Form 10-K
period 2013-12-29
SUNPOWER CORP
filed 2014-02-18
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013 was $868.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2013. For purposes of determining this amount only, the registrant has defined affiliates as including Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS and the executive officers and directors of registrant on June 28, 2013.

The total number of outstanding shares of the registrant’s common stock as of February 7, 2014 was 121,563,739.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2014 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, PowerLight®, Tenesol®, and Greenbotics®. Other trademarks appearing in this report are the property of their respective owners.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("dc").

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part I. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for nearly 30 years, originally incorporating in California in 1985 and subsequently reincorporating in Delaware during 2005 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR". In fiscal 2011, we became a majority owned subsidiary of Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A.").

Company Overview

SunPower is a leading global energy services company dedicated to changing the way the world is powered. We believe SunPower's breakthrough technology is unmatched in long-term reliability, efficiency and guaranteed performance. Through design, manufacturing, installation and ongoing maintenance and monitoring, SunPower provides its proprietary, high-performance solar technology to residential, commercial and utility customers worldwide. With demonstrated conversion efficiencies exceeding 24%, we believe our Maxeon solar cells perform better, are tested more extensively and improved continuously to deliver maximum return on investment when compared with our competitors. We believe that there are several factors that set us apart when compared with various competitors:

–	A go-to-market platform that is broad and deep, reflecting our long-standing experience in rooftop and ground mount channels, including turn-key systems:

•	Cutting-edge systems designed to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies;

•	Expanded reach enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established; and

•	End-to-end solutions management capabilities, including operations and maintenance of some of the world's largest solar power systems.

–
A technological advantage, which includes being the leading solar company manufacturing back-contact, back-junction cells enabling our panels to produce more electricity, last longer and resist degradation more effectively:

•	Superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	Superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•	Superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	Superior energy production per rated watt of power, as confirmed by multiple independent reports;

•	The ability to transport more KW per pound using less packaging, resulting in lower distribution costs and environmental waste; and

•	More efficient use of silicon, a key raw material used in the manufacture of solar cells;

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

•	Our leasing program offers customers high efficiency solar products for no money down at competitive energy rates; and

•	Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years.

Our Products and Services

Solar Power Products

We sell our solar power products, including panels, balance of system components, and inverters to dealers, systems integrators distributors, leading companies, and directly to residential, commercial and utility customers around the globe.

Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. In fiscal 2013, we commercially launched our X-Series solar panels, made with our Maxeon Gen 3 solar cells, which have demonstrated average panel efficiencies exceeding 21.5%. We believe our X-Series solar panels are the highest efficiency solar panels available for the mass market. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower Signature™ Black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Our X-Series and E-Series panels have proven performance with low levels of degradation, validated by third-party performance tests.

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include mounting structures, charge controllers, grid interconnection equipment, and other devices, depending on the specific requirements of a particular system and project.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade alternating current power that is ready for household use. We sell a line of inverters manufactured by third parties, some of which are SunPower-branded.

Solar Power Systems

We offer several types of rooftop- and ground-mounted solar systems that integrate a variety of our solar power products and solutions.

Commercial Roof and Ground Mounted Systems

We offer a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot and open space applications. Our commercial rooftop offering includes an all-in-one, non-penetrating system that combines solar panel, frame, and mounting system into one pre-engineered unit design for flat roof application. We also offer a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and interlock, enhancing wind resistance and secure, rapid installations.

We offer parking lot structures designed specifically for SunPower panels, balance of system components, and inverters. These systems are typically custom design-build projects that utilize standard templates and design best practices to create a solution tailored to unique site conditions. SunPower's highest efficiency panels are especially well suited to stand-alone structures, such as those found in parking lot applications, because our systems require less steel per unit of power or energy produced as compared with our competitors.

Utility Systems

Our single axis tracking systems automatically pivot solar panels to track the sun's movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems, depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KW of solar panels. This multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per KW of capacity.

We offer the industry's first modular solar power block ("SunPower Oasis" or "Oasis"), which combines SunPower solar panels and tracker technology into a scalable 1.5 MW solar power block, which streamlines the construction process while optimizing the use of available land by conforming to the contours of the production site. The power block kits are shipped pre-assembled to the job site for rapid field installation. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride-through and power factor control. More than 1.5 GW of Oasis is installed or under contract worldwide. Oasis is currently being deployed at the 748 MW Solar Star Projects in California, formerly known as Antelope Valley Solar Projects, the world's largest solar power plant under construction to date. In fiscal 2013, we acquired Greenbotics, Inc., the developer of a robotic solar power plant cleaning system. We are currently deploying this technology on many of the utility-scale solar power systems for which we provide operations and maintenance services. The robots may be configured for use with a variety of solar panels and mounting types, including fixed-tilt arrays and single access trackers.

Our solar concentrator ("SunPower C-7 Tracker" or "C-7") combines a horizontal single-axis tracker with rows of parabolic mirrors, reflecting light onto linear arrays of our high efficiency solar cells. The SunPower cell is uniquely suited for this application due to its extremely high efficiency under low levels of concentration. This tracker's components come factory preassembled, enabling rapid installation using standard tools and requiring no specialized field expertise.

Utility-Scale Solar Power System Construction and Development

Our global project teams have established a scalable, fully integrated, vertical approach to constructing and developing utility-scale photovoltaic power plants in a sustainable way. Our power plant development and project finance teams evaluate sites for solar developments; obtain land rights through purchase and lease options; conduct environmental and grid transmission studies; and obtain building, construction and grid-interconnection permits, licenses, and regulatory approvals.

We enter into fixed price engineering, procurement and construction ("EPC") agreements with customers under which we construct and deliver functioning rooftop- and ground-mounted solar power systems. We also develop and sell solar power plants, which generally include the sale or lease of related real estate. Under such development projects, the plants and project development rights, initially owned by us, are later sold to third parties. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that buys the system from us. In other areas, such as the Middle East and South America, projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

Services and Solutions

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years. We offer operations and maintenance services, including remote monitoring services, preventative and corrective maintenance, as well as rapid-response outage restoration and inverter repair, with the objective of optimizing our customers' electrical energy production over the life of the system. We generally warrant or guarantee the performance of the solar panels that we manufacture at certain levels of power output for 25 years. We pass through to customers long-term warranties from the original equipment manufacturers of certain system components for periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years.

We incorporate leading information technology platforms to facilitate the management of our solar power systems operating worldwide. Real-time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to ensure timely resolution. Our performance model is based on the Sandia National Labs Photovoltaic Performance Model and has been audited by independent engineers. Solar panel performance coefficients are established through independent third-party testing. When combined with our ability to monitor a system's production and meteorological conditions, SunPower is able to offer our customers system output performance guarantees.

Our proprietary set of advance monitoring applications (the "SunPower Monitoring System") provides customers real-time performance status of their solar power system, with access to historical or daily system performance data through our customer website (www.sunpowermonitor.com). The SunPower Monitoring System is available through applications on Apple® and Android™ devices. Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

Residential Leasing Program

Our residential lease program, in partnership with third-party financial institutions, allows customers in the United States to obtain SunPower systems under lease agreements up to 20 years. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when a lessee sells his or her home.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques such as concentrating photovoltaic power, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total, our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our competitiveness.

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers, including our joint venture AUO SunPower Sdn. Bhd. ("AUOSP"), on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We have certain purchase obligations under our material supply agreement with our joint venture AUOSP, which is a supplier of our cells. This material supply contract has a remaining term of four years and does not contain prepayment obligations. Please see the Contractual Obligations disclosure in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the amount of our purchase obligations in 2014 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 29, 2013, advances to suppliers totaled $383.3 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate. For further information regarding our future prepayment obligations, please see "Item 8. Financial Statements and Supplementary Data - Note 8 - Commitment and Contingencies - Advance to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see "Item 1A: Risk Factors - Risks Related to Our Supply Chain."

We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. Crystalline silicon is the principal commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon, and thin-layer silicon. Our solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. We have negotiated multiple long-term, fixed price contracts with large polysilicon suppliers.

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facility located in the Philippines and by our joint venture, AUOSP, located in Malaysia. The solar cell manufacturing facility we own and operate in the Philippines has a total rated annual capacity of over 700 MW. AUOSP currently operates a solar cell manufacturing facility with a total rated annual capacity of over 800 MW. We also own a 215,000 square foot building in the Philippines that will serve as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2015.

Using our solar cells, we manufacture our solar panels at our solar panel assembly facilities located in the Philippines, Mexico and France. Our solar panel manufacturing facilities have a combined total rated annual capacity of over 1.1 GW. Our solar panels are also assembled for us by third-party contract manufacturers in California and China.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We generally assemble proprietary components while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we are focused on standardizing our products with the goal of driving down installation costs, such as with our SunPower Oasis system.

Customers

We sell our products through our three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. Our scope and scale allow us to deliver solar solutions across all segments, ranging from consumer homeowners to the largest commercial and governmental entities in the world. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners and small commercial building owners. We leverage a combination of direct sales as well as a broad partner ecosystem to efficiently reach our global segments.

We work with development, construction, system integration, and financing companies to deliver our solar power products and solutions to wholesale sellers, retail sellers, and retail users of electricity. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Our utility-scale solar power systems are typically purchased by an investor or financing company and operated as central-station solar power plants. In addition, our third-party global dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins, or loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•
Residential and Commercial: Canadian Solar Inc., Hanwha Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Mitsubishi Corporation, Panasonic Corporation, Sharp Corporation, SolarCity Corporation, SolarWorld AG, Sungevity, Inc., SunRun, Inc., Trina Solar Ltd., Vivint, Inc., and Yingli Green Energy Holding Co. Ltd.

•
Utility and Power Plant: Abengoa Solar S.A., Acconia Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., NRG Energy, Inc., Recurrent Energy (a subsidiary of Sharp Corporation), Sempra Energy, Silverado Power LLC., Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, SunEdison, and Tenaska, Inc.

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

In addition, universities, research institutions, and other companies have brought to market alternative technologies, such as thin films and high concentration photovoltaic, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, solar thermal, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar systems include:

•	total system price;

•	LCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	timeliness of new product introductions;

•	bankability, strength, and reputation of our company; and

•	warranty protection, quality, and customer service.

We believe that we can compete favorably with respect to each of these elements, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information on risks related to our competition, please see "Item 1A: Risk Factors" including "The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows."

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for, among others, "Maxeon", "Oasis", "PowerLight", "Serengeti", "Smarter Solar", "SunTile", "SunPower Electric", "Tenesol", "The Planet's Most Powerful Solar", "The World's Standard for Solar", and "Use More Sun" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 29, 2013, we held registrations for 16 trademarks in the United States, and had 2 trademark registration applications pending. We also held 105 trademark registrations and had over 26 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 29, 2013, we held 157 patents in the United States, which will expire at various times through 2032, and had 210 U.S. patent applications pending. We also held 154 patents and had 539 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

We are currently in litigation in Germany against Knubix GmbH related to alleged violations of our patent rights. We are also currently in litigation in the District of Delaware against PanelClaw Inc. related to alleged violations of our patent rights.

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

Backlog

We believe that backlog is not a meaningful indicator of future business prospects.  In the residential and commercial markets we often sell large volumes of solar panel, mounting systems, and other solar equipment to third-parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times.  We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors.  Our solar power system project backlog would therefore, exclude sales contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing.  Based on these reasons, we believe backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time.

Regulations

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than is used, during which periods the electricity meter will run backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later time.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see "Item 1A: Risk Factors" including "The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results," and "Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Environmental Regulations

We use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our research and development, manufacturing, and construction activities. We are subject to a variety of foreign, U.S. federal and state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. For more information about risks related to environmental regulations, please see "Item 1A: Risk Factors" including "Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines."

The Iran Threat Reduction and Syria Human Rights Act of 2012

The Iran Threat Reduction and Syria Human Rights Act of 2012, signed into law by President Obama on August 10, 2012 (“ITRSHRA”), added a new Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires us to disclose whether Total S.A. (“Total”) or any of its affiliates (collectively, the “Total Group”) engaged during the 2013 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B), (C), (D)(i) or (D)(ii) of Section 13(r)(1), affiliates of Total may be deemed to have engaged in certain transactions or dealings with the government of Iran that would require disclosure pursuant to Section 13(r)(1)(D)(iii), as discussed below. The below information concerning calendar year 2013 was provided to us by Total and is current as of February 12, 2014. The percentages below indicate ownership interest in the entities named. SunPower and its subsidiaries did not engage in any activities required to be disclosed pursuant to Section 13(r)(1).

The Total Group has no exploration and production activities in Iran and maintains a local office in Iran solely for non-operational functions. Some payments are yet to be reimbursed to the Total Group with respect to past expenditures and remuneration under buyback contracts entered into between 1997 and 1999 with the National Iranian Oil Company (“NIOC”) for the development of the South Pars 2&3 and Dorood fields. With respect to these contracts, development operations have been completed and the Total Group is no longer involved in the operation of these fields. In 2013, Total E&P Iran (100%), Elf Petroleum Iran (99.8%), Total Sirri (100%) and Total South Pars (99.8%) collectively made payments of less than €0.5 million (i) the Iranian administration for taxes and social security contributions concerning the personnel of the aforementioned local office and residual buyback contract-related obligations, and (ii) Iranian public entities for payments with respect to the maintenance of the aforementioned local office (e.g., utilities, telecommunications). Total expects similar payments to be made in 2014, and it did not recognize any revenues or profits from the aforementioned in 2013.

In 2013, as part of its ongoing global strategy for the protection of its intellectual property, Total paid taxes of approximately €1,500 to the Iranian national intellectual property office with respect to patents filed in Iran prior to 2013. Total anticipates paying similar taxes in the future.

Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of Total, had limited contacts in 2013 with the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC. These contacts related to agreements governing certain transportation, processing and operation services formerly provided to a joint venture at the Rhum field in the UK, co-owned by BP (50%, operator) and IOC (50%), by a joint venture at the Bruce field between BP (37%, operator), TEP UK (43.25%), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%) and by TEP UK’s Frigg UK Association pipeline (100%). To Total’s knowledge, no services have been provided under the aforementioned agreements since November 2010, when the Rhum field stopped production following the adoption of EU sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities), which are permitted by EU sanctions regulations. These agreements led to the signature in 2005 of an agreement by TEP UK and Naftiran Intertrade Co. (“NICO”) (IOC’s parent company and a subsidiary of NIOC) for the purchase by TEP UK of Rhum field natural gas liquids from NICO. This agreement was terminated by TEP UK with effect from December 2013 and, prior to that, there had been no purchases under this agreement since November 2010. TEP UK’s contacts with IOC and NICO in 2013 in regard to the aforementioned agreements were limited to exchanging letters and notifications regarding contract administration and declarations of force majeure. Total did not recognize any revenues or profits from the aforementioned in 2013. Furthermore, on October 22, 2013, the UK government notified IOC of its decision to apply a temporary management scheme to IOC’s interest in the Rhum field within the meaning of UK Regulations 3 and 5 of the Hydrocarbons (Temporary Management Scheme) Regulations 2013 (the “Hydrocarbons Regulations”). On December 6, 2013, the UK government further authorized TEP UK, among others, under Article 43a of EU Regulation 267/2012, as amended by 1263/2012 and under Regulation 9 of the Hydrocarbons Regulations, to carry out activities in relation to the operation and production of the Rhum field. As a result, TEP UK does not anticipate having any contacts with IOC in 2014. In addition, on September 4, 2013, the U.S. Treasury Department issued a license to BP authorizing BP and certain others to engage in various activities relating to the operation and production of the Rhum field. The Rhum field remains shut down, but it is anticipated that production could restart at some point in 2014.

The Total Group does not own or operate any refineries or chemicals plants in Iran.

Until December 2012, at which time it sold its entire interest, the Total Group held a 50% interest in the company Beh Total (now named Beh Tam) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Total Group’s interest in Beh Tam, Total agreed to license the trademark “Total” to Beh Tam for an initial 3-year period for the sale by Beh Tam of lubricants to domestic consumers in Iran. Total E&P Iran (“TEPI”), a wholly-owned affiliate of Total, expects to receive, on behalf of Total, annual royalty payments in Rials from Beh Tam during the period 2014-2016 for such license. Each payment will be based on Beh Tam’s sales of lubricants during the previous calendar year. Representatives of the Total Group and Beh Tam met twice in 2013 to discuss the local lubricants market and further discussions are expected to take place in the future. TEPI received payments in 2013 from Beh Tam in Rials of approximately €2.6 million that corresponded to an outstanding 2011 Beh Total dividend payment and the settling of debts related to the Total Group’s prior ownership. Similar payments, in addition to the royalty payments described above, are expected to be received from Beh Tam in 2014.

Total Marketing Middle East FZE (“TMME”), a wholly-owned affiliate of the Total Group, which had stopped sales of lubricants to Beh Total at the end of 2012, decided in 2013 to resume such sales to Beh Tam in Iran. The sale in 2013 of approximate 188 metric tons of lubricant generated gross revenue of approximately €1.0 million and a net profit of approximately €0.2 million. TMME expects to continue such activity in 2014.

Total Ethiopia Ltd (“TEL”), an Ethiopian company held 99.99% by the Total Group and the rest by three Total Group employees, paid approximately €63,000 in 2013 to Merific Iran Gas Co, an Ethiopian company majority-owned by entities affiliated with the government of Iran, pursuant to a contract for the transport and storage of LPG in Ethiopia purchased by TEL from international markets. TEL expects to stop pursuing this activity in 2014.

Total Belgium NV (“Total Belgium”), a company held 99.99% by the Total Group and the rest by an individual, provided in early 2013 fuel payment cards to Iranian diplomatic missions in Belgium for use in the Total Group’s service stations. In 2013, these activities generated gross revenue of approximately €27,500 and net income of approximately €550. The Total Group terminated this contractual agreement in 2013. In addition, Total Belgium supplied approximately 11,000 liters of heating fuel (gasoil) to the Iranian Embassy in Brussels. In 2013, this activity generated gross revenue of approximately €9,500 and net income of approximately €1,500. Such supply arrangements ceased in December 2013 and there are no plans to resume such supply.

In addition, the Total Group holds a 50% interest in, but does not operate, Samsung Total Petrochemicals Co. Ltd (“STC”), a South Korean incorporated joint venture with Samsung General Chemicals Co., Ltd. (50%). In reliance on the exemption provided in Section 1245(d)(4)(D) of the National Defense Authorization Act (NDAA) announced on December 7, 2012, STC purchased approximately 150,000 metric tons of condensates in early 2013 directly or indirectly from companies affiliated with the Iranian government for approximately €94 million. As such condensates are used by STC as inputs for its manufacturing processes, it is not possible to estimate the revenues from sales or net income attributable to such purchases. STC stopped such purchases in March 2013.

Employees

As of December 29, 2013, we had approximately 6,320 full-time employees worldwide, of which 28% were located in the Americas Segment, 8% were located in the EMEA Segment, and 64% were located in the APAC Segment. Of these employees, 4,610 were engaged in manufacturing, 450 in construction projects, 300 in research and development, 540 in sales and marketing, and 420 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees are good.

Geographic Information

Information regarding financial data by segment and geographic area is available in Note 4 and Note 16 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 77 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C., or at the SEC's website at http://www.sec.gov. The public may obtain additional information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, results of operations, and financial condition. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that are not currently believed to be significant that may also impair our operations, cash flows, and the trading price of our common stock as well as our senior convertible debentures.

Risks Related to Our Sales Channels

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing since 2009, and solar cell and solar panel manufacturers continue to have excess capacity, particularly in China. Excess capacity and industry competition have resulted, and we expect will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in the current market environment, which could cause our financial results to be different than forecasted. See also "Risks Related to Our Sales Channels -- If we fail to successfully execute our cost reduction roadmap, and develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Our operating results are subject to fluctuations and are inherently unpredictable.

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses. We may not be profitable on a quarterly basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. Revenue from our large commercial and utilities and power plant customers (for example, our California Valley Solar Ranch ("CVSR") project and our Solar Star Projects) is susceptible to large fluctuations. The amount, timing and mix of sales to our large commercial and utilities and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter. Our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. A delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period. Any decrease in revenue from our large commercial, utilities and power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement. In the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenues. Declining average selling prices immediately impact our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenues. Any of the foregoing may cause us to miss any revenue or earnings guidance and negatively impact our liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also, "Risks Related to Our Sales Channels -- Our business could be adversely affected by seasonal trends and construction cycles."

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.

Global economic conditions and the limited availability of credit and liquidity could materially and adversely affect our business and results of operations. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a PPA with an investor or financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations. See also, "Risks Related to Our Operations -- We may be unable to obtain financing for our residential lease program and we may be unable to extend our third party ownership model to other jurisdictions, which could all have an adverse effect on our growth and financial results."

Due to challenging credit markets, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, due to the challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales.  In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively impacted. In addition, in the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we will need to identify in the near term interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look towards incentive-less markets, we will continue to need to identify financiers willing to finance residential solar systems. The lack of project financing could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. If economic recovery is slow in the United States or elsewhere we may experience decreases in the demand for our solar power products, which may harm our operating results. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. In addition, a rise in interest rates would likely increase our customers' cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, the poor state of economies worldwide, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In 2011, some of these government mandates and economic incentives were reduced or fundamentally restructured, including the feed-in tariffs in Germany and incentives offered by other European countries, which has had a materially negative effect on the market size and price of solar systems in Europe, caused our earnings in fiscal 2013, 2012 and 2011 to decline in Europe and adversely affected our financial results. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that are beyond our control. Because our sales are into the on-grid market, the reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products.  We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon and potentially other components. These tariffs may increase the price of our solar products and adversely impact our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers' customers, which could cause a significant reduction in demand for our solar power products.

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels includes a 25-year warranty period for defects in materials and workmanship and for declines in power performance. We believe our warranty offering exceeds industry practice. We perform accelerated lifecycle testing that exposes our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that could occur over the 25-year warranty period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. Although we have not faced any material warranty claims to date, we have sold solar panels under warranty since the early 2000's and have therefore not experienced the full warranty cycle.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers' warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

Increases in the defect rate of SunPower or third-party products could cause us to increase the amount of warranty reserves and have a corresponding material, negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells and solar panels are incorporated results in injury, property damage or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000's and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources to satisfy a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could adversely affect our business, operating results and financial condition.

If we fail to successfully execute our cost reduction roadmap, and develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer.

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to our products' higher efficiency. A principal component of our business strategy is reducing our costs to manufacture our products. We are additionally focused on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs faster than us or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency. While raw materials costs and other third-party component costs have been decreasing, if such costs were to increase, we may not be able to meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position would suffer, and we could lose market share and our margins would be adversely impacted as we face downward pricing pressure.

The solar power market is characterized by continually changing technology that requires improved features, such as increased efficiency, higher power output and enhanced aesthetics. Technologies developed by our direct competitors, including thin-film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide power at lower costs than our products. We also face competition in some markets from other power generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems.

Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become uncompetitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. If we cannot continually improve the efficiency of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected. We have new products such as our C7 Tracker, that have not been mass deployed in the market. We need to prove their reliability in the field as well as drive down their cost in order to gain market acceptance. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our operating results and financial condition will be adversely affected. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers' ordering patterns, insufficient supplies of new products to meet customers' demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business's operating results and financial condition.

A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.

Even though we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues will continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects (for example, the Solar Star and CVSR projects), and the loss of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. In fiscal 2013, two customers accounted for a combined 42% of our total revenue. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially impact our financial results. In addition, if construction, warranty or operational challenges arise on a larger project, or if the timing of such a project unexpectedly changes for other reasons, our financial results could be materially, adversely affected. Our agreements for such projects may be cancelled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, or materially breach the governing agreements, or in the event of a customer's or project entity's bankruptcy, our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders and the construction process, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially adversely affect our business, results of operations and financial condition.

We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our operating results.

Our product sales to residential dealers and components customers are frequently not made under long-term agreements. We also contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our operating results to fluctuate and may result in a material adverse effect in our business, results of operations, and financial condition. In addition, since we rely partly on our network of international dealers for marketing and other promotional programs, if our dealers fail to perform up to our standards, our operating results could be adversely affected.

Almost all of our engineering, procurement and construction ("EPC") contracts are fixed-price contracts that may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project.

Almost all of our EPC contracts are fixed price contracts. We attempt to estimate all essential costs at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, or if financing costs were to increase, our operating results could be adversely affected.

In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. In several instances in the past, we have obtained change orders that reimburse us for additional unexpected costs. Should miscalculations in planning a project or delays in execution occur, there can be no guarantee that we would be successful in obtaining reimbursement, we may not achieve our expected margins or we may be required to record a loss in the relevant fiscal period.

Our business could be adversely affected by seasonal trends and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.

The competitive environment in which we operate often requires us to undertake customer obligations, which may turn out to be more costly than anticipated and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are often required, as a condition of financing or at the request of our end customer, to undertake certain obligations such as:

•	System output performance guarantees;

•	System maintenance;

•	Penalty payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	Guarantees of certain minimum residual value of the system at specified future dates; and

•	System put-rights whereby we could be required to buy-back a customer's system at fair value on a future date if certain minimum performance thresholds are not met.

Such financing arrangements and customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition, and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect our revenues and profits in a particular period.

Risks Related to Our Liquidity

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $150 million to $170 million in fiscal 2014. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we make advance payments for raw materials or pay to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, invest in our residential lease business, and continue our research and development. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. Developing and constructing solar power plants requires significant time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "Risks Related to Our Operations -- We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, results of operations and financial condition." See also "Risks Related to Our Sales Channels -- A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.”

Our capital expenditures and use of working capital may be greater than we anticipate if we decide to make additional investments in the development and construction of solar power plants, or if sales of power plants and associated receipt of cash proceeds is delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. See "We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt."

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to SunPower upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. As of December 29, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.3 million and were fully collateralized with restricted cash. Our uncollateralized letter of credit facility with Deutsche Bank, which as of December 29, 2013 had an outstanding amount of $736.0 million, is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. Any draws under this uncollateralized facility would require SunPower to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or if our other indebtedness greater than $25 million becomes accelerated, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on behalf of SunPower, which could have a material adverse effect on our operations.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital requirements and fund our committed capital expenditures over the next 12 months, including the development and construction of our planned solar power plants over the next 12 months. As of December 29, 2013, we had $250 million available under our revolving credit facility with Credit Agricole.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, such as $25 million, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity securities or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations and financial condition.

Our $230 million of 4.75% debentures due 2014 and $250 million of 4.50% debentures due 2015 are classified as short-term debt on our Consolidated Balance Sheet. We are evaluating options to repay or refinance such indebtedness during 2014 or 2015, but there are no assurances that we will have sufficient available cash to repay such indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and solar power plant projects, make adequate capital investments to remain technologically- and price-competitive, or provide bonding or letters of credit required by our projects, we will need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds and other resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of December 29, 2013, we had approximately $906.0 million of outstanding debt for borrowed money.

This level of debt could have material consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our debentures and our other outstanding debt;

•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements (with certain covenants becoming more restrictive over time), which event of default could result in all or a significant portion of our debt becoming immediately due and payable;

•
reducing the availability of our cash flows to fund working capital, capital expenditures, project development, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit agreement with Credit Agricole;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt or are less leveraged.

In the event that our joint ventures are consolidated with our financial statements, such consolidation could significantly increase our indebtedness.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital.

Our current tax holidays in the Philippines and Switzerland have or will expire within the next several years.

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary's registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $11.7 million, $9.5 million, and $3.9 million in fiscal 2013, 2012, and 2011, respectively. Our income tax holidays were granted as manufacturing lines were placed in service and have expired within this fiscal year. We have applied for extensions and renewals upon expiration; however, while we expect all approvals to be granted, we can offer no assurance that they will be. We believe that if our Philippine tax holidays are not extended or renewed, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and adversely affect our business, financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. Tax savings associated with this ruling were approximately $1.5 million, $1.8 million, and $2.3 million in fiscal 2013, 2012, and 2011, respectively. The current ruling expires in 2015. If the ruling is not renewed in 2015, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

Our joint venture AUOSP benefits from a tax holiday granted by the Malaysian government subject to certain hiring, capital spending, and manufacturing requirements. The joint venture partners of AUOSP have decided to postpone the construction of an additional manufacturing facility ("Fab 3B"), which fails to meet certain conditions required to continue to benefit from the tax ruling. Our joint venture is currently in discussions with the Malaysian government to extend the period by which buildout has to be completed. Should AUOSP be unable to renegotiate the tax ruling, they would be subject to statutory tax rates which could negatively impact our share of equity earnings reported in our Consolidated Statements of Operations.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See Note 12 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

Our insurance for certain indemnities we have made to our officers and directors may be inadequate, and potential claims could materially and negatively impact our financial condition and results of operations.

Pursuant to our certificate of incorporation, by-laws and certain indemnification agreements, we indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. Although we currently maintain directors and officers liability insurance for certain potential third-party claims for which we are legally or financially unable to indemnify them, such insurance may be inadequate to cover certain claims. In addition, in previous years, we have primarily self-insured with respect to potential third-party claims. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition and results of operations could be materially harmed.

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, our Credit Support Agreement with Total S.A., our Affiliation Agreement with Total, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

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

Due to the industry-wide shortage of polysilicon experienced before 2011, we purchased polysilicon that we resold to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. To match our estimated customer demand forecasts and growth strategy for the next several years, we have historically entered into multiple long-term supply agreements. Some agreements have long terms and provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and firm purchase commitments that require us to pay for the supply whether or not we accept delivery. If any long term and fixed commitment agreements require us to purchase more supplies than required to meet our actual customer demand over time, the resulting excess inventory could materially and negatively impact our results of operations. Prices for raw materials and components have been rapidly declining. If we are unable to access spot market pricing of commodities and decrease our dependency on long term or fixed commitment supply agreements, we would be paying more at unfavorable payment terms for such supplies than the current market prices and payment terms available to our competitors. We would then be placed at a competitive disadvantage against competitors who were able to leverage better pricing, we would be unable to meet our cost reduction roadmap, and our profitability could decline.

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

If our agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may be forced to purchase additional supply at market prices, which could be greater than expected and could materially and adversely affect our results of operations. Such market prices could also be greater than prices paid by our competitors, placing us at a competitive disadvantage and leading to a decline in our profitability. Further, we face significant, specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. In the event any such supplier experiences financial difficulties or goes into bankruptcy, we would also be unlikely to collect for warranty claims against such suppliers. Any of the foregoing could materially harm our financial condition and results of operations.

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells, panels and power systems such as polysilicon, inverters and module material. If we fail to maintain our relationships with our suppliers, or if suppliers are unable to meet demand through industry consolidation, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our products to our customers within required timeframes and cause order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers' ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes profitability and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase the cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Operations

We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, results of operations and financial condition.

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

A substantial portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. We have solar cell and module production lines located at our manufacturing facilities in the Philippines, Mexico, and France, and our joint venture's manufacturing facility in Malaysia.

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

Under a joint venture agreement, we and AU Optronics Corporation ("AUO") jointly own and manage a joint venture, AUO SunPower Sdn. Bhd. (“AUOSP”), that has constructed a manufacturing facility in Malaysia. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives may be different from ours and may be inconsistent with our best interests;

•	Either party's inability to maintain compliance with the contractual terms of the joint venture agreement and challenges we could face enforcing such terms;

•	the joint venture's ability to obtain or maintain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

If we experience any of these or similar difficulties, our supply from the joint venture may be delayed or be more costly than expected, substantially constraining our supply of solar cells. The joint venture partners of AUOSP have decided to postpone the construction of Fab 3B, and therefore determined that additional equity need not be provided to AUOSP at this time. AUOSP's $300 million secured loan facility in connection with Fab 3A includes a covenant that requires the joint venture partners to make equity injections in 2012 and 2013. AUOSP obtained a waiver from its lenders that reduced and extended the required equity injections through December 31, 2014. If AUOSP does not receive the equity injections required under the loan facility by such date, it would, absent further modification or waiver of the applicable covenant, be in technical breach of the loan agreement. This default would not create a cross default under SunPower's debt agreements so long as AUOSP remains unconsolidated, is not a "significant subsidiary" as defined by Reg S-X of the Exchange Act, and SunPower's ownership in AUOSP remains no higher than 50%. However, if the lenders were to accelerate payment on the loan or enforce their security interest, the supply of solar cells to SunPower could be interrupted. If we are unable to utilize our manufacturing capacity at the joint venture as planned, or we experience interruptions in the operation of our existing production lines, our per-unit manufacturing costs would increase, we would be unable to increase sales or gross margins as planned, we may need to increase our supply of third party cells, and our results of operations would likely be materially and adversely affected.

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

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the §48(c) solar commercial investment tax credit (“ITC”) and the Treasury grant under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant") program, which is administered by the U.S. Treasury Department ("Treasury") and provides Cash Grant payments in lieu of the ITC. The ITC and Cash Grant allow qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for CVSR and Solar Star.  We have also accounted for certain projects and programs in our business using the same assumptions.

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied or will apply for the Cash Grant.  We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and Internal Revenue Service ("IRS").  Any changes to the Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely impact our business and results of operations. While we have received notification that certain applications related to our projects will be fully paid by Treasury, if the IRS or Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including any systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects, including Solar Star, CVSR and our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the Budget Control Act of 2011, Cash Grants were subject to sequestration beginning in 2013. The federal government reduced spending for the Cash Grant, with resulting decreases in Cash Grant received by us. Authorities may continue adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or imposition of other requirements to qualify for these incentives. Any such reduction or additional requirements could adversely impact our results of operations.

There are continuing developments in the interpretation and application of how companies should calculate their eligibility and level of Cash Grant and ITC incentives. There have been recent cases in the U.S. district courts that challenge the criteria for a true lease, which could impact whether the structure of our residential lease program qualifies under the Cash Grant and ITC. Additionally, the Office of the Inspector General of the Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the Cash Grant program, including potential misrepresentations concerning the fair market value of certain solar power systems submitted for Cash Grant. While we have not received a subpoena, we could be asked to participate in the information gathering process. The results of the current investigation could affect the underlying assumption used by the solar industry, including us, in our Cash Grant and ITC applications, which could reduce eligibility and level of incentives and could adversely affect our results of operations and cash flows.

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

If we cannot offer residential lease customers an attractive value proposition due to an inability to obtain financing for our residential lease program, an inability to continue to monetize tax benefits in connection with our residential lease arrangements, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retain electricity or otherwise, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, and financial condition.

We offer a residential lease program in partnership with third-party financial institutions, which allows residential customers to obtain our systems under lease agreements for terms of up to 20 years. The success of our residential lease program depends in part on our ability to enter into financing arrangements that allow our customers to obtain our systems with minimal upfront costs. We are actively arranging additional third-party financing for our residential lease program, but we may be unable to arrange additional financing partners for our residential lease program in future periods, which could limit our sales and our plans to grow our residential lease program. Additionally, we face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than offered to our competitors. If financing costs were to increase, due to increases in prevailing interest rates or otherwise, our lease product will be less attractive to our customers.  In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash position, working capital and financial results could be negatively affected.

Our residential lease program has been eligible for the ITC and Cash Grant. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC will be reduced from approximately 30% of the cost of the solar system to approximately 10% for solar systems placed into service after December 31, 2016. In addition, Cash Grants are no longer available for new solar systems. Changes in existing law and interpretations by the IRS, Treasury and the courts could reduce the willingness of financing partners to invest in funds associated with our residential lease program. Additionally, benefits under the Cash Grant and ITC programs are tied, in part, to the fair market value of our systems, as ultimately determined by the federal agency administering the benefit program. This means that, in connection with implementing financing structures that monetize such benefits, we need to, among other things, assess the fair market value of our systems in order to arrive at an estimate of the amount of tax benefit expected to be derived from the benefit programs. We incorporate third-party valuation reports that we believe to be reliable into our methodology for assessing the fair market value of our systems, but these reports or other elements of our methodology may cause our fair market value estimates to differ from those ultimately determined by the federal agency administering the applicable benefit program. If the amount or timing of Cash Grant payments or ITC received in connection with our residential lease program varies from what we have projected, due to discrepancies in our fair value assessments or otherwise, our revenues, cash flows and margins could be adversely affected. Additionally, if any of our financing partners that currently provide financing for our solar systems decide not to continue to provide financing due to general market conditions, changes in tax benefits associated with our solar systems, concerns about our business or prospects or any other reason, or if they materially change the terms under which they are willing to provide future financing, we will need to identify new financing partners and negotiate new financing terms.

See also “A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credit could adversely impact our business, revenues, margins, results of operations and cash flows.”

We have to quickly build infrastructure to support the residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our financial results. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. We make certain assumptions in accounting for our residential lease program, including, among others, assumptions in accounting for our residual value of the leased systems.  As our residential lease program grows, if the residual value of leased systems does not materialize as assumed, it will adversely affect our results of operations. At the end of the term of the lease, our customers have the option to purchase at fair market value, extend the lease or return the leased systems to us. Should there be a large number of returns, we may incur de-installation costs in excess of amounts reserved.

We believe that, as with our other customers, retail electricity prices factor significantly into the value proposition of our products for our residential lease customers. If prices for retail electricity or electricity from other renewable sources decrease, our ability to offer competitive pricing in our residential lease program could be jeopardized because such decreases would make the purchase of our solar systems or the purchase of energy under our lease and power purchase agreements less economically attractive.

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

We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays and other contingencies tied to performance bonds and letters of credit, or other required credit and liquidity support guarantees, any of which could have a material adverse effect on our business and results of operations.

We act as the general contractor for many of our customers in connection with the installation of our solar power systems. Some customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, or may require other forms of liquidity support. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to attain suitable bonding agencies willing to provide performance bonding. Obtaining letters of credit may require collateral. In the event we are unable to obtain bonding or sufficient letters of credit or other liquidity support, we will be unable to bid on, or enter into, sales contracts requiring such bonding. See also "Risks Related to Our Sales Channels -- Almost all of our engineering, procurement and construction ("EPC") contracts are fixed price contracts that may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project."

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

To increase our business and maintain our competitive position, we have and may continue to acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay, in July 2010, we formed AUOSP as a joint venture with AUO, and in January 2012, we acquired Tenesol.  In fiscal 2013, we closed a joint venture agreement with partners in China to manufacture our C-7 Tracker systems for the Chinese market and we acquired Greenbotics, Inc. the developer of a robotic solar power plant cleaning system.

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

Moreover, our joint venture arrangements may lead to disputes with our co-venturers. For example, we are currently engaged in arbitration with First Solar Electric Corporation, our co-venturer in First Philec Solar Corporation, a Philippines wafer manufacturing joint venture in which we hold a minority interest. See also “Risks Related to Our Supply Chain -- Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap.”

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional cell manufacturing production capacity beginning in 2014, which will require successful execution of:

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

As a result of fluctuations in the demand for our products, our project assets and other long-lived assets may be impaired, or we may write off equipment or inventory, and each of these events would adversely affect our financial results.

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

In addition, if the demand for our solar products decreases, our manufacturing capacity could be underutilized, and we may be required to record an impairment of our long-lived assets, including facilities and equipment, which would increase our expenses. In improving our manufacturing processes consistent with our cost reduction roadmap, we could write off equipment that is removed from the manufacturing process. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would have a negative impact on our gross margin. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. Each of the above events would adversely affect our future financial results.

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

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely impact our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Related to Our Sales Channels -- The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”

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

We depend on third-party contract manufacturers to assemble a portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

We outsource a portion of module manufacturing to contract manufacturers in the United States and China. As a result of outsourcing this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of our third-party contract manufacturers were disrupted or its financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to third-party contract manufacturers or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. While the Company had material weaknesses in fiscal 2009, management remediated these material weaknesses, and concluded that as of the end of each of fiscal 2013, 2012, and 2011, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

On June 6, 2006, we ceased to be a member of Cypress's consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress's combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress's option. During fiscal 2013 we recorded $3.3 million of liabilities due under this arrangement. As of December 29, 2013, we have a potential future liability of approximately $3.7 million.

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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities ("VIEs") that affects our accounting treatment of our existing and future joint ventures. We have variable interests in AUOSP, our joint venture with AUO. To ascertain whether we are required to consolidate these entities, we determine whether these entities are VIEs and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner's obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of AUOSP would significantly increase our indebtedness. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

Risks Related to Our Intellectual Property

We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

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

To protect our intellectual property rights and to maintain our competitive advantage, we have filed and may continue to file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management's attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.

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

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. We also have formed the joint venture to manufacture our solar cells at AUOSP, and formed a joint venture company with partners in China to commercialize our C-7 Tracker technology. Our joint ventures or our partners may not be deterred from misappropriating our proprietary technologies despite contractual and other legal restrictions. Legal protection in countries where our joint ventures are located may not be robust and enforcement by us of our intellectual property rights may be difficult. As a result, our joint ventures or our partners could directly compete with our business. Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

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

The earliest term of any issued patents would be 20 years from their earliest priority date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may be insufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be readily enforceable because of insufficient judicial effectiveness, making it difficult for us to aggressively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Our debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $250 million revolving credit facility with Credit Agricole and our $62.5 million in principal amount of outstanding debt owed to International Finance Corporation, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

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

In addition, during 2013 the SEC approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. (“FINRA”) concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the “Limit Up-Limit Down” plan, which requires securities exchanges, alternative trading systems, broker-dealers and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a one-year pilot basis, on April 8, 2013.

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

As of December 29, 2013, Total owned approximately 65% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total's tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total's stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies ("Total Group") from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also "Risks Related to Our Liquidity -- may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% debentures and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue common stock upon conversion of our outstanding 0.75% debentures and 4.75% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Sales of our common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

We issued warrants to affiliates of the underwriters of our 4.50% debentures and 4.75% debentures, which are exercisable for a total of approximately 11.1 million shares and 8.7 million shares of our common stock, respectively. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our 4.50% and 4.75% debentures. If the market price of our common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	215,000	Owned	n/a
Solar cell manufacturing facility	Philippines	344,000	Owned	n/a
Solar module assembly facility	Philippines	175,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facilities	France	11,600	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
European headquarters	Switzerland	1,200	Leased	2017
Global support offices	California, U.S.	142,000	Leased	2023
Global support offices	Texas, U.S.	69,000	Leased	2016
Global support offices	France	111,000	Leased	2017

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.

[2]	This building will serve as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW and is expected to be fully operational by the end of fiscal 2015.

As of December 29, 2013, our principal properties include operating solar cell manufacturing facilities with a combined total annual capacity of over 1.5 GW and solar module assembly facilities with a combined total annual capacity of 1.1 GW. For more information about our manufacturing capacity, including relationships with third-party contract manufacturers and our joint venture, AUOSP, see Part I - "Item 1: Business."

We do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 4 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

ITEM 3. LEGAL PROCEEDINGS

Derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of the Company's current and former officers and directors. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions, and on December 19, 2013, the parties executed a stipulated settlement agreement, providing that the Company institute certain specified corporate governance measures, which were implemented by the Board of Directors on October 22, 2013 in connection with periodic review and update of corporate governance matters, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance. On January 24, 2014, the parties filed a motion with the court in the consolidated California state derivative cases to approve the stipulated settlement.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR". During fiscal 2013 and 2012, the high and low trading prices of our common stock were as follows:

	SPWR
	High	Low
Fiscal Year 2013
Fourth quarter	$34.39	$26.16
Third quarter	$28.10	$20.58
Second quarter	$22.70	$9.41
First quarter	$13.39	$5.62
Fiscal Year 2012
Fourth quarter	$6.00	$3.90
Third quarter	$5.35	$3.71
Second quarter	$6.68	$4.51
First quarter	$9.54	$6.28

As of February 7, 2014, there were approximately 1,687 record holders. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. For more information on our common stock and dividend rights, see Note 13 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 30, 2013 through October 27, 2013	1,770	$33.44	—	—
October 28, 2013 through November 24, 2013	49,713	$32.54	—	—
November 25, 2013 through December 29, 2013	19,418	$29.33	—	—
	70,901	$31.68	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
Consolidated Statements of Operations Data
Revenue	$2,507,203	$2,417,501	$2,374,376	$2,219,230	$1,524,283
Gross margin	$491,072	$246,398	$226,218	$509,893	$283,720
Operating income (loss)	$158,909	$(287,708)	$(534,098)	$138,867	$61,834
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$41,583	$(329,663)	$(602,532)	$183,413	$43,620
Income (loss) from continuing operations per share of common stock:
Basic	$0.79	$(3.01)	$(6.28)	$1.74	$0.36
Diluted	$0.70	$(3.01)	$(6.28)	$1.64	$0.35

	As of
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
Consolidated Balance Sheet Data
Cash and cash equivalents	$762,511	$457,487	$725,618	$605,420	$615,879
Working capital	$528,017	$976,627	$1,163,245	$1,005,492	$747,335
Total assets	$3,898,690	$3,340,948	$3,519,130	$3,379,331	$2,696,895
Long-term debt	$93,095	$375,661	$364,273	$50,000	$237,703
Convertible debt, net of current portion	$300,079	$438,629	$423,268	$591,923	$398,606
Total stockholders' equity	$1,116,153	$993,352	$1,274,725	$1,657,434	$1,376,380

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

We were originally incorporated in California in 1985 and subsequently reincorporated in Delaware during 2005 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR". In fiscal 2011, we became a majority owned subsidiary of Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A.").

Segments Overview

We manage resource allocations and measure performance among three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC Segment includes all Asia-Pacific countries.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("dc").

Levelized Cost of Energy ("LCOE")

LCOE is a measure used to evaluate the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared when different scales of operation, investment, or operating time periods exist. The LCOE equation captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Customer Cost of Electricity ("CCOE")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. CCOE is a measure used to evaluate a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems.  The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management, and to tailor towards optimization.  The CCOE equation includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric.

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. The construction of solar power systems or installation of solar power products and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2013, 2012, and 2011 were 52-week fiscal years. Fiscal 2013 ended on

December 29, 2013, fiscal 2012 ended on December 30, 2012, and fiscal 2011 ended on January 1, 2012. Fiscal 2014 will end on December 28, 2014.

Components of Results of Operations

The following section describes certain line items in our Consolidated Statements of Operations:

Revenue

We recognize revenue from the following activities and transactions within our regional segments:

•	Solar power products: the sale of panels and balance of system components, primarily to dealers, system integrators and distributors, in some cases on a multi-year, firm commitment basis.

•	Solar power systems: the design, manufacture, and sale of high-performance rooftop and ground-mounted solar power systems under construction and development agreements.

•	Residential leases: revenue recognized on systems under lease agreements with residential customers for terms of up to 20 years.

•
Other: revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts and commercial power purchase agreements.

Cost of Revenue

Our cost of revenue fluctuates from period to period due to the mix of projects completed and recognized as revenue, in particular between construction contracts and large-scale development projects involving real estate. The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells; (ii) solar cells from our AUO SunPower Sdn.Bhd. ("AUOSP") joint venture; (iii) other materials and chemicals including glass, frame, and backing; and (iv) direct labor costs and assembly costs we pay to our third-party contract manufactures. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, construction subcontract and dealer costs. In addition, other factors contributing to cost of revenue include salaries and personnel-related costs, depreciation, facilities related charges, and freight.

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power products, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, and actual overhead costs.

Research and Development

Research and development expense consists primarily of salaries and related personnel costs; depreciation of equipment; and the cost of solar panel materials, various prototyping materials, and services used for the development and testing of products. Research and development expense is reported net of contributions under collaborative arrangements.

Sales, General and Administrative

Sales, general and administrative expense consists primarily of salaries and related personnel costs, professional fees and other selling and marketing expenses.

Restructuring

Restructuring expense consists of costs associated with plans effected in both fiscal 2012 and fiscal 2011 in response to reductions in European government incentives, which had a significant impact on the global solar market, as well as to accelerate operating cost reduction and improve overall operating efficiency. Charges in connection with these plans relate to employee severance and benefits, lease termination costs, and other related charges such as legal services.

Goodwill and Other Intangible Asset Impairment

Goodwill and other intangible asset impairment primarily consists of impairment of goodwill as a result of our annual impairment test, performed in fiscal 2012 and 2011, as we determined the carrying value of certain reporting units exceeded their fair value. Additionally, during fiscal 2012 and 2011 we determined the carrying value of certain intangible assets in Europe were no longer recoverable.

Other Income (Expense), Net

Interest expense primarily relates to: (i) amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (ii) debt under our senior convertible debentures; (iii) fees for our outstanding letters of credit; and (iv) other outstanding bank and project debt.

Gain on share lending arrangement relates to recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE") following their bankruptcy.

Other, net includes gains or losses on foreign exchange and derivatives as well as gains or losses related to sales and impairments of certain investments.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We have an auxiliary company ruling in Switzerland, where we sell our solar power products, which currently reduces our Swiss tax rate. For additional information see Note 1 and Note 12 of Notes to Consolidated Financial Statements.

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

Equity in Earnings (Loss) of Unconsolidated Investees

Equity in earnings (loss) of unconsolidated investees represents our reportable share of earnings (loss) generated from entities in which we own an equity interest accounted for under the equity method.

Net Loss Attributable to Noncontrolling Interests

Beginning in the first quarter of fiscal 2013, we entered into facilities with third-party investors under which the investors were determined to hold noncontrolling interests in certain of our consolidated subsidiaries. Net loss attributable to noncontrolling interests represents the allocated income (loss) to each investor based on the change during the reporting period of the amount of net assets each investor is entitled to under the hypothetical liquidation at book value method.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See Note 1 of Notes to Consolidated Financial Statements).

Revenue Recognition

Solar Power Products

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the risks and rewards of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training, or customer acceptance clauses with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

Construction Contracts

Revenue is also composed of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty six months, depending on the size and location. We recognize revenue from fixed-price construction contracts, that do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in our percentage-of-completion calculation include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

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

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, we defer the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been triggered (see Note 8 of our Notes to Consolidated Financial Statements).

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

We develop and sell solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if we execute a sale of land in conjunction with an EPC contract requiring the future development of the property, we recognize revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated and we have transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and receipt of a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are assured if the buyer defaults, we may defer revenue and profit during construction by aligning our revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time we have unconditionally received payment from the buyer, revenue is recognized and deferred project costs are be released to cost of sales at the same rate of profit estimated throughout the construction of the project. Our revenue recognition methods for solar power plants not involving real estate are accounted for using the percentage-of-completion method.

Residential Leases

We offer a solar lease program, in partnership with third-party financial institutions, which allows our residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating- or sales-type leases in accordance with the relevant accounting guidelines.

For those systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value as well as the net present value of the residual value of the lease at termination are recorded as receivables in our Consolidated Balance Sheets. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of our solar systems are determined at the inception of the lease by applying an estimated system fair value at the end of the lease term.

For those systems classified as operating leases, rental revenue is recognized, net of executory costs, on a straight-line basis over the term of the lease.

Allowance for Doubtful Accounts and Sales Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required to assess the likelihood of the ultimate realization of accounts receivable. We make our estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.

In addition, at the time revenue is recognized from the sale of solar panels and balance of system components, we record estimates for sales returns which reduce revenue. These estimates are based on historical sales returns, analysis of credit memo data, among other known factors.

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

Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its estimated market value or inventory is excess or obsolete, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business.

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

Variable Interest Entities ("VIE")

We regularly evaluate our relationships and involvement with unconsolidated VIEs, including our AUOSP joint venture and our other equity and cost method investments, to determine whether we have a controlling financial interest in them or have become the primary beneficiary, thereby requiring us to consolidate their financial results into our financial statements. In connection with the sale of the equity interests in the entities that hold solar power plants, we also consider whether we retain a variable interest in the entity sold, either through retaining a financial interest or by contractual means. If we determine that the entity sold is a VIE and that we hold a variable interest, we then evaluate whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we will consolidate the VIE. The determination of whether we are the primary beneficiary is based upon whether we have the power to direct the activities that most directly impact the economic performance of the VIE and whether we absorb any losses or benefits that would be potentially significant to the VIE. To date, there have been no sales of entities holding solar power plants in which we have concluded that we are the primary beneficiary after the sale.

Valuation of Long-Lived Assets

Our long-lived assets include property, plant and equipment, solar power systems, and project assets. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Fair Value of Financial Instruments

Certain of our financial assets and financial liabilities, including our cash and cash equivalents, foreign currency derivatives, and convertible debenture derivatives are carried at fair value in our Consolidated Financial Statements. Current accounting guidance provides a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available:

•
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include money market funds.

•
Level 2 — Measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. Financial assets utilizing Level 2 inputs include foreign currency option contracts, forward exchange contracts and convertible debenture derivatives. The selection of a particular technique to value a derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For derivatives that trade in liquid markets, such as generic forward and option contracts, inputs can generally be verified and selections do not involve significant management judgment.

•
Level 3 — Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable We did not have any assets and liabilities measured at fair value on a recurring basis requiring Level 3 inputs.

Valuation of Certain Convertible Debt

Convertible debt instruments that may be settled in cash upon conversion require recognition of both the liability and equity components in our Consolidated Financial Statements. The debt component is required to be recognized at the fair value of a similar debt instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. The accounting guidance also requires an accretion of the resulting debt discount over the expected life of the convertible debt.

Accounting for Income Taxes

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 29, 2013, we believe there is insufficient evidence to realize additional deferred tax assets, although it is possible that a reversal of the valuation allowance, which could be material, could occur in a future period.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in our Consolidated Statements of Operations and are not considered material.

Pursuant to the Tax Sharing Agreement with Cypress, our former parent company, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also "Item 1A: Risk Factors" including "Risks Related to Our Operations: Our agreements with Cypress Semiconductor Corporation ("Cypress") require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives."

In addition, foreign exchange gains (losses) may result from estimated tax liabilities which are expected to be realized in currencies other than the U.S. dollar.

Outlook

We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. In fiscal 2013 we announced the completion of the first commercial deployment of our SunPower C-7 Tracker technology currently operating under a power purchase agreement and commercially launched our SunPower X-Series Solar Panels, a new panel line for the residential market with demonstrated average panel efficiencies exceeding 21.5%.

While remaining focused on our U.S. market, we plan to continue to expand our business in growing and sustainable markets, including South America, the Middle East, Africa and China. In fiscal 2013, we closed a joint venture agreement with partners in China to manufacture our C-7 Tracker systems for the Chinese market. We plan to expand our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational in fiscal 2015.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of December 29, 2013:

Project	Location	Size (MW)	Third Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Solar Star Projects	California	748	MidAmerican Energy Holdings Company	Southern California Edison	2016
California Valley Solar Ranch	California	315	NRG Solar, Inc.	PG&E	2014
Project Salvador[1]	Chile	70	Total S.A., Etrion Corporation, Solventus Energias Renovables	N/A2	2015

[1]	We have entered into an EPC agreement and a long-term fixed price operations and maintenance ("O&M") agreement with the owners of Project Salvador.

[2]	Electricity produced will be sold on the spot market.

As of December 29, 2013, an aggregate of approximately $2 billion of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of December 29, 2013:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Henrietta Solar Project	California	128	PG&E	2016
Quinto Solar Project	California	135	Southern California Edison	2016

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated power purchase agreement has been executed.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements with terms of up to 20 years, subject to financing availability. We have entered into multiple facilities with financial institutions that will provide financing to support additional residential solar lease projects. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. We plan to continue to expand our customer finance programs in the United States as well as Europe and APAC.

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables in view of the general challenging credit markets worldwide. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We have applied and will apply for the §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which is administered by the U.S. Internal Revenue Service ("IRS") and Treasury Department, for residential leases. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and IRS. If the amount or timing of the ITC or Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations and cash flows. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems. As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

Results of Operations

Revenue

	Year ended
(In thousands)	2013	% of total revenue	2012	% of total revenue	2011	% of total revenue
Americas	$1,676,472	67%	$1,696,348	70%	$1,266,347	53%
EMEA	450,659	18%	489,484	20%	924,337	39%
APAC	380,072	15%	231,669	10%	183,692	8%
Total revenue	$2,507,203		$2,417,501		$2,374,376

Total Revenue:  Our total revenue increased 4% during fiscal 2013 as compared to fiscal 2012 primarily due to an overall increase in components sales generally made under long-term supply agreements, and timing of revenue recognition on certain large-scale solar power systems involving real estate.

Our total revenue increased 2% in fiscal 2012 as compared to fiscal 2011 primarily due to the commencement of revenue recognition on additional large, utility-scale power systems in North America during fiscal 2012. These increases were partially offset by lower project construction and development activities and related revenue in the EMEA region.

Concentrations: Sales outside the Americas Segment represented approximately 33% and 30% of total revenue recognized during fiscal 2013 and fiscal 2012, respectively. The decrease in percentage of sales within the Americas Segment is driven by additional component sales within the APAC Segment, primarily in Japan, as well as expanded business activities outside of Europe, including the Middle East and Africa. Sales outside the Americas Segment represented approximately 30% and 47% of total revenue recognized during fiscal 2012 and fiscal 2011, respectively. The increase in percentage of sales within the Americas Segment was primarily due to the commencement of revenue recognition on additional large-scale utility projects in North America, coupled with lower project construction and development activities and related revenue in Europe due to reductions in government incentives and the resulting change in market demands.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in fiscal 2013, 2012, and 2011, respectively.

		Year ended
Revenue		2013	2012	2011
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	25%	*	*
NRG Solar, Inc.	Americas	17%	35%	*

*	denotes less than 10% during the period

Americas Revenue: Americas revenue decreased 1% during fiscal 2013 as compared to fiscal 2012 primarily as a result of lower volumes of component sales within the region and projects which were substantially completed during the period. The decrease was partially offset by an increase in revenue recognized on large-scale solar power systems involving real estate.

Americas revenue increased 34% during fiscal 2012 as compared to fiscal 2011 primarily as a result of an increase in the number and size of various utility-scale solar power systems, which includes revenue recognition on the 748 MW Solar Star Projects, formerly known as Antelope Valley Solar Projects, in California and the 315 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California. The increase was partially offset by projects which were substantially completed during the period and lower component sales within the region.

EMEA Revenue:  EMEA revenue decreased 8% during fiscal 2013 as compared to fiscal 2012 due to lower component sales made through the global dealer network, partially offset by an increase in utility-scale solar projects and related revenue, including the sale of a 10 MW solar power system in Israel and revenue recognized on two solar power systems totaling 33 MW under construction in South Africa.

EMEA revenue decreased 47% during fiscal 2012 as compared to fiscal 2011 primarily due to lower project construction and development activities and related revenue in Europe due to changes in market demand resulting from reductions in European government incentives.

APAC Revenue: APAC revenue increased 64% in fiscal 2013 as compared to fiscal 2012 and increased 26% in fiscal 2012 as compared to fiscal 2011. The increase over both periods was primarily a result of additional component sales in Japan made under long-term supply agreements, partially offset by declines in average selling prices.

Revenue recognized during fiscal 2013, 2012 and 2011 for each of the below categories was as follows:

	Year Ended
(In thousands)	2013	2012	2011
Solar power products	$917,960	$985,436	$1,349,023
Solar power systems[1]	1,399,972	1,318,269	1,010,572
Residential leases	137,054	68,914	3,045
Other revenue[2]	52,217	44,882	11,736
	$2,507,203	$2,417,501	$2,374,376

[1]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[2]
Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts, and commercial PPA agreements.

Solar Power Products: Revenue related to solar power products decreased $67.5 million, or 7% in fiscal 2013 as compared to fiscal 2012 and decreased $363.6 million, or 27%, in fiscal 2012 as compared to fiscal 2011 primarily attributable to lower sales in the EMEA region as a result of declines in European government incentives enacted during fiscal 2011, which negatively impacted demand and pricing within the region. The above decrease was partially offset by an overall increase in component sales made under long-term supply agreements, primarily within the APAC region.

Solar Power Systems: Revenue related to our solar power systems increased $81.7 million, or 6%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to timing of revenue recognition on certain large-scale solar power systems involving real estate, partially offset by substantial completion of revenue recognition on other construction and development contracts during the period.

Revenue related to our solar power systems increased $307.7 million, or 30%, in fiscal 2012 as compared to fiscal 2011 primarily due to the commencement of revenue recognition on additional large utility-scale solar power systems involving real estate, including the 315 MW CVSR and the 748 MW Solar Star Projects. These increases were partially offset by the substantial completion of revenue recognition on other construction and development contracts during the period.

Residential Leases: Revenue recognized in connection with our residential lease program increased $68.1 million in fiscal 2013 as compared to fiscal 2012 was attributable to additional leased solar power systems placed in service and additional facilities under which third-party investors hold noncontrolling interests in certain of our consolidated entities which hold SunPower solar power systems and leases with residential customers.

Revenue recognized in connection with our residential lease program increased $65.9 million in fiscal 2012 as compared to fiscal 2011 primarily due to maturity and expansion of the residential lease program, which was launched in fiscal 2011. In fiscal 2012, the Company entered into two additional facilities under which solar power systems are financed with third-party investors.

Cost of Revenue

	Year ended
(In thousands)	2013	2012	2011
Americas	$1,299,701	$1,415,417	$1,131,771
EMEA	419,416	559,993	868,330
APAC	297,014	195,693	148,057
Total cost of revenue	$2,016,131	$2,171,103	$2,148,158
Total cost of revenue as a percentage of revenue	80%	90%	90%
Total gross margin percentage	20%	10%	10%

Total Cost of Revenue: Our total cost of revenue decreased 7% in fiscal 2013 as compared to fiscal 2012 as a result of, (i) an overall decrease in material and installation costs; (ii) a $52.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 (see Note 8 of our Notes to Consolidated Financial Statements); (iii) $13.9 million of accelerated depreciation and $11.9 million of idle equipment impairment recorded during fiscal 2012 as described below. The decrease was partially offset by an overall increase in components sales and additional project construction and development activities.

Our total cost of revenue increased 1% in fiscal 2012 as compared to fiscal 2011 as a result of, (i) an increase in the number and size of large-scale utility projects in North America; (ii) $13.9 million of accelerated depreciation of certain previously owned manufacturing equipment as part of a manufacturing step reduction program; and (iii) $11.9 million of idle equipment impairment resulting from deployment of our next generation of solar cell technology. The increase was partially offset by an overall decrease in material costs as well as $55.7 million of charges incurred in fiscal 2011 associated with the change in European government incentives and the resulting change in market demands.

Gross Margin

	Year ended
(In thousands)	2013	2012	2011
Americas	22%	17%	11%
EMEA	7%	(14)%	6%
APAC	22%	16%	19%

Americas Gross Margin: Gross margin for our Americas Segment increased 5 percentage points and 6 percentage points during fiscal 2013 and fiscal 2012, respectively. Gross margin increased period over period as a result of: (i) favorable margins on large utility-scale solar power systems recognized during fiscal 2013; (ii) lower material costs; and (iii) a $25.6 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 21 percentage points in fiscal 2013 as compared to fiscal 2012 as a result of increased activity in utility-scale solar projects within the region, as well as a $9.4 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013. Gross margin for our EMEA Segment decreased 20 percentage points in fiscal 2012 as compared to fiscal 2011 as a result of declines in government incentives and resulting changes in market demand. The changes in demand, general financing constraints experienced in the European economy, and the over-supply environment continued to significantly drive down average selling prices during fiscal 2012.

APAC Gross Margin: Gross margin for our APAC Segment increased 6 percentage points during fiscal 2013 as compared to fiscal 2012 as a result of reductions in material and other costs at a rate greater than declines in average selling prices as well as a $17.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013. Gross margin for our APAC Segment decreased 3 percentage points during fiscal 2012 as compared to fiscal 2011 as a result of declining average selling prices, partially offset by lower costs and additional volumes of higher margin components sales.

Research and Development ("R&D")

	Year ended
(In thousands)	2013	2012	2011
R&D Expense	$58,080	$63,456	$57,775
As a percentage of revenue	2%	3%	2%

R&D expense decreased $5.4 million, or 8%, in fiscal 2013 as compared to fiscal 2012 primarily due to (i) a $2.9 million decrease in labor costs; (ii) a $2.2 million charge recorded in fiscal 2012 related to an impairment of equipment recorded as a result of changes in the deployment plan for our next generation solar cell technology in one of our Fabs; and (iii) $1.7 million of contributions from Total received in fiscal 2013 in connection with projects under the R&D Agreement (See Note 2 of our Notes to Consolidated Financial Statements).

R&D expense increased $5.7 million, or 10%, in fiscal 2012 as compared to fiscal 2011 primarily due to (i) a $3.3 million increase in labor costs due to increased headcount and salary related expenses during the year; (ii) a $2.2 million increase due to an impairment of equipment recorded as a result of changes in the deployment plan for our next generation solar cell technology in one of our Fabs; (iii) an $0.8 million decrease in R&D cost reimbursements received from government entities due to phase out of related programs beginning in 2010; and (iv) a $0.5 million increase in other net expenses. This was partially offset by a $1.1 million decrease in stock-based compensation due to lower valuation of stock grants as a result of the decline in our share price.

Sales, General and Administrative ("SG&A")

	Year ended
(In thousands)	2013	2012	2011
Total SG&A	$271,481	$310,246	$331,380
As a percentage of revenue	11%	13%	14%

SG&A expense decreased $38.8 million, or 12%, during fiscal 2013 as compared to fiscal 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012 as well as a decrease in acquisition and integration costs that were incurred during fiscal 2012 as a result of our acquisition of Tenesol S.A in January 2012. Additionally contributing to the decrease was a reduction in legal expenses as a result of the settlement of the securities class action lawsuit in the fourth quarter of fiscal 2012.

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

Restructuring Charges

	Year ended
(In thousands)	2013	2012	2011
October 2012 Plan	$1,241	$30,227	$—
Legacy Restructuring Plans	1,361	70,596	21,403
Restructuring charges	$2,602	$100,823	$21,403
As a percentage of revenue	0%	4%	1%

Total restructuring charges decreased $98.2 million during fiscal 2013 as compared to fiscal 2012 due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011. Total restructuring charges increased $79.4 million in fiscal 2012 as compared to fiscal 2011 as a result of two additional plans approved and implemented during fiscal 2012.

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

Legacy Restructuring Plans: During fiscal 2012 and 2011, we implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of our Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 29, 2013. We expect to continue to incur restructuring costs as we revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

See Note 7 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Goodwill and Other Intangible Asset Impairment

	Year ended
(In thousands)	2013	2012	2011
Goodwill impairment	$—	$46,734	$309,457
Other intangible asset impairment	—	12,847	40,301
	$—	$59,581	$349,758
As a percentage of revenue	—%	2%	15%

Based on the impairment test performed in fiscal 2012, we determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. We calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. Based on the impairment test performed in fiscal 2011, we recorded a goodwill impairment loss of $309.5 million related to the EMEA segment. Subsequent to the impairment recorded in fiscal 2012, we have no remaining goodwill recorded.

During fiscal 2012, we determined that the carrying value of certain intangible assets in Europe was no longer recoverable and therefore recognized a loss of $12.8 million. During fiscal 2011, we determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe was no longer recoverable and therefore recognized an impairment loss of $40.3 million. Subsequent to the above impairments, the carrying value of our other intangible assets is not material.

See Note 3 of our Notes to Consolidated Financial Statements for further information regarding goodwill and other intangible asset impairment.

Other Income (Expense), Net

	Year ended
(In thousands)	2013	2012	2011
Interest income	$6,017	$1,091	$2,337
Interest expense	(108,739)	(84,120)	(67,253)
Gain on share lending arrangement	—	50,645	—
Other, net	(14,604)	(9,571)	(3,518)
Other income (expense), net	$(117,326)	$(41,955)	$(68,434)
As a percentage of revenue	5%	2%	3%

Other expense, net increased $75.4 million, or 180%, in fiscal 2013 as compared to fiscal 2012. The overall increase was primarily driven by (i) a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited, which no similar gain was recorded in fiscal 2013; (ii) a $24.6 million increase in interest expense primarily due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement as well as additional long-term financing arrangements outstanding during the period; (iii) a $8.0 million net unfavorable change in the fair value of non-designated foreign currency derivatives; and (iv) $4.9 million in charges related to impairment of investments in unconsolidated investees, offset by a decrease in other net expenses of $12.7 million.

Other expense, net decreased $26.5 million, or 39%, in fiscal 2012 as compared to fiscal 2011. The overall decrease was primarily driven by a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy. This was partially offset by, (i) a $16.9 million increase in interest expense primarily due to non-cash interest expenses as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (ii) a $5.9 million cash gain from the sale of 15.5 million shares of Woongjin Energy Co. Ltd., which was recorded in 2011; and (iii) an increase in other net expenses totaling $1.3 million.

Income Taxes

	Year ended
(In thousands)	2013	2012	2011
Provision for income taxes	$(11,905)	$(21,842)	$(17,208)
As a percentage of revenue	0%	(1)%	(1)%

In fiscal 2013, our income tax provision of $11.9 million, on an income before income taxes and equity in earnings of $41.6 million was due to tax on foreign income in certain jurisdictions where our operations were profitable, adjustments to unrecognized tax benefits, prior year return to provision adjustments and a valuation allowance recorded against a foreign deferred tax asset. In fiscal 2012, our income tax provision of $21.8 million, on a loss before income taxes and equity in earnings (losses) of unconsolidated investees of $329.7 million was due to tax on foreign income in certain jurisdictions where our operations were profitable, adjustments to unrecognized tax benefits, prior year return to provision adjustments and a valuation allowance recorded against a foreign deferred tax asset. In fiscal 2011, our income tax provision of $17.2 million, on a loss from continuing operations of $602.5 million, was primarily due to foreign income in certain jurisdictions where our operations were profitable.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 29, 2013, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2013.

Equity in Earnings (Loss) of Unconsolidated Investees

	Year ended
(In thousands)	2013	2012	2011
Equity in earnings (loss) of unconsolidated investees	$3,872	$(515)	$6,003
As a percentage of revenue	0.2%	0%	0.3%

In fiscal 2013, 2012 and 2011, our equity in earnings (loss) of unconsolidated investees was a net gain of $3.9 million, a net loss of $0.5 million, and a net gain of $6.0 million, respectively. The increase in net earnings for fiscal 2013 over fiscal 2012 was primarily driven by increased activities at our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"). The increase in net loss for fiscal 2012 over fiscal 2011 was primarily attributable to the sale of our Woongjin Energy during fiscal 2011 and the first quarter of fiscal 2012.

Net Income (Loss)

	Year ended
(In thousands)	2013	2012	2011
Net income (loss)	$33,550	$(352,020)	$(613,737)

Net income increased $385.6 million and moved from a net loss to a net income position in fiscal 2013 over fiscal 2012. The increase in net income was primarily driven by: (i) a $244.7 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized during fiscal 2013, including an overall decrease in material and installation costs, as well as a $52.0 million non-cash gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 (see Note 8 of our Notes to Consolidated Financial Statements); (ii) a $98.2 million decrease in restructuring expense due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011; (iii) $59.6 million of goodwill and other intangible asset impairment recorded in the third quarter of fiscal 2012; and (iv) a $44.1 million decrease in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities. These increases were partially offset by a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy.

Our net loss decreased $261.7 million, or 43%, in fiscal 2012 over fiscal 2011. The decrease in net loss in fiscal 2012 versus 2011 was primarily driven by: (i) a $290.2 million decrease in goodwill and other intangible asset impairment; (ii) a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy; and (iii) a $15.5 million decrease in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring. This was partially offset by $79.4 million of additional charges associated with the implementation of approved restructuring programs and a

$16.9 million increase in interest expense primarily as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests

	Year ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net loss attributable to noncontrolling interests	$62,043	$—	$—

Beginning in the first quarter of fiscal 2013, we have entered into facilities with third-party investors under which the investors were determined to hold noncontrolling interests in certain of our consolidated subsidiaries. The $62.0 million loss attributable to these investors represents the change, during fiscal 2013, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario (See Note 1 of our Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended
(In thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$162,429	$28,903	$(94,304)
Net cash provided by (used in) investing activities	(153,178)	(220,067)	64,040
Net cash provided by (used in) financing activities	294,068	(75,708)	157,108

Operating Activities

Net cash provided by operating activities in fiscal 2013 was $162.4 million and was primarily the result of: (i) a net income of $33.6 million; (ii) a $120.6 million increase in accounts payable and other accrued liabilities; (iii) a $83.1 million increase in billings in excess of costs and estimated earnings; and (iv) other net non-cash charges of $142.6 million primarily related to depreciation, non-cash interest charges, and stock based compensation, which includes a gain of $52.0 million on contract termination; and (v) other net changes in operating assets and liabilities of $4.1 million. This was partially offset by: (i) an increase of $107.5 million in long-term financing receivables, net related to the Company's net investment in sales-type leases; (ii) a $28.3 million increase in inventory and project assets for construction of future and current projects primarily in North America; (iii) an increase in accounts receivable of $53.8 million; (iv) an decrease of $31.9 million in additional advance payments made to suppliers.

Net cash provided in operating activities in fiscal 2012 was $28.9 million and was primarily the result of: (i) a non-cash loss of $77.8 million on retirement of property, plant and equipment as primarily the result of our restructuring plan regarding Fab 1 consolidation and changes in the deployment plan for our next generation of solar cell technology; (ii) a $65.7 million increase in customer advance due to additional prepayments received from AUOSP; (iii) non-cash impairment charges totaling $59.6 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2012; (iv) a $54.7 million increase in billings in excess of costs and estimated earnings related to contractual timing of system project billings; (v) other net changes in operating assets and liabilities of $126.5 million; and (vi) $207.3 million of other, net non-cash charges primarily attributable to depreciation and amortization, and stock based compensation. This was partially offset by (i) a net loss of $352.0 million; (ii) increases in prepaid expense and other assets of $73.7 million primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America and deferred costs associated with solar power systems to be leased; (iii) an increase of $62.4 million in long-term financing receivables, net related to the Company's net investment in sales-type leases (iv) a $50.6 million gain in connection with our former share lending arrangement with LBIE which was classified as cash from financing activities (see below); and (v) an increase in project assets of $23.4 million for construction of future and current projects primarily in North America.

Net cash used in operating activities in fiscal 2011 was $94.3 million and was primarily the result of: (i) a net loss of $613.7 million; (ii) increases in prepaid expense and other current assets of $177.5 million primarily associated with outstanding receivables due and receivable from our joint ventures; (iii) an increase of $5.2 million in long-term financing receivables, net related to the Company's net investment in sales-type leases (iv) increases in inventories and project assets of $116.1 million for construction of future and current projects in North America and Europe; and (v) an increase in advances to suppliers of $40.5 million associated with prepayments for polysilicon in accordance with our long-term supply contracts. This was partially offset by: (i) non-cash impairment charges totaling $389.5 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2011, as well as inventories and project asset write-downs in fiscal 2011 associated with the change in European government incentives; (ii) other non-cash charges of $187.6 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iii) a decrease of $281.6 million in other operating liabilities, net of changes to operating assets.

Investing Activities

Net cash used in investing activities in fiscal 2013 was $153.2 million, which included: (i) $97.2 million related to costs associated with solar power systems leased and to be leased; (ii) $34.1 million of capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (iii) $21.3 million related to costs associated with solar power systems under the financing method; (iii) $99.9 million in purchases of marketable securities; and (iv) $17.8 million paid for investments in unconsolidated investees. This was partially offset by (i) $100.9 million in proceeds from sales or maturities of marketable securities; (ii) $15.5 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is uncollateralized and guaranteed by Total S.A; and (iii) $0.6 million in proceeds from the sale of equipment to a third-party.

Net cash used in investing activities in fiscal 2012 was $220.1 million, which included (i) $255.2 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, the build-out of our new solar panel assembly facility in Mexicali, Mexico, and costs associated with solar power systems leased and to be leased; (ii) a $13.8 million strategic equity investment in unconsolidated investees; and (iii) $1.4 million in purchases of marketable securities. This was partially offset by (i) $32.6 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party.

Net cash provided by investing activities in fiscal 2011 was $64.0 million, which included: (i) $176.7 million of restricted cash released back to us due to transition of outstanding letter of credits in the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A. and the release of deposited funds under our reimbursement agreement with Barclays Capital Inc. upon conversion of the CEDA bonds to a fixed rate instrument; (ii) $75.3 million in proceeds from the sale of a portion of our equity interest in our Woongjin Energy joint venture on the open market; (iii) $43.8 million in proceeds received related to the sale of debt securities; and (iv) $0.5 million in proceeds from the sale of equipment to a third-party. This was partially offset by: (i) $143.1 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, the build-out of new solar panel assembly facility in Mexicali, Mexico, and costs associated with solar power systems leased and to be leased; (ii) $80.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $9.2 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities in fiscal 2013 was $294.1 million, which included: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $82.4 million from project loans; (iii) $96.4 million of financing proceeds associated with our residential lease program; (iv) $100.0 million of contributions from noncontrolling interests; and (v) $73.1 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $290.5 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $34.9 million assumption of project by customers; (iii) $19.8 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iv) $8.8 million in repayments of sale leaseback financing.

Net cash used in financing activities in fiscal 2012 was $75.7 million, which included: (i) $169.6 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $154.1 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility; and (iv) $5.7 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by (i) $163.6 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $150.0 million under the Credit Agricole revolving credit facility; (iii) $50.6 million of proceeds from the recovery of a claim in connection with our former share lending arrangement with LBIE; (iv) $27.6 million from project loans; and (v) $60.4 million of financing proceeds associated with our residential lease program.

Net cash provided by financing activities in fiscal 2011 of $157.1 million, which included: (i) $489.2 million in cash proceeds from gross drawdowns under the Union Bank, Société Générale, and Credit Agricole revolving credit facilities, and our IFC mortgage loan agreement; (ii) $50.4 million in connection with the transfer of entities under common control; (iii) $4.1 million from stock option exercises; and (iv) $2.3 million in cash proceeds in conjunction with warrant holders' exercise of their rights to reduce warrant exercise prices. This was partially offset by: (i) $377.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $11.7 million in purchases of stock for tax withholding obligations on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of December 29, 2013, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of our common stock that may be issued through the conversion is 15,633,957, subject to anti-dilution and certain other adjustments. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of both December 29, 2013 and December 30, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures due 2015 remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Before December 15, 2014, if the weighted average price of our common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trading days ending on the last trading day of the fiscal quarter, then holders of the 4.50% debentures due 2015 have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. During the fourth quarter of fiscal 2013, the conversion right was triggered and the holders of the 4.50% debentures may exercise their right to convert the debentures any day during the first quarter of fiscal 2014. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Risks Related to our Debt and Equity Securities: Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% and

4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors".

As of both December 29, 2013 and December 30, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures due 2014 ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrently with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures.  Please see "Risks Related to our Debt and Equity Securities: Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors".

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

As of December 29, 2013 and December 30, 2012, we had $62.5 million and $75.0 million, respectively, outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of December 29, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California.

As of both December 29, 2013 and December 30, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions ("the July 2013 revolving credit facility"), under which we may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if we have not repaid, exchanged or repurchased our outstanding 4.50% debentures due 2015 by September 30, 2014 and are not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The July 2013 revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014 (the “Restructuring Date”), (i) our obligations under the July 2013 revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the July 2013 revolving credit facility expired (collectively, the “Restructuring”).

Before the Restructuring Date, we were required to pay interest on outstanding borrowings under the facility of (a) with respect to any LIBOR rate loan, 0.60% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base rate loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal funds rate plus 0.5%, and (3) the one month LIBOR rate plus 1%; and (c) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed.

As of January 31, 2014, we are required to pay interest on outstanding borrowings under the facility and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on our leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on our leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from 0.25% to 0.35% (depending on our leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

As of December 29, 2013, the Company had no outstanding borrowing under the July 2013 revolving credit facility.

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

As of December 29, 2013, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $736.0 million.

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

As of December 29, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.4 million which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Liquidity

As of December 29, 2013, we had unrestricted cash and cash equivalents of $762.5 million as compared to $457.5 million as of December 30, 2012. Our cash balances are held in numerous locations throughout the world and as of December 29, 2013, we had approximately $341.4 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, we and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). However, AUOSP's $300 million secured loan facility in connection with Fab 3A includes a covenant that requires the joint venture partners to make certain minimum equity injections in the beginning of fiscal 2015. See also "If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected." In addition, if AUOSP, or either shareholder requests additional equity financing to AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate.

Our 4.50% debentures due 2015 are convertible into cash. During the fourth quarter of fiscal 2013, the conversion right was triggered under the debenture agreement and the holders of the 4.50% debentures due 2015 may exercise their right to convert the debentures any day during the first quarter of fiscal 2014. Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 10 of Notes to the Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $150 million to $170 million in fiscal 2014 in order to improve our current and next generation solar cell manufacturing technology, increase our manufacturing capacity, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 29, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. In the first quarter of fiscal 2013, we entered into a facility with a third-party investor under which both parties will invest in an entity which holds SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in the less than wholly owned entity and has fully consolidated this entity as a result (see Note 1 of Notes to the Consolidated Financial Statements). As of December 29, 2013, we have entered into a total of five facilities with third-party investors and received $100.0 million in contributions from investors under the related facility agreements. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months, as well as repay our current indebtedness, including our 4.75% debentures due 2014 and our 4.50% debentures due 2015 (described below). In addition, we have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." in Part I, Item 1A "Risk Factors".

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

As of December 29, 2013, our $230 million of 4.75% debentures due 2014 and $250 million of 4.50% debentures due 2015 are classified as short-term debt on our Consolidated Balance Sheet. We have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our July 2013 revolving credit facility with Credit Agricole may be used for general corporate purposes. We are evaluating options to repay or refinance such indebtedness during 2014 or 2015, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2013:

		Payments Due by Period
(In thousands)	Total	2014	2015-2016	2017-2018	Beyond 2018
Convertible debt, including interest[1]	$806,712	$246,657	$256,861	$303,194	$—
IFC mortgage loan, including interest[2]	66,472	16,752	31,985	17,735	—
CEDA loan, including interest[3]	73,988	2,550	5,100	5,100	61,238
Other debt, including interest[4]	57,747	43,138	2,377	2,201	10,031
Future financing commitments[5]	243,890	243,890	—	—	—
Operating lease commitments[6]	168,011	18,957	31,831	27,774	89,449
Sale-leaseback financing[7]	63,756	5,166	8,227	8,119	42,244
Capital lease commitments[8]	6,581	1,074	2,044	1,791	1,672
Non-cancellable purchase orders[9]	235,009	235,009	—	—	—
Purchase commitments under agreements[10]	2,348,780	819,732	711,485	482,021	335,542
Total	$4,070,946	$1,632,925	$1,049,910	$847,935	$540,176

[1]
Convertible debt, including interest, relates to the aggregate of $780.1 million in outstanding principal amount of our senior convertible debentures on December 29, 2013. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $62.5 million borrowed as of December 29, 2013. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]	Other debt, including interest, primarily relates to non-recourse project loans as described in Note 10 of Notes to the Consolidated Financial Statements.

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

[6]	Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various facility lease agreements.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 29, 2013, total liabilities associated with uncertain tax positions were $28.9 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of December 29, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 18%, 20% and 39% of our total revenue in fiscal 2013, 2012 and 2011, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $45.1 million, $48.9 million and $92.4 million in fiscal 2013, 2012, and 2011, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 29, 2013, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $115.3 million and $75.0 million, respectively. As of December 30, 2012, we held option and forward contracts totaling $71.0 million and $148.2 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 29, 2013 and December 30, 2012, advances to suppliers totaled $383.3 million and $351.4 million, respectively. Two suppliers accounted for approximately 77% and 22% of total advances to suppliers as of December 29, 2013, and approximately 76% and 23% of total advances to suppliers as of December 30, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of December 29, 2013, the outstanding principal balance of our variable interest borrowings was $62.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $358.0 million in money market funds as of December 29, 2013 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 29, 2013 and December 30, 2012, investments of $131.7 million and $111.5 million, respectively, are accounted for using the equity method, and $12.4 million and $14.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2015 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $980.8 million as of December 29, 2013. The aggregate estimated fair value of our outstanding convertible debentures was $447.8 million as of December 30, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,078.9 million and $492.6 million as of December 29, 2013 and December 30, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $882.7 million and $403.0 million as of December 29, 2013 and December 30, 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited the accompanying consolidated balance sheet of SunPower Corporation as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 29, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunPower Corporation at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunPower Corporation's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited SunPower Corporation’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SunPower Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SunPower Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of SunPower Corporation and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended January 1, 2012 present fairly, in all material respects, the results of operations and cash flows of SunPower Corporation and its subsidiaries for the year ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2012, except for the effects of the change in reporting entity due to the transfer of an entity under common control discussed in Note 3 and the change in composition of reportable segments discussed in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, as to which the date is February 22, 2013

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$762,511	$457,487
Restricted cash and cash equivalents, current portion	13,926	15,568
Accounts receivable, net	360,594	398,150
Costs and estimated earnings in excess of billings	31,787	36,395
Inventories	245,575	291,386
Advances to suppliers, current portion	58,619	50,282
Project assets - plants and land, current portion	69,196	75,911
Prepaid expenses and other current assets[1]	646,270	613,053
Total current assets	2,188,478	1,938,232

Restricted cash and cash equivalents, net of current portion	17,573	31,396
Restricted long-term marketable securities	8,892	10,885
Property, plant and equipment, net	533,387	526,914
Solar power systems leased and to be leased, net	345,504	247,995
Project assets - plants and land, net of current portion	6,411	7,596
Advances to suppliers, net of current portion	324,695	301,123
Long-term financing receivables, net	175,273	67,742
Other long-term assets[1]	298,477	209,065
Total assets	$3,898,690	$3,340,948

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$443,969	$414,335
Accrued liabilities	358,157	247,372
Billings in excess of costs and estimated earnings	308,650	225,550
Short-term debt	56,912	14,700
Convertible debt, current portion	455,889	—
Customer advances, current portion[1]	36,883	59,648
Total current liabilities	1,660,460	961,605

Long-term debt	93,095	375,661
Convertible debt, net of current portion[1]	300,079	438,629
Customer advances, net of current portion[1]	167,282	236,082
Other long-term liabilities	523,991	335,619
Total liabilities	2,744,907	2,347,596
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both December 29, 2013 and December 30, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 126,946,763 shares issued, and 121,535,913 outstanding as of December 29, 2013; 123,315,990 shares issued, and 119,234,280 shares outstanding as of December 30, 2012	122	119
Additional paid-in capital	1,980,778	1,931,947
Accumulated deficit	(806,492)	(902,085)
Accumulated other comprehensive loss	(4,318)	(2,521)
Treasury stock, at cost; 5,410,850 shares of common stock as of December 29, 2013; 4,081,710 shares of common stock as of December 30, 2012	(53,937)	(34,108)
Total stockholders' equity	1,116,153	993,352
Noncontrolling interests in subsidiaries	37,630	—
Total equity	1,153,783	993,352
Total liabilities and equity	$3,898,690	$3,340,948

[1]
The Company has related party balances in connection with transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 4, Note 8, Note 9, and Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012

Revenue	$2,507,203	$2,417,501	$2,374,376
Cost of revenue	2,016,131	2,171,103	2,148,158
Gross margin	491,072	246,398	226,218
Operating expenses:
Research and development	58,080	63,456	57,775
Sales, general and administrative	271,481	310,246	331,380
Restructuring charges	2,602	100,823	21,403
Goodwill and other intangible asset impairment	—	59,581	349,758
Total operating expenses	332,163	534,106	760,316
Operating income (loss)	158,909	(287,708)	(534,098)
Other income (expense), net:
Interest income	6,017	1,091	2,337
Interest expense	(108,739)	(84,120)	(67,253)
Gain on share lending arrangement	—	50,645	—
Other, net	(14,604)	(9,571)	(3,518)
Other income (expense), net	(117,326)	(41,955)	(68,434)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	41,583	(329,663)	(602,532)
Provision for income taxes	(11,905)	(21,842)	(17,208)
Equity in earnings (loss) of unconsolidated investees	3,872	(515)	6,003
Net income (loss)	33,550	(352,020)	(613,737)
Net loss attributable to noncontrolling interests	62,043	—	—
Net income (loss) attributable to stockholders	$95,593	$(352,020)	$(613,737)

Net income (loss) per share attributable to stockholders:
Basic	$0.79	$(3.01)	$(6.28)
Diluted	$0.70	$(3.01)	$(6.28)
Weighted-average shares:
Basic	120,819	117,093	97,724
Diluted	138,980	117,093	97,724

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended
(In thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Net income (loss)	$33,550	$(352,020)	$(613,737)
Components of comprehensive income (loss):
Translation adjustment	(1,447)	(959)	1,401
Net unrealized loss on derivatives (Note 11)	(562)	(10,716)	(175)
Income taxes	212	2,012	2,276
Net change in accumulated other comprehensive income (loss)	(1,797)	(9,663)	3,502
Total comprehensive income (loss)	31,753	(361,683)	(610,235)
Comprehensive loss attributable to noncontrolling interests	62,043	—	—
Comprehensive income (loss) attributable to stockholders	$93,796	$(361,683)	$(610,235)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 2, 2011	98,106	$98	$1,606,697	$(16,673)	$3,640	$63,672	$1,657,434	$—	$1,657,434
Net loss	—	—	—	—	—	(613,737)	(613,737)	—	(613,737)
Other comprehensive income	—	—	—	—	3,502	—	3,502	—	3,502
Issuance of common stock upon exercise of options	993	1	4,051	—	—	—	4,052	—	4,052
Issuance of restricted stock to employees, net of cancellations	2,161	2	—	—	—	—	2	—	2
Proceeds from warrant transactions	—	—	2,261	—	—	—	2,261	—	2,261
Excess tax benefits from stock-based award activity	—	—	(2,415)	—	—	—	(2,415)	—	(2,415)
Stock-based compensation expense	—	—	46,880	—	—	—	46,880	—	46,880
Purchases of treasury stock	(784)	(1)	—	(11,744)	—	—	(11,745)	—	(11,745)
Transfer of entity under common control	—	—	188,491	—	—	—	188,491	—	188,491
Balances at January 1, 2012	100,476	100	1,845,965	(28,417)	7,142	(550,065)	1,274,725	—	1,274,725
Net loss	—	—	—	—	—	(352,020)	(352,020)	—	(352,020)
Other comprehensive loss	—	—	—	—	(9,663)	—	(9,663)	—	(9,663)
Issuance of common stock upon exercise of options	20	—	52	—	—	—	52	—	52
Issuance of restricted stock to employees, net of cancellations	2,844	2	(2)	—	—	—	—	—	—
Private offering of common stock, net of issuance costs	18,600	19	163,596	—	—	—	163,615	—	163,615
Cash distributions to Parent in connection with the transfer of entities under common control	—	—	(169,637)	—	—	—	(169,637)	—	(169,637)
Fair value of warrant issued	—	—	50,327	—	—	—	50,327	—	50,327
Returned shares from share lending agreement	(1,800)	(2)	—	2	—	—	—	—	—
Stock-based compensation expense	—	—	41,646	—	—	—	41,646	—	41,646
Purchases of treasury stock	(906)	—	—	(5,693)	—	—	(5,693)	—	(5,693)
Balances at December 30, 2012	119,234	119	1,931,947	(34,108)	(2,521)	(902,085)	993,352	—	993,352
Net income (loss)	—	—	—	—	—	95,593	95,593	(62,043)	33,550
Other comprehensive loss	—	—	—	—	(1,797)	—	(1,797)	—	(1,797)
Issuance of common stock upon exercise of options	48	—	155	—	—	—	155	—	155
Issuance of restricted stock to employees, net of cancellations	3,583	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	46,215	—	—	—	46,215	—	46,215
Purchases of treasury stock	(1,329)	—	—	(19,829)	—	—	(19,829)	—	(19,829)
Tax benefit from convertible debt interest deduction	—	—	1,408	—	—	—	1,408	—	1,408
Tax benefit from stock-based compensation	—	—	1,056	—	—	—	1,056	—	1,056
Contributions from noncontrolling interests	—	—	—	—	—	—	—	100,008	100,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(335)	(335)
Balances at December 29, 2013	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income (loss)	$33,550	$(352,020)	$(613,737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98,191	117,770	130,472
Stock-based compensation	45,678	42,439	46,736
Non-cash interest expense	49,016	38,177	28,627
Goodwill and other intangible asset impairment	—	59,581	349,758
Loss on retirement of property, plant and equipment	—	77,807	—
Gain on contract termination	(51,988)	—	—
Gain on share lending arrangement	—	(50,645)	—
Third-party inventories write-down	—	8,869	23,651
Project assets write-down related to change in European government incentives	—	—	16,053
Equity in (earnings) loss of unconsolidated investees	(3,872)	515	(6,003)
Deferred income taxes and other tax liabilities	1,138	(4,332)	(14,385)
Other, net	4,396	3,841	2,201
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(53,756)	11,522	23,383
Costs and estimated earnings in excess of billings	4,608	18,458	41,165
Inventories	(6,243)	28,324	(81,994)
Project assets	(22,094)	(23,397)	(34,113)
Long-term financing receivables, net	(107,531)	(62,415)	(5,165)
Prepaid expenses and other assets	39,123	(73,706)	(177,522)
Advances to suppliers	(31,909)	(23,883)	(40,492)
Accounts payable and other accrued liabilities	120,599	91,564	46,256
Billings in excess of costs and estimated earnings	83,100	54,723	121,488
Customer advances	(39,577)	65,711	49,317
Net cash provided by (used in) operating activities	162,429	28,903	(94,304)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	15,465	32,591	176,744
Purchases of property, plant and equipment	(34,054)	(104,786)	(131,512)
Cash paid for solar power systems, leased and to be leased	(97,235)	(150,446)	(11,631)
Cash paid for solar power systems	(21,257)	—	—
Purchases of marketable securities	(99,928)	(1,436)	(9,180)
Proceeds from sales or maturities of marketable securities	100,947	—	—
Proceeds from sales or maturities of available-for-sale securities	—	—	43,759
Proceeds from sale of equipment to third-party	645	424	514
Cash received for sale of investment in unconsolidated investees	—	17,403	75,346
Cash paid for investments in unconsolidated investees	(17,761)	(13,817)	(80,000)
Net cash provided by (used in) investing activities	(153,178)	(220,067)	64,040
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	296,283	—	—
Proceeds from issuance of bank loans, net of issuance costs	—	150,000	489,221
Proceeds from issuance of project loans, net of issuance costs	82,394	27,617	—
Proceeds from residential lease financing	96,392	60,377	—
Proceeds from sale-leaseback financing	73,139	—	—
Proceeds from private offering of common stock, net of issuance costs	—	163,616	—
Cash increase in connection with the consolidation of an entity under common control	—	—	50,443
Contributions from noncontrolling interests	100,008	—	—
Proceeds from recovery of claim in connection with share lending arrangement	—	50,645	—
Proceeds from warrant transactions	—	—	2,261
Proceeds from exercise of stock options	156	51	4,051
Cash paid for repurchase of convertible debt	—	(198,608)	—
Repayment of bank loans, project loans and other debt	(290,486)	(154,078)	(377,124)
Assumption of project loan by customer	(34,850)	—	—
Repayment of sale-leaseback financing	(8,804)	—	—
Distributions to noncontrolling interests	(335)	—	—
Cash distributions to Parent in connection with the transfer of entities under common control	—	(169,637)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(19,829)	(5,691)	(11,744)
Net cash provided by (used in) financing activities	294,068	(75,708)	157,108
Effect of exchange rate changes on cash and cash equivalents	1,705	(1,259)	(6,646)
Net increase (decrease) in cash and cash equivalents	305,024	(268,131)	120,198
Cash and cash equivalents, beginning of period	457,487	725,618	605,420
Cash and cash equivalents, end of period	$762,511	$457,487	$725,618

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$93,013	$23,813	$—
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$53,721	$117,692	$10,158
Costs of solar power systems, leased and to be leased, funded by liabilities	$4,392	$6,544	$1,767
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$30,442	$—	$—
Property, plant and equipment acquisitions funded by liabilities	$5,288	$6,408	$10,888
Issuance of warrants in connection with the Liquidity Support Agreement	$—	$50,327	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$46,026	$40,621	$28,280
Cash paid for income taxes	$1,338	$8,073	$28,154

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

In fiscal 2011, the Company became a majority owned subsidiary of Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2013, 2012, and 2011 were 52-week fiscal years. Fiscal 2013 ended on December 29, 2013, fiscal 2012 ended on December 30, 2012, and fiscal 2011 ended on January 1, 2012.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment and other long-term assets; the fair value and residual value of leased solar power systems; fair value of financial instruments; valuation of certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of foreign currency derivatives are included in "Other, net" in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of (i) the Company’s net income (loss); (ii) foreign currency translation adjustment of the Company’s foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; and (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges (see Note 11) and available-for-sale securities carried at their fair value.

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

The Company maintains cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business. The Company also holds debt securities, consisting of Philippine government bonds, which are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets as they are maintained as collateral for present and future business transactions within the country (see Note 6).

Short-Term and Long-Term Investments

The Company invests in money market funds and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments, and investments with maturities of more than one year are classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities (see Note 6).

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

The Company evaluates the terms of its long-term agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost of market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its estimated market value or inventory is excess or obsolete, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 4).

Solar Power Systems Leased and to be Leased

Solar power systems leased to residential customers under operating leases are stated at cost, less accumulated depreciation and are amortized to their estimated residual value over the life of the lease term of up to 20 years.

Solar power systems to be leased represents systems that are under installation or which have not been interconnected, which will be depreciated as solar power systems leased to customers when the respective systems are completed, interconnected and subsequently leased to residential customers under operating leases.

Initial direct costs for operating leases are capitalized and amortized over the term of the related customer lease agreements.

Financing Receivables

Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represents gross minimum lease payments to be received from customers and the systems estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of sales when the solar power systems are placed in service. The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries.

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

Project Assets - Plant and Land

Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that the Company incurs prior to the sale of the solar power system to a third-party. These costs include costs for land and costs for developing and constructing a solar power system. Development costs can include legal, consulting, permitting, and other similar costs. Once the Company enters into a definitive sales agreement, it reclassifies these project asset costs to deferred project costs within "Prepaid expenses and other current assets" in its Consolidated Balance Sheet until the Company has met the criteria to recognize the sale of the project asset or solar power project as revenue. The Company releases these project costs to cost of revenue as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method).

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

Construction Contracts

Revenue is also composed of Engineering, Procurement and Construction ("EPC") projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. The Company recognizes revenue from fixed price construction contracts, that do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in the Company’s percentage-of-completion calculation include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

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

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, the Company defers the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

The Company develops and sells solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company executes a sale of land in connection with an EPC contract requiring the future development of the property, it recognizes revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and receipt of a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial and continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are reasonably assured if the buyer defaults, the Company may defer revenue and profit during construction by aligning its revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time it has unconditionally received payment from the buyer, revenue is recognized and deferred project costs are released to cost of sales at the same rate of profit estimated throughout the construction of the project. The Company's revenue recognition methods for solar power plants not involving real estate are accounted for using the percentage-of-completion method.

Residential Leases

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

For those systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value as well as the net present value of the residual value of the lease at termination are recorded as financing receivables in the Consolidated Balance Sheets. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of our solar systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $11.8 million, $9.2 million, and $3.9 million, in fiscal 2013, 2012, and 2011, respectively.

Research and Development Expense

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. All research and development costs are expensed as incurred. Research and development expense is reported net of contributions under the R&D Agreement with Total and contracts with governmental agencies because such contracts are considered collaborative arrangements.

Translation of Foreign Currency

The Company and certain of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities using exchange rates in effect at the end of the period. Non-monetary assets and liabilities are carried at their historical values.

The Company includes gains or losses from foreign currency transactions in "Other, net" in the Consolidated Statements of Operations with the other hedging activities described in Note 11.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than 15 months, while the purchased options will expire in 2014 and the bond hedge and warrant transactions expire in 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. One customer accounted for 31% of accounts receivable as of December 29, 2013 and one customer accounted for 14% of accounts receivable as of December 30, 2012. In addition, one customer accounted for approximately 34% of the Company’s "Costs and estimated earnings in excess of billings" balance as of December 29, 2013 on the Consolidated Balance Sheets as compared to one customer that accounted for approximately 24% of the balance as of December 30, 2012.

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

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings (loss) of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds (see Notes 6 and 9).

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of unrecognized tax benefits. The amended guidance specifies when an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. The amendment will become effective for the Company in the first quarter of fiscal 2014. The Company does not expect that the requirement will have a material impact on its consolidated financial statements.

In March 2013, the FASB and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year 2014. The Company does not expect that the requirement will have a material impact on its consolidated financial statements as it is disclosure only in nature.

In March 2013, the FASB amended its guidance related to foreign currency matters requiring the release of the cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a foreign entity. The amendment will become effective for the Company in the first quarter of fiscal 2014. The Company does not expect that the requirement will have a material impact on its consolidated financial statements.

In February 2013, the FASB amended its disclosure guidance related to the presentation of comprehensive income. The amendment requires reporting of the impact of significant reclassifications out of accumulated other comprehensive income or loss on the line items on the statement of operations, if a reclassification is required in its entirety in one reporting period. The amendment became effective for the Company in the first quarter of fiscal 2013 and did not have a significant impact on its consolidated financial statements.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

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

Credit Support Agreement

In connection with the Tender Offer, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company in support of certain Company businesses and other permitted purposes. Total S.A. will guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. The Credit Support Agreement became effective on June 28, 2011 (the "CSA Effective Date"). Under the Credit Support Agreement the Company may request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. Total S.A. is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions that may be waived by Total S.A., and subject to certain other conditions.

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

On December 24, 2012, Total S.A. issued a guarantee for the Company's obligations under the September 2011 revolving credit facility with Credit Agricole (the "September 2011 revolving credit facility"). The issuance of the guarantee reduced the capacity available under the Liquidity Support Facility from $600.0 million to $325.0 million. The Company was required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the September 2012 revolving credit facility. The guarantee reduced related interest rates and removed certain financial and restrictive covenants under the facility. On July 3, 2013, the Company terminated the September 2011 revolving credit facility after establishing a new revolving credit facility with Credit Agricole (the "July 2013 revolving credit facility"). Total S.A. has issued a guarantee for the Company's obligations under the July 2013 revolving credit facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 revolving credit facility, as described above, increased the capacity available under the Liquidity Support Facility by $25.0 million. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility (see Note 10).

0.75% Debentures Due 2018

On May 29, 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018 (see Note 10).

Related Party Transactions with Total and its Affiliates:

	Year Ended
(In thousands)	2013	2012
Research and development expense:
Offsetting contributions received under R&D Agreement	$1,661	$—
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$8,890	$6,916
Fees incurred under the Compensation and Funding Agreement	$5,533	$4,952
Interest expense incurred on the 0.75% Debentures Due 2018	$883	$—

Joint Projects with Total and its Affiliates:

In fiscal 2013, the Company entered into an EPC agreement with Total S.A., Etrion Corporation, and Solventus Energias Renovables to construct a 70 MW solar power plant in Chile. Total S.A., Etrion Corporation, and Solventus Energias Renovables will hold an ownership interest in the solar power plant. The Company has also entered into a long-term fixed price operations and maintenance agreement with the above owners.

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

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

Based on the impairment test as of September 30, 2012, the Company determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the two reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. As of December 29, 2013 and December 30, 2012, the Company had no remaining goodwill balance.

Other Intangible Assets

The Company's acquired other intangible assets consist of patents, trade names and purchased technology; and purchased in-process research and development. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2012, the Company determined that the carrying value of certain intangible assets in Europe were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of declines in regional operating results. As a result, the Company recognized an impairment loss of $12.8 million on its Consolidated Statement of Operations for the year ended December 30, 2012.

As of December 29, 2013 and December 30, 2012, the Company's other intangible assets, net of accumulated depreciation, totaled zero and $0.7 million, respectively, within "Other long-term assets" on its Consolidated Balance Sheets. Aggregate amortization expense for other intangible assets totaled $0.7 million, $9.1 million, and $23.4 million for fiscal 2013, 2012 and 2011, respectively.

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	2013	2012
Accounts receivable, net:
Accounts receivable, gross[1,2]	$389,152	$429,977
Less: allowance for doubtful accounts	(26,463)	(26,773)
Less: allowance for sales returns	(2,095)	(5,054)
	$360,594	$398,150

[1]	Includes short-term financing receivables associated with solar power systems leased of $4.4 million and $4.5 million as of fiscal 2013 and 2012, respectively (see Note 5).

[2]
Includes short-term retainage of $8.3 million and $71.1 million as of fiscal 2013 and fiscal 2012, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project which is withheld for payment by the customer until certain milestones are met in accordance with the related contract.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 29, 2013	$26,773	$8,258	$(8,568)	$26,463
Year ended December 30, 2012	21,039	8,898	(3,164)	26,773
Year ended January 1, 2012	5,967	18,398	(3,326)	21,039
Allowance for sales returns:
Year ended December 29, 2013	5,054	(2,959)	—	2,095
Year ended December 30, 2012	8,648	(3,594)	—	5,054
Year ended January 1, 2012	2,387	6,261	—	8,648
Valuation allowance for deferred tax assets:
Year ended December 29, 2013	182,322	(91,751)	—	90,571
Year ended December 30, 2012	129,946	52,376	—	182,322
Year ended January 1, 2012	4,644	125,302	—	129,946

	As of
(In thousands)	2013	2012
Inventories:
Raw materials	$51,905	$95,227
Work-in-process	52,756	40,048
Finished goods	140,914	156,111
	$245,575	$291,386

Prepaid expenses and other current assets:
Deferred project costs	$275,389	$305,980
Bond hedge derivative	110,477	—
VAT receivables, current portion	21,481	97,041
Deferred costs for solar power systems to be leased	23,429	31,419
Foreign currency derivatives	4,642	1,275
Other receivables	112,062	104,640
Other prepaid expenses	28,629	25,230
Other current assets	70,161	47,468
	$646,270	$613,053

Project assets - plants and land:
Project assets — plants	$64,564	$61,862
Project assets — land	11,043	21,645
	$75,607	$83,507
Project assets - plants and land, current portion	$69,196	$75,911
Project assets - plants and land, net of current portion	$6,411	$7,596

	As of
(In thousands)	2013	2012
Property, plant and equipment, net:
Manufacturing equipment[3]	$538,616	$531,289
Land and buildings	26,138	20,109
Leasehold improvements	229,846	221,378
Solar power systems[4]	82,036	12,501
Computer equipment	79,519	75,438
Furniture and fixtures	8,392	8,178
Construction-in-process	11,724	34,110
	976,271	903,003
Less: accumulated depreciation	(442,884)	(376,089)
	$533,387	$526,914

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $145.9 million and $152.9 million as of December 29, 2013 and December 30, 2012, respectively. The Company also provided security for advance payments received from a third-party supplier in the form of collateralized manufacturing equipment with a net book value of $16.5 million as of December 30, 2012.

[4]	Includes $52.6 million of solar power systems associated with sale-leaseback transactions under the financing method as of December 29, 2013 (see Note 5).

Property, plant and equipment, net by geography[5]:
Philippines	$321,410	$367,708
United States	153,074	95,715
Mexico	32,705	32,409
Europe	25,293	29,292
Other	905	1,790
	$533,387	$526,914

[5]	Property, plant and equipment, net are based on the physical location of the assets.

Other long-term assets:
Equity method investments	$131,739	$111,516
Retainage[6]	88,934	—
Cost method investments	12,374	14,918
Long-term debt issuance costs	10,274	38,185
Bond hedge derivative	—	2,327
Other	55,156	42,119
	$298,477	$209,065

[6]
Retainage refers to the earned, but unbilled, portion of a construction and development project which is withheld for payment by the customer until certain milestones are met in accordance with the related contract. The Company's noncurrent retainage is expected to be collected in 2015 through 2016.

	As of
(In thousands)	2013	2012
Accrued liabilities:
Bond hedge derivatives	$110,477	$—
Employee compensation and employee benefits	50,449	40,750
Deferred revenue	29,287	32,507
Short-term residential lease financing	14,436	25,153
Interest payable	10,971	9,672
Short-term warranty reserves	10,426	9,054
Restructuring reserve	7,134	29,477
VAT payables	7,089	2,049
Foreign currency derivatives	6,170	4,891
Other	111,718	93,819
	$358,157	$247,372

Other long-term liabilities:
Deferred revenue	$176,925	$128,936
Long-term warranty reserves	138,946	107,803
Long-term sale-leaseback financing	65,944	—
Long-term residential lease financing	31,933	11,411
Unrecognized tax benefits	28,927	35,022
Embedded conversion option derivatives	—	2,327
Other	81,316	50,120
	$523,991	$335,619

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(3,766)	$(2,319)
Net unrealized loss on derivatives	(805)	(243)
Deferred taxes	253	41
	$(4,318)	$(2,521)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines (see Note 1).

Operating Leases

The following table summarizes "Solar power systems leased and to be leased" under operating leases on the Company's Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, respectively:

	As of
(In thousands)	2013	2012
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$324,202	$163,003
Solar power systems to be leased	36,645	89,423
	360,847	252,426
Less: accumulated depreciation	(15,343)	(4,431)
	$345,504	$247,995

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of December 29, 2013:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$17,202	7,931	7,962	7,993	8,026	112,627	$161,741

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance based incentives.

Sales-Type Leases

As of December 29, 2013 and December 30, 2012, the Company's net investment in sales-type leases presented in "Accounts receivable" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	2013	2012
Financing receivables:
Minimum lease payments receivable[1]	$217,666	$91,193
Unguaranteed residual value	23,366	8,862
Unearned income	(61,326)	(27,779)
Net financing receivables	$179,706	$72,276
Current	$4,433	$4,534
Long-term	$175,273	$67,742

[1]	Net of allowance for doubtful accounts.

As of December 29, 2013, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$4,433	10,086	10,222	10,362	10,508	172,055	$217,666

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed with third-party investors. Under the terms of certain programs the investors make upfront payments to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the consolidated financial statements. As of December 29, 2013, and December 30, 2012, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $46.4 million and $36.6 million, respectively (see Note 4). As of December 29, 2013 and December 30, 2012, the Company has pledged solar assets with an aggregate book value of $147.7 million and $252.4 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

Beginning in the first quarter of fiscal 2013, the Company has entered into facilities with third-party investors under which the parties will invest in entities which hold SunPower solar power systems and leases with residential customers. The Company was determined to hold controlling interests in these less than wholly owned entities and has fully consolidated these entities as a result. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Noncontrolling interests" in its consolidated financial statements (see Note 1). As of December 29, 2013, the Company has entered into a total of five facilities with third-party investors. During fiscal 2013, the Company received $100.0 million in contributions from investors under the related facility agreements.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of December 29, 2013, future minimum lease obligations associated with these systems was $105.0 million, which will be recognized over the minimum lease terms. As of December 29, 2013, future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases was $77.3 million, which will be recognized over the lease terms of up to 20 years. The above future minimum lease payments to be received does not include contingent rentals that may be received from customers under PPAs on the basis of energy produced.

Beginning in the first quarter of fiscal 2013, the Company entered into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 4). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remains on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of December 29, 2013, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $63.8 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of December 29, 2013 or December 30, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of December 29, 2013 and December 30, 2012, respectively:

	2013			2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds[1]	$358,001	$358,001	$—	$117,254	$117,254	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 10)	110,477	—	110,477	—	—	—
Foreign currency derivatives (Note 11)	4,642	—	4,642	1,275	—	1,275
Other long-term assets:
Debt derivatives (Note 10)	—	—	—	2,327	—	2,327
Foreign currency derivatives (Note 11)	588	—	588	—	—	—
Total assets	$473,708	$358,001	$115,707	$120,856	$117,254	$3,602
Liabilities
Accrued liabilities:
Debt derivatives (Note 10)	$110,477	$—	$110,477	$—	$—	$—
Foreign currency derivatives (Note 11)	6,170	—	6,170	4,891	—	4,891
Other long-term liabilities:
Debt derivatives (Note 10)	—	—	—	2,327	—	2,327
Foreign currency derivatives (Note 11)	555	—	555	—	—	—
Total liabilities	$117,202	$—	$117,202	$7,218	$—	$7,218

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

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 10) and the embedded cash conversion option within the 4.50% debentures (as defined in Note 10) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments were determined utilizing the following Level 1 and Level 2 inputs:

	As of
	2013[1]	2012[1]
Stock price	$28.91	$5.49
Exercise price	$22.53	$22.53
Interest rate	0.33%	0.40%
Stock volatility	57.7%	59.9%
Credit risk adjustment	0.71%	1.07%
Maturity date	February 18, 2015	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of December 29, 2013 and December 30, 2012, these bonds had a carrying value of $8.9 million and $10.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company holds equity investments in non-consolidated entities which are accounted for under the both equity and cost method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer.

As of December 29, 2013 and December 30, 2012, the Company had $131.7 million and $111.5 million, respectively, in investments accounted for under the equity method (see Note 9). As of December 29, 2013 and December 30, 2012, the Company had $12.4 million and $14.9 million, respectively, in investments accounted for under the cost method.

Related Party Transactions with Equity and Cost Method Investees:

	As of
(In thousands)	2013	2012
Accounts receivable	$11,780	$23,713
Accounts payable	51,499	73,669
Other long-term assets:
Long-term note receivable	3,688	1,040

	Year Ended
(In thousands)	2013	2012	2011
Payments made to investees for products/services	$480,802	$606,301	$449,149

Note 7. RESTRUCTURING

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

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 29, 2013, as the remaining accrual is primarily attributable to ongoing facility lease obligations. The Company expects to continue to incur restructuring costs as it revises previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Year ended			Cumulative To Date
	2013	2012	2011
October 2012 Plan:
Severance and benefits	$(776)	$29,053	$—	$28,277
Lease and related termination costs	30	714	—	744
Other costs	1,987	460	—	2,447
	1,241	30,227	—	31,468
Legacy Restructuring Plans:
Non-cash impairment charges	443	60,153	—	60,596
Severance and benefits	241	1,345	18,491	20,077
Lease and related termination costs	580	3,518	688	4,786
Other costs	97	5,580	2,224	7,901
	1,361	70,596	21,403	93,360
Total restructuring charges	$2,602	$100,823	$21,403	$124,828

The following table summarizes the restructuring reserve activity during the year ended December 29, 2013:

(In thousands)	2012	Charges (Benefits)	Payments	2013
October 2012 Plan:
Severance and benefits	$24,439	$(776)	$(19,721)	$3,942
Lease and related termination costs	714	30	(382)	362
Other costs[1]	358	1,987	(1,431)	914
Legacy Restructuring Plans:
Severance and benefits	60	241	(282)	19
Lease and related termination costs	2,436	580	(1,769)	1,247
Other costs[1]	1,470	97	(917)	650
Total restructuring liabilities	$29,477	$2,159	$(24,502)	$7,134

[1]	Other costs primarily represent associated legal services.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of December 29, 2013, future minimum lease payments for facilities under operating leases was $63.0 million, which will be paid over the remaining contractual terms of up to 10 years. The Company additionally leases certain buildings, machinery and equipment under non-cancelable capital leases. As of December 29, 2013, future minimum lease payments for assets under capital leases was $6.6 million, which will be paid over the remaining contractual terms of up to 10 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 29, 2013 are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total[1,2]
Future purchase obligations	$819,732	374,393	337,092	300,468	181,553	335,542	$2,348,780

[1]	Total future purchase obligations as of December 29, 2013 include $39.7 million to related parties.

[2]	Total future purchase obligations was comprised of $235.0 million related to non-cancellable purchase orders and $2.1 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During fiscal 2013, the Company made additional advance payments totaling $81.2 million in accordance with the terms of existing long-term supply agreements. As of December 29, 2013 and December 30, 2012, advances to suppliers totaled $383.3 million and $351.4 million, respectively, of which $58.6 million and $50.3 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 77% and 22% of total advances to suppliers as of December 29, 2013, and 76% and 23% as of December 30, 2012. As of December 29, 2013, the Company has future prepayment obligations through fiscal 2014 totaling $65.8 million.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of December 29, 2013 is as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated utilization of advances from customers	$36,883	18,387	22,713	27,039	27,039	72,104	$204,165

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of December 29, 2013 and December 30, 2012, outstanding advance payments received from AUOSP totaled $181.3 million and $190.1 million, respectively, of which $14.0 million and $8.8 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

In fiscal 2007, the Company entered into an agreement with a supplier under which the Company resold polysilicon procured from different third-party suppliers. Such polysilicon was used by the supplier to manufacture ingots and wafers, which could be sold to the Company or other customers. Under this agreement, the Company received advance payments which were applied as a credit against the supplier's polysilicon purchases from the Company. During the third quarter of fiscal 2013, the Company and the supplier agreed to terminate the agreement resulting in the supplier's forfeiture of the then-outstanding advance payments held by the Company. As a result, the Company recorded a $52.0 million gain within "Cost of revenue" on the Consolidated Statement of Operations to reflect the forfeiture of such advance payments. Additionally, pursuant to the termination of the above agreement, the Company received a 3% equity interest in the supplier that is accounted for under the cost method of accounting.

As of December 30, 2012, outstanding advance payments received by the Company under this agreement totaled $56.1 million, of which $8.1 million is classified as short-term in the Company's Consolidated Balance Sheets. As of December 30, 2012, these outstanding advances were fully collateralized by letters of credit totaling $32.0 million; accounts receivable of $7.6 million; and manufacturing equipment with a net book value of $16.5 million. Subsequent to the termination of the above agreement, there were no outstanding advance payments or collateralized assets.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2013, 2012, and 2011, respectively:

	Fiscal Year
(In thousands)	2013	2012	2011
Balance at the beginning of the period	$117,172	$94,323	$63,562
Accruals for warranties issued during the period	40,259	29,833	37,927
Settlements made during the period	(8,059)	(6,984)	(7,166)
Balance at the end of the period	$149,372	$117,172	$94,323

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 9). As of December 29, 2013, the Company has future financing obligations through fiscal 2014 totaling $243.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $28.9 million and $35.0 million as of December 29, 2013 and December 30, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under §48(c) solar commercial investment tax credit (“ITC”) and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (“Cash Grant”). The Company applies for ITC and Cash Grant incentives based on guidance provided by IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sales-leaseback arrangements, and financing arrangements with investors of its residential lease program, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.  In February 2014, the Company received a $75 million indemnification request from a customer relating to a Cash Grant award which was approved by the Treasury Department for an amount less than originally expected. The Company believes the request to be meritless and intends to deny the claim. The Company has further concluded that any payments under indemnification agreements in excess of the amounts already recorded by the Company are not probable as of the reporting date.

Legal Matters

Derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of the Company's current and former officers and directors. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions, and on December 19, 2013, the parties executed a stipulated settlement agreement, providing that the Company institute certain specified corporate governance measures, which were implemented by the Board of Directors on October 22, 2013 in connection with periodic review and update of corporate governance matters, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance. On January 24, 2014, the parties filed a motion with the court in the consolidated California state derivative cases to approve the stipulated settlement.

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

Note 9. EQUITY METHOD INVESTMENTS

As of December 29, 2013 and December 30, 2012, the Company's carrying value of its equity method investments totaled $131.7 million and $111.5 million, respectively, and is classified as “Other long-term assets” in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings (loss) of unconsolidated investees" in its Consolidated Statement of Operations.

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd., Inner Mongolia Power Group Co. Ltd. and Hohhot Jinqiao City Development Company Co., Ltd. to form CCPV, a jointly owned entity to manufacture and deploy the Company's C-7 Tracker concentrator technology in Inner Mongolia and other regions in China. CCPV is based in Hohhot, Inner Mongolia. The establishment of the entity was subject to approval of the Chinese government, which was received in the fourth quarter of fiscal 2013. In December 2013, the Company made a $16.4 million equity investment in CCPV, for a 25% equity ownership.

The Company has concluded that it is not the primary beneficiary of CCPV since, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of CCPV that most significantly impact its economic performance. The Company accounts for its investment in CCPV using the equity method since the Company is able to exercise significant influence over CCPV due to its board position.

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership. The Company additionally provided Diamond Energy AUD 2.0 million (or $1.8 million based on the exchange rate as of

December 29, 2013) under a five-year convertible note agreement and will receive interest of 1% per annum on the amounts lent to Diamond Energy, to be paid upon conversion or maturity.

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

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan"), formed the joint venture AUOSP. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the Company is committed to purchase 80% of AUOSP's total annual output allocated on a monthly basis to the Company. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. In fiscal 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other. In the joint venture agreement, the Company and AUO agreed to each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, the Company or AUO requests additional equity financing to AUOSP, then the Company and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate.

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of December 29, 2013, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	2013				2012
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.75% debentures due 2018	$300,000	$—	$300,000	$300,000	$—	$—	$—	$—
4.50% debentures due 2015[1]	250,000	225,889	—	225,889	250,000	—	208,550	208,550
4.75% debentures due 2014	230,000	230,000	—	230,000	230,000	—	230,000	230,000
0.75% debentures due 2015	79	—	79	79	79	—	79	79
IFC mortgage loan	62,500	15,000	47,500	62,500	75,000	12,500	62,500	75,000
CEDA loan	30,000	—	30,000	30,000	30,000	—	30,000	30,000
Credit Agricole revolving credit facility	—	—	—	—	275,000	—	275,000	275,000
Other debt[2]	50,926	41,227	9,699	50,926	1,368	134	1,234	1,368
	$923,505	$512,116	$387,278	$899,394	$861,447	$12,634	$807,363	$819,997

[1]
As of December 29, 2013, the 4.50% debentures due 2015 were classified as short-term debt on the Company's Consolidated Balance Sheets as the conversion right was met during the fourth quarter of fiscal 2013.

[2]	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 8. "Commitments and Contingencies" to these consolidated financial statements.

As of December 29, 2013 the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Aggregate future maturities of outstanding debt	$286,227	265,583	15,568	15,550	303,077	37,500	$923,505

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	2013			2012
(In thousands)	Carrying Value	Face Value	Fair Value[3]	Carrying Value	Face Value	Fair Value[3]
Convertible debt:
0.75% debentures due 2018	$300,000	$300,000	$367,578	$—	$—	$—
4.50% debentures due 2015[4]	225,889	250,000	343,895	208,550	250,000	228,750
4.75% debentures due 2014	230,000	230,000	269,252	230,000	230,000	218,960
0.75% debentures due 2015	79	79	102	79	79	79
	$755,968	$780,079	$980,827	$438,629	$480,079	$447,789

[3]	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

[4]
As of December 29, 2013, the 4.50% debentures due 2015 were classified as short-term debt on the Company's Consolidated Balance Sheets as the conversion right was met during the fourth quarter of fiscal 2013.

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

The embedded cash conversion option within the 4.50% debentures due 2015 is a derivative instrument that is required to be separated from the 4.50% debentures due 2015 and accounted for separately as a derivative instrument (derivative liability) with changes in fair value reported in the Company's Consolidated Statements of Operations until such transaction settles or expires. The initial fair value liability of the embedded cash conversion option was classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" in the Company's Consolidated Balance Sheets.

During fiscal 2013 the Company recognized a non-cash loss of $108.2 million recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In fiscal 2012 and 2011, the Company recognized a non-cash gain of $1.6 million, and $34.0 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

In fiscal 2013, 2012 and 2011, the Company recognized $17.3 million, $15.2 million and $13.4 million of non-cash interest expense, respectively, related to the amortization of the debt discount on the 4.50% debentures. As of December 29, 2013, the remaining unamortized debt discount of $24.1 million will be recognized through March 15, 2015.

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the 4.50% Warrants the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures due 2015.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The initial fair value of the 4.50% Bond Hedge was classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

During fiscal 2013, the Company recognized a non-cash gain of $108.1 million in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During fiscal 2012 and 2011, the Company recognized a non-cash loss of $1.6 million and $34.0 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, the Company was required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company did not utilize the waiver in the fourth quarter of fiscal 2013, and therefore, subsequent to January 5, 2014, the Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of December 29, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of both December 29, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $3.0 million, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, the Company entered into the July 2013 revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if the Company has not repaid, exchanged or repurchased its outstanding 4.50% debentures due 2015 by September 30, 2014 and is not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the earliest of the above events, the "Maturity Date"). The July 2013 revolving credit facility allows the Company to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. On or about January 31, 2014 (the “Restructuring Date”), (i) the Company's obligations under the July 2013 revolving credit facility will become secured by a pledge of certain accounts receivable and inventory of the Company and certain of its subsidiaries, (ii) certain of the Company's subsidiaries will enter into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of the Company's obligations under the July 2013 revolving credit facility will expire (collectively, the “Restructuring”). Amounts borrowed may be repaid and reborrowed until the Maturity Date.

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

As of December 29, 2013, the Company had no outstanding borrowing under the July 2013 revolving credit facility.

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

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances (see Note 2). As of December 29, 2013, $350.0 million remained available to the Company under the facility.

Other Debt

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans which in certain cases permit customers to assume the loans at the time of sale. These loans are contemplated as part of the structure of the sales transaction and not guaranteed or otherwise supported by SunPower. During fiscal year 2013, the Company entered into two project loans with a consortium of lenders to facilitate the development of two 10 MW utility and power plant projects under construction in Israel. During the fourth quarter of fiscal 2013, the Company sold one of the Israeli projects. The related loan, amounting to ILS 123.1 million (approximately $34.8 million based on the exchange rate at the time of sale), and accrued and unpaid interest was assumed by the customer. In instances where the debt is issued as a form of pre-established customer financing, subsequent debt assumption is reflected as a financing outflow and operating inflow for purposes of the statement of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third-party. As of December 29, 2013, the Company had outstanding project loan drawn downs of ILS 141.8 million (or approximately $40.7 million based on the exchange rate as of December 29, 2013).

During the second quarter of fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of December 29, 2013 was $9.0 million.

Other debt is further comprised of non-recourse project loans in EMEA which are scheduled to mature through 2028.

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

As of December 29, 2013 and December 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $736.0 million and $725.3 million, respectively.

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

As of December 29, 2013 and December 30, 2012, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.4 million and $17.5 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. It is the Company's policy to present all derivative fair value amounts gross on its Consolidated Balance Sheets regardless of legal right of offset. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	2013	2012
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$615	$519
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	35	—
Foreign currency option contracts	Other long-term assets	588	—
		$1,238	$519
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$381	$25
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	3,611	731
		$3,992	$756

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$1,595	$387
Foreign currency forward exchange contracts	Accrued liabilities	—	23
Foreign currency option contracts	Other long-term liabilities	555	—
		$2,150	$410

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$386	$26
Foreign currency forward exchange contracts	Accrued liabilities	4,189	4,455
		$4,575	$4,481

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

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Year ended
(In thousands)	2013	2012	2011
Derivatives designated as cash flow hedges:
Gain (loss) in Accumulated OCI at the beginning of the period	$(243)	$10,473	$10,648
Unrealized gain (loss) recognized in OCI (effective portion)	(168)	(1,720)	(32,224)
Less: Loss (gain) reclassified from Accumulated OCI to revenue (effective portion)	(394)	(8,996)	30,456
Less: Loss reclassified from OCI to other, net	—	—	1,593
Net loss on derivatives	$(562)	$(10,716)	$(175)
Gain (loss) in Accumulated OCI at the end of the period	$(805)	$(243)	$10,473

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended December 29, 2013, December 30, 2012, and January 1, 2012:

	Year ended
(In thousands)	2013	2012	2011
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(3,029)	$(1,853)	$(18,235)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(4,615)	$3,126	$(3,972)

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

As of December 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $105.9 million and $42.8 million, respectively. As of December 30, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $71.0 million and $26.4 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 15 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

The Company expects to reclassify all of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of December 29, 2013 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Consolidated Statement of Operations. The premium paid or time value of an option on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Consolidated Statements of Operations.

Under cash flow hedge accounting rules for foreign currency derivatives, the Company reflects the effective gains and losses on its hedged transactions in accumulated other comprehensive income (loss) and will subsequently reclassify amounts into earnings when the hedged transactions occur. If the Company determines that the anticipated hedged transactions are probable not to occur, the corresponding amounts in OCI would be reclassified into its Consolidated Statement of Operations. During the year ended December 29, 2013, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 29, 2013, the Company held option contracts and forward contracts with an aggregate notional value of $9.4 million and $32.1 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from January 2014 to September 2014. The company held option contracts and forward contracts with an aggregate notional value of zero and $121.8 million, respectively, as of December 30, 2012, to hedge balance sheet exposure.

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

Note 12. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Year ended
(In thousands)	2013	2012	2011
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. loss	$(32,022)	$(140,432)	$(431,185)
Non-U.S. income (loss)	73,605	(189,231)	(171,347)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$41,583	$(329,663)	$(602,532)
Provision for income taxes:
Current tax benefit (expense)
Federal	$5,068	$—	$(3,105)
State	(2,414)	(805)	(317)
Foreign	(14,043)	(28,183)	(14,112)
Total current tax expense	$(11,389)	$(28,988)	$(17,534)
Deferred tax benefit (expense)
Federal	$—	$—	$—
State	—	—	—
Foreign	(516)	7,146	326
Total deferred tax benefit	(516)	7,146	326
Provision for income taxes	$(11,905)	$(21,842)	$(17,208)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year ended
(In thousands)	2013	2012	2011
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$(14,554)	$115,382	$210,886
Foreign rate differential	9,324	(82,017)	(73,757)
State income taxes, net of benefit	(2,414)	(805)	(317)
Goodwill impairment	—	(12,596)	(52,247)
Deemed foreign dividend	(2,511)	—	—
Total investment related costs	—	—	(2,878)
Tax credits (research and development/investment tax credit)	15,599	939	4,409
Deferred taxes not benefitted	(22,942)	(53,075)	(99,703)
Lehman settlement	—	17,726	—
Reserve releases	10,550	—	—
Other, net	(4,957)	(7,396)	(3,601)
Total	$(11,905)	$(21,842)	$(17,208)

	As of
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$84,815	$118,738
Research and development credit and California manufacturing credit carryforwards	26,865	11,372
Reserves and accruals	145,382	114,125
Synthetic debt	13,595	31,921
Stock-based compensation stock deductions	14,752	13,147
Total deferred tax asset	285,409	289,303
Valuation allowance	(90,571)	(182,322)
Total deferred tax asset, net of valuation allowance	194,838	106,981
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	184	42
Other intangible assets and accruals	(44,959)	(32,464)
Fixed asset basis difference	(143,491)	(67,473)
Total deferred tax liabilities	(188,266)	(99,895)
Net deferred tax asset	$6,572	$7,086

As of December 29, 2013, the Company had federal net operating loss carryforwards of $298.0 million for tax purposes, of which $34.4 million relate to stock deductions and $160.1 million relate to debt issuance, both of which will benefit equity when realized. These federal net operating loss carryforwards will expire at various dates from 2031 to 2032. As of December 29, 2013, the Company had California state net operating loss carryforwards of approximately $153.6 million for tax purposes, of which $30.0 million relate to stock deductions and $117.7 million relate to debt issuance, both of which will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2030 to 2032. The Company also had credit carryforwards of approximately $42.4 million for federal tax purposes and $8.2 million for state tax purposes. These federal credit carryforwards will expire at various dates from 2017 to 2031, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The Company's current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within this fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $11.7 million, $9.5 million, and $3.9 million in fiscal 2013, 2012, and 2011, respectively, which provided a diluted net income (loss) per share benefit of $0.08, $0.07, and $0.04, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling was approximately $1.5 million, $1.8 million, and $2.3 million in fiscal 2013, 2012, and 2011, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.02, and $0.02 in fiscal 2013, 2012, and 2011, respectively. This current tax ruling expires at the end of 2015.

As of December 29, 2013, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $79.1 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At December 29, 2013, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $31.6 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States and France, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2013, 2012, and 2011 was $91.8 million, $52.4 million, and $125.3 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2013, 2012, and 2011 is as follows:

	Year ended
(In thousands)	2013	2012	2011
Balance, beginning of year	$62,932	$33,565	$23,649
Additions for tax positions related to the current year	2,053	708	2,535
Additions (reductions) for tax positions from prior years	(24,535)	32,493	7,381
Reductions for tax positions from prior years/statute of limitations expirations	(12,431)	(2,684)	—
Foreign exchange (gain) loss	1,599	(1,150)	—
Balance at the end of the period	$29,618	$62,932	$33,565

As of December 29, 2013, the Company had net unrecognized tax benefits of $29.6 million, $25.9 million of which would result in a reduction of the Company's effective tax rate.
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

Classification of Interests and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of December 29, 2013 and December 30, 2012 was approximately $2.6 million and $3.0 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 29, 2013:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2005 and onward
Switzerland	2010 and onward
Philippines	2007 and onward
France	2011 and onward
Italy	2009 and onward

Additionally, the 2005 U.S. corporate tax return and 2004 and prior California tax returns are not open for assessment. The tax authorities can adjust net operating loss and research and development carryovers that were generated.

The Italian authorities are currently examining the Company's 2009/2010 federal income tax returns. The Company does not expect the examination to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 13. COMMON STOCK

Common Stock

Voting Rights - Common Stock

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

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	December 29, 2013	December 30, 2012
Equity compensation plans	3,963	3,566

Note 14. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, warrants associated with the CSO2015 and CSO2014, and senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year ended
(In thousands, except per share amounts)	2013	2012	2011
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$95,593	$(352,020)	$(613,737)
Denominator
Basic weighted-average common shares	120,819	117,093	97,724

Basic net income (loss) per share	$0.79	$(3.01)	$(6.28)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$95,593	$(352,020)	$(613,737)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	1,295	—	—
Net income (loss) available to common stockholders	$96,888	$(352,020)	$(613,737)
Denominator
Basic weighted-average common shares	120,819	117,093	97,724
Effect of dilutive securities:
Stock options	109	—	—
Restricted stock units	5,010	—	—
Upfront Warrants (held by Total)	5,090	—	—
Warrants (under the CSO2015)	590	—	—
Warrants (under the CSO2014)	292	—	—
0.75% debentures due 2018	7,070	—	—
Dilutive weighted-average common shares	138,980	117,093	97,724

Dilutive net income (loss) per share	$0.70	$(3.01)	$(6.28)

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. Holders of the Warrants under the CSO2015 and CSO2014, may acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. If the market price per share of the Company's common stock for the period exceeds the established strike price of the respective warrants, they will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income (loss) per diluted share in the following periods:

	Year ended
(In thousands)	2013	2012[1]	2011[1]
Stock options	194	363	425
Restricted stock units	1,600	6,287	1,943
Upfront Warrants (held by Total)	—	*	n/a
Warrants (under the CSO2015)	—	*	*
Warrants (under the CSO2014)	—	*	*
0.75% debentures due 2018	—	n/a	n/a
4.75% debentures due 2014	8,712	8,712	8,712

[1]
As a result of the net loss per share for fiscal 2012 and 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

* The Company's average stock price during the period did not exceed the exercise price of the related warrants during the period.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year ended
(In thousands)	2013	2012	2011
Cost of Americas revenue	$5,150	$6,181	$5,974
Cost of EMEA revenue	2,660	3,851	6,183
Cost of APAC revenue	3,006	1,578	1,030
Research and development	5,414	5,005	6,166
Sales, general and administrative	29,448	25,824	25,772
Restructuring charges	—	—	1,611
Total stock-based compensation expense	$45,678	$42,439	$46,736

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Year ended
(In thousands)	2013	2012	2011
Employee stock options	$—	$649	$1,658
Restricted stock units	46,215	40,996	45,223
Change in stock-based compensation capitalized in inventory	(537)	794	(145)
Total stock-based compensation expense	$45,678	$42,439	$46,736

As of December 29, 2013, the total unrecognized stock-based compensation related to outstanding restricted stock units was $73.9 million, which the Company expects to recognize over a weighted-average period of 1.9 years.

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

In May 2008, the Company’s stockholders approved an automatic annual increase available for grant under the 2005 Plan, beginning in fiscal 2009. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of December 29, 2013, approximately 4.0 million shares were available for grant under the 2005 Plan. Subsequent to the automatic annual increase effective December 30, 2013, shares available for grant will increase to approximately 7.6 million. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2013, 2012, and 2011, the Company withheld 1,329,140, 905,953 shares, and 784,427 shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock and Stock Options

The following table summarizes the Company’s non-vested restricted stock activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of January 2, 2011	6,112	$18.36
Granted	5,349	11.79
Vested[2]	(2,255)	22.32
Forfeited	(1,836)	14.86
Outstanding as of January 1, 2012	7,370	13.25
Granted	5,638	5.93
Vested[2]	(2,844)	13.94
Forfeited	(1,588)	11.52
Outstanding as of December 30, 2012	8,576	8.53
Granted	5,607	15.88
Vested[2]	(3,583)	9.48
Forfeited	(1,008)	10.10
Outstanding as of December 29, 2013	9,592	$12.26

[1]	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

[2]	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table summarizes the Company’s outstanding options as of December 29, 2013:

	Outstanding Stock Options
	Shares (in thousands)[1]	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable as of December 29, 2013	320	$30.87	2.78	$3,269

The intrinsic value of options exercised in fiscal 2013, 2012, and 2011 were $0.8 million, $0.1 million, and $16.4 million, respectively. There were no stock options granted in fiscal 2013, 2012, and 2011.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.91 at December 29, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 0.2 million shares as of December 29, 2013.

Note 16. SEGMENT INFORMATION

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

	Year ended
(In thousands):	2013	2012	2011
Revenue
Americas	$1,676,472	$1,696,348	$1,266,347
EMEA	450,659	489,484	924,337
APAC	380,072	231,669	183,692
Total Revenue	2,507,203	2,417,501	2,374,376
Cost of revenue
Americas	1,299,701	1,415,417	1,131,771
EMEA	419,416	559,993	868,330
APAC	297,014	195,693	148,057
Total cost of revenue	2,016,131	2,171,103	2,148,158
Gross margin	$491,072	$246,398	$226,218

	Year ended
	2013	2012	2011
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$1,772,260	$1,901,159	$1,452,770
Utility and power plant projects	(95,788)	(204,811)	(186,423)
Americas	$1,676,472	$1,696,348	$1,266,347

EMEA (as reviewed by CODM)	$450,659	$489,291	$923,688
Other	—	193	649
EMEA	$450,659	$489,484	$924,337

APAC (as reviewed by CODM)	$379,400	$231,669	$183,692
Other	672	—	—
APAC	$380,072	$231,669	$183,692

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$1,336,445	$1,486,554	$1,250,471
Utility and power plant projects	(18,450)	(97,648)	(147,037)
Stock-based compensation expense	5,150	6,181	5,974
Non-cash interest expense	1,203	1,024	1,194
Gain on contract termination	(25,604)	—	—
Other	957	19,306	21,169
Americas	$1,299,701	$1,415,417	$1,131,771

EMEA (as reviewed by CODM)	$425,470	$543,823	$827,858
Stock-based compensation expense	2,660	3,851	6,183
Non-cash interest expense	495	526	1,148
Gain on contract termination	(9,395)	—	—
Other	186	11,793	33,141
EMEA	$419,416	$559,993	$868,330

APAC (as reviewed by CODM)	$310,025	$187,748	$144,138
Stock-based compensation expense	3,006	1,578	1,030
Non-cash interest expense	713	292	222
Gain on contract termination	(16,988)	—	—
Other	258	6,075	2,667
APAC	$297,014	$195,693	$148,057

Gross margin by region:
Americas (as reviewed by CODM)	25%	22%	14%
EMEA (as reviewed by CODM)	6%	(11)%	10%
APAC (as reviewed by CODM)	18%	19%	22%
Americas	22%	17%	11%
EMEA	7%	(14)%	6%
APAC	22%	16%	19%

	Year ended
Depreciation by region (in thousands):	2013	2012	2011
Americas	$46,843	$59,120	$50,352
EMEA	22,380	33,047	47,896
APAC	28,223	16,489	8,852

		Year ended
(As a percentage of total revenue):		2013	2012	2011
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	25%	*	*
NRG Solar, Inc.	Americas	17%	35%	*
* denotes less than 10% during the period

	Year ended
Revenue by Significant Category (in thousands):	2013	2012	2011
Solar power products	$917,960	$985,436	$1,349,023
Solar power systems[1]	1,399,972	1,318,269	1,010,572
Residential leases	137,054	68,914	3,045
Other revenue[2]	52,217	44,882	11,736
	$2,507,203	$2,417,501	$2,374,376

[1]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[2]
Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts, and commercial PPA agreements.

Note 17. SUBSEQUENT EVENTS

On January 31, 2014, the Restructuring Date occurred under the July 2013 revolving credit facility. As a result, (i) our obligations under the July 2013 revolving credit facility became secured by a pledge of certain accounts receivable and inventory; (ii) certain of our subsidiaries entered into guaranties of the July 2013 revolving credit facility; and (iii) Total S.A.'s guarantee of our obligations under the July 2013 revolving credit facility expired.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013	December 30, 2012	September 30, 2012	July 1, 2012	April 1, 2012
Fiscal 2013:
Revenue	$638,134	$657,120	$576,516	$635,433	$678,525	$648,948	$595,879	$494,131
Gross margin	$130,668	$193,230	$107,861	$59,313	$46,877	$80,773	$73,500	$45,248
Net income (loss)	$3,872	$87,382	$4,265	$(61,969)	$(144,771)	$(48,538)	$(84,181)	$(74,530)
Net income (loss) attributable to stockholders	$22,338	$108,386	$19,565	$(54,696)	$(144,771)	$(48,538)	$(84,181)	$(74,530)
Net income (loss) per share attributable to stockholders:
Basic	$0.18	$0.89	$0.16	$(0.46)	$(1.22)	$(0.41)	$(0.71)	$(0.67)
Diluted	$0.15	$0.73	$0.15	$(0.46)	$(1.22)	$(0.41)	$(0.71)	$(0.67)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2013 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2013 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 29, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2014 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2014 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2014 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2014 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2014 annual meeting of stockholders.

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

4.4
Fourth Supplemental Indenture, dated April 1, 2010, by and between SunPower Corporation and Wells Fargo, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).

4.5
Sixth Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.6
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

4.9
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

4.11
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

10.31
Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.34 filed with the Securities and Exchange Commission on February 25, 2013)

10.32
Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.33
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.34
Second Amendment to Affiliation Agreement, dated December 23, 2011, by and between Total G&P and SunPower Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.35
Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.36
Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.37
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.38
Research & Collaboration Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.39
Amendment to Research & Collaboration Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.40
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.41^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.42^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.43^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.44^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.45^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.46^
Outside Director Compensation Policy, as amended on June 15, 2011 (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.47^*	Form of Employment Agreement for Executive Officers.
10.48^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.49^*	Form of Indemnification Agreement for Directors and Officers.
10.50^
Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.51†
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

10.53
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.54
Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.63 filed with the Securities and Exchange Commission on February 25, 2013).

10.55
Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.64 filed with the Securities and Exchange Commission on February 25, 2013).

10.56
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

10.57
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

10.58†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.59†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.60
Second Amendment to Letter of Credit Facility Agreement, dated December 19, 2012, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.69 filed with the Securities and Exchange Commission on February 25, 2013)

10.61*	Third Amendment to Letter of Credit Facility Agreement, dated December 20, 2013, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch.
10.62
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.63
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.64
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.65
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

10.66
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

10.67†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.68
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.69
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.70
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.71
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

10.73
Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.74
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.75†
Revolving Credit and Convertible Loan Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.93 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.76
Private Placement Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.94 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.77
Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.78
Form of Guarantee from Total S.A. and Bank (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.79
Form of Convertible Term Loan Note, issued by SunPower Corporation to Holder (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.80
Revolving Loan Note, dated February 28, 2012, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.98 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.81
Form of Terms Agreement, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.99 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.82	Waiver Letter, dated October 3, 2012, from the International Finance Corporation (incorporated by reference to Exhibit 10.94 filed with the Securities and Exchange Commission on February 25, 2013).
10.83†
Engineering, Procurement and Construction Agreement, dated September 30, 2011 by and between High Plains Ranch II, LLC and SunPower Corporation, Systems (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.84†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 308.97MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XIX, LLC (incorporated by reference to Exhibit 10.96 filed with the Securities and Exchange Commission on February 25, 2013).

10.85†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 270.18 MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XX, LLC (incorporated by reference to Exhibit 10.97 filed with the Securities and Exchange Commission on February 25, 2013).

10.86	Amendment No. 1 to Master Agreement, dated February 20, 2013, by and among SunPower Corporation, Total Gas & Power U.S.A. SAS and Total S.A.
10.87
Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2013).

10.88
2014 Management Career Transition Plan, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.89
First Amendment to Employment Agreement, dated May 1, 2013, by and among SunPower Corporation and Charles David Boynton (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.90
Revolving Credit Agreement, dated July 3, 2013 by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013).

10.91†*
Security Agreement, dated January 31, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Crédit Agricole Corporate and Investment Bank.

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

SUNPOWER CORPORATION

Dated: February 14, 2014	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 14, 2014
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 14, 2014
Charles D. Boynton	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2014
Eric Branderiz	(Principal Accounting Officer)

*	Director	February 14, 2014
Arnaud Chaperon

*	Director	February 14, 2014
Bernard Clement

*	Director	February 14, 2014
Denis Giorno

*	Director	February 14, 2014
Catherine A. Lesjak

*	Director	February 14, 2014
Thomas R. McDaniel

*	Director	February 14, 2014
Jean-Marc Otero del Val

*	Director	February 14, 2014
Humbert de Wendel

*	Director	February 14, 2014
Patrick Wood III

* By:  /S/ CHARLES D. BOYNTON
Charles D. Boynton
Power of Attorney

Index to Exhibits

Exhibit Number	Description
10.47^*	Form of Employment Agreement for Executive Officers.
10.49^*	Form of Indemnification Agreement for Directors and Officers.
10.61*	Third Amendment to Letter of Credit Facility Agreement, dated December 20, 2013, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch.
10.91†*
Security Agreement, dated January 31, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Crédit Agricole Corporate and Investment Bank.

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