Form 10-Q
period 2014-03-30
SUNPOWER CORP
filed 2014-04-30
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

The total number of outstanding shares of the registrant’s common stock as of April 25, 2014 was 130,686,326.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 30, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$754,741	$762,511
Restricted cash and cash equivalents, current portion	14,140	13,926
Accounts receivable, net	265,402	360,594
Costs and estimated earnings in excess of billings	17,778	31,787
Inventories	234,380	245,575
Advances to suppliers, current portion	69,103	58,619
Project assets - plants and land, current portion	30,304	69,196
Prepaid expenses and other current assets[1]	648,979	646,270
Total current assets	2,034,827	2,188,478

Restricted cash and cash equivalents, net of current portion	19,652	17,573
Restricted long-term marketable securities	8,715	8,892
Property, plant and equipment, net	535,287	533,387
Solar power systems leased and to be leased, net	360,571	345,504
Project assets - plants and land, net of current portion	7,751	6,411
Advances to suppliers, net of current portion	321,474	324,695
Long-term financing receivables, net	207,606	175,273
Other long-term assets[1]	330,458	298,477
Total assets	$3,826,341	$3,898,690

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$418,566	$443,969
Accrued liabilities	378,501	358,157
Billings in excess of costs and estimated earnings[1]	191,641	308,650
Short-term debt	17,157	56,912
Convertible debt, current portion	460,501	455,889
Customer advances, current portion[1]	38,752	36,883
Total current liabilities	1,505,118	1,660,460

Long-term debt	123,423	93,095
Convertible debt, net of current portion[1]	300,079	300,079
Customer advances, net of current portion[1]	162,686	167,282
Other long-term liabilities	544,646	523,991
Total liabilities	2,635,952	2,744,907
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both March 30, 2014 and December 29, 2013	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 130,266,418 shares issued, and 123,542,147 outstanding as of March 30, 2014; 126,946,763 shares issued, and 121,535,913 outstanding as of December 29, 2013	124	122
Additional paid-in capital	1,987,870	1,980,778
Accumulated deficit	(741,448)	(806,492)
Accumulated other comprehensive loss	(3,769)	(4,318)
Treasury stock, at cost; 6,724,271 shares of common stock as of March 30, 2014; 5,410,850 shares of common stock as of December 29, 2013	(97,443)	(53,937)
Total stockholders' equity	1,145,334	1,116,153
Noncontrolling interests in subsidiaries	45,055	37,630
Total equity	1,190,389	1,153,783
Total liabilities and equity	$3,826,341	$3,898,690

[1]
The Company has related party balances in connection with transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Billings in excess of costs and estimated earnings," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 2, Note 3, Note 7, Note 8, and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

Revenue	$692,422	$635,433
Cost of revenue	529,433	576,120
Gross margin	162,989	59,313
Operating expenses:
Research and development	16,746	13,170
Sales, general and administrative	73,928	70,092
Restructuring charges	(461)	(337)
Total operating expenses	90,213	82,925
Operating income (loss)	72,776	(23,612)
Other income (expense), net:
Interest income	318	255
Interest expense	(19,592)	(27,034)
Other, net	1,369	(8,256)
Other expense, net	(17,905)	(35,035)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	54,871	(58,647)
Provision for income taxes	(13,620)	(2,989)
Equity in earnings (loss) of unconsolidated investees	1,783	(333)
Net income (loss)	43,034	(61,969)
Net loss attributable to noncontrolling interests	22,010	7,273
Net income (loss) attributable to stockholders	$65,044	$(54,696)

Net income (loss) per share attributable to stockholders:
Basic	$0.53	$(0.46)
Diluted	$0.42	$(0.46)
Weighted-average shares:
Basic	122,196	119,553
Diluted	160,434	119,553

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Net income (loss)	$43,034	$(61,969)
Components of comprehensive income (loss):
Translation adjustment	274	(1,343)
Net unrealized gain on derivatives (Note 10)	385	2,835
Income taxes	(110)	(533)
Net change in accumulated other comprehensive income (loss)	549	959
Total comprehensive income (loss)	43,583	(61,010)
Comprehensive loss attributable to noncontrolling interests	22,010	7,273
Comprehensive income (loss) attributable to stockholders	$65,593	$(53,737)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statement of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2013	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	—	—	—	—	—	65,044	65,044	22,010	43,034
Other comprehensive income	—	—	—	—	549	—	549	—	549
Issuance of common stock upon exercise of options	18	—	68	—	—	—	68	—	68
Issuance of restricted stock to employees, net of cancellations	3,300	2	(2)	—	—	—	—	—	—
Conversion of 4.75% debentures	1	—	35	—	—	—	35	—	35
Settlement of the 4.75% Bond hedge	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	14,876	—	—	—	14,876	—	14,876
Tax benefit from convertible debt interest deduction	—	—	3,589	—	—	—	3,589	—	3,589
Tax benefit from stock-based compensation			761				761	—	761
Contributions from noncontrolling interests	—	—	—	—	—	—	—	30,552	30,552
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,117)	(1,117)
Purchases of treasury stock	(1,313)	—	—	(43,506)	—	—	(43,506)	—	(43,506)
Balances at March 30, 2014	123,542	$124	$1,987,870	$(97,443)	$(3,769)	$(741,448)	$1,145,334	$45,055	$1,190,389

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$43,034	$(61,969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,371	23,767
Stock-based compensation	14,867	8,516
Non-cash interest expense	5,170	11,890
Equity in (earnings) loss of unconsolidated investees	(1,783)	333
Deferred income taxes and other tax liabilities	17,985	4,724
Other, net	9	1,094
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	93,574	60,340
Costs and estimated earnings in excess of billings	14,009	(849)
Inventories	4,043	(5,606)
Project assets	22,491	(35,250)
Long-term financing receivables, net	(32,333)	(25,798)
Prepaid expenses and other assets	(11,994)	223,287
Advances to suppliers	(7,263)	(4,319)
Accounts payable and other accrued liabilities	(16,972)	(28,825)
Billings in excess of costs and estimated earnings	(117,009)	(2,697)
Customer advances	(2,727)	(1,775)
Net cash provided by operating activities	50,472	166,863
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(2,293)	17,797
Purchases of property, plant and equipment	(8,800)	(12,042)
Cash paid for solar power systems, leased and to be leased	(14,989)	(41,688)
Proceeds from sale of equipment to third-party	—	11
Cash paid for investments in unconsolidated investees	(5,013)	—
Net cash used in investing activities	(31,095)	(35,922)
Cash flows from financing activities:
Proceeds from issuance of non-recourse debt financing, net of issuance costs	39,108	—
Proceeds from issuance of project loans, net of issuance costs	—	24,061
Proceeds from residential lease financing	—	39,090
Proceeds from sale-leaseback financing	16,685	33,850
Contributions from noncontrolling interests	30,552	12,315
Proceeds from exercise of stock options	68	25
Proceeds from settlement of 4.75% Bond Hedge	68,842	—
Payments to settle 4.75% Warrants	(81,077)	—
Repayment of bank loans, project loans and other debt	(7,850)	(180,501)
Assumption of project loan by customer	(40,672)	—
Repayment of residential lease financing	(7,213)	—
Repayment of sale-leaseback financing	(779)	—
Distributions to noncontrolling interests	(1,117)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(43,506)	(10,739)
Cash paid for repurchase of convertible debt	(1)	—
Net cash used in financing activities	(26,960)	(81,899)
Effect of exchange rate changes on cash and cash equivalents	(187)	(942)
Net increase (decrease) in cash and cash equivalents	(7,770)	48,100
Cash and cash equivalents, beginning of period	762,511	457,487
Cash and cash equivalents, end of period	$754,741	$505,587

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$1,496	$33,969
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$7,120	$15,536
Costs of solar power systems, leased and to be leased, funded by liabilities	$1,634	$4,070
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$15,269	$20,066
Property, plant and equipment acquisitions funded by liabilities	$5,544	$5,042

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a vertically integrated solar products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial, and utility-scale power plant customers. SunPower Corporation is a majority owned subsidiary of Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2014 and 2013 are 52-week fiscal years. The first quarter of fiscal 2014 ended on March 30, 2014, while the first quarter of fiscal 2013 ended on March 31, 2013. Both the first quarter of fiscal 2014 and fiscal 2013 were 13-week quarters.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of unrecognized tax benefits. The amended guidance specifies when an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. The amendment became effective for the Company in the first quarter of fiscal 2014 and did not have a material impact on its consolidated financial statements.

In March 2013, the FASB and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement became effective retrospectively in the first quarter of the Company's fiscal year 2014 and did not have a material impact on its consolidated financial statements as it is disclosure only in nature.

In March 2013, the FASB amended its guidance related to foreign currency matters requiring the release of the cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a foreign entity. The amendment became effective for the Company in the first quarter of fiscal 2014 and did not have a material impact on its consolidated financial statements.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date.

Credit Support Agreement

In fiscal 2011, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. Total S.A. will guarantee the Company's obligation to reimburse the applicable issuing bank a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Under the Credit Support Agreement, the Company may also request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. The Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter.

The Credit Support Agreement will terminate following the fifth anniversary of the CSA Effective Date, after the later of the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

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

Research & Collaboration Agreement

Total and the Company have entered into a Research & Collaboration Agreement (the "R&D Agreement") that establishes a framework under which the parties engage in long-term research and development collaboration ("R&D Collaboration"). The R&D Collaboration encompasses a number of different projects, with a focus on advancing the Company's technology position in the crystalline silicon domain, as well as ensuring the Company's industrial competitiveness. The R&D Agreement enables a joint committee to identify, plan and manage the R&D Collaboration.

Liquidity Support Agreement with Total S.A.

The Company was party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park was provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. In February 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility").  The Liquidity Support Facility was available until the completion of the solar park, which was completed in accordance with the terms of the relevant agreement in March 2014. Upon completion, the Liquidity Support Agreement was terminated. There were no outstanding guarantees or debt under the facility upon termination.

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, in February 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, the Company and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any liquidity injections that may be required to be provided by Total S.A. to the Company pursuant to the Liquidity Support Agreement.

During the term of the Compensation and Funding Agreement, the Company is required to pay Total S.A. commitment and guarantee fees as follows: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600.0 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

In July 2013, Total S.A. issued a guarantee for the Company's obligations under the July 2013 revolving credit facility with Credit Agricole (the "July 2013 revolving credit facility"), which reduced the capacity available under the Liquidity Support Facility from $600.0 million to $350.0 million. The Company was required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility through expiration of the guarantee on January 31, 2014 (see Note 9).

Upfront Warrant

In February 2012, as consideration for Total S.A.'s agreement to provide the Liquidity Support Facility, the Company issued a warrant ("the Upfront Warrant") to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, governed by the Private Placement Agreement and the Compensation and Funding Agreement, will be exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018 (see Note 9).

Joint Projects with Total and its Affiliates:

We enter into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC services and O&M agreements relating to projects owned or partially owned by Total and its affiliates. As of March 30, 2014, the Company had $9.1 million of "Billings in excess of costs and estimated earnings" on its Consolidated Balance Sheets related to projects in which Total has a direct or indirect interest.

Related Party Transactions with Total and its Affiliates:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Revenue:
EPC and O&M revenue under joint projects	$2,889	$—
Research and development expense:
Offsetting contributions received under R&D Agreement	$260	$—
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$2,745	$1,811
Fees incurred under the Compensation and Funding Agreement	$1,200	$1,701
Interest expense incurred on the 0.75% debentures due 2018	$375	$—

Note 3. BALANCE SHEET COMPONENTS

	As of
(In thousands)	March 30, 2014	December 29, 2013
Accounts receivable, net:
Accounts receivable, gross[1,2]	$293,813	$389,152
Less: allowance for doubtful accounts	(26,474)	(26,463)
Less: allowance for sales returns	(1,937)	(2,095)
	$265,402	$360,594

[1]	Includes short-term financing receivables associated with solar power systems leased of $5.7 million and $4.4 million as of March 30, 2014 and December 29, 2013, respectively (see Note 4).

[2]
Includes short-term retainage of $4.4 million and $8.3 million as of March 30, 2014 and December 29, 2013, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project which is withheld for payment by the customer until certain milestones are met in accordance with the related contract.

	As of
(In thousands)	March 30, 2014	December 29, 2013
Inventories:
Raw materials	$45,027	$51,905
Work-in-process	63,553	52,756
Finished goods	125,800	140,914
	$234,380	$245,575

	As of
(In thousands)	March 30, 2014	December 29, 2013
Prepaid expenses and other current assets:
Deferred project costs	$285,387	$275,389
Bond hedge derivative	129,539	110,477
VAT receivables, current portion	16,116	21,481
Deferred costs for solar power systems to be leased	13,708	23,429
Foreign currency derivatives	1,677	4,642
Other receivables	86,399	112,062
Other prepaid expenses	50,134	28,629
Other current assets	66,019	70,161
	$648,979	$646,270

	As of
(In thousands)	March 30, 2014	December 29, 2013
Project assets - plants and land:
Project assets — plants	$31,822	$64,564
Project assets — land	6,233	11,043
	$38,055	$75,607
Project assets - plants and land, current portion	$30,304	$69,196
Project assets - plants and land, net of current portion	$7,751	$6,411

	As of
(In thousands)	March 30, 2014	December 29, 2013
Property, plant and equipment, net:
Manufacturing equipment[3]	$542,422	$538,616
Land and buildings	26,138	26,138
Leasehold improvements	230,503	229,846
Solar power systems[4]	97,127	82,036
Computer equipment	82,038	79,519
Furniture and fixtures	8,432	8,392
Construction-in-process	13,953	11,724
	1,000,613	976,271
Less: accumulated depreciation	(465,326)	(442,884)
	$535,287	$533,387

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $138.3 million and $145.9 million as of March 30, 2014 and December 29, 2013, respectively.

[4]
Includes $67.9 million and $52.6 million of solar power systems associated with sale-leaseback transactions under the financing method as of March 30, 2014 and December 29, 2013 which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 4).

	As of
(In thousands)	March 30, 2014	December 29, 2013
Property, plant and equipment, net by geography[5]:
Philippines	$311,499	$321,410
United States	165,035	153,074
Mexico	32,948	32,705
Europe	24,769	25,293
Other	1,036	905
	$535,287	$533,387

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	March 30, 2014	December 29, 2013
Other long-term assets:
Equity method investments	$133,537	$131,739
Retainage[6]	114,335	88,934
Cost method investments	17,344	12,374
Long-term debt issuance costs	10,081	10,274
Other	55,161	55,156
	$330,458	$298,477

[6]
Retainage refers to the earned, but unbilled, portion of a construction and development project which is withheld for payment by the customer until certain milestones are met in accordance with the related contract. The Company's noncurrent retainage is expected to be collected in 2015 through 2016.

	As of
(In thousands)	March 30, 2014	December 29, 2013
Accrued liabilities:
Bond hedge derivatives	$129,548	$110,477
Employee compensation and employee benefits	47,555	50,449
Deferred revenue	30,737	29,287
Short-term residential lease financing	7,379	14,436
Interest payable	9,730	10,971
Short-term warranty reserves	10,988	10,426
Restructuring reserve	4,095	7,134
VAT payables	6,605	7,089
Foreign currency derivatives	1,700	6,170
Other	130,164	111,718
	$378,501	$358,157

	As of
(In thousands)	March 30, 2014	December 29, 2013
Other long-term liabilities:
Deferred revenue	$177,976	$176,925
Long-term warranty reserves	140,427	138,946
Long-term sale-leaseback financing	82,008	65,944
Long-term residential lease financing	31,400	31,933
Unrecognized tax benefits	32,533	28,927
Other	80,302	81,316
	$544,646	$523,991

	As of
(In thousands)	March 30, 2014	December 29, 2013
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(3,492)	$(3,766)
Net unrealized loss on derivatives	(420)	(805)
Deferred taxes	143	253
	$(3,769)	$(4,318)

Note 4. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased" under operating leases on the Company's Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013, respectively:

	As of
(In thousands)	March 30, 2014	December 29, 2013
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$359,918	$324,202
Solar power systems to be leased	24,621	36,645
	384,539	360,847
Less: accumulated depreciation	(23,968)	(15,343)
	$360,571	$345,504

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

[2]
As of March 30, 2014 and December 29, 2013, the Company has pledged solar assets with an aggregate book value of $144.7 million and $147.7 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of March 30, 2014:

(In thousands)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$9,419	9,552	9,588	9,626	9,666	143,501	$191,352

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance based incentives.

Sales-Type Leases

As of March 30, 2014 and December 29, 2013, the Company's net investment in sales-type leases presented in "Accounts receivable" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	March 30, 2014	December 29, 2013
Financing receivables:
Minimum lease payments receivable[1]	$252,487	$217,666
Unguaranteed residual value	26,144	23,366
Unearned income	(65,306)	(61,326)
Net financing receivables	$213,325	$179,706
Current	$5,719	$4,433
Long-term	$207,606	$175,273

[1]	Net of allowance for doubtful accounts.

As of March 30, 2014, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$9,241	11,674	11,837	12,004	12,177	195,554	$252,487

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed with third-party investors. Under the terms of certain programs the investors make upfront payments to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the consolidated financial statements. As of March 30, 2014, and December 29, 2013, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $38.8 million and $46.4 million, respectively (see Note 3).

The Company has entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. The Company was determined to hold controlling interests in these less-than-wholly-owned entities and has fully consolidated these entities as a result. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Noncontrolling interests" in its consolidated financial statements. As of March 30, 2014, the Company has entered into a total of six facilities with third-party investors. During the three months ended March 30, 2014 and March 31, 2013, the Company received $30.6 million and $12.3 million, respectively, in contributions from investors under the related facilities and attributed $22.0 million and $7.3 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of March 30, 2014, future minimum lease obligations associated with these systems was $101.7 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the energy produced by the solar power systems.

The Company enters into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 3). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remains on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 3). As of March 30, 2014, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $78.0 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of March 30, 2014 or December 29, 2013.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of March 30, 2014 and December 29, 2013, respectively:

	March 30, 2014			December 29, 2013
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds[1]	$378,001	$378,001	$—	$358,001	$358,001	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 9)	129,539	—	129,539	110,477	—	110,477
Foreign currency derivatives (Note 10)	1,677	—	1,677	4,642	—	4,642
Other long-term assets:
Foreign currency derivatives (Note 10)	237	—	237	588	—	588
Total assets	$509,454	$378,001	$131,453	$473,708	$358,001	$115,707
Liabilities
Accrued liabilities:
Debt derivatives (Note 9)	$129,548	$—	$129,548	$110,477	$—	$110,477
Foreign currency derivatives (Note 10)	1,700	—	1,700	6,170	—	6,170
Other long-term liabilities:
Foreign currency derivatives (Note 10)	191	—	191	555	—	555
Total liabilities	$131,439	$—	$131,439	$117,202	$—	$117,202

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

	As of [1]
	March 30, 2014	December 29, 2013
Stock price	$31.85	$28.91
Exercise price	$22.53	$22.53
Interest rate	0.27%	0.33%
Stock volatility	58.1%	57.7%
Credit risk adjustment	0.73%	0.71%
Maturity date	February 18, 2015	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of March 30, 2014 and December 29, 2013, these bonds had a carrying value of $8.7 million and $8.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of March 30, 2014 and December 29, 2013, the Company had $133.5 million and $131.7 million, respectively, in investments accounted for under the equity method (see Note 8). As of March 30, 2014 and December 29, 2013, the Company had $17.3 million and $12.4 million, respectively, in investments accounted for under the cost method.

Related Party Transactions with Equity and Cost Method Investees:

	As of
(In thousands)	March 30, 2014	December 29, 2013
Accounts receivable	$16,230	$11,780
Accounts payable	$53,940	$51,499
Other long-term assets:
Long-term note receivable	$3,755	$3,688

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Payments made to investees for products/services	$112,039	$134,916

Note 6. RESTRUCTURING

October 2012 Restructuring Plan

In fiscal 2012, the Company's Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the first half of fiscal 2014, the Company expects to eliminate approximately 900 positions, primarily in the Philippines, representing approximately 15% of the Company's global workforce. As a result, the Company expects to record restructuring charges totaling $30.0 million to $35.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs. The Company expects greater than 90% of these charges to be cash. The Company has recorded $31.5 million in restructuring charges in connection with the October 2012 Plan to date.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of March 30, 2014. The Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring reserve activity during the three months ended March 30, 2014:

	Three Months Ended
(In thousands)	December 29, 2013	Charges (Benefits)	Payments	March 30, 2014
October 2012 Plan:
Severance and benefits	$3,942	$(495)	$(1,255)	$2,192
Lease and related termination costs	362	(233)	(100)	29
Other costs[1]	914	711	(403)	1,222
Legacy Restructuring Plans:
Severance and benefits	19	(36)	17	—
Lease and related termination costs	1,247	(169)	(1,078)	—
Other costs[1]	650	(239)	241	652
Total restructuring liabilities	$7,134	$(461)	$(2,578)	$4,095

[1]	Other costs primarily represent associated legal services.

Note 7. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of March 30, 2014, future minimum lease payments for facilities under operating leases was $61.5 million, which will be paid over the remaining contractual terms of up to 10 years. The Company additionally leases certain buildings, machinery and equipment under non-cancelable capital leases. As of March 30, 2014, future minimum lease payments for assets under capital leases was $6.3 million, which will be paid over the remaining contractual terms of up to 10 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others, which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of March 30, 2014 are as follows:

(In thousands)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total[1,2]
Future purchase obligations	$710,375	373,353	336,247	299,782	181,216	335,542	$2,236,515

[1]	Total future purchase obligations as of March 30, 2014 include $80.7 million to related parties.

[2]	Total future purchase obligations was comprised of $212.5 million related to non-cancellable purchase orders and $2.0 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three months ended March 30, 2014, the Company made additional advance payments totaling $16.5 million in accordance with the terms of existing long-term supply agreements. As of March 30, 2014 and December 29, 2013, advances to suppliers totaled $390.6 million and $383.3 million, respectively, of which $69.1 million and $58.6 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 79% and 21% of total advances to suppliers as of March 30, 2014, and 77% and 22% as of December 29, 2013. As of March 30, 2014, the Company has future prepayment obligations through fiscal 2014 totaling $49.3 million.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of March 30, 2014 is as follows:

(In thousands)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total
Estimated utilization of advances from customers	$26,082	26,461	22,713	27,039	27,039	72,104	$201,438

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of March 30, 2014 and December 29, 2013, outstanding advance payments received from AUOSP totaled $177.8 million and $181.3 million, respectively, of which $15.1 million and $14.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended March 31, 2013 and March 30, 2014, respectively:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Balance at the beginning of the period	$149,372	$117,172
Accruals for warranties issued during the period	5,190	4,455
Settlements made during the period	(3,147)	(2,078)
Balance at the end of the period	$151,415	$119,549

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 8). As of March 30, 2014, the Company has future financing obligations through fiscal 2014 totaling $243.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $32.5 million and $28.9 million as of March 30, 2014 and December 29, 2013, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act ("Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sales-leaseback arrangements, and financing arrangements with investors of its residential lease program, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Legal Matters

Derivative Litigation

Derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of the Company's current and former officers and directors. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions, and on December 19, 2013, the parties executed a stipulated settlement agreement, providing that the Company institute certain specified corporate governance measures, which were implemented by the Board of Directors on October 22, 2013 in connection with periodic review and update of corporate governance matters, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance. On January 24, 2014, the parties filed a motion with the court in the consolidated California state derivative cases to approve the stipulated settlement. A preliminary approval hearing is scheduled to occur on May 16, 2014.

Tax Benefit Indemnification Litigation

On March 19, 2014, the Company received notice that a lawsuit had been filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California. The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and intends to vigorously contest the claim. SunPower Systems’ response to NRG’s complaint is due on May 5, 2014. The Court has not yet set a trial date or case schedule.

Other Litigation

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

Note 8. EQUITY METHOD INVESTMENTS

As of March 30, 2014 and December 29, 2013, the Company's carrying value of its equity method investments totaled $133.5 million and $131.7 million, respectively, and is classified as “Other long-term assets” in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings (loss) of unconsolidated investees" in its Consolidated Statement of Operations.

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

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership. The Company additionally provided Diamond Energy AUD 2.0 million (or $1.9 million based on the exchange rate as of March 30, 2014) under a five-year convertible note agreement and will receive interest of 1% per annum on the amounts lent to Diamond Energy, to be paid upon conversion or maturity.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of March 30, 2014, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	March 30, 2014				December 29, 2013
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.75% debentures due 2018	$300,000	$—	$300,000	$300,000	$300,000	$—	$300,000	$300,000
4.50% debentures due 2015	250,000	230,537	—	230,537	250,000	225,889	—	225,889
4.75% debentures due 2014	230,000	229,964	—	229,964	230,000	230,000	—	230,000
0.75% debentures due 2015	79	—	79	79	79	—	79	79
IFC mortgage loan	55,000	15,000	40,000	55,000	62,500	15,000	47,500	62,500
CEDA loan	30,000	—	30,000	30,000	30,000	—	30,000	30,000
Credit Agricole revolving credit facility	—	—	—	—	—	—	—	—
Other debt[1]	49,284	1,320	47,964	49,284	50,926	41,227	9,699	50,926
	$914,363	$476,821	$418,043	$894,864	$923,505	$512,116	$387,278	$899,394

[1]	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 7. "Commitments and Contingencies" to these consolidated financial statements.

As of March 30, 2014 the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	2014 (remaining nine months)	2015	2016	2017	2018	Thereafter	Total
Aggregate future maturities of outstanding debt	$238,395	266,166	16,217	16,272	303,852	73,461	$914,363

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	March 30, 2014			December 29, 2013
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.75% debentures due 2018	$300,000	$300,000	$417,132	$300,000	$300,000	$367,578
4.50% debentures due 2015	230,537	250,000	372,500	225,889	250,000	343,895
4.75% debentures due 2014	229,964	230,000	275,704	230,000	230,000	269,252
0.75% debentures due 2015	79	79	80	79	79	102
	$760,580	$780,079	$1,065,416	$755,968	$780,079	$980,827

[1]	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

The Company's outstanding convertible debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company.

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% debentures due 2018. Interest is payable semi-annually, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $24.95 per share, subject to adjustment in certain circumstances. The maximum number of shares of the Company's common stock that may be issued through the conversion is 15,633,957, subject to anti-dilution and certain other adjustments. If not earlier repurchased or converted, the 0.75% debentures due 2018 mature on June 1, 2018.

4.50% Debentures due 2015

In fiscal 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures due 2015"). Interest is payable semi-annually, beginning on September 15, 2010. If not earlier repurchased or converted, the 4.50% debentures due 2015 mature on March 15, 2015. The 4.50% debentures due 2015 are convertible, upon certain events and restrictions, only into cash, and not into shares of the Company's common stock (or any other securities) at an initial conversion price of $22.53 per share. The conversion price is subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its common stock over the applicable observation period.

The embedded cash conversion option is a derivative instrument (derivative liability) that is required to be separated from the 4.50% debentures due 2015. The fair value of the derivative liability is classified within "Other long-term liabilities" on the Company's Consolidated Balance Sheets. Changes in the fair value of the derivative liability are reported in the Company's Consolidated Statements of Operations until such transaction settles or expires.

During the three months ended March 30, 2014 and March 31, 2013 the Company recognized a non-cash loss of $19.1 million and $11.6 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrent with the issuance of the 4.50% debentures due 2015, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represent a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures due 2015), the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

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

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The fair value of the 4.50% Bond Hedge is classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

During the three months ended March 30, 2014 and March 31, 2013, the Company recognized a non-cash gain of $19.1 million and $11.6 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures due 2014"). Interest on the 4.75% debentures due 2014 is payable semi-annually, beginning October 15, 2009. Holders of the 4.75% debentures due 2014 are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share, subject to adjustment upon certain events.

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

The 4.75% Bond Hedge allows the Company to purchase up to 8.7 million shares of the Company's common stock, on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.75% debentures due 2014. The exercise prices of the 4.75% Bond Hedge are $26.40 per share of the Company's common stock, subject to customary adjustment for anti-dilution and other events. In February 2014, the parties agreed to unwind the 4.75% Bond Hedge in full for a total cash settlement of $68.8 million, calculated by reference to the weighted price of the Company's common stock on the settlement day, received by the Company.

Under the 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's common stock at an exercise price of $26.40 per share of the Company's common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014. In February 2014, the parties agreed to unwind the 4.75% Warrants in full for a total cash settlement of $81.1 million, calculated by reference to the weighted price of the Company's common stock on the settlement date, paid by the Company.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 3). As of both March 30, 2014 and December 29, 2013, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve which contains the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In fiscal 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants of, and other restrictions on the Company.

July 2013 Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million until the earliest of: (i) July 3, 2016, or (ii) December 31, 2014, if the Company has not repaid, exchanged or repurchased its outstanding 4.50% debentures due 2015 by September 30, 2014 and is not in compliance with certain liquidity requirements as of such date (the earliest of the above events, the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The Company may request increases to the available capacity of the July 2013 revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of the Company's obligations under the related facility. On January 31, 2014, as contemplated by the facility, (i) the Company's obligations under the facility became secured by a pledge of certain accounts receivable and inventory; (ii) certain of the Company's subsidiaries entered into guarantees of the facility; and (iii) Total S.A.'s guarantee of the Company's obligations under the facility expired. Until the expiration of the guarantee on January 31, 2014, the Company was required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility.

Before January 31, 2014, the Company was required to pay interest on outstanding borrowings and fees of (a) with respect to any LIBOR rate loan, 0.60% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base rate loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal funds rate plus 0.50%, and (3) the one month LIBOR rate plus 1%; and (c) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed.

After January 31, 2014, the Company is required to pay interest on outstanding borrowings and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on the Company's leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on the Company's leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from 0.25% to 0.35% (depending on the Company's leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

As of March 30, 2014 and December 29, 2013, the Company had no outstanding borrowing under the July 2013 revolving credit facility.

Liquidity Support Agreement with Total S.A.

In February 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances. The Liquidity Support Agreement was terminated in the first quarter of fiscal 2014. There were no outstanding guarantees or debt under the agreement upon termination (see Note 2).

Project Financing

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans from third-party financial institutions and are contemplated as part of the structure of the sales transaction. The customer, which is not a related party to either the financial institution or the Company, in certain circumstances is permitted to assume the loans at the time that the project entity is sold to the customer. During fiscal 2013, the Company entered into a project loan with a consortium of lenders to facilitate the development of a 10 MW utility and power plant projects under construction in Israel. During the first quarter of fiscal 2014, the Company sold the Israeli project. The related loan, amounting to ILS 141.8 million (approximately $40.7 million based on the exchange rate at the time of sale), and accrued and unpaid interest was assumed by the customer. In instances where the debt is issued as a form of pre-established customer financing, subsequent debt assumption is reflected as a financing outflow and operating inflow for purposes of the statement of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third-party.

Other Debt

During the first quarter of fiscal 2014, the Company entered into a long-term non-recourse loan to finance solar power systems and leases under its residential lease program. During the quarter, the Company drew down $39.1 million of proceeds, net of issuance costs, under the loan agreement.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of March 30, 2014 was $9.0 million.

Other debt is further comprised of non-recourse project loans in EMEA which are scheduled to mature through 2028.

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement (see Note 2). The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company, in an aggregate amount not to exceed (i) $771.0 million for the period from January 1, 2013 through December 31, 2013, and (ii) $878.0 million for the period from January 1, 2014 through December 31, 2014. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

As of March 30, 2014 and December 29, 2013, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $755.9 million and $736.0 million, respectively.

September 2011 Letter of Credit Facility with Deutsche Bank Trust

In September 2011, the Company entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and the Company has entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of March 30, 2014 and December 29, 2013, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.3 million and $2.4 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. It is the Company's policy to present all derivative fair value amounts gross on its Consolidated Balance Sheets regardless of legal right of offset. The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	March 30, 2014	December 29, 2013
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$435	$615
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	—	35
Foreign currency option contracts	Other long-term assets	237	588
		$672	$1,238
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$127	$381
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,115	3,611
		$1,242	$3,992

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$746	$1,595
Foreign currency forward exchange contracts	Accrued liabilities	93	—
Foreign currency option contracts	Other long-term liabilities	191	555
		$1,030	$2,150

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$127	$386
Foreign currency forward exchange contracts	Accrued liabilities	734	4,189
		$861	$4,575

	March 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,914	$—	$1,914	$1,523	$—	$391
Derivative liabilities	$1,891	$—	$1,891	$1,523	$—	$368

	December 29, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,230	$—	$5,230	$4,512	$—	$718
Derivative liabilities	$6,725	$—	$6,725	$4,512	$—	$2,213

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

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(805)	$(243)
Unrealized gain (loss) recognized in OCI (effective portion)	(3)	2,448
Less: Loss reclassified from OCI to revenue (effective portion)	388	387
Net gain on derivatives	$385	$2,835
Gain (loss) in OCI at the end of the period	$(420)	$2,592

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$480	$(789)
Derivatives not designated as hedging instruments:
Gain recognized in "Other, net"	$1,430	$166

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

As of March 30, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $92.9 million and $27.4 million, respectively. As of December 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $105.9 million and $42.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 15 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

The Company expects to reclassify substantially all of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of March 30, 2014 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Consolidated Statement of Operations. The premium paid or time value of an option on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Consolidated Statements of Operations.

Under cash flow hedge accounting rules for foreign currency derivatives, the Company reflects the effective gains and losses on its hedged transactions in accumulated other comprehensive income (loss) and will subsequently reclassify amounts into earnings when the hedged transactions occur. If the Company determines that the anticipated hedged transactions are probable not to occur, the corresponding amounts in OCI would be reclassified into its Consolidated Statement of Operations. During the three months ended March 30, 2014, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 30, 2014, the Company held option contracts and forward contracts with an aggregate notional value of $13.0 million and $6.0 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from April 2014 to September 2014. The company held option contracts and forward contracts with an aggregate notional value of $9.4 million and $32.1 million, respectively, as of December 29, 2013, to hedge balance sheet exposure.

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

Note 11. INCOME TAXES

In the three months ended March 30, 2014, the Company's income tax provision of $13.6 million on an income before income taxes and equity in earnings of unconsolidated investees of $54.9 million was primarily due to projected tax expense in profitable jurisdictions, as well as minimum taxes. In the three months ended March 31, 2013, the Company's income tax provision was $3.0 million on a loss before income taxes and equity in losses of unconsolidated investees of $58.6 million was primarily due to projected tax expense in profitable foreign jurisdictions, as well as minimum taxes.

Note 12. NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2014	March 31, 2013
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$65,044	$(54,696)
Denominator
Basic weighted-average common shares	122,196	119,553

Basic net income (loss) per share	$0.53	$(0.46)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$65,044	$(54,696)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	450	—
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	2,185	—
Net income (loss) available to common stockholders	$67,679	$(54,696)
Denominator
Basic weighted-average common shares	122,196	119,553
Effect of dilutive securities:
Stock options	108	—
Restricted stock units	6,202	—
Upfront Warrants (held by Total)	7,227	—
Warrants (under the CSO2015)	2,915	—
Warrants (under the CSO2014)	1,048	—
0.75% debentures due 2018	12,026	—
4.75% debentures due 2014	8,712	—
Dilutive weighted-average common shares	160,434	119,553

Dilutive net income (loss) per share	$0.42	$(0.46)

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. Holders of the Warrants under the CSO2015 and CSO2014, may acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. If the market price per share of the Company's common stock for the period exceeds the established strike price of the respective warrants, they will have a dilutive effect on its diluted net income per share using the treasury-stock-type method. In February 2014, the CSO2014 was settled and the related Warrants were subsequently no longer outstanding (see Note 9).

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013[1]
Stock options	159	313
Restricted stock units	464	5,687
Upfront Warrants (held by Total)	—	9,532
Warrants (under the CSO2015)	—	*
Warrants (under the CSO2014)	—	*
0.75% debentures due 2018	—	n/a
4.75% debentures due 2014	—	8,712

[1]
As a result of the net loss per share for the three months ended March 31, 2013, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

* The Company's average stock price during the period did not exceed the exercise price of the related warrants during the period.

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Cost of Americas revenue	$2,071	$778
Cost of EMEA revenue	655	441
Cost of APAC revenue	830	491
Research and development	1,797	1,122
Sales, general and administrative	9,514	5,684
Total stock-based compensation expense	$14,867	$8,516

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Restricted stock units	$14,876	$8,811
Change in stock-based compensation capitalized in inventory	(9)	(295)
Total stock-based compensation expense	$14,867	$8,516

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

The following tables present information by segment, including revenue, cost of revenue, gross margin, and depreciation.

	Three Months Ended
(In thousands):	March 30, 2014	March 31, 2013
Revenue
Americas	$471,023	$484,122
EMEA	126,258	68,652
APAC	95,141	82,659
Total Revenue	692,422	635,433
Cost of revenue
Americas	350,313	416,081
EMEA	99,441	91,494
APAC	79,679	68,545
Total cost of revenue	529,433	576,120
Gross margin	$162,989	$59,313

	Three Months Ended
Revenue by Significant Category (in thousands):	March 30, 2014	March 31, 2013
Solar power products[1]	$238,578	$185,880
Solar power systems[2]	403,755	404,915
Residential leases[3]	38,732	35,250
Other revenue[4]	11,357	9,388
	$692,422	$635,433

[1]	Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

	Three Months Ended
Depreciation by region (in thousands):	March 30, 2014	March 31, 2013
Americas	$15,074	$9,815
EMEA	$4,479	$5,833
APAC	$5,818	$7,972

		Three Months Ended
(As a percentage of total revenue):		March 30, 2014	March 31, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	42%	13%
NRG Solar, Inc.	Americas	*	44%
* denotes less than 10% during the period

	Three Months Ended
	March 30, 2014			March 31, 2013
Revenue by region (in thousands):	AMERICAS	EMEA	APAC	AMERICAS	EMEA	APAC
As reviewed by CODM	$462,314	$126,258	$95,141	$423,321	$68,652	$82,659
Utility and power plant projects	8,709	—	—	60,801	—	—
GAAP	$471,023	$126,258	$95,141	$484,122	$68,652	$82,659

	Three Months Ended
	March 30, 2014			March 31, 2013
Cost of revenue by region (in thousands):	AMERICAS	EMEA	APAC	AMERICAS	EMEA	APAC
As reviewed by CODM	$355,720	$98,662	$78,694	$285,785	$90,738	$67,617
Utility and power plant projects	(7,899)	—	—	128,939	—	—
Stock-based compensation expense	2,071	655	830	778	441	491
Non-cash interest expense	421	124	155	220	129	179
Other	—	—	—	359	186	258
GAAP	$350,313	$99,441	$79,679	$416,081	$91,494	$68,545

	Three Months Ended
	March 30, 2014			March 31, 2013
Gross margin by region (in thousands):	AMERICAS	EMEA	APAC	AMERICAS	EMEA	APAC
As reviewed by CODM	23%	22%	17%	32%	(32)%	18%
GAAP	26%	21%	16%	14%	(33)%	17%

Note 15. SUBSEQUENT EVENTS

Prior to maturity on April 15, 2014, certain holders exercised their rights to convert their 4.75% debentures into shares of the Company's common stock. On April 15, 2014, the remaining 4.75% debentures matured in accordance to their terms and subsequently no 4.75% debentures remained outstanding. The Company issued approximately 7.1 million shares of its common stock to holders which exercised conversion rights. Upon maturity of the remaining 4.75% debentures, the Company paid holders an aggregate of $41.7 million in cash in connection with the settlement of the remaining 4.75% debentures.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 29, 2013, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2014 and 2013 are 52-week fiscal years. The first quarter of fiscal 2014 ended on March 30, 2014, while the first quarter of fiscal 2013 ended on March 31, 2013. Both the first quarter of fiscal 2014 and 2013 were 13-week quarters. Fiscal 2014 will end on December 28, 2014.

Outlook

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

SunPower continues to improve our unique, differentiated solar cell and panel technology. In fiscal 2013 we commercially launched our SunPower X-Series Solar Panels, a new residential product line with demonstrated average panel efficiencies exceeding 21.5%. We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. By 2015, we expect to reach production panel efficiencies of 23% using a simplified, lower cost manufacturing process. We further see significant and increasing opportunity in technologies and capabilities adjacent to our core product offerings, including the integration of energy storage and energy management functionality into our systems.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of March 30, 2014:

Project	Location	Size (MW)	Third Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Solar Star Projects	California	748	MidAmerican Energy Holdings Company	Southern California Edison	2015
Project Salvador[1]	Chile	70	Total S.A., Etrion Corporation, Solventus Energias Renovables	N/A2	2015

[1]	We have entered into an EPC agreement and a long-term fixed price operations and maintenance ("O&M") agreement with the owners of Project Salvador.

[2]	Electricity produced will be sold on the spot market.

As of March 30, 2014, an aggregate of approximately $1.6 billion of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of March 30, 2014:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Henrietta Solar Project	California	128	PG&E	2016[1]
Quinto Solar Project	California	135	Southern California Edison	2015[1]

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

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

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables in view of the general challenging credit markets worldwide. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We have applied and will apply for the §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which are administered by the U.S. Internal Revenue Service ("IRS") and Treasury Department, respectively, for residential leases. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and IRS. If the amount or timing of the ITC or Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations and cash flows. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems. As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Americas	$471,023	$484,122	(3)%
EMEA	126,258	68,652	84%
APAC	95,141	82,659	15%
Total revenue	$692,422	$635,433	9%

Total Revenue:  Our total revenue increased 9% during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily due to revenue recognition on certain large-scale solar power systems, and an overall increase in component sales generally made under long-term supply agreements.

Concentrations: Sales outside the Americas Segment represented approximately 32% and 24% of total revenue recognized during the three months ended March 30, 2014 and March 31, 2013, respectively. The decrease in percentage of sales within the Americas Segment is driven by a decline in revenue within the Americas Segment combined with strong growth in the EMEA Segment, as well as an increase in component sales within the APAC Segment, primarily in Japan.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months ended March 30, 2014 and March 31, 2013 respectively.

		Three Months Ended
Revenue		March 30, 2014	March 31, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	42%	13%
NRG Solar, Inc.	Americas	*	44%

*	denotes less than 10% during the period

Americas Revenue: Americas revenue decreased 3% during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily due to substantial completion of certain projects during the interim period, partially offset by additional revenue recognized on certain large utility-scale projects, including the 748 MW Solar Star Projects in California.

EMEA Revenue:  EMEA revenue increased 84% during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily attributable to an increase in utility-scale projects and related revenue, including the sale of a 10 MW power system in Israel.

APAC Revenue: APAC revenue increased 15% during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily attributable to additional component sales made under long-term supply agreements, primarily in Japan.

Revenue recognized during the three months ended March 30, 2014 and March 31, 2013, respectively, for each of the below categories was as follows:

	Year Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Solar power products[1]	$238,578	$185,880	28%
Solar power systems[2]	403,755	404,915	—%
Residential leases[3]	38,732	35,250	10%
Other revenue[4]	11,357	9,388	21%
	$692,422	$635,433	9%
1Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

Solar Power Products: Revenue related to solar power products increased $52.7 million, or 28%, during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily attributable to additional component sales made under long-term supply agreements, primarily within the APAC region.

Solar Power Systems: Revenue related to our solar power systems remained flat during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily attributable to an increase in revenue recognized on certain large-scale solar power systems involving real estate, offset by substantial completion of revenue recognition on other construction and development contracts during the interim period.

Residential Leases: Revenue recognized in connection with our residential lease program increased $3.5 million, or 10%, during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily attributable to additional leased solar power systems placed in service.

Cost of Revenue

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Americas	$350,313	$416,081	(16)%
EMEA	99,441	91,494	9%
APAC	79,679	68,545	16%
Total cost of revenue	$529,433	$576,120	(8)%
Total cost of revenue as a percentage of revenue	76%	91%
Total gross margin percentage	24%	9%

Total Cost of Revenue: Our total cost of revenue decreased 8% during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 as a result of an overall decrease in material and construction costs, partially offset by an increase in volume of solar power product and component sales.

Gross Margin

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Americas	26%	14%	12%
EMEA	21%	(33)%	54%
APAC	16%	17%	(1)%

Americas Gross Margin: Gross margin for our Americas Segment increased 12 percentage points during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 as a result of favorable margins on large utility-scale solar power systems recognized in the first quarter of fiscal 2014, coupled with a decrease in material and construction costs.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 54 percentage points during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 as a result of increased activity in utility-scale solar power projects within the region, as well as recoveries in average selling prices.

APAC Gross Margin: Gross margin for our APAC Segment decreased 1 percentage point during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 as a result of declines in average selling prices, partially offset by an increase in volume of components sold, primarily in Japan.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
R&D Expense	$16,746	$13,170	27%
As a percentage of revenue	2%	2%

R&D expense increased $3.6 million, or 27%, in the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 primarily due to increased activity of programs related to our next generation solar technology, as well as an increase in labor costs due to increased headcount and salary related expenses.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Total SG&A	$73,928	$70,092	5%
As a percentage of revenue	11%	11%

SG&A expense increased $3.8 million, or 5%, in the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 due to increase in labor costs for stock compensation expense due to higher valuation of stock grants as a result of the increase in our share price during fiscal 2013.

Restructuring Charges

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
October 2012 Plan	$(17)	$(578)	(97)%
Legacy Restructuring Plans	(444)	241	(284)%
Restructuring charges	$(461)	$(337)	37%
As a percentage of revenue	0%	0%

Restructuring charges in the first quarter of fiscal 2014 and 2013 were minimal due to the substantial completion of activities associated with legacy restructuring plans approved in fiscal 2012 and 2011. We expect to continue to incur restructuring costs as we revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

See Note 6 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Interest income	$318	$255	25%
Interest expense	(19,592)	(27,034)	(28)%
Other, net	1,369	(8,256)	(117)%
Other expense, net	$(17,905)	$(35,035)	(49)%
As a percentage of revenue	(3)%	(6)%

Other expense, net decreased $17.1 million, or 49%, during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013. The overall decrease was primarily driven by a decrease in interest expense primarily due to the expiration of the Liquidity Support Agreement, lower charges related to impairment of investments in unconsolidated investees, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Provision for income taxes	$(13,620)	$(2,989)	356%
As a percentage of revenue	(2)%	—%

In the three months ended March 30, 2014, our income tax provision of $13.6 million, on an income before income taxes and equity in earnings of $54.9 million, was due to projected tax expense in profitable jurisdictions as well as minimum taxes. In the three months ended March 31, 2013, our income tax provision of $3.0 million, on a loss before income taxes and equity in earnings of unconsolidated investees of $58.6 million was due to projected tax expense in profitable jurisdictions as well as minimum taxes.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of March 30, 2014, we believe there is insufficient evidence to realize additional deferred tax assets in the near term.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Equity in earnings (loss) of unconsolidated investees	$1,783	$(333)	(635)%
As a percentage of revenue	0.3%	(0.1)%

Our equity in earnings (loss) of unconsolidated investees increased $2.1 million primarily driven by increased activities at our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP").

Net Income (Loss)

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Net income (loss)	$43,034	$(61,969)	(169)%

In the three months ended March 30, 2014 our net income increased $105.0 million, and moved from a net loss to a net income position, as compared to the three months ended March 31, 2013. The increase in net income was primarily driven by: (i) a $103.7 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized coupled with an overall decrease in material and installation costs; and (ii) a $17.1 million decrease in Other expense, net due to a decrease interest expense primarily due to the expiration of the Liquidity Support Agreement and net favorable changes in the fair value of non-designated foreign currency derivatives.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Net loss attributable to noncontrolling interests	$22,010	$7,273	203%

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. We apply the hypothetical liquidation value method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario. In the three months ended March 30, 2014 and March 31, 2013, we attributed $22.0 million and $7.3 million of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $14.7 million increase in loss attributable to these third-party investors is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 30, 2014	March 31, 2013
Net cash provided by operating activities	$50,472	$166,863
Net cash used in investing activities	$(31,095)	$(35,922)
Net cash used in financing activities	$(26,960)	$(81,899)

Operating Activities

Net cash provided by operating activities in the three months ended March 30, 2014 was $50.5 million and was primarily the result of: (i) a net income of $43.0 million; (ii) a $93.6 million decrease in accounts receivable; (iii) a $26.5 million decrease in inventory and project assets for construction of solar power systems in North America; and (iv) other net non-cash charges of $61.6 million primarily related to depreciation, non-cash interest charges, and stock based compensation. This was partially offset by a $117.0 million decrease in billings in excess of costs and estimated earnings and a $57.3 million net increase in other assets, net of other liabilities.

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

Investing Activities

Net cash used in investing activities in the three months ended March 30, 2014 was $31.1 million, which included: (i) $15.0 million related to costs associated with solar power systems leased and to be leased; (ii) $8.8 million of capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (iii) $5.0 million paid for investments in unconsolidated investees; and (iv) a $2.3 million increase in restricted cash.

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

Financing Activities

Net cash used in financing activities in the three months ended March 30, 2014 was $27.0 million, which included: (i) $43.5 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $40.7 million assumption of project by customers; (iii) a $12.2 million net payment to settle the 4.75% Bond Hedge and Warrant; and (iv) $8.0 million of repayments of residential lease and sale-leaseback financing. This was partially offset by: (i) $39.1 million of proceeds from issuance of non-recourse debt financing; (ii) $30.6 million in contributions from noncontrolling interests; and (iii) $17 million in proceeds from sale-leaseback financing arrangements.

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

Debt and Credit Sources

Convertible Debentures

As of March 30, 2014, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of our common stock that may be issued through the conversion is 15,633,957, subject to anti-dilution and certain other adjustments. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of both March 30, 2014 and December 29, 2013, an aggregate principal amount of $250.0 million of the 4.50% debentures due 2015 remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Before December 15, 2014, if the weighted average price of our common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trading days ending on the last trading day of the fiscal quarter, then holders of the 4.50% debentures due 2015 have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. During the fourth quarter of fiscal 2013, the conversion right was triggered and the holders of the 4.50% debentures may exercise their right to convert the debentures any day during the first quarter of fiscal 2014. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Risks Related to our Debt and Equity Securities: Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2013 Form 10-K.

As of both March 30, 2014 and December 29, 2013, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures due 2014 ("4.75% debentures") remained issued and outstanding. Interest on the 4.75% debentures was payable on April 15 and October 15 of each year. Holders of the 4.75% debentures were able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. Concurrently with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures.  In February 2014, the parties agreed to unwind the 4.75% Bond Hedge and the 4.75% Warrant in full for a net cash settlement of $12.2 million (see Note 9). Prior to maturity on April 15, 2014, certain holders exercised their rights to convert their 4.75% debentures into shares of our common stock. On April 15, 2014, the remaining 4.75% debentures matured in accordance to their terms and subsequently no 4.75% debentures remained outstanding. The Company issued approximately 7.1 million shares of its common stock to holders which exercised conversion rights. Upon maturity of the remaining 4.75% debentures, the Company paid holders an aggregate of $41.7 million in cash in connection with the settlement of the remaining 4.75% debentures.

Mortgage Loan Agreement with IFC

On May 6, 2010, we entered into a mortgage loan agreement with IFC. Under the loan agreement, we were able to borrow up to $75.0 million during the first two years, and are required to repay the amount borrowed, starting two years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. We may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. We have pledged certain assets as collateral supporting repayment obligations.

As of March 30, 2014 and December 29, 2013, we had $55.0 million and $62.5 million, respectively, outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of both March 30, 2014 and December 29, 2013, we had restricted cash and cash equivalents of $9.2 million, respectively, related to the IFC debt service reserve.

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

As of both March 30, 2014 and December 29, 2013, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of March 30, 2014, the Company had no outstanding borrowings under the July 2013 revolving credit facility.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations, in an aggregate amount not to exceed (i) $771.0 million for the period from January 1, 2013 through December 31, 2013, and (ii) $878.0 million for the period from January 1, 2014 through December 31, 2014. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016. Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value of the letters of credit may have an expiration date of between two and three years from the date of issuance.

As of March 30, 2014, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $755.9 million.

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

As of March 30, 2014 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.3 million which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Liquidity

As of March 30, 2014, we had unrestricted cash and cash equivalents of $754.7 million as compared to $762.5 million as of December 29, 2013. Our cash balances are held in numerous locations throughout the world and as of March 30, 2014, we had approximately $412.3 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Our 4.50% debentures due 2015 are convertible into cash. Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 9 of Notes to the Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $150 million to $170 million in fiscal 2014 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of March 30, 2014 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.3 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into facilities with third-party investors under which both parties will invest in entities which hold SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see Note 4 of Notes to the Consolidated Financial Statements). As of March 30, 2014, we have entered into a total of eight facilities with third-party investors and received $130.6 million in contributions from investors under the related facility agreements. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months, as well as repay our current indebtedness, including our 4.50% debentures due 2015 (described below). In addition, we have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." in Part I, Item 1A "Risk Factors" in our fiscal 2013 Form 10-K.

As of March 30, 2014, our $250 million of 4.50% debentures due 2015 are classified as short-term debt on our Consolidated Balance Sheet. We have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our July 2013 revolving credit facility with Credit Agricole may be used for general corporate purposes. We are evaluating options to repay or refinance such indebtedness during 2014 or 2015, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of March 30, 2014:

		Payments Due by Period
(In thousands)	Total	2014 (remaining nine months)	2015-2016	2017-2018	Beyond 2018
Convertible debt, including interest[1]	$800,724	$240,545	$256,985	$303,194	$—
IFC mortgage loan, including interest[2]	58,513	8,777	32,003	17,733	—
CEDA loan, including interest[3]	73,350	1,913	5,100	5,100	61,237
Other debt, including interest[4]	84,771	3,601	8,968	8,820	63,382
Future financing commitments[5]	243,890	243,890	—	—	—
Operating lease commitments[6]	163,192	14,136	31,833	27,774	89,449
Sale-leaseback financing[7]	78,021	6,119	10,239	10,009	51,654
Capital lease commitments[8]	6,296	806	2,038	1,786	1,666
Non-cancellable purchase orders[9]	212,504	212,504	—	—	—
Purchase commitments under agreements[10]	2,024,011	497,871	709,600	480,998	335,542
Total	$3,745,272	$1,230,162	$1,056,766	$855,414	$602,930

[1]
Convertible debt, including interest, relates to the aggregate of $780.1 million in outstanding principal amount of our senior convertible debentures on March 30, 2014. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $55.0 million borrowed as of March 30, 2014. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse to finance projects and solar power systems and leases under our residential lease program as described in Note 9 of Notes to the Consolidated Financial Statements.

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of March 30, 2014, total liabilities associated with uncertain tax positions were $32.5 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of March 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 18% and 11% of our total revenue in the three months ended March 30, 2014 and March 31, 2013, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $12.6 million and $6.9 million in the three months ended March 30, 2014 and March 31, 2013, respectively

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Malaysian Ringgit against the U.S. dollar would increase AUOSP's liability under the facility agreement with the Malaysian government which in turn would negatively impact our equity in earnings (loss) of the unconsolidated investee. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies.

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 30, 2014, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $105.9 million and 33.4 million respectively. As of December 29, 2013, we held option and forward contracts totaling $115.3 million and $75.0 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of March 30, 2014 and December 29, 2013, advances to suppliers totaled $390.6 million and $383.3 million, respectively. Two suppliers accounted for 79% and 21% of total advances to suppliers as of March 30, 2014, and 77% and 22% as of December 29, 2013. As of March 30, 2014, the Company has future prepayment obligations through fiscal 2014 totaling $49.3 million.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of March 30, 2014, the outstanding principal balance of our variable interest borrowings was $55.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $378.0 million in money market funds as of March 30, 2014 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of March 30, 2014 and December 29, 2013, investments of $133.5 million and $131.7 million, respectively, are accounted for using the equity method, and $17.3 million and $12.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2015 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,065.4 million as of March 30, 2014. The aggregate estimated fair value of our outstanding convertible debentures was $980.8 million as of December 29, 2013. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,172.0 million and $1,078.9 million as of March 30, 2014 and December 29, 2013, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $958.9 million and $882.7 million as of March 30, 2014 and December 29, 2013, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2014 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results, as could the following:

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.

Global economic conditions and the limited availability of credit and liquidity could materially and adversely affect our business and results of operations. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end- customers have chosen to purchase solar electricity under a PPA with an investor or financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

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

Finally, in addition to the financing structures described above, we continue to assess the attractiveness and viability of alternative financing arrangements, including structures whereby we would seek to maximize the value of a select group of our project assets by maintaining ownership in them for a longer period of time and monetizing them through, among other strategies, the sale of equity interests in an entity - commonly referred to as a “HoldCo” or “YieldCo” - created for purposes of holding or acquiring such assets. We believe that the viability of a HoldCo or YieldCo, or similar structure would depend on our ability to develop revenue-generating solar assets, which is subject to the same project-level financing and operational risks described above, elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report in Form 10-K for the fiscal year ended December 29, 2013. Additionally, retaining ownership of solar assets for a longer period of time may reduce our results of operations in the short term and introduces the risk that the value of such assets will fluctuate over time because of, among other things, general market conditions, changes in the regulatory or public policy environment that affect the value of solar assets, changes in the prices of traditional energy, and the long-term success of our solar projects. If, in connection with pursuing new financing structures, we retain ownership of a larger portion of our project assets for a longer period of time, and if the value of such assets were to decline unexpectedly, we may not be able to generate returns on such assets that support the financing used to develop or maintain them, or we may be forced to sell the assets at a loss, either of which would have a material, adverse effect on our business, results of operations and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 30, 2013 through January 26, 2014	631	$33.11	—	—
January 27, 2014 through February 23, 2014	32,786	$33.29	—	—
February 24, 2014 through March 30, 2014	1,280,004	$33.13	—	—
	1,313,421	$33.13	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
10.1*	SunPower Corporation Annual Executive Bonus Plan.
10.2*	SunPower Corporation Executive Quarterly Bonus Plan.
10.3*
Amendment No. 3 to Joint Venture Agreement, dated March 3, 2014, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.).

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

SUNPOWER CORPORATION

Dated: April 29, 2014	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	SunPower Corporation Annual Executive Bonus Plan.
10.2*	SunPower Corporation Executive Quarterly Bonus Plan.
10.3*
Amendment No. 3 to Joint Venture Agreement, dated March 3, 2014, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.).

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