Form 10-Q
period 2014-06-29
SUNPOWER CORP
filed 2014-07-31
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

The total number of outstanding shares of the registrant’s common stock as of July 25, 2014 was 131,132,232.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 29, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$980,858	$762,511
Restricted cash and cash equivalents, current portion	17,085	13,926
Accounts receivable, net	345,873	360,594
Costs and estimated earnings in excess of billings[1]	31,863	31,787
Inventories	229,721	245,575
Advances to suppliers, current portion	78,767	58,619
Project assets - plants and land, current portion	10,622	69,196
Prepaid expenses and other current assets[1]	830,611	646,270
Total current assets	2,525,400	2,188,478

Restricted cash and cash equivalents, net of current portion	23,761	17,573
Restricted long-term marketable securities	7,566	8,892
Property, plant and equipment, net	526,494	533,387
Solar power systems leased and to be leased, net	346,774	345,504
Project assets - plants and land, net of current portion	51,918	6,411
Advances to suppliers, net of current portion	317,028	324,695
Long-term financing receivables, net	230,119	175,273
Other long-term assets[1]	292,912	298,477
Total assets	$4,321,972	$3,898,690

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$428,874	$443,969
Accrued liabilities	406,348	358,157
Billings in excess of costs and estimated earnings	249,070	308,650
Short-term debt	17,433	56,912
Convertible debt, current portion	235,222	455,889
Customer advances, current portion[1]	38,431	36,883
Total current liabilities	1,375,378	1,660,460

Long-term debt	156,975	93,095
Convertible debt, net of current portion[1]	700,079	300,079
Customer advances, net of current portion[1]	158,089	167,282
Other long-term liabilities	529,170	523,991
Total liabilities	2,919,691	2,744,907
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests in subsidiaries	27,841	—
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both June 29, 2014 and December 29, 2013	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 138,127,538 shares issued, and 131,121,956 outstanding as of June 29, 2014; 126,946,763 shares issued, and 121,535,913 outstanding as of December 29, 2013	131	122
Additional paid-in capital	2,186,107	1,980,778
Accumulated deficit	(727,346)	(806,492)
Accumulated other comprehensive loss	(3,698)	(4,318)
Treasury stock, at cost; 7,005,582 shares of common stock as of June 29, 2014; 5,410,850 shares of common stock as of December 29, 2013	(106,741)	(53,937)
Total stockholders' equity	1,348,453	1,116,153
Noncontrolling interests in subsidiaries	25,987	37,630
Total equity	1,374,440	1,153,783
Total liabilities and equity	$4,321,972	$3,898,690

[1]
The Company has related party balances in connection with transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Costs and estimated earnings in excess of billings," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 4, Note 7, Note 8, and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue	$507,871	$576,516	$1,200,293	$1,211,949
Cost of revenue	413,726	468,655	943,159	1,044,775
Gross margin	94,145	107,861	257,134	167,174
Operating expenses:
Research and development	16,581	13,035	33,327	26,205
Sales, general and administrative	71,499	62,035	145,427	132,127
Restructuring charges	(717)	928	(1,178)	591
Total operating expenses	87,363	75,998	177,576	158,923
Operating income	6,782	31,863	79,558	8,251
Other income (expense), net:
Interest income	668	326	986	581
Interest expense	(16,310)	(24,870)	(35,902)	(51,904)
Other, net	(76)	443	1,293	(7,813)
Other expense, net	(15,718)	(24,101)	(33,623)	(59,136)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(8,936)	7,762	45,935	(50,885)
Benefit from (provision for) income taxes	8,168	(4,506)	(5,452)	(7,495)
Equity in earnings of unconsolidated investees	1,936	1,009	3,719	676
Net income (loss)	1,168	4,265	44,202	(57,704)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	12,934	15,300	34,944	22,573
Net income (loss) attributable to stockholders	$14,102	$19,565	$79,146	$(35,131)

Net income (loss) per share attributable to stockholders:
Basic	$0.11	$0.16	$0.63	$(0.29)
Diluted	$0.09	$0.15	$0.52	$(0.29)
Weighted-average shares:
Basic	129,747	120,943	125,972	120,248
Diluted	156,333	133,973	154,886	120,248

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income (loss)	$1,168	$4,265	$44,202	$(57,704)
Components of comprehensive income (loss):
Translation adjustment	68	(2,583)	342	(3,926)
Net unrealized gain (loss) on derivatives (Note 10)	(28)	(1,354)	357	1,481
Unrealized loss on investments	—	(7)	—	(7)
Income taxes	31	254	(79)	(279)
Net change in accumulated other comprehensive income (loss)	71	(3,690)	620	(2,731)
Total comprehensive income (loss)	1,239	575	44,822	(60,435)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	12,934	15,300	34,944	22,573
Comprehensive income (loss) attributable to stockholders	$14,173	$15,875	$79,766	$(37,862)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statement of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2013	$—	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	(24,594)	—	—	—	—	—	79,146	79,146	(10,350)	68,796
Other comprehensive income	—	—	—	—	—	620	—	620	—	620
Issuance of common stock upon exercise of options	—	57	—	630	—	—	—	630	—	630
Issuance of restricted stock to employees, net of cancellations	—	3,992	2	(2)	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible debt	—	7,131	7	188,256	—	—	—	188,263	—	188,263
Settlement of the 4.75% Bond hedge	—	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	—	28,348	—	—	—	28,348	—	28,348
Tax benefit from convertible debt interest deduction	—	—	—	274	—	—	—	274	—	274
Tax benefit from stock-based compensation	—	—	—	58	—	—	—	58	—	58
Contributions from noncontrolling interests and redeemable noncontrolling interests	29,748	—	—	—	—	—	—	—	23,030	23,030
Distributions to noncontrolling interests and redeemable noncontrolling interests	(1,304)	—	—	—	—	—	—	—	(332)	(332)
Purchases of treasury stock	—	(1,594)	—	—	(52,804)	—	—	(52,804)	—	(52,804)
Transfer of redeemable noncontrolling interests	23,991	—	—	—	—	—	—	—	$(23,991)	(23,991)
Balances at June 29, 2014	$27,841	131,122	$131	$2,186,107	$(106,741)	$(3,698)	$(727,346)	$1,348,453	$25,987	$1,374,440

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$44,202	$(57,704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,397	48,360
Stock-based compensation	28,215	19,021
Non-cash interest expense	10,492	24,071
Equity in earnings of unconsolidated investees	(3,719)	(676)
Deferred income taxes and other tax liabilities	3,434	7,147
Other, net	48	2,162
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	10,091	(107,454)
Costs and estimated earnings in excess of billings	(76)	(4,922)
Inventories	1,976	26,710
Project assets	(1,668)	(31,293)
Prepaid expenses and other assets	(57,198)	104,162
Long-term financing receivables, net	(54,846)	(49,492)
Advances to suppliers	(12,481)	(7,805)
Accounts payable and other accrued liabilities	(32,213)	41,692
Billings in excess of costs and estimated earnings	(59,580)	109,379
Customer advances	(7,645)	(22,674)
Net cash provided by (used in) operating activities	(81,571)	100,684
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(9,347)	17,826
Purchases of property, plant and equipment	(20,318)	(19,881)
Cash paid for solar power systems, leased and to be leased	(24,937)	(65,075)
Proceeds from sales or maturities of marketable securities	1,380	—
Proceeds from sale of equipment to third-party	—	17
Purchases of marketable securities	(30)	(99,928)
Cash paid for acquisitions, net of cash acquired	(5,894)	—
Cash paid for investments in unconsolidated investees	(5,013)	(1,411)
Net cash used in investing activities	(64,159)	(168,452)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	395,275	296,283
Cash paid for repurchase of convertible debt	(42,102)	—
Proceeds from settlement of 4.75% Bond Hedge	68,842	—
Payments to settle 4.75% Warrants	(81,077)	—
Proceeds from settlement of 4.50% Bond Hedge	110	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	73,414	—
Proceeds from issuance of project loans, net of issuance costs	—	56,615
Assumption of project loan by customer	(40,672)	—
Proceeds from residential lease financing	—	56,548
Repayment of residential lease financing	(15,686)	—
Proceeds from sale-leaseback financing	16,685	40,757
Repayment of sale-leaseback financing	(779)	(5,124)
Contributions from noncontrolling interests and redeemable noncontrolling interests	52,778	43,866
Distributions to noncontrolling interests and redeemable noncontrolling interests	(1,636)	—
Proceeds from exercise of stock options	630	49
Purchases of stock for tax withholding obligations on vested restricted stock	(52,804)	(16,183)
Repayment of bank loans, project loans and other debt	(8,568)	(281,712)
Net cash provided by financing activities	364,410	191,099
Effect of exchange rate changes on cash and cash equivalents	(333)	(258)
Net increase in cash and cash equivalents	218,347	123,073
Cash and cash equivalents, beginning of period	762,511	457,487
Cash and cash equivalents, end of period	$980,858	$580,560

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$4,256	$45,234
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$13,903	$29,714
Costs of solar power systems, leased and to be leased, funded by liabilities	$1,867	$1,708
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$15,269	$24,399
Property, plant and equipment acquisitions funded by liabilities	$9,326	$6,356
Issuance of common stock upon conversion of convertible debt	$188,263	$—

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2014 and 2013 are 52-week fiscal years. The second quarter of fiscal 2014 ended on June 29, 2014, while the second quarter of fiscal 2013 ended on June 30, 2013. The second quarters of fiscal 2014 and fiscal 2013 were both 13-week quarters.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new revenue recognition standard based on the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The new revenue recognition standard becomes effective for the Company in the first quarter of fiscal 2017 and is to be applied retrospectively using one of two prescribed methods. The Company is evaluating the application method and impact on its consolidated financial statements and disclosures.

In July 2013, the FASB amended its guidance related to the presentation of unrecognized tax benefits. The amended guidance specifies when an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. The amendment became effective for the Company in the first quarter of fiscal 2014 and did not have a material impact on its consolidated financial statements.

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

Compensation and Funding Agreement

In February 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A. which established the parameters for the terms of liquidity injections that may be required to be provided by Total S.A. to the Company from time to time. During the term of the Compensation and Funding Agreement, the Company is required to pay Total S.A. a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, governed by the Private Placement Agreement and the Compensation and Funding Agreement, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

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

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). $250.0 million in aggregate principal amount of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021 (see Note 9).

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC services and O&M agreements relating to projects owned or partially owned by Total and its affiliates. As of June 29, 2014, the Company had $22.9 million of "Costs and estimated earnings in excess of billings" and $2.8 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total has a direct or indirect interest.

Related Party Transactions with Total and its Affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
EPC and O&M revenue under joint projects	$32,612	$—	$35,501	$—
Research and development expense:
Offsetting contributions received under R&D Agreement	$(293)	$(955)	$(553)	$(955)
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$2,601	$1,722	$5,346	$3,533
Fees incurred under the Compensation and Funding Agreement	$—	$840	$1,200	$2,541
Interest expense incurred on the 0.75% debentures due 2018	$453	$125	$828	$125
Interest expense incurred on the 0.875% debentures due 2021	$115	$—	$115	$—

Note 3. BALANCE SHEET COMPONENTS

	As of
(In thousands)	June 29, 2014	December 29, 2013
Accounts receivable, net:
Accounts receivable, gross[1,2]	$372,832	$389,152
Less: allowance for doubtful accounts	(24,980)	(26,463)
Less: allowance for sales returns	(1,979)	(2,095)
	$345,873	$360,594

[1]	Includes short-term financing receivables associated with solar power systems leased of $8.6 million and $4.4 million as of June 29, 2014 and December 29, 2013, respectively (see Note 4).

[2]
Includes short-term retainage of $74.1 million and $8.3 million as of June 29, 2014 and December 29, 2013, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain milestones are met in accordance with the related contract.

	As of
(In thousands)	June 29, 2014	December 29, 2013
Inventories:
Raw materials	$37,671	$51,905
Work-in-process	49,152	52,756
Finished goods	142,898	140,914
	$229,721	$245,575

	As of
(In thousands)	June 29, 2014	December 29, 2013
Prepaid expenses and other current assets:
Deferred project costs	$376,885	$275,389
Bond hedge derivative	211,611	110,477
VAT receivables, current portion	21,121	21,481
Deferred costs for solar power systems to be leased	12,377	23,429
Foreign currency derivatives	1,122	4,642
Other receivables	94,852	112,062
Other prepaid expenses	46,500	28,629
Other current assets	66,143	70,161
	$830,611	$646,270

	As of
(In thousands)	June 29, 2014	December 29, 2013
Project assets - plants and land:
Project assets — plants	$50,143	$64,564
Project assets — land	12,397	11,043
	$62,540	$75,607
Project assets - plants and land, current portion	$10,622	$69,196
Project assets - plants and land, net of current portion	$51,918	$6,411

	As of
(In thousands)	June 29, 2014	December 29, 2013
Property, plant and equipment, net:
Manufacturing equipment[3]	$545,644	$538,616
Land and buildings	26,138	26,138
Leasehold improvements	232,209	229,846
Solar power systems[4]	97,659	82,036
Computer equipment	80,927	79,519
Furniture and fixtures	8,399	8,392
Construction-in-process	20,843	11,724
	1,011,819	976,271
Less: accumulated depreciation	(485,325)	(442,884)
	$526,494	$533,387

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $130.7 million and $145.9 million as of June 29, 2014 and December 29, 2013, respectively.

[4]
Includes $67.9 million and $52.6 million of solar power systems associated with sale-leaseback transactions under the financing method as of June 29, 2014 and December 29, 2013 which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 4).

	As of
(In thousands)	June 29, 2014	December 29, 2013
Property, plant and equipment, net by geography[5]:
Philippines	$301,685	$321,410
United States	164,026	153,074
Mexico	35,330	32,705
Europe	24,562	25,293
Other	891	905
	$526,494	$533,387

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	June 29, 2014	December 29, 2013
Other long-term assets:
Equity method investments	$135,473	$131,739
Retainage[6]	64,232	88,934
Cost method investments	17,344	12,374
Long-term debt issuance costs	13,116	10,274
Other	62,747	55,156
	$292,912	$298,477

[6]
Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain milestones are met in accordance with the related contract. The Company's noncurrent retainage is expected to be collected in 2015 through 2016.

	As of
(In thousands)	June 29, 2014	December 29, 2013
Accrued liabilities:
Bond hedge derivatives	$211,640	$110,477
Employee compensation and employee benefits	48,533	50,449
Deferred revenue	27,164	29,287
Short-term residential lease financing	1,835	14,436
Interest payable	6,866	10,971
Short-term warranty reserves	9,725	10,426
Restructuring reserve	1,785	7,134
VAT payables	5,353	7,089
Foreign currency derivatives	1,157	6,170
Other	92,290	111,718
	$406,348	$358,157

	As of
(In thousands)	June 29, 2014	December 29, 2013
Other long-term liabilities:
Deferred revenue	$178,597	$176,925
Long-term warranty reserves	141,068	138,946
Long-term sale-leaseback financing	81,412	65,944
Long-term residential lease financing	28,159	31,933
Unrecognized tax benefits	30,379	28,927
Other	69,555	81,316
	$529,170	$523,991

	As of
(In thousands)	June 29, 2014	December 29, 2013
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(3,424)	$(3,766)
Net unrealized loss on derivatives	(448)	(805)
Deferred taxes	174	253
	$(3,698)	$(4,318)

Note 4. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased" under operating leases on the Company's Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013, respectively:

	As of
(In thousands)	June 29, 2014	December 29, 2013
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$349,632	$324,202
Solar power systems to be leased	17,111	36,645
	366,743	360,847
Less: accumulated depreciation	(19,969)	(15,343)
	$346,774	$345,504

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

[2]
As of June 29, 2014 and December 29, 2013, the Company has pledged solar assets with an aggregate book value of $142.5 million and $147.7 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of June 29, 2014:

(In thousands)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$6,074	10,700	10,732	10,770	10,811	161,354	$210,441

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance-based incentives.

Sales-Type Leases

As of June 29, 2014 and December 29, 2013, the Company's net investment in sales-type leases presented in "Accounts receivable" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	June 29, 2014	December 29, 2013
Financing receivables:
Minimum lease payments receivable[1]	$278,802	$217,666
Unguaranteed residual value	28,991	23,366
Unearned income	(69,028)	(61,326)
Net financing receivables	$238,765	$179,706
Current	$8,646	$4,433
Long-term	$230,119	$175,273

[1]	Net of allowance for doubtful accounts.

As of June 29, 2014, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$6,743	13,043	13,215	13,394	13,578	218,829	$278,802

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements which include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed with third-party investors. Under the terms of certain programs the investors make upfront payments to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the consolidated financial statements. As of June 29, 2014, and December 29, 2013, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $30.0 million and $46.4 million, respectively (see Note 3).

The Company has entered into a total of seven facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. The Company was determined to hold controlling interests in these less-than-wholly-owned entities and has fully consolidated these entities as a result. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries" between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended June 29, 2014, the Company received $22.2 million and $52.8 million, respectively, in contributions from investors under the related facilities and attributed $12.9 million and $34.9 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors. During the three and six months ended June 30, 2013, the Company received $31.6 million and $43.9 million, respectively, in contributions from investors under these facilities and attributed $15.3 million and $22.6 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of June 29, 2014, future minimum lease obligations associated with these systems was $101.1 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the energy produced by the solar power systems.

The Company enters into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 3). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remains on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 3). As of June 29, 2014, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $76.1 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of June 29, 2014 or December 29, 2013.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of June 29, 2014 and December 29, 2013, respectively:

	June 29, 2014			December 29, 2013
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$508,001	$508,001	$—	$358,001	$358,001	$—
Commercial paper	29,997	—	29,997	—	—	—
Prepaid expenses and other current assets:
Debt derivatives (Note 9)	211,611	—	211,611	110,477	—	110,477
Foreign currency derivatives (Note 10)	1,122	—	1,122	4,642	—	4,642
Other long-term assets:
Foreign currency derivatives (Note 10)	—	—	—	588	—	588
Total assets	$750,731	$508,001	$242,730	$473,708	$358,001	$115,707
Liabilities
Accrued liabilities:
Debt derivatives (Note 9)	$211,640	$—	$211,640	$110,477	$—	$110,477
Foreign currency derivatives (Note 10)	1,157	—	1,157	6,170	—	6,170
Other long-term liabilities:
Foreign currency derivatives (Note 10)	—	—	—	555	—	555
Total liabilities	$212,797	$—	$212,797	$117,202	$—	$117,202

[1]
The Company's cash equivalents consist of money market fund instruments and commercial paper are classified as available-for-sale and are highly liquid investments with original maturities of ninety days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets. The Company's commercial paper cash and cash equivalents are categorized within Level 2 of the fair value hierarchy because they are valued using quoted prices for securities with similar characteristics and other observable inputs such as interest rates.

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

	As of [1]
	June 29, 2014	December 29, 2013
Stock price	$41.06	$28.91
Exercise price	$22.53	$22.53
Interest rate	0.25%	0.33%
Stock volatility	55.3%	57.7%
Credit risk adjustment	0.63%	0.71%
Maturity date	February 18, 2015	February 18, 2015

[1]
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share of the Company's common stock at $22.53. The Company utilized a Black-Scholes valuation model to value the 4.50% Bond Hedge and embedded cash conversion option. The underlying input assumptions were determined as follows:

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of June 29, 2014 and December 29, 2013, these bonds had a carrying value of $7.6 million and $8.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of June 29, 2014 and December 29, 2013, the Company had $135.5 million and $131.7 million, respectively, in investments accounted for under the equity method (see Note 8). As of June 29, 2014 and December 29, 2013, the Company had $17.3 million and $12.4 million, respectively, in investments accounted for under the cost method.

Related Party Transactions with Equity and Cost Method Investees:

	As of
(In thousands)	June 29, 2014	December 29, 2013
Accounts receivable	$38,782	$11,780
Accounts payable	$46,401	$51,499
Other long-term assets:
Long-term note receivable	$3,499	$3,688

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Payments made to investees for products/services	$132,280	$111,915	$244,319	$246,831

Note 6. RESTRUCTURING

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of June 29, 2014. The Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring reserve activity during the six months ended June 29, 2014:

	Six Months Ended
(In thousands)	December 29, 2013	Charges (Benefits)	Payments	June 29, 2014
Severance and benefits	3,961	(1,265)	(1,844)	852
Lease and related termination costs	1,609	339	(1,435)	513
Other costs[1]	1,564	(252)	(892)	420
Total restructuring liabilities	$7,134	$(1,178)	$(4,171)	$1,785

[1]	Other costs primarily represent associated legal services.

Note 7. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of June 29, 2014, future minimum lease payments for facilities under operating leases was $59.6 million, to be paid over the remaining contractual terms of up to 10 years. The Company additionally leases certain buildings, machinery and equipment under non-cancellable capital leases. As of June 29, 2014, future minimum lease payments for assets under capital leases was $6.0 million, to be paid over the remaining contractual terms of up to 10 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of June 29, 2014 are as follows:

(In thousands)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total[1,2]
Future purchase obligations	$609,583	371,474	334,813	298,778	181,553	335,542	$2,131,743

[1]	Total future purchase obligations as of June 29, 2014 include $51.7 million to related parties.

[2]	Total future purchase obligations was composed of $229.3 million related to non-cancellable purchase orders and $1.9 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and six months ended June 29, 2014, the Company made additional advance payments totaling $16.4 million and $32.9 million, respectively, in accordance with the terms of existing long-term supply agreements. As of June 29, 2014 and December 29, 2013, advances to suppliers totaled $395.8 million and $383.3 million, respectively, of which $78.8 million and $58.6 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 80% and 19% of total advances to suppliers as of June 29, 2014, and 77% and 22% as of December 29, 2013. As of June 29, 2014, the Company has future prepayment obligations through fiscal 2014 totaling $32.9 million.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of June 29, 2014 is as follows:

(In thousands)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total
Estimated utilization of advances from customers	$16,162	31,463	22,713	27,039	27,039	72,104	$196,520

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of June 29, 2014 and December 29, 2013, outstanding advance payments received from AUOSP totaled $174.3 million and $181.3 million, respectively, of which $16.2 million and $14.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and six months ended June 29, 2014 and June 30, 2013, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Balance at the beginning of the period	$151,415	$119,549	$149,372	$117,172
Accruals for warranties issued during the period	4,311	7,897	9,501	12,352
Settlements made during the period	(4,933)	(1,153)	(8,080)	(3,231)
Balance at the end of the period	$150,793	$126,293	$150,793	$126,293

Contingent Obligations

Projects often require the Company to undertake obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically the systems have performed significantly above the performance guarantee thresholds, and there have been no cases in which the Company had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 8). As of June 29, 2014, the Company has future financing obligations through fiscal 2014 totaling $243.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $30.4 million and $28.9 million as of June 29, 2014 and December 29, 2013, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Legal Matters

Derivative Litigation

Derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of the Company's current and former officers and directors. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions, and on December 19, 2013, the parties executed a stipulated settlement agreement, providing that the Company institute certain specified corporate governance measures, which were implemented by the Board of Directors on October 22, 2013 in connection with periodic review and update of corporate governance matters, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance. On January 24, 2014, the parties filed a motion with the court in the consolidated California state derivative cases to approve the stipulated settlement. On May 27, 2014, the Superior Court of California for Santa Clara County entered an order providing for preliminary approval of the stipulated settlement, approved the form of notice of the stipulated settlement, and set a hearing date of August 22, 2014 to consider whether to grant final approval of the stipulated settlement.

Tax Benefit Indemnification Litigation

On March 19, 2014, the Company received notice that a lawsuit had been filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and intends to vigorously contest the claim. On May 5, 2014, SunPower Systems filed a demurrer to NRG’s complaint, which remains pending.  The Court has not yet set a trial date or case schedule.

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

Note 8. EQUITY METHOD INVESTMENTS

As of June 29, 2014 and December 29, 2013, the Company's carrying value of its equity method investments totaled $135.5 million and $131.7 million, respectively, and is classified as “Other long-term assets” in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statement of Operations.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of June 29, 2014, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	June 29, 2014				December 29, 2013
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$400,000	$400,000	$—	$—	$—	$—
0.75% debentures due 2018	300,000	—	300,000	300,000	300,000	—	300,000	300,000
4.50% debentures due 2015	249,747	235,222	—	235,222	250,000	225,889	—	225,889
4.75% debentures due 2014	—	—	—	—	230,000	230,000	—	230,000
0.75% debentures due 2015	79	—	79	79	79	—	79	79
IFC mortgage loan	55,000	15,000	40,000	55,000	62,500	15,000	47,500	62,500
CEDA loan	30,000	—	30,000	30,000	30,000	—	30,000	30,000
Credit Agricole revolving credit facility	—	—	—	—	—	—	—	—
Other debt[1]	83,796	1,730	82,066	83,796	50,926	41,227	9,699	50,926
	$1,118,622	$251,952	$852,145	$1,104,097	$923,505	$512,116	$387,278	$899,394

[1]	Other debt excludes payments related to capital leases which are disclosed in Note 7. "Commitments and Contingencies" to these consolidated financial statements.

As of June 29, 2014 the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	2014 (remaining six months)	2015	2016	2017	2018	Thereafter	Total
Aggregate future maturities of outstanding debt	$8,454	267,076	17,416	17,555	305,213	502,908	$1,118,622

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	June 29, 2014			December 29, 2013
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$400,000	$400,000	$458,796	$—	$—	$—
0.75% debentures due 2018	300,000	300,000	520,365	300,000	300,000	367,578
4.50% debentures due 2015	235,222	249,747	458,753	225,889	250,000	343,895
4.75% debentures due 2014	—	—	—	230,000	230,000	269,252
0.75% debentures due 2015	79	79	81	79	79	102
	$935,301	$949,826	$1,437,995	$755,968	$780,079	$980,827

[1]	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

The Company's outstanding convertible debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company.

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% debentures due 2021. Interest is payable semi-annually, beginning on December 1, 2014. Holders may exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% debentures due 2018. Interest is payable semi-annually, beginning on December 1, 2013. Holders may exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $24.95 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.75% debentures due 2018 mature on June 1, 2018.

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

During the three and six months ended June 29, 2014, the Company recognized a non-cash loss of $82.1 million and $101.2 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. During the three and six months ended June 30, 2013 the Company recognized a non-cash loss of $46.7 million and $58.3 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrently with the issuance of the 4.50% debentures due 2015, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represent a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures due 2015), the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

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

During the three and six months ended June 29, 2014, the Company recognized a non-cash gain of $82.1 million and $101.2 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During the three and six months ended June 30, 2013, the Company recognized a non-cash gain of $46.7 million and $58.3 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

4.75% Debentures Due 2014

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures due 2014"). Interest on the 4.75% debentures due 2014 was payable semi-annually, beginning October 15, 2009. Holders of the 4.75% debentures due 2014 were able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share, subject to adjustment upon certain events. In April 2014, the 4.75% debentures due 2014 matured. During April 2014, the Company issued approximately 7.1 million shares of its common stock to holders that exercised conversion rights prior to their maturity and paid holders an aggregate of $41.7 million in cash in connection with the settlement of the remaining 4.75% debentures. Subsequent to the maturity date, no 4.75% debentures remained outstanding.

Call Spread Overlay with Respect to the 4.75% Debentures

Concurrently with the issuance of the 4.75% debentures due 2014, the Company entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures due 2014 (together, the "CSO2014"), whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures was reduced by the sales prices of the 4.75% Warrants. The CSO2014 were not subject to mark-to-market accounting treatment since they could only be settled by issuance of the Company's common stock.

The 4.75% Bond Hedge allowed the Company to purchase up to 8.7 million shares of the Company's common stock, on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant was a separate transaction, entered into by the Company with each counterparty, and was not part of the terms of the 4.75% debentures due 2014. The exercise prices of the 4.75% Bond Hedge were $26.40 per share of the Company's common stock, subject to customary adjustment for anti-dilution and other events. In February 2014, the parties agreed to unwind the 4.75% Bond Hedge in full for a total cash settlement of $68.8 million, calculated by reference to the weighted price of the Company's common stock on the settlement day, received by the Company.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 3). As of both June 29, 2014 and December 29, 2013, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve which contains the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In fiscal 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on the Company.

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

As of June 29, 2014 and December 29, 2013, the Company had no outstanding borrowings under the July 2013 revolving credit facility.

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

Project Financing

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans from third-party financial institutions that are contemplated as part of the structure of the sales transaction. The customer, which is not a related party to either the financial institution or the Company, in certain circumstances is permitted to assume the loans at the time that the project entity is sold to the customer. During fiscal 2013, the Company entered into a project loan with a consortium of lenders to facilitate the development of a 10 MW utility and power plant projects under construction in Israel. During the first quarter of fiscal 2014, the Company sold the Israeli project. The related loan, amounting to ILS 141.8 million (approximately $40.7 million based on the exchange rate at the time of sale), and accrued and unpaid interest was assumed by the customer. In instances where the debt is issued as a form of pre-established customer financing, subsequent debt assumption is reflected as a financing outflow and operating inflow for purposes of the statement of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third-party.

Other Debt

During the first half of fiscal 2014, the Company entered into two long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2014 the Company drew down $73.4 million of proceeds, net of issuance costs, under the loan agreements.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of June 29, 2014 was $8.9 million.

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

As of June 29, 2014 and December 29, 2013, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $720.5 million and $736.0 million, respectively.

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

As of June 29, 2014 and December 29, 2013, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $1.5 million and $2.4 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 10. FOREIGN CURRENCY DERIVATIVES

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	June 29, 2014	December 29, 2013
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$310	$615
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	—	35
Foreign currency option contracts	Other long-term assets	—	588
		$310	$1,238
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$14	$381
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	798	3,611
		$812	$3,992

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$197	$1,595
Foreign currency forward exchange contracts	Accrued liabilities	2	—
Foreign currency option contracts	Other long-term liabilities	—	555
		$199	$2,150

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$15	$386
Foreign currency forward exchange contracts	Accrued liabilities	943	4,189
		$958	$4,575

	June 29, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,122	$—	$1,122	$606	$—	$516
Derivative liabilities	$1,157	$—	$1,157	$606	$—	$551

	December 29, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,230	$—	$5,230	$4,512	$—	$718
Derivative liabilities	$6,725	$—	$6,725	$4,512	$—	$2,213

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(420)	$2,592	$(805)	$(243)
Unrealized gain (loss) recognized in OCI (effective portion)	(135)	(444)	(138)	2,004
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	107	(910)	495	(523)
Net gain (loss) on derivatives	$(28)	$(1,354)	$357	$1,481
Gain (loss) in OCI at the end of the period	$(448)	$1,238	$(448)	$1,238

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$331	$286	$811	$(503)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(1,224)	$(3,319)	$206	$(3,153)

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

As of June 29, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $66.5 million and $20.5 million, respectively. As of December 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $105.9 million and $42.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of June 29, 2014, the Company held option contracts and forward contracts with an aggregate notional value of zero and $35.0 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from July 2014 to September 2014. The Company held option contracts and forward contracts with an aggregate notional value of $9.4 million and $32.1 million, respectively, as of December 29, 2013, to hedge balance sheet exposure.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any single counterparty. In addition, the derivative contracts are limited to a time period of 12 months or less and the Company continuously evaluates the credit standing of its counterparties.

Note 11. INCOME TAXES

In the three and six months ended June 29, 2014, the Company's income tax benefit of $8.2 million and income tax provision of $5.5 million, respectively, on a loss before income taxes and equity earnings of unconsolidated investees of $8.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $45.9 million, respectively, was primarily due to the change in the amount and geographic mix of forecasted earnings. In the three and six months ended June 30, 2013, the Company's income tax provision of $4.5 million and $7.5 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $7.8 million and a loss before income taxes and equity in earnings of unconsolidated investees of $50.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$14,102	$19,565	$79,146	$(35,131)
Denominator
Basic weighted-average common shares	129,747	120,943	125,972	120,248

Basic net income (loss) per share	$0.11	$0.16	$0.63	$(0.29)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$14,102	$19,565	$79,146	$(35,131)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	551	193	1,001	—
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—	181	—
Net income (loss) available to common stockholders	$14,653	$19,758	$80,328	$(35,131)
Denominator
Basic weighted-average common shares	129,747	120,943	125,972	120,248
Effect of dilutive securities:
Stock options	93	111	101	—
Restricted stock units	4,095	3,757	5,149	—
Upfront Warrants (held by Total)	7,278	4,886	7,253	—
Warrants (under the CSO2015)	3,094	—	3,004	—
Warrants (under the CSO2014)	—	—	524	—
0.75% debentures due 2018	12,026	4,276	12,026	—
0.875% debentures due 2021	—	—	857	—
Dilutive weighted-average common shares	156,333	133,973	154,886	120,248

Dilutive net income (loss) per share	$0.09	$0.15	$0.52	$(0.29)

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

Holders of the Company's 0.875% debentures due 2021, 0.75% debentures due 2018, and the 4.75% debentures due 2014 may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. These debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures matured and were fully settled in both cash and shares of the Company's common stock during the quarter (see Note 9).

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Stock options	139	207	149	317
Restricted stock units	293	2,738	379	6,495
Upfront Warrants (held by Total)	—	—	—	3,455
Warrants (under the CSO2015)	—	*	—	*
Warrants (under the CSO2014)	n/a	*	—	*
0.75% debentures due 2018	—	—	—	2,114
0.875% debentures due 2021	1,713	n/a	—	n/a
4.75% debentures due 2014	1,330	8,712	5,021	8,712

[1]
As a result of the net loss per share for the six months ended June 30, 2013, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

* The Company's average stock price during the period did not exceed the exercise price of the related warrants during the period.

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of Americas revenue	$1,837	$1,136	$3,908	$1,914
Cost of EMEA revenue	511	618	1,166	1,059
Cost of APAC revenue	1,002	763	1,832	1,254
Research and development	1,912	1,225	3,709	2,347
Sales, general and administrative	8,086	6,763	17,600	12,447
Total stock-based compensation expense	$13,348	$10,505	$28,215	$19,021

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Restricted stock units	$13,472	$10,386	$28,348	$19,197
Change in stock-based compensation capitalized in inventory	(124)	119	(133)	(176)
Total stock-based compensation expense	$13,348	$10,505	$28,215	$19,021

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

The following tables present information by region; including revenue, gross margin, and depreciation.

	Three Months Ended		Six Months Ended
(In thousands):	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue
Americas	$333,048	$367,609	$804,071	$851,731
EMEA	64,709	107,010	190,967	175,662
APAC	110,114	101,897	205,255	184,556
Total revenue	507,871	576,516	1,200,293	1,211,949
Cost of revenue
Americas	257,781	285,939	608,094	702,020
EMEA	54,653	97,396	154,094	188,890
APAC	101,292	85,320	180,971	153,865
Total cost of revenue	413,726	468,655	943,159	1,044,775
Gross margin
Americas	75,267	81,670	195,977	149,711
EMEA	10,056	9,614	36,873	(13,228)
APAC	8,822	16,577	24,284	30,691
Total gross margin	$94,145	$107,861	$257,134	$167,174

	Three Months Ended		Six Months Ended
Depreciation by region (in thousands):	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Americas	$12,682	$11,923	$27,756	$21,738
EMEA	$3,454	$5,682	$7,933	$11,515
APAC	$7,890	$6,946	$13,708	$14,918

		Three Months Ended		Six Months Ended
(As a percentage of total revenue):		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	31%	14%	37%	14%
NRG Solar, Inc.	Americas	*	19%	*	32%
* denotes less than 10% during the period

	Three Months Ended		Six Months Ended
Revenue by Significant Category (in thousands):	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Solar power products[1]	$237,212	$238,403	$475,790	$424,283
Solar power systems[2]	224,852	299,610	628,607	704,525
Residential leases[3]	32,679	28,673	71,411	63,923
Other revenue[4]	13,128	9,830	24,485	19,218
	$507,871	$576,516	$1,200,293	$1,211,949

[1]	Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the three months ended June 29, 2014 and June 30, 2013 is as follows:

	June 29, 2014
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$446,243	$64,709	$110,114	$100,113	22.4%	$10,664	16.5%	$10,055	9.1%
Utility and power plant projects	(113,195)	—	—	(22,614)		—		—
Stock-based compensation	—	—	—	(1,837)		(511)		(1,002)
Non-cash interest expense	—	—	—	(371)		(97)		(231)
Other	—	—	—	(24)		—		—
GAAP	$333,048	$64,709	$110,114	$75,267	22.6%	$10,056	15.5%	$8,822	8.0%

	June 30, 2013
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$441,809	$107,010	$101,225	$99,281	22.5%	$10,364	9.7%	$16,838	16.6%
Utility and power plant projects	(74,200)	—	—	(16,142)		—		—
Stock-based compensation	—	—	—	(1,136)		(618)		(763)
Non-cash interest expense	—	—	—	(291)		(132)		(170)
Other	—	—	672	(42)		—		672
GAAP	$367,609	$107,010	$101,897	$81,670	22.2%	$9,614	9.0%	$16,577	16.3%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the six months ended June 29, 2014 and June 30, 2013 is as follows:

	June 29, 2014
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$908,557	$190,967	$205,255	$206,707	22.8%	$38,260	20.0%	$26,502	12.9%
Utility and power plant projects	(104,486)	—	—	(6,006)		—		—
Stock-based compensation	—	—	—	(3,908)		(1,166)		(1,832)
Non-cash interest expense	—	—	—	(792)		(221)		(386)
Other	—	—	—	(24)		—		—
GAAP	$804,071	$190,967	$205,255	$195,977	24.4%	$36,873	19.3%	$24,284	11.8%

	June 30, 2013
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$865,130	$175,662	$183,884	$236,817	27.4%	$(11,722)	(6.7)%	$31,880	17.3%
Utility and power plant projects	(13,399)	—	—	(84,280)		—		—
Stock-based compensation	—	—	—	(1,914)		(1,059)		(1,254)
Non-cash interest expense	—	—	—	(511)		(261)		(349)
Other	—	—	672	(401)		(186)		414
GAAP	$851,731	$175,662	$184,556	$149,711	17.6%	$(13,228)	(7.5)%	$30,691	16.6%

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

Overview

SunPower is a leading global energy services company dedicated to changing the way the world is powered. We believe SunPower's breakthrough technology is unmatched in long-term reliability, efficiency and guaranteed performance. Through design, manufacturing, installation and ongoing maintenance and monitoring, SunPower provides its proprietary, high-performance solar technology to residential, commercial and utility customers worldwide. With industry-leading conversion efficiencies, we believe our Maxeon solar cells perform better, are tested more extensively and improved continuously to deliver maximum return on investment when compared with our competitors. We believe that there are several factors that set us apart when compared with various competitors:

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2014 and 2013 are 52-week fiscal years. The second quarter of fiscal 2014 ended on June 29, 2014, while the second quarter of fiscal 2013 ended on June 30, 2013. Both the second quarter of fiscal 2014 and 2013 were 13-week quarters. Fiscal 2014 will end on December 28, 2014.

Outlook

While remaining focused on our U.S. market, we plan to continue to expand our business in growing and sustainable markets, including Africa, Australia, China, and South America. Through our investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd., with partners in China, we plan to manufacture and deploy the Company's C-7 Tracker systems in Inner Mongolia and other regions in China. We plan to expand our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational in fiscal 2015.

SunPower continues to improve our unique, differentiated solar cell and panel technology. Our new residential product line includes our SunPower X-Series Solar Panels with demonstrated average panel efficiencies exceeding 21.5%. We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. By 2015, we expect to reach production panel efficiencies of 23% using a simplified, lower cost manufacturing process. We further see significant and increasing opportunity in technologies and capabilities adjacent to our core product offerings, including the integration of energy storage and energy management functionality into our systems.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of June 29, 2014:

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

As of June 29, 2014, an aggregate of approximately $1.4 billion of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of June 29, 2014:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Henrietta Solar Project	California	128	PG&E	2016[1]
Quinto Solar Project	California	135	Southern California Edison	2015[1]
Hooper Solar Project	Colorado	60	Public Service Company of Colorado	2016[1]

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated power purchase agreement has been executed.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements with terms of up to 20 years, subject to financing availability. We have entered into multiple facilities with financial institutions that will provide financing to support additional residential solar lease projects. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. We plan to continue to expand our customer finance programs in the United States as well as other international markets.

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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Americas	$333,048	$367,609	(9)%	$804,071	$851,731	(6)%
EMEA	64,709	107,010	(40)%	190,967	175,662	9%
APAC	110,114	101,897	8%	205,255	184,556	11%
Total revenue	$507,871	$576,516	(12)%	$1,200,293	$1,211,949	(1)%

Total Revenue:  Our total revenue decreased 12% during the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 primarily due to substantial completion of revenue recognition on certain large-scale solar power systems during the interim period.

Our total revenue remained flat during the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 primarily due to a decrease in revenue recognition on solar power systems, offset by increased revenue related to solar power products.

Concentrations: Sales outside the Americas Segment represented approximately 34% of total revenue recognized during the three months ended June 29, 2014 as compared with 36% of total revenue recognized during the three months ended June 30, 2013. The decrease in percentage of revenue outside the Americas Segment is primarily driven by lower revenue recognized within the EMEA region due to substantial completion of revenue recognition on certain utility-scale solar power systems. Sales outside the Americas Segment represented 33% of total revenue recognized during the six months ended June 29, 2014 as compared with 30% of total revenue recognized during the six months ended June 30, 2013. The increase in percentage of revenue outside the Americas Segment is primarily driven by a decline in revenue within the Americas Segment combined with growth in the Middle East and Africa, as well as an increase in component sales within the APAC Segment, primarily in Japan.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and six months ended June 29, 2014 and June 30, 2013 respectively.

		Three Months Ended		Six Months Ended
Revenue		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	31%	14%	37%	14%
NRG Solar, Inc.	Americas	*	19%	*	32%

*	denotes less than 10% during the period

Americas Revenue: Americas revenue decreased 9% and 6% during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily due to a decrease in revenue recognized on systems as a result of substantial completion of certain construction and development projects during the interim period.

EMEA Revenue:  EMEA revenue decreased 40% during the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 primarily due to revenue recognized on projects under construction in fiscal 2013, which were substantially completed or sold during the interim period. EMEA revenue increased 9% in the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 due to an increase in utility-scale projects and related revenue, including the sale of a 10 MW power system in Israel during the first quarter of fiscal 2014, as well as an increase in components sales within the region.

APAC Revenue: APAC revenue increased 8% and 11% during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 due to additional component sales made under long-term supply agreements, primarily in Japan.

Revenue recognized during the three and six months ended June 29, 2014 and June 30, 2013, respectively, for each of the below categories was as follows:

	Three Months Ended		Six Months Ended
Revenue by Significant Category (in thousands):	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Solar power products[1]	$237,212	$238,403	$475,790	$424,283
Solar power systems[2]	224,852	299,610	628,607	704,525
Residential leases[3]	32,679	28,673	71,411	63,923
Other revenue[4]	13,128	9,830	24,485	19,218
	$507,871	$576,516	$1,200,293	$1,211,949

[1]	Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

Solar Power Products: Revenue related to solar power products remained flat in the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 primarily due to additional component sales made under long-term supply agreements, offset by a decrease in direct sales made through our global dealer network. Revenue related to solar power products increased $51.5 million during the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 primarily due to additional component sales made under long-term supply agreements, within both the EMEA and APAC regions.

Solar Power Systems: Revenue related to our solar power systems decreased 25% and 11% in the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 due to substantial completion of revenue recognition on certain large-scale solar power systems during the interim period, partially offset by additional revenue recognized on new construction and development contracts.

Residential Leases: Revenue recognized in connection with our residential lease program increased 14% and 12% in the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily attributable to additional leased solar power systems placed in service.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Americas	$257,781	$285,939	(10)%	$608,094	$702,020	(13)%
EMEA	54,653	97,396	(44)%	154,094	188,890	(18)%
APAC	101,292	85,320	19%	180,971	153,865	18%
Total cost of revenue	$413,726	$468,655	(12)%	$943,159	$1,044,775	(10)%
Total cost of revenue as a percentage of revenue	81%	81%		79%	86%
Total gross margin percentage	19%	19%		21%	14%

Total Cost of Revenue: Our total cost of revenue decreased 12% and 10% during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily as a result of an overall decrease in material and construction costs, as well as substantial completion of recognition of revenue and corresponding costs of certain large-scale solar power systems during the interim period.

Gross Margin

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Americas	23%	22%	1%	24%	18%	6%
EMEA	16%	9%	7%	19%	(8)%	27%
APAC	8%	16%	(8)%	12%	17%	(5)%

Americas Gross Margin: Gross margin for our Americas Segment increased 1 percentage point and 6 percentage points during the three and six months ended June 29, 2014 as compared to the three months and six months ended June 30, 2013 as a result of favorable margins on large utility-scale solar power systems recognized in the first half of fiscal 2014, coupled with a decrease in material and construction costs.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 7 percentage points and 27 percentage points during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 as a result of increased activity in utility-scale solar power projects and component sales within the region, as well as recoveries in average selling prices.

APAC Gross Margin: Gross margin for our APAC Segment decreased 8 percentage points and 5 percentage points during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 as a result of declines in average selling prices and as well as increase in volume of components sold, primarily in Japan.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
R&D	$16,581	$13,035	27%	$33,327	$26,205	27%
As a percentage of revenue	3%	2%		3%	2%

R&D expense increased $3.5 million and $7.1 million in the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily due to increased activity of programs related to our next generation solar technology, as well as an increase in labor costs due to additional headcount and salary related expenses.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
SG&A	$71,499	$62,035	15%	$145,427	$132,127	10%
As a percentage of revenue	14%	11%		12%	11%

SG&A expense increased $9.5 million and $13.3 million in the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in stock compensation expense attributable to higher valuation of stock grants due to the increase in our share price during fiscal 2013 and 2014.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Restructuring charges	(717)	928	(177)%	(1,178)	591	(299)%
As a percentage of revenue	0%	0%		0%	0%

Restructuring charges in the three and six months ended June 29, 2014 and June 30, 2013 were minimal due to the substantial completion of activities associated with legacy restructuring plans approved in fiscal 2012 and 2011. We expect to continue to incur restructuring costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

See Note 6 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Interest income	$668	$326	105%	$986	$581	70%
Interest expense	(16,310)	(24,870)	(34)%	(35,902)	(51,904)	(31)%
Other, net	(76)	443	(117)%	1,293	(7,813)	(117)%
Other expense, net	$(15,718)	$(24,101)	(35)%	$(33,623)	$(59,136)	(43)%
As a percentage of revenue	(3)%	(4)%		(3)%	(5)%

Other expense, net decreased $8.4 million and $25.5 million during the three and six months ended June 29, 2014 as compared to the three and six months ended June 30, 2013 primarily driven by a decrease in interest expense due to the expiration of the Liquidity Support Agreement, lower charges related to impairment of investments in unconsolidated investees, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Benefit from (provision for) income taxes	$8,168	$(4,506)	(281)%	$(5,452)	$(7,495)	(27)%
As a percentage of revenue	2%	(1)%		0%	(1)%

In the three and six months ended June 29, 2014, our income tax benefit of $8.2 million and income tax provision of $5.5 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $8.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $45.9 million, respectively, was primarily due to the change in the amount and mix of forecasted earnings. In the three and six months ended June 30, 2013, our income tax provision of $4.5 million and $7.5 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $7.8 million and a loss before income taxes and equity in earnings of unconsolidated investees of $50.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of June 29, 2014, we believe there is insufficient evidence to realize additional deferred tax assets in the near term.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Equity in earnings of unconsolidated investees	$1,936	$1,009	92%	$3,719	$676	450%
As a percentage of revenue	0.4%	0.2%		0.3%	0.1%

Our equity in earnings of unconsolidated investees in the three and six months ended June 29, 2014 and June 30, 2013 increased $0.9 million and $3.0 million, respectively, primarily due to increased activities at our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP").

Net Income (Loss)

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Net income (loss)	$1,168	$4,265	(73)%	$44,202	$(57,704)	(177)%

In the three months ended June 29, 2014 our net income decreased $3.1 million as compared to the three months ended June 30, 2013. The decrease in net income was primarily driven by: (i) a $13.7 million decrease in gross margins, and (ii) an $11.4 million increase in operating expenses. The decrease were partially offset by (i) a $12.7 million decrease in income taxes, which moved from a provision to a benefit in the second quarter of fiscal 2014, and (ii) an $8.4 million decrease in Other expense, net due to lower interest expense as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014.

In the six months ended June 29, 2014 our net income increased $101.9 million, and moved from a net loss to a net income position, as compared to the six months ended June 30, 2013. The increase in net income was primarily driven by: (i) a $90.0 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized coupled with an overall decrease in material and installation costs, and (ii) a $25.5 million decrease in Other expense, net due to lower interest expense primarily as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$12,934	$15,300	(15)%	$34,944	$22,573	55%

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. We apply the hypothetical liquidation value method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario. In the three months ended June 29, 2014 and June 30, 2013, we attributed $12.9 million and $15.3 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $2.4 million decrease in loss attributable to these third-party investors is primarily the result of lower number of leases placed in service quarter over quarter.

In the six months ended June 29, 2014 and June 30, 2013, we attributed $34.9 million and $22.6 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $12.4 million increase in loss attributable to these third-party investors is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$(81,571)	$100,684
Net cash used in investing activities	$(64,159)	$(168,452)
Net cash provided by financing activities	$364,410	$191,099

Operating Activities

Net cash used in operating activities in the six months ended June 29, 2014 was $81.6 million and was primarily the result of: (i) a $59.6 million decrease in billings in excess of costs and estimated earnings; (ii) a $57.2 million increase in prepaid and other current assets; (iii) a $54.8 million increase in long-term financing receivables; and (iv) a $42.0 million net increase in other liabilities, net of other assets. This was partially offset by: (i) $87.9 million in other net non-cash charges primarily related to depreciation, non-cash interest charges, and stock based compensation and (ii) net income of $44.2 million.

Net cash provided by operating activities in the six months ended June 30, 2013 was $100.7 million and was primarily the result of: (i) a $109.4 million increase in billings in excess of costs and estimated earnings; (ii) a decrease of $104.2 million in prepaid expense and other assets primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; and (iii) other net non-cash charges of $100.1 million primarily related to depreciation, non-cash interest charges, and stock based compensation. This was partially offset by: (i) a net loss of $57.7 million; (ii) an increase in accounts receivable of $107.4 million; and (iii) a $47.8 million net decrease in other assets, net of other liabilities.

Investing Activities

Net cash used in investing activities in the six months ended June 29, 2014 was $64.2 million, which included: (i) $45.3 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures; (ii) a $9.3 million increase in restricted cash; (iii) $5.9 million paid for acquisitions; and (iv) $5.0 million paid for investments in unconsolidated investees. This was partially offset by $1.4 million proceeds from maturities of marketable securities.

Net cash used in investing activities in the six months ended June 30, 2013 was $168.5 million, which included (i) the purchase of $99.9 million of marketable securities; (ii) $85.0 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; and (iii) $1.4 million cash paid for investments in unconsolidated investees. This was partially offset by $17.8 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.

Financing Activities

Net cash provided by financing activities in the six months ended June 29, 2014 was $364.4 million, which included: (i) $395.3 million in net proceeds from the issuance of our 0.875% convertible debentures due 2021; (ii) $73.4 million of proceeds from issuance of non-recourse debt financing to finance solar power systems and leases under our residential lease program; (iii) $52.8 million of contributions from noncontrolling interests and redeemable noncontrolling interests; and (iv) $16.7 million in proceeds from sale-leaseback financing arrangements. This was partially offset by: (i) $52.8 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $42.1 million cash paid to repurchase convertible debt; (iii) a $40.7 million assumption of a project loan by a customer; (iv) $16.5 million of repayments of residential lease and sale-leaseback financing; (v) a $12.2 million net payment to settle the 4.75% Bond Hedge and Warrant; (vi) $8.6 million in repayments of bank loans, project loans and other debt; and (vii) $1.6 million of distributions to noncontrolling interests and redeemable noncontrolling interests.

Net cash provided by financing activities in the six months ended June 30, 2013 was $191.1 million, made up of: (i) $296.3 million in net proceeds from the issuance of our 0.75% convertible debentures due 2018; (ii) $97.3 million in proceeds from residential lease and sale-leaseback financing arrangements; (iii) $56.6 million in proceeds from issuance of project loans; and (iv) $43.9 million in contributions from noncontrolling interests and redeemable noncontrolling interests. This was partially offset by: (i) repayments of $281.7 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility; (ii) $16.2 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iii) $5.1 million in repayment of sale leaseback financing.

Debt and Credit Sources

Convertible Debentures

As of June 29, 2014, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remain issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year, beginning on December 1, 2014. Holders are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of June 29, 2014, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of June 29, 2014, an aggregate principal amount of $249.7 million of the 4.50% debentures due 2015 remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Before December 15, 2014, if the weighted average price of our common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trading days ending on the last trading day of the fiscal quarter, then holders of the 4.50% debentures due 2015 have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. During the second quarter of fiscal 2014, the conversion right was triggered and the holders of the 4.50% debentures may exercise their right to convert the debentures any day during the third quarter of fiscal 2014. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Risks Related to our Debt and Equity Securities: Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2013 Form 10-K.

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

As of June 29, 2014, we had $55.0 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of June 29, 2014 we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of June 29, 2014 the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions ("the July 2013 revolving credit facility"), under which we may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if we have not repaid, exchanged or repurchased our outstanding 4.50% debentures due 2015 by September 30, 2014 and are not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The July 2013 revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of

$300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the July 2013 revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the July 2013 revolving credit facility expired (collectively, the “Restructuring”).

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

As of June 29, 2014, the Company had no outstanding borrowings under the July 2013 revolving credit facility.

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

As of June 29, 2014, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $720.5 million.

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

As of June 29, 2014 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.5 million which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Liquidity

As of June 29, 2014, we had unrestricted cash and cash equivalents of $980.9 million as compared to $762.5 million as of December 29, 2013. Our cash balances are held in numerous locations throughout the world and as of June 29, 2014, we had approximately $386.8 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, we and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). However, AUOSP's $300 million secured loan facility in connection with Fab 3A includes a covenant that requires the joint venture partners to make certain minimum equity injections in the beginning of fiscal 2015. See also "If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected." in "Part I. Item 1A: Risk Factors" in our fiscal 2013 Form 10-K. In addition, if AUOSP, or either shareholder requests additional equity financing to AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of June 29, 2014, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.5 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into facilities with third-party investors under which both parties will invest in entities which hold SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see Note 4 of Notes to the Consolidated Financial Statements). As of June 29, 2014, we have entered into a total of seven facilities with third-party investors and received $152.8 million in contributions from investors under the related facility agreements. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

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

As of June 29, 2014, an aggregate principal amount of $249.7 million of our 4.50% debentures due 2015 remain issued and outstanding and are classified as short-term debt on our Consolidated Balance Sheet. We have $250.0 million available to us under our July 2013 revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our July 2013 revolving credit facility with Credit Agricole may be used for general corporate purposes. We are evaluating options to repay or refinance such indebtedness during 2014 or 2015, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of June 29, 2014:

		Payments Due by Period
(In thousands)	Total	2014 (remaining six months)	2015-2016	2017-2018	Beyond 2018
Convertible debt, including interest[1]	$991,039	$8,688	$263,699	$310,194	$408,458
IFC mortgage loan, including interest[2]	58,049	8,313	32,003	17,733	—
CEDA loan, including interest[3]	72,713	1,275	5,100	5,100	61,238
Other debt, including interest[4]	135,872	3,337	15,355	15,284	101,896
Future financing commitments[5]	243,890	243,890	—	—	—
Operating lease commitments[6]	160,727	11,671	31,832	27,774	89,450
Sale-leaseback financing[7]	76,138	4,236	10,239	10,009	51,654
Capital lease commitments[8]	5,975	535	2,019	1,770	1,651
Non-cancellable purchase orders[9]	229,309	229,309	—	—	—
Purchase commitments under agreements[10]	1,902,434	380,274	706,287	480,331	335,542
Total	$3,876,146	$891,528	$1,066,534	$868,195	$1,049,889

[1]
Convertible debt, including interest, relates to the aggregate of $949.8 million in outstanding principal amount of our senior convertible debentures on June 29, 2014. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $55.0 million borrowed as of June 29, 2014. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2014 amounting to $241.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $2.9 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of June 29, 2014, total liabilities associated with uncertain tax positions were $30.4 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of June 29, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 13% and 16% of our total revenue in the three and six months ended June 29, 2014, respectively, and 19% and 14% of our total revenue in the three and six months ended June 30, 2013, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $6.5 million and $19.1 million for the three and six months ended June 29, 2014, respectively, and $10.7 million and $17.6 million in the three and six months ended June 30, 2013, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 29, 2014, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $66.5 million and $55.5 million respectively. As of December 29, 2013, we held option and forward contracts totaling $115.3 million and $75.0 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 29, 2014 and December 29, 2013, advances to suppliers totaled $395.8 million and $383.3 million, respectively. Two suppliers accounted for 80% and 19% of total advances to suppliers as of June 29, 2014, and 77% and 22% as of December 29, 2013. As of June 29, 2014, the Company has future prepayment obligations through fiscal 2014 totaling $32.9 million.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of June 29, 2014, the outstanding principal balance of our variable interest borrowings was $55.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $508.0 million in money market funds as of June 29, 2014 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of June 29, 2014 and December 29, 2013, investments of $135.5 million and $131.7 million, respectively, are accounted for using the equity method, and $17.3 million and $12.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2015 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,438.0 million as of June 29, 2014. The aggregate estimated fair value of our outstanding convertible debentures was $980.8 million as of December 29, 2013. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,581.8 million and $1,078.9 million as of June 29, 2014 and December 29, 2013, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $1,294.2 million and $882.7 million as of June 29, 2014 and December 29, 2013, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2014 at a reasonable assurance level.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 31, 2014 through April 27, 2014	3,843	$27.06	—	—
April 28, 2014 through May 25, 2014	48,502	$31.82	—	—
May 26, 2014 through June 29, 2014	228,966	$33.34	—	—
	281,311	$32.99	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBITS
Exhibit Number	Description
4.1
Indenture, dated June 11, 2014, by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

4.2	Form of 0.875% Senior Convertible Debenture due 2021 (included within Exhibit 4.1)
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: July 31, 2014	By:	/s/ CHARLES D. BOYNTON

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