Form 10-Q
period 2014-09-28
SUNPOWER CORP
filed 2014-10-29
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

The total number of outstanding shares of the registrant’s common stock as of October 24, 2014 was 131,330,619.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$922,729	$762,511
Restricted cash and cash equivalents, current portion	17,156	13,926
Accounts receivable, net[1]	520,166	360,594
Costs and estimated earnings in excess of billings[1]	46,256	31,787
Inventories	195,342	245,575
Advances to suppliers, current portion	87,837	58,619
Project assets - plants and land, current portion	25,244	69,196
Prepaid expenses and other current assets[1]	795,119	646,270
Total current assets	2,609,849	2,188,478

Restricted cash and cash equivalents, net of current portion	23,894	17,573
Restricted long-term marketable securities	7,182	8,892
Property, plant and equipment, net	538,321	533,387
Solar power systems leased and to be leased, net	361,727	345,504
Project assets - plants and land, net of current portion	67,152	6,411
Advances to suppliers, net of current portion	314,054	324,695
Long-term financing receivables, net	252,382	175,273
Other long-term assets[1]	233,977	298,477
Total assets	$4,408,538	$3,898,690

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$440,613	$443,969
Accrued liabilities	352,724	358,157
Billings in excess of costs and estimated earnings	349,090	308,650
Short-term debt	17,728	56,912
Convertible debt, current portion	240,213	455,889
Customer advances, current portion[1]	37,274	36,883
Total current liabilities	1,437,642	1,660,460

Long-term debt	149,848	93,095
Convertible debt, net of current portion[1]	700,079	300,079
Customer advances, net of current portion[1]	153,493	167,282
Other long-term liabilities	520,116	523,991
Total liabilities	2,961,178	2,744,907
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests in subsidiaries	28,588	—
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both September 28, 2014 and December 29, 2013	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 138,398,641 shares issued, and 131,304,479 outstanding as of September 28, 2014; 126,946,763 shares issued, and 121,535,913 outstanding as of December 29, 2013	131	122
Additional paid-in capital	2,197,790	1,980,778
Accumulated deficit	(695,313)	(806,492)
Accumulated other comprehensive loss	(5,752)	(4,318)
Treasury stock, at cost; 7,094,162 shares of common stock as of September 28, 2014; 5,410,850 shares of common stock as of December 29, 2013	(109,937)	(53,937)
Total stockholders' equity	1,386,919	1,116,153
Noncontrolling interests in subsidiaries	31,853	37,630
Total equity	1,418,772	1,153,783
Total liabilities and equity	$4,408,538	$3,898,690

[1]
The Company has related-party balancesfor transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable,net," "Costs and estimated earnings in excess of billings," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 4, Note 7, Note 8, and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Revenue	$662,734	$657,120	$1,863,027	$1,869,069
Cost of revenue	554,220	463,890	1,497,379	1,508,665
Gross margin	108,514	193,230	365,648	360,404
Operating expenses:
Research and development	17,291	14,903	50,618	41,108
Sales, general and administrative	68,394	63,229	213,821	195,356
Restructuring charges	188	1,114	(990)	1,705
Total operating expenses	85,873	79,246	263,449	238,169
Operating income	22,641	113,984	102,199	122,235
Other income (expense), net:
Interest income	922	258	1,908	839
Interest expense	(17,170)	(28,861)	(53,072)	(80,765)
Other, net	882	(4,159)	2,175	(11,972)
Other expense, net	(15,366)	(32,762)	(48,989)	(91,898)
Income before income taxes and equity in earnings of unconsolidated investees	7,275	81,222	53,210	30,337
Benefit from (provision for) income taxes	8,320	4,575	2,868	(2,920)
Equity in earnings of unconsolidated investees	1,689	1,585	5,408	2,261
Net income	17,284	87,382	61,486	29,678
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	14,749	21,004	49,693	43,577
Net income attributable to stockholders	$32,033	$108,386	$111,179	$73,255

Net income per share attributable to stockholders:
Basic	$0.24	$0.89	$0.87	$0.61
Diluted	$0.20	$0.73	$0.72	$0.55
Weighted-average shares:
Basic	131,204	121,314	127,716	120,604
Diluted	167,117	153,876	158,962	134,859

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$17,284	$87,382	$61,486	$29,678
Components of comprehensive income:
Translation adjustment	(3,777)	1,923	(3,435)	(2,003)
Net unrealized gain (loss) on derivatives (Note 10)	2,148	(2,005)	2,505	(524)
Unrealized loss on investments	—	7	—	—
Income taxes	(425)	379	(504)	100
Net change in accumulated other comprehensive income (loss)	(2,054)	304	(1,434)	(2,427)
Total comprehensive income	15,230	87,686	60,052	27,251
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	14,749	21,004	49,693	43,577
Comprehensive income attributable to stockholders	$29,979	$108,690	$109,745	$70,828

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statement of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2013	$—	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	(27,058)	—	—	—	—	—	111,179	111,179	(22,635)	88,544
Other comprehensive income (loss)	—	—	—	—	—	(1,434)	—	(1,434)	—	(1,434)
Issuance of common stock upon exercise of options	—	75	—	939	—	—	—	939	—	939
Issuance of restricted stock to employees, net of cancellations	—	4,245	2	(2)	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible debt	—	7,131	7	188,256	—	—	—	188,263	—	188,263
Settlement of the 4.75% Bond hedge	—	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	—	41,725	—	—	—	41,725	—	41,725
Tax benefit from convertible debt interest deduction	—	—	—	(1,378)	—	—	—	(1,378)		(1,378)
Tax benefit from stock-based compensation	—	—	—	(293)	—	—	—	(293)	—	(293)
Contributions from noncontrolling interests and redeemable noncontrolling interests	33,521	—	—	—	—	—	—	—	41,790	41,790
Distributions to noncontrolling interests and redeemable noncontrolling interests	(1,866)	—	—	—	—	—	—	—	(941)	(941)
Purchases of treasury stock	—	(1,683)	—	—	(56,000)	—	—	(56,000)	—	(56,000)
Transfer of redeemable noncontrolling interests	23,991	—	—	—	—	—	—	—	(23,991)	(23,991)
Balances at September 28, 2014	$28,588	131,304	$131	$2,197,790	$(109,937)	$(5,752)	$(695,313)	$1,386,919	$31,853	$1,418,772

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$61,486	$29,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,124	73,124
Stock-based compensation	41,940	31,103
Non-cash interest expense	15,991	36,382
Gain from contract termination	—	(51,988)
Equity in earnings of unconsolidated investees	(5,408)	(2,261)
Deferred income taxes and other tax liabilities	(1,893)	2,317
Other, net	25	3,212
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(45,934)	(46,391)
Costs and estimated earnings in excess of billings	(14,469)	(6,168)
Inventories	23,860	(38,543)
Project assets	(33,338)	(42,113)
Prepaid expenses and other assets	(147,351)	119,790
Long-term financing receivables, net	(77,109)	(71,435)
Advances to suppliers	(18,578)	(13,735)
Accounts payable and other accrued liabilities	(15,376)	106,769
Billings in excess of costs and estimated earnings	40,440	27,779
Customer advances	(13,399)	(27,967)
Net cash provided by (used in) operating activities	(113,989)	129,553
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(9,550)	14,944
Purchases of property, plant and equipment	(45,508)	(25,460)
Cash paid for solar power systems, leased and to be leased	(35,559)	(83,619)
Cash paid for solar power systems	(4,917)	—
Proceeds from sales or maturities of marketable securities	1,380	100,947
Proceeds from sale of equipment to third parties	—	645
Purchases of marketable securities	(30)	(99,928)
Cash paid for acquisitions, net of cash acquired	(6,894)	—
Cash paid for investments in unconsolidated investees	(5,013)	(1,411)
Net cash used in investing activities	(106,091)	(93,882)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	395,275	296,283
Cash paid for repurchase of convertible debt	(42,153)	—
Proceeds from settlement of 4.75% Bond Hedge	68,842	—
Payments to settle 4.75% Warrants	(81,077)	—
Proceeds from settlement of 4.50% Bond Hedge	114	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	74,840	—
Proceeds from issuance of project loans, net of issuance costs	—	68,225
Assumption of project loan by customer	(40,672)	—
Proceeds from residential lease financing	—	83,365
Repayment of residential lease financing	(15,686)	—
Proceeds from sale-leaseback financing	23,578	40,757
Repayment of sale-leaseback financing	(1,360)	(5,124)
Contributions from noncontrolling interests and redeemable noncontrolling interests	75,312	73,401
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,808)	—
Proceeds from exercise of stock options	939	98
Purchases of stock for tax withholding obligations on vested restricted stock	(56,000)	(17,584)
Repayment of bank loans, project loans and other debt	(16,540)	(290,098)
Net cash provided by financing activities	382,604	249,323
Effect of exchange rate changes on cash and cash equivalents	(2,306)	1,094
Net increase in cash and cash equivalents	160,218	286,088
Cash and cash equivalents, beginning of period	762,511	457,487
Cash and cash equivalents, end of period	$922,729	$743,575

Non-cash transactions:
Assignment of residential lease receivables to a third-party financial institution	$6,419	$67,400
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$25,808	$43,341
Costs of solar power systems, leased and to be leased, funded by liabilities	$2,389	$2,315
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$17,333	$24,399
Property, plant and equipment acquisitions funded by liabilities	$12,146	$5,628
Issuance of common stock upon conversion of convertible debt	$188,263	$—

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2014 and 2013 are 52-week fiscal years. The third quarter of fiscal 2014 ended on September 28, 2014, while the third quarter of fiscal 2013 ended on September 29, 2013. The third quarters of fiscal 2014 and fiscal 2013 were both 13-week quarters.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard becomes effective for the Company in the first quarter of fiscal 2017 and is to be applied retrospectively using one of two prescribed methods. The Company is evaluating the application method and impact on its consolidated financial statements and disclosures.

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

In March 2013, the FASB and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement became effective retrospectively in the first quarter of the Company's fiscal year 2014 and did not have a material impact on the Company's consolidated financial statements as the requirement is disclosure-based only.

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

The Affiliation Agreement also imposes certain restrictions with respect to the Company's and its Board of Directors' ability to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

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

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021 (see Note 9).

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of September 28, 2014, the Company had $34.3 million of "Costs and estimated earnings in excess of billings" and $38.8 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
EPC and O&M revenue under joint projects	$107,289	$—	$142,790	$—
Research and development expense:
Offsetting contributions received under R&D Agreement	$(724)	$(270)	$(1,277)	$(1,225)
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$3,358	$2,665	$8,704	$6,198
Fees incurred under the Compensation and Funding Agreement	$—	$1,496	$1,200	$4,037
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$1,203	$500
Interest expense incurred on the 0.875% debentures due 2021	$547	$—	$662	$—

Note 3. BALANCE SHEET COMPONENTS

	As of
(In thousands)	September 28, 2014	December 29, 2013
Accounts receivable, net:
Accounts receivable, gross[1,2]	$541,024	$389,152
Less: allowance for doubtful accounts	(18,695)	(26,463)
Less: allowance for sales returns	(2,163)	(2,095)
	$520,166	$360,594

[1]	Includes short-term financing receivables associated with solar power systems leased of $8.8 million and $4.4 million as of September 28, 2014 and December 29, 2013, respectively (see Note 4).

[2]
Includes short-term retainage of $173.1 million and $8.3 million as of September 28, 2014 and December 29, 2013, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	September 28, 2014	December 29, 2013
Inventories:
Raw materials	$42,559	$51,905
Work-in-process	49,308	52,756
Finished goods	103,475	140,914
	$195,342	$245,575

	As of
(In thousands)	September 28, 2014	December 29, 2013
Prepaid expenses and other current assets:
Deferred project costs	$423,441	$275,389
Bond hedge derivative	155,069	110,477
VAT receivables, current portion	15,929	21,481
Deferred costs for solar power systems to be leased	21,881	23,429
Foreign currency derivatives	7,921	4,642
Other receivables	81,440	112,062
Other prepaid expenses	36,584	28,629
Other current assets	52,854	70,161
	$795,119	$646,270

	As of
(In thousands)	September 28, 2014	December 29, 2013
Project assets - plants and land:
Project assets — plants	$79,969	$64,564
Project assets — land	12,426	11,043
	$92,395	$75,607
Project assets - plants and land, current portion	$25,244	$69,196
Project assets - plants and land, net of current portion	$67,152	$6,411

	As of
(In thousands)	September 28, 2014	December 29, 2013
Property, plant and equipment, net:
Manufacturing equipment[3]	$552,212	$538,616
Land and buildings	26,138	26,138
Leasehold improvements	235,212	229,846
Solar power systems[4]	105,138	82,036
Computer equipment	84,973	79,519
Furniture and fixtures	9,288	8,392
Construction-in-process	32,308	11,724
	1,045,269	976,271
Less: accumulated depreciation	(506,948)	(442,884)
	$538,321	$533,387

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $123.2 million and $145.9 million as of September 28, 2014 and December 29, 2013, respectively.

[4]
Includes $74.9 million and $52.6 million of solar power systems associated with sale-leaseback transactions under the financing method as of September 28, 2014 and December 29, 2013, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 4).

	As of
(In thousands)	September 28, 2014	December 29, 2013
Property, plant and equipment, net by geography[5]:
Philippines	$308,913	$321,410
United States	168,831	153,074
Mexico	35,472	32,705
Europe	23,965	25,293
Other	1,140	905
	$538,321	$533,387

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	September 28, 2014	December 29, 2013
Other long-term assets:
Equity method investments	$137,064	$131,739
Retainage[6]	—	88,934
Cost method investments	17,319	12,374
Long-term debt issuance costs	12,688	10,274
Other	66,906	55,156
	$233,977	$298,477

[6]	Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	September 28, 2014	December 29, 2013
Accrued liabilities:
Bond hedge derivatives	$155,075	$110,477
Employee compensation and employee benefits	56,326	50,449
Deferred revenue	24,791	29,287
Short-term residential lease financing	1,364	14,436
Interest payable	5,958	10,971
Short-term warranty reserves	11,073	10,426
Restructuring reserve	1,490	7,134
VAT payables	10,236	7,089
Foreign currency derivatives	2,244	6,170
Other	84,167	111,718
	$352,724	$358,157

	As of
(In thousands)	September 28, 2014	December 29, 2013
Other long-term liabilities:
Deferred revenue	$177,806	$176,925
Long-term warranty reserves	143,670	138,946
Long-term sale-leaseback financing	87,253	65,944
Long-term residential lease financing	27,669	31,933
Unrecognized tax benefits	27,098	28,927
Other	56,620	81,316
	$520,116	$523,991

	As of
(In thousands)	September 28, 2014	December 29, 2013
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(7,201)	$(3,766)
Net unrealized income (loss) on derivatives	1,700	(805)
Deferred taxes	(251)	253
	$(5,752)	$(4,318)

Note 4. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013, respectively:

	As of
(In thousands)	September 28, 2014	December 29, 2013
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$369,759	$324,202
Solar power systems to be leased	15,073	36,645
	384,832	360,847
Less: accumulated depreciation	(23,105)	(15,343)
	$361,727	$345,504

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

[2]
As of September 28, 2014 and December 29, 2013, the Company has pledged solar assets with an aggregate book value of $141.7 million and $147.7 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of September 28, 2014:

(In thousands)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$3,442	11,782	11,802	11,837	11,880	178,366	$229,109

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of September 28, 2014 and December 29, 2013, respectively, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	September 28, 2014	December 29, 2013
Financing receivables:
Minimum lease payments receivable[1]	$301,392	$217,666
Unguaranteed residual value	31,518	23,366
Unearned income	(71,737)	(61,326)
Net financing receivables	$261,173	$179,706
Current	$8,791	$4,433
Long-term	$252,382	$175,273

[1]	Net of allowance for doubtful accounts.

As of September 28, 2014, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$3,804	14,287	14,458	14,642	14,832	239,369	$301,392

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain programs the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the consolidated financial statements. As of September 28, 2014, and December 29, 2013, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.0 million and $46.4 million, respectively (see Note 3).
The Company has entered into a total of seven facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended September 28, 2014, the Company received $22.5 million and $75.3 million, respectively, in contributions from investors under the related facilities and attributed $14.7 million and $49.7 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors. By comparison, during the three and nine months ended September 29, 2013, the Company received $29.5 million and $73.4 million, respectively, in contributions from investors under these facilities and attributed $21.0 million and $43.6 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors.

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over minimum lease terms of up to 20 years. Separately, the Company enters into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with durations of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of September 28, 2014, future minimum lease obligations associated with these systems was $97.5 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 3). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 3). As of September 28, 2014, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $80.3 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 28, 2014 or December 29, 2013.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of September 28, 2014 and December 29, 2013, respectively:

	September 28, 2014			December 29, 2013
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$463,001	$463,001	$—	$358,001	$358,001	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 9)	155,069	—	155,069	110,477	—	110,477
Foreign currency derivatives (Note 10)	7,921	—	7,921	4,642	—	4,642
Other long-term assets:
Foreign currency derivatives (Note 10)	—	—	—	588	—	588
Total assets	$625,991	$463,001	$162,990	$473,708	$358,001	$115,707
Liabilities
Accrued liabilities:
Debt derivatives (Note 9)	$155,075	$—	$155,075	$110,477	$—	$110,477
Foreign currency derivatives (Note 10)	2,244	—	2,244	6,170	—	6,170
Other long-term liabilities:
Foreign currency derivatives (Note 10)	—	—	—	555	—	555
Total liabilities	$157,319	$—	$157,319	$117,202	$—	$117,202

[1]
The Company's cash equivalents consist of money market fund instruments and commercial paper that are classified as available-for-sale and are highly liquid investments with original maturities of 90 days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 9) and the embedded cash conversion option within the 4.50% debentures due 2015 (as defined in Note 9) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments were determined utilizing the following Level 1 and Level 2 inputs:

	As of [1]
	September 28, 2014	December 29, 2013
Stock price	$36.11	$28.91
Exercise price	$22.53	$22.53
Interest rate	0.29%	0.33%
Stock volatility	54.9%	57.7%
Credit risk adjustment	0.21%	0.71%
Maturity date	February 18, 2015	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds that are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of September 28, 2014 and December 29, 2013, these bonds had a carrying value of $7.2 million and $8.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company holds equity investments in non-consolidated entities that are accounted for under the both equity and cost method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer.

As of September 28, 2014 and December 29, 2013, the Company had $137.1 million and $131.7 million, respectively, in investments accounted for under the equity method (see Note 8). As of September 28, 2014 and December 29, 2013, the Company had $17.3 million and $12.4 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Equity and Cost Method Investees:

	As of
(In thousands)	September 28, 2014	December 29, 2013
Accounts receivable	$23,689	$11,780
Accounts payable	$37,355	$51,499
Other long-term assets:
Long-term note receivable	$3,279	$3,688

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Payments made to investees for products/services	$118,890	$117,872	$363,209	$364,703

Note 6. RESTRUCTURING

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market, which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of September 28, 2014. The Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring reserve activity during the nine months ended September 28, 2014:

	Nine Months Ended
(In thousands)	December 29, 2013	Charges (Benefits)	Payments	September 28, 2014
Severance and benefits	3,961	(1,657)	(1,875)	429
Lease and related termination costs	1,609	382	(1,587)	404
Other costs[1]	1,564	285	(1,192)	657
Total restructuring liabilities	$7,134	$(990)	$(4,654)	$1,490

[1]	Other costs primarily represent associated legal services.

Note 7. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of September 28, 2014, future minimum lease payments for facilities under operating leases was $57.5 million, to be paid over the remaining contractual terms of up to 10 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of September 28, 2014, future minimum lease payments for assets under capital leases was $5.3 million, to be paid over the remaining contractual terms of up to 10 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 28, 2014 are as follows:

(In thousands)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total[1,2]
Future purchase obligations	$557,109	358,634	324,968	292,181	182,517	341,541	$2,056,950

[1]	Total future purchase obligations as of September 28, 2014 include $91.8 million to related parties.

[2]	Total future purchase obligations was composed of $230.7 million related to non-cancellable purchase orders and $1.8 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and nine months ended September 28, 2014, the Company made additional advance payments totaling $16.4 million and $49.3 million, respectively, in accordance with the terms of existing long-term supply agreements. As of September 28, 2014 and December 29, 2013, advances to suppliers totaled $401.9 million and $383.3 million, respectively, of which $87.8 million and $58.6 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 82% and 18% of total advances to suppliers as of September 28, 2014, and 77% and 22% as of December 29, 2013. As of September 28, 2014, the Company has remaining future prepayment obligations totaling $16.4 million through the end of fiscal 2014 .

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of September 28, 2014 is as follows:

(In thousands)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total
Estimated utilization of advances from customers	$7,020	34,850	22,713	27,039	27,039	72,106	$190,767

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of September 28, 2014 and December 29, 2013, outstanding advance payments received from AUOSP totaled $170.8 million and $181.3 million, respectively, of which $17.3 million and $14.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and nine months ended September 28, 2014 and September 29, 2013, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance at the beginning of the period	$150,793	$126,293	$149,372	$117,172
Accruals for warranties issued during the period	9,112	9,643	18,613	21,995
Settlements made during the period	(5,162)	(1,161)	(13,242)	(4,392)
Balance at the end of the period	$154,743	$134,775	$154,743	$134,775

Contingent Obligations

Project agreements often require the Company to undertake obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically, the Company's systems have performed significantly above the performance guarantee thresholds, and there have been no cases in which the Company has had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 8). As of September 28, 2014, the Company has future financing obligations through 2014 totaling $243.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $27.1 million and $28.9 million as of September 28, 2014 and December 29, 2013, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act ("Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

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

Legal Matters

Derivative Litigation

Derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of the Company's current and former officers and directors. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserted state-law claims for breach of fiduciary duty and contribution and indemnification, and sought an unspecified amount of damages. On December 19, 2013, the parties executed a stipulated settlement agreement, providing that all claims against all defendants would be released and dismissed with prejudice, and that the Company would not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which would be paid from the proceeds of directors and officers liability insurance. At a hearing on August 22, 2014, the Superior Court of California for Santa Clara County entered an order providing for final approval of the stipulated settlement and dismissing that action with prejudice. On September 9, 2014, the court in the consolidated federal derivative action dismissed that action with prejudice. Those dismissals are now final. On October 22, 2014, the Delaware Chancery Court entered an order dismissing the Delaware derivative action with prejudice.

Tax Benefit Indemnification Litigation

On March 19, 2014, the Company received notice that a lawsuit had been filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and intends to vigorously contest the claim. On May 5, 2014, SunPower Systems filed a demurrer to NRG’s complaint, which remains pending. The Court sustained the demurrer with leave to amend. NRG filed its amended complaint on September 3, 2014. The Company filed a demurrer to NRG's amended complaint on September 22, 2014, and that demurrer is scheduled to be heard on November 18, 2014. The Court has not yet set a trial date or case schedule. The company is currently unable to determine if the resolution of this matter will have an adverse effect on the company's financial position, liquidity or results of operations.

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

Note 8. EQUITY METHOD INVESTMENTS

As of September 28, 2014 and December 29, 2013, the Company's carrying value of its equity method investments totaled $137.1 million and $131.7 million, respectively, and is classified as “Other long-term assets” in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statement of Operations.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of September 28, 2014, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment.

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

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	September 28, 2014				December 29, 2013
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$400,000	$400,000	$—	$—	$—	$—
0.75% debentures due 2018	300,000	—	300,000	300,000	300,000	—	300,000	300,000
4.50% debentures due 2015	249,716	240,213	—	240,213	250,000	225,889	—	225,889
4.75% debentures due 2014	—	—	—	—	230,000	230,000	—	230,000
0.75% debentures due 2015	79	—	79	79	79	—	79	79
IFC mortgage loan	47,500	15,000	32,500	47,500	62,500	15,000	47,500	62,500
CEDA loan	30,000	—	30,000	30,000	30,000	—	30,000	30,000
Credit Agricole revolving credit facility	—	—	—	—	—	—	—	—
Other debt[1]	84,760	1,756	83,004	84,760	50,926	41,227	9,699	50,926
	$1,112,055	$256,970	$845,583	$1,102,552	$923,505	$512,116	$387,278	$899,394

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 7. "Commitments and Contingencies" to these consolidated financial statements.

As of September 28, 2014 the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	2014 (remaining three months)	2015	2016	2017	2018	Thereafter	Total
Aggregate future maturities of outstanding debt	$325	266,454	16,784	16,883	304,503	507,106	$1,112,055

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	September 28, 2014			December 29, 2013
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$400,000	$400,000	$443,432	$—	$—	$—
0.75% debentures due 2018	300,000	300,000	467,847	300,000	300,000	367,578
4.50% debentures due 2015	240,213	249,716	411,407	225,889	250,000	343,895
4.75% debentures due 2014	—	—	—	230,000	230,000	269,252
0.75% debentures due 2015	79	79	80	79	79	102
	$940,292	$949,795	$1,322,766	$755,968	$780,079	$980,827

[1]	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

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

4.50% Debentures Due 2015

In 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures due 2015"). Interest is payable semi-annually, beginning on September 15, 2010. If not earlier repurchased or converted, the 4.50% debentures due 2015 mature on March 15, 2015. The 4.50% debentures due 2015 are convertible, upon certain events and restrictions, only into cash, and not into shares of the Company's common stock (or any other securities) at an initial conversion price of $22.53 per share. The conversion price is subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver cash in an amount calculated by reference to the price of its common stock over the applicable observation period.

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

During the three and nine months ended September 28, 2014, the Company recognized a non-cash gain of $56.7 million and non-cash loss of $44.6 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. During the three and nine months ended September 29, 2013 the Company recognized a non-cash loss of $36.0 million and $94.3 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrently with the issuance of the 4.50% debentures due 2015, the Company entered into privately-negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represent a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. Assuming full performance by the counterparties (and 4.50% Warrants strike prices above the conversion price of the 4.50% debentures due 2015), the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

Under the terms of the 4.50% Bond Hedge, the Company bought options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the 4.50% Warrants the Company sold warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures due 2015.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The fair value of the 4.50% Bond Hedge is classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

During the three and nine months ended September 28, 2014, the Company recognized a non-cash loss of $56.7 million and non-cash gain of $44.6 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During the three and nine months ended September 29, 2013, the Company recognized a non-cash gain of $36.0 million and $94.3 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, we borrowed $75.0 million and are required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 3). As of both September 28, 2014 and December 29, 2013, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on the Company.

July 2013 Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The Company may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of the Company's obligations under the related facility. On January 31, 2014, as contemplated by the facility, (i) the Company's obligations under the facility became secured by a pledge of certain accounts receivable and inventory; (ii) certain of the Company's subsidiaries entered into guarantees of the facility; and (iii) Total S.A.'s guarantee of the Company's obligations under the facility expired. Until the expiration of the guarantee on January 31, 2014, the Company was required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the revolving credit facility.

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

As of September 28, 2014 and December 29, 2013, the Company had no outstanding borrowings under the revolving credit facility.

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

Other Debt

During fiscal 2014, the Company entered into two long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2014 the Company drew down $74.8 million of proceeds, net of issuance costs, under the loan agreements.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of September 28, 2014 was $8.7 million.

Other debt is further composed of non-recourse project loans in EMEA which are scheduled to mature through 2028.

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement (see Note 2). The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company, in an aggregate amount not to exceed $878.0 million for the period from January 1, 2014 through December 31, 2014. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

As of September 28, 2014 and December 29, 2013, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $730.0 million and $736.0 million, respectively.

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

As of September 28, 2014 and December 29, 2013, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $1.2 million and $2.4 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 10. FOREIGN CURRENCY DERIVATIVES

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 28, 2014	December 29, 2013
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$2,182	$615
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	9	35
Foreign currency option contracts	Other long-term assets	—	588
		$2,191	$1,238
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$460	$381
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	5,270	3,611
		$5,730	$3,992

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$5	$1,595
Foreign currency option contracts	Other long-term liabilities	—	555
		$5	$2,150

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$460	$386
Foreign currency forward exchange contracts	Accrued liabilities	1,779	4,189
		$2,239	$4,575

	September 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,921	$—	$7,921	$1,968	$—	$5,953
Derivative liabilities	$2,244	$—	$2,244	$1,968	$—	$276

	December 29, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets. but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,230	$—	$5,230	$4,512	$—	$718
Derivative liabilities	$6,725	$—	$6,725	$4,512	$—	$2,213

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(448)	$1,238	$(805)	$(243)
Unrealized gain (loss) recognized in OCI (effective portion)	2,351	(1,454)	2,213	550
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(203)	(551)	292	(1,074)
Net gain (loss) on derivatives	$2,148	$(2,005)	$2,505	$(524)
Gain (loss) in OCI at the end of the period	$1,700	$(767)	$1,700	$(767)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(42)	$(1,620)	$769	$(2,123)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$3,254	$(1,950)	$3,460	$(5,103)

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

The Company's cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses. To protect financial performance, the Company enters into foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than their functional currencies.

As of September 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $46.6 million and $19.1 million, respectively. As of December 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $105.9 million and $42.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of September 28, 2014, the Company held option contracts and forward contracts with an aggregate notional value of zero and $53.2 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from September 2014 to March 2015. The Company held option contracts and forward contracts with an aggregate notional value of $9.4 million and $32.1 million, respectively, as of December 29, 2013, to hedge balance sheet exposure.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties to these option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any single counterparty. In addition, the derivative contracts are limited to a time period of 12 months or less and the Company continuously evaluates the credit standing of its counterparties.

Note 11. INCOME TAXES

In the three and nine months ended September 28, 2014, the Company's income tax benefit of $8.3 million and $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $7.3 million and $53.2 million, respectively, was primarily due to an increase in forecasted profit before tax for the fiscal period, provision to return adjustments, and acquired deferred tax liabilities used to reduce the valuation allowance, partially offset by state taxes and the recognition of previously unrecognized tax benefits. In the three and nine months ended September 29, 2013, the Company's income tax benefit of $4.6 million and income tax provision of $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $81.2 million and $30.3 million respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes and the recognition of a previously unrecognized tax benefit.

Note 12. NET INCOME PER SHARE

The Company calculates net income per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic net income per share:
Numerator
Net income attributable to stockholders	$32,033	$108,386	$111,179	$73,255
Denominator
Basic weighted-average common shares	131,204	121,314	127,716	120,604

Basic net income per share	$0.24	$0.89	$0.87	$0.61

Diluted net income per share:
Numerator
Net income attributable to stockholders	$32,033	$108,386	$111,179	$73,255
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	551	551	1,552	744
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	858	—	1,039	—
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	—	2,677	—	—
Net income available to common stockholders	$33,442	$111,614	$113,770	$73,999
Denominator
Basic weighted-average common shares	131,204	121,314	127,716	120,604
Effect of dilutive securities:
Stock options	79	119	93	106
Restricted stock units	4,110	5,328	4,803	4,302
Upfront Warrants (held by Total)	7,525	6,377	7,344	4,429
Warrants (under the CSO2015)	3,970	—	3,326	—
Warrants (under the CSO2014)	—	—	349	—
0.75% debentures due 2018	12,026	12,026	12,026	5,418
0.875% debentures due 2021	8,203	—	3,305	—
	—	8,712	—	—
Dilutive weighted-average common shares	167,117	153,876	158,962	134,859

Dilutive net income per share	$0.20	$0.73	$0.72	$0.55

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. Holders of the Warrants under the CSO2015 and CSO2014, may acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. If the market price per share of the Company's common stock for the period exceeds the established strike price of the respective warrants, they will have a dilutive effect on its diluted net income per share using the treasury-stock-type method. In February 2014, the CSO2014 was settled, leaving none of the related Warrants outstanding (see Note 9).

Holders of the Company's 0.875% debentures due 2021, 0.75% debentures due 2018, and the 4.75% debentures due 2014 may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures matured and were fully settled in both cash and shares of the Company's common stock during the quarter (see Note 9).

Holders of the Company's 4.50% debentures due 2015 may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Stock options	118	184	139	205
Restricted stock units	368	1,537	375	2,047
Warrants (under the CSO2015)	—	*	—	*
Warrants (under the CSO2014)	n/a	*	—	*
0.875% debentures due 2021	—	n/a	—	n/a
4.75% debentures due 2014	n/a	—	3,347	8,712

* The Company's average stock price during the period did not exceed the exercise price of the related warrants during the period.

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of Americas revenue	$2,310	$1,295	$6,218	$3,209
Cost of EMEA revenue	408	803	1,574	1,862
Cost of APAC revenue	1,254	827	3,086	2,081
Research and development	2,023	1,390	5,732	3,737
Sales, general and administrative	7,730	7,767	25,330	20,214
Total stock-based compensation expense	$13,725	$12,082	$41,940	$31,103

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Restricted stock units	$13,376	$12,402	$41,724	$31,599
Change in stock-based compensation capitalized in inventory	349	(320)	216	(496)
Total stock-based compensation expense	$13,725	$12,082	$41,940	$31,103

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

The following tables present information by region; including revenue, gross margin, and depreciation and amortization.

	Three Months Ended		Nine Months Ended
(In thousands):	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue
Americas	$517,799	$442,091	$1,321,870	$1,293,822
EMEA	44,633	120,712	235,600	296,374
APAC	100,302	94,317	305,557	278,873
Total revenue	662,734	657,120	1,863,027	1,869,069
Cost of revenue
Americas	414,615	306,024	1,022,709	1,008,044
EMEA	46,029	100,605	200,123	289,495
APAC	93,576	57,261	274,547	211,126
Total cost of revenue	554,220	463,890	1,497,379	1,508,665
Gross margin
Americas	103,184	136,067	299,161	285,778
EMEA	(1,396)	20,107	35,477	6,879
APAC	6,726	37,056	31,010	67,747
Total gross margin	$108,514	$193,230	$365,648	$360,404

	Three Months Ended		Nine Months Ended
Depreciation and amortization by region (in thousands):	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Americas	$16,136	$10,987	$43,892	$32,725
EMEA	$2,239	$6,429	$10,172	$17,944
APAC	$7,352	$7,306	$21,060	$22,224

The following tables present information by significant customers and categories.

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue):		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	36%	33%	37%	21%
NRG Solar, Inc.	Americas	*	*	*	23%
Customer C	Americas	16%	*	*	*
* denotes less than 10% during the period

	Three Months Ended		Nine Months Ended
Revenue by Significant Category (in thousands):	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Solar power products[1]	$209,864	$223,952	$685,654	$648,235
Solar power systems[2]	402,244	378,477	1,030,851	1,083,002
Residential leases[3]	30,941	31,575	102,352	95,498
Other revenue[4]	19,685	23,116	44,170	42,334
	$662,734	$657,120	$1,863,027	$1,869,069

[1]	Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the three months ended September 28, 2014 and September 29, 2013 is as follows:

	September 28, 2014
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$559,274	$44,633	$100,302	$105,201	18.8%	$4,316	9.7%	$8,167	8.1%
Utility and power plant projects	(41,475)	—	—	721		—		—
Stock-based compensation	—	—	—	(2,310)		(408)		(1,254)
Non-cash interest expense	—	—	—	(452)		(60)		(187)
Other	—	—	—	24		(5,244)		—
GAAP	$517,799	$44,633	$100,302	$103,184	19.9%	$(1,396)	(3.1)%	$6,726	6.7%

	September 29, 2013
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$404,422	$120,712	$94,317	$85,768	21.2%	$11,622	9.6%	$21,088	22.4%
Utility and power plant projects	37,669	—	—	26,323		—		—
Gain on contract termination	—	—	—	25,604		9,395		16,988
Stock-based compensation	—	—	—	(1,295)		(803)		(827)
Non-cash interest expense	—	—	—	(291)		(107)		(193)
Other	—	—	—	(42)		—		—
GAAP	$442,091	$120,712	$94,317	$136,067	30.8%	$20,107	16.7%	$37,056	39.3%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the nine months ended September 28, 2014 and September 29, 2013 is as follows:

	September 28, 2014
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$1,467,831	$235,600	$305,557	$311,908	21.2%	$42,576	18.1%	$34,669	11.3%
Utility and power plant projects	(145,961)	—	—	(5,285)		—		—
Stock-based compensation	—	—	—	(6,218)		(1,574)		(3,086)
Non-cash interest expense	—	—	—	(1,244)		(281)		(573)
Other	—	—	—	—		(5,244)		—
GAAP	$1,321,870	$235,600	$305,557	$299,161	22.6%	$35,477	15.1%	$31,010	10.1%

	September 29, 2013
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$1,269,552	$296,374	$278,201	$322,585	25.4%	$(100)	—%	$52,968	19.0%
Utility and power plant projects	24,270	—	—	(57,957)		—		—
Gain on contract termination	—	—	—	25,604		9,395		16,988
Stock-based compensation	—	—	—	(3,209)		(1,862)		(2,081)
Non-cash interest expense	—	—	—	(802)		(368)		(542)
Other	—	—	672	(443)		(186)		414
GAAP	$1,293,822	$296,374	$278,873	$285,778	22.1%	$6,879	2.3%	$67,747	24.3%

Note 15. SUBSEQUENT EVENTS

October 2014 Quinto Solar Project Financing
On October 17, 2014, Solar Star California XIII, LLC (the “Project Company”), a wholly-owned subsidiary of the Company, entered into an approximately $377 million credit facility with Santander Bank, N.A., Mizuho Bank, Ltd. and Credit Agricole Corporate & Investment Bank (the “Quinto Credit Facility”) in connection with the planned construction of the approximately 135 MW Quinto Solar Energy Project, located in Merced County, California (the “Project”).  The Quinto Credit Facility contains representations and warranties, affirmative and negative covenants and other terms customary in the project finance commercial bank lending markets.
 The Quinto Credit Facility includes approximately $318 million in construction loan commitments and approximately $59 million in letter of credit commitments. Principal and accrued interest on the construction loans are convertible into term loans following the end of the construction period.  The Quinto Credit Facility matures at the end of the seventh year following the term loan conversion, with semi-annual principal payments computed on a 19-year amortization schedule and a balloon payment at maturity. Generally, borrowings under the Quinto Credit Facility will bear interest according to either a base rate or an applicable LIBOR rate plus the applicable margin. All outstanding indebtedness under the Quinto Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty, other than customary breakage costs. The Company has committed to invest approximately $139 million of equity in the Project Company. The Quinto Credit Facility is secured by the assets of, and equity in, the Project Company, but is otherwise non-recourse to the Company and its other affiliates.
Proceeds from the Quinto Credit Facility will be used primarily to fund the construction of the Project under a turnkey engineering, procurement and construction agreement between the Project Company and SunPower Corporation, Systems, a wholly-owned subsidiary of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, our manufacturing capacity and manufacturing costs, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 29, 2013, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2014 and 2013 are 52-week fiscal years. The third quarter of fiscal 2014 ended on September 28, 2014, while the third quarter of fiscal 2013 ended on September 29, 2013. Both the third quarter of fiscal 2014 and 2013 were 13-week quarters. Fiscal 2014 will end on December 28, 2014.

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

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of September 28, 2014:

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

As of September 28, 2014, an aggregate of approximately $1.0 billion of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of September 28, 2014:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition[1]
Henrietta Solar Project	California	128	PG&E	2016
Quinto Solar Project	California	135	Southern California Edison	2015
Hooper Solar Project	Colorado	60	Public Service Company of Colorado	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Americas	$517,799	$442,091	17%	$1,321,870	$1,293,822	2%
EMEA	44,633	120,712	(63)%	235,600	296,374	(21)%
APAC	100,302	94,317	6%	305,557	278,873	10%
Total revenue	$662,734	$657,120	1%	$1,863,027	$1,869,069	—%

Total Revenue:  Our total revenue remained flat during the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013. Flat revenue over the three month period was primarily due to an increase in revenue recognition on solar power systems, offset by decreased revenue related to solar power products, whereas flat revenue during the nine month period was primarily due to a decrease in revenue recognition on solar power systems, offset by increased revenue related to solar power products.

Concentrations: Sales outside the Americas Segment represented approximately 22% of total revenue recognized during the three months ended September 28, 2014 as compared with 33% of total revenue recognized during the three months ended September 29, 2013. The decrease in percentage of revenue outside the Americas Segment is primarily driven by lower revenue recognized within the EMEA region due to substantial completion of revenue recognition on certain utility-scale solar power systems. Sales outside the Americas Segment represented 29% of total revenue recognized during the nine months ended September 28, 2014 as compared with 31% of total revenue recognized during the nine months ended September 29, 2013. The decrease in percentage of revenue outside the Americas Segment is primarily driven by an increase in revenue within the Americas Segment, combined with a decline in revenue in the Middle East and Africa that was partially offset by an increase in component sales within the APAC Segment, primarily in Japan.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and nine months ended September 28, 2014 and September 29, 2013, respectively.

		Three Months Ended		Nine Months Ended
Revenue		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	36%	33%	37%	21%
NRG Solar, Inc.	Americas	*	*	*	23%
Customer C	Americas	16%	*	*	*

*	denotes less than 10% during the period

Americas Revenue: Americas revenue increased 17% and 2% during the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013, respectively, primarily due to an increase in revenue recognized on certain construction and development projects during the interim period.

EMEA Revenue:  EMEA revenue decreased 63% and 21% during the three and nine months ended September 28, 2014 as compared to the three months and nine months ended September 29, 2013, respectively, primarily due to revenue recognized on projects under construction in fiscal 2013, which were substantially completed or sold during the interim period.

APAC Revenue: APAC revenue increased 6% and 10% during the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013 due to additional component sales made under long-term supply agreements, primarily in Japan.

Revenue recognized during the three and nine months ended September 28, 2014 and September 29, 2013, respectively, for each of the below categories was as follows:

	Three Months Ended		Nine Months Ended
Revenue by Significant Category (in thousands):	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Solar power products[1]	$209,864	$223,952	$685,654	$648,235
Solar power systems[2]	402,244	378,477	1,030,851	1,083,002
Residential leases[3]	30,941	31,575	102,352	95,498
Other revenue[4]	19,685	23,116	44,170	42,334
	$662,734	$657,120	$1,863,027	$1,869,069

[1]	Solar power products represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

[2]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[3]	Residential leases represents revenue recognized on solar power systems leased to customers under our solar lease program.

[4]	Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance and commercial power purchase agreements.

Solar Power Products: Revenue related to solar power products decreased by 6% during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 primarily due to a decrease in direct sales made through our global dealer network, partially offset by an increase in component sales made under long-term supply agreements within the APAC region. Revenue related to solar power products increased by 6% during the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 primarily due to additional component sales made under long-term supply agreements, within both the EMEA and APAC regions.

Solar Power Systems: Revenue related to our solar power systems increased 6% in the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 due to additional revenue recognized on new construction and development contracts. Revenue related to our solar power systems decreased 5% in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 due to substantial completion of revenue recognition on certain large-scale solar power systems during the interim period, partially offset by additional revenue recognized on new construction and development contracts.

Residential Leases: Revenue recognized in connection with our residential lease program decreased 2% during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 primarily attributable to fewer leased solar power systems placed in service. Revenue recognized in connection with our residential lease program increased 7% in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 primarily attributable to additional leased solar power systems placed in service.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Americas	$414,615	$306,024	35%	$1,022,709	$1,008,044	1%
EMEA	46,029	100,605	(54)%	200,123	289,495	(31)%
APAC	93,576	57,261	63%	274,547	211,126	30%
Total cost of revenue	$554,220	$463,890	19%	$1,497,379	$1,508,665	(1)%
Total cost of revenue as a percentage of revenue	84%	71%		80%	81%
Total gross margin percentage	16%	29%		20%	19%

Total Cost of Revenue: Our total cost of revenue increased 19% during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 primarily as a result of a non-recurring $52 million gain that occurred the third quarter of fiscal 2013 that was associated with the termination of a third-party supply contract. Our total cost of revenue decreased 1% during the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 primarily as a result of the substantial completion of recognition of revenue and corresponding costs of certain large-scale solar power systems.

Gross Margin

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Americas	20%	31%	(11)%	23%	22%	1%
EMEA	(3)%	17%	(20)%	15%	2%	13%
APAC	7%	39%	(32)%	10%	24%	(14)%

Americas Gross Margin: Gross margin for our Americas Segment decreased 11 percentage points during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013, primarily as a result of a $25.6 million non-recurring gain in the third quarter of fiscal 2013 that was associated with the termination of a third-party supply contract. Gross margin increased 1 percentage point during the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 as a result of favorable margins on large utility-scale solar power systems recognized in fiscal 2014, partially offset by the aforementioned non-recurring benefit in the 2013 period.

EMEA Gross Margin: Gross margin for our EMEA Segment decreased 20 percentage points during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013, resulting in a negative margin, primarily due to reserves associated with VAT receivables and the termination of a third-party supply contract in the 2014 period. The decrease was also a result of a $9.4 million non-recurring gain in the third quarter of fiscal 2013 that was associated with the termination of a separate third-party supply contract. Gross margin for our EMEA Segment increased 13 percentage points during the nine months ended September 28, 2014 as compared to nine months ended September 29, 2013 as a result of more favorable margins on ongoing solar power projects, increased activity in component sales within the region, and recoveries in average selling prices, partially offset by the aforementioned non-recurring benefit in the 2013 period.

APAC Gross Margin: Gross margin for our APAC Segment decreased 32 percentage points during the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 primarily as a result of a $17.0 million non-recurring gain in the third quarter of fiscal 2013 that was associated with the termination of a third-party supply contract. Gross margin for our APAC Segment decreased 14 percentage points during the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 as a result of declines in average selling prices and an increase in the volume of components sold in the 2014 period, primarily in Japan, and also because of the aforementioned non-recurring benefit in the 2013 period.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
R&D	$17,291	$14,903	16%	$50,618	$41,108	23%
As a percentage of revenue	3%	2%		3%	2%

R&D expense increased $2.4 million and $9.5 million in the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013 primarily due to increased activity for programs related to our next generation solar technology, offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
SG&A	$68,394	$63,229	8%	$213,821	$195,356	9%
As a percentage of revenue	10%	10%		11%	10%

SG&A expense increased $5.2 million and $18.5 million in the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013 primarily due to an increase in marketing activities.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Restructuring charges	188	1,114	(83)%	(990)	1,705	(158)%
As a percentage of revenue	0%	0%		0%	0%

Restructuring charges in the three and nine months ended September 28, 2014 and September 29, 2013 were minimal due to the substantial completion of activities associated with our restructuring plans approved in fiscal 2012 and 2011. We expect to continue to incur restructuring costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

See Note 6 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Interest income	$922	$258	257%	$1,908	$839	127%
Interest expense	(17,170)	(28,861)	(41)%	(53,072)	(80,765)	(34)%
Other, net	882	(4,159)	(121)%	2,175	(11,972)	(118)%
Other expense, net	$(15,366)	$(32,762)	(53)%	$(48,989)	$(91,898)	(47)%
As a percentage of revenue	(2)%	(5)%		(3)%	(5)%

Other expense, net decreased $17.4 million and $42.9 million during the three and nine months ended September 28, 2014 as compared to the three and nine months ended September 29, 2013 primarily driven by a decrease in interest expense due to the expiration of the Liquidity Support Agreement and the maturity of the 4.75% debentures due in April 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Benefit from (provision for) income taxes	$8,320	$4,575	82%	$2,868	$(2,920)	(198)%
As a percentage of revenue	1%	1%		—%	—%

In the three and nine months ended September 28, 2014, our income tax benefit of $8.3 million and $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $7.3 million and $53.2 million, respectively, was primarily due to an increase in forecasted profit before tax for the fiscal period, provision to return adjustments, and acquired deferred tax liabilities used to reduce the valuation allowance, partially offset by state taxes and the recognition of previously unrecognized tax benefits. In the three and nine months ended September 29, 2013, our income tax benefit of $4.6 million and income tax provision of $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $81.2 million and $30.3 million respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes and the recognition of a previously unrecognized tax benefit.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of September 28, 2014, we believe there is insufficient evidence to realize additional deferred tax assets in the near term.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Equity in earnings of unconsolidated investees	$1,689	$1,585	7%	$5,408	$2,261	139%
As a percentage of revenue	0.3%	0.2%		0.3%	0.1%

Our equity in earnings of unconsolidated investees in the three and nine months ended September 28, 2014 and September 29, 2013 increased $0.1 million and $3.1 million, respectively, primarily due to increased activities at our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP").

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Net income	$17,284	$87,382	(80)%	$61,486	$29,678	107%

In the three months ended September 28, 2014 our net income decreased $70.1 million as compared to the three months ended September 29, 2013. The decrease in net income was primarily driven by: (i) a $84.7 million decrease in gross margin, $52 million of which is attributable to a non-recurring gain that occurred the third quarter of fiscal 2013 that was associated with the termination of a third-party supply contract, and (ii) a $6.6 million increase in operating expenses. The decrease was partially offset by (i) a $3.7 million decrease in income taxes and (iii) a $17.4 million decrease in Other expense, net due to lower interest expense as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014.

In the nine months ended September 28, 2014 our net income increased $31.8 million as compared to the nine months ended September 29, 2013. The increase in net income was primarily driven by: (i) a $5.2 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized coupled with an overall decrease in material and installation costs, and (ii) a $42.9 million decrease in Other expense, net due to lower interest expense primarily as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014, but was partially offset by (iii) a $25.3 million increase in operating expenses.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$14,749	$21,004	(30)%	$49,693	$43,577	14%

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. We apply the hypothetical liquidation value method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario. In the three months ended September 28, 2014 and September 29, 2013, we attributed $14.7 million and $21.0 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $6.3 million decrease in loss attributable to these third-party investors is primarily the result of lower number of leases placed in service quarter over quarter.

In the nine months ended September 28, 2014 and September 29, 2013, we attributed $49.7 million and $43.6 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $6.1 million increase in loss attributable to these third-party investors is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013
Net cash provided by (used in) operating activities	$(113,989)	$129,553
Net cash used in investing activities	$(106,091)	$(93,882)
Net cash provided by financing activities	$382,604	$249,323

Operating Activities

Net cash used in operating activities in the nine months ended September 28, 2014 was $114.0 million and was primarily the result of: (i) a $77.1 million increase in long-term financing receivables related to an increase in leases placed in service; (ii) $147.4 million increase in prepaid expenses and other assets primarily related to unrealized gain on bond hedge activity; (iii) $33.3 million increase in project assets primarily related to our Quinto Solar Energy project and (iv) a $43.5 million net increase in other assets, net of liabilities. This was partially offset by: (i) $125.8 million in other net non-cash charges primarily related to depreciation, non-cash interest charges, and stock based compensation and (ii) net income of $61.5 million.

Net cash provided by operating activities in the nine months ended September 29, 2013 was $129.6 million and was primarily the result of: (i) a net income of $29.7 million; (ii) a $106.8 million increase in accounts payable and other accrued liabilities; (iii) a decrease of $119.8 million in prepaid expense and other assets primarily related to deferred costs associated with several large utility-scale solar projects; and (iv) other net non-cash charges of $143.8 million including a non-recurring, non-cash gain of $52.0 million on contract termination. This was partially offset by: (i) a $80.7 million increase in inventory and project assets for construction of future and current projects; (ii) an increase in accounts receivable of $46.4 million; (iii) an increase of $71.4 million in long-term receivables; and (iv) a $20.0 million net increase in other assets, net of liabilities.

Investing Activities

Net cash used in investing activities in the nine months ended September 28, 2014 was $106.1 million, which included: (i) $86.0 million related to capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) a $9.6 million increase in restricted cash; (iii) $6.9 million paid for acquisitions; and (iv) $5.0 million paid for investments in unconsolidated investees. This was partially offset by $1.4 million proceeds from maturities of marketable securities.

Net cash used in investing activities in the nine months ended September 29, 2013 was $93.9 million, which included: (i) $109.1 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (ii) $99.9 million in purchases of marketable securities; and (iii) $1.4 million paid for investments in unconsolidated investees. This was partially offset by (i) $100.9 million in proceeds from sales or maturities of marketable securities and (ii) $14.9 million of restricted cash released back to us due to expirations of fully cash-collateralized letters of credit.

Financing Activities

Net cash provided by financing activities in the nine months ended September 28, 2014 was $382.6 million, which included: (i) $395.3 million in net proceeds from the issuance of our 0.875% convertible debentures due 2021; (ii) $74.8 million of proceeds from issuance of non-recourse debt financing to finance solar power systems and leases under our residential lease program; (iii) $75.3 million of contributions from noncontrolling interests and redeemable noncontrolling interests; and (iv) $23.6 million in proceeds from sale-leaseback financing arrangements. This was partially offset by: (i) $56.0 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $42.2 million cash paid to repurchase convertible debt; (iii) a $40.7 million assumption of a project loan by a customer; (iv) $17.0 million of repayments of residential lease and sale-leaseback financing; (v) a $12.2 million net payment to settle the 4.75% Bond Hedge and Warrant; (vi) $16.5 million in repayments of bank loans, project loans and other debt; and (vii) $2.8 million of distributions to noncontrolling interests and redeemable noncontrolling interests.

Net cash provided by financing activities in the nine months ended September 29, 2013 was $249.3 million, which reflects: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $68.2 million from project loans; (iii) $83.4 million of financing proceeds associated with our residential lease program; (iv) $73.4 million of contributions from noncontrolling interests; and (v) $40.8 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $290.1 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $17.6 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iii) $5.1 million in repayments of sale leaseback financing.

Debt and Credit Sources

Convertible Debentures

As of September 28, 2014, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remain issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year, beginning on December 1, 2014. Holders are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of September 28, 2014, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of September 28, 2014, an aggregate principal amount of $249.7 million of the 4.50% debentures due 2015 remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Before December 15, 2014, if the weighted average price of our common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trading days ending on the last trading day of the fiscal quarter, then holders of the 4.50% debentures due 2015 have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. During the third quarter of fiscal 2014, the conversion right was triggered and the holders of the 4.50% debentures may exercise their right to convert the debentures any day during the fourth quarter of fiscal 2014. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Risks Related to our Debt and Equity Securities: Conversion of our outstanding 0.75% debentures, 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2013 Form 10-K.

Mortgage Loan Agreement with IFC

On May 6, 2010, we entered into a mortgage loan agreement with IFC. Under the loan agreement, we borrowed $75.0 million and are required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. We may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. We have pledged certain assets as collateral supporting repayment obligations.

As of September 28, 2014, we had $47.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of September 28, 2014 we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of September 28, 2014 the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions ("the July 2013 revolving credit facility"), under which we may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired (collectively, the “Restructuring”).

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

As of September 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations, in an aggregate amount not to exceed $878.0 million for the period from January 1, 2014 through December 31, 2014. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016. Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value of the letters of credit may have an expiration date of between two and three years from the date of issuance.

As of September 28, 2014, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $730.0 million.

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

As of September 28, 2014 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.2 million which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Liquidity

As of September 28, 2014, we had unrestricted cash and cash equivalents of $922.7 million as compared to $762.5 million as of December 29, 2013. Our cash balances are held in numerous locations throughout the world and as of September 28, 2014, we had approximately $482.1 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 28, 2014, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.2 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into facilities with third-party investors under which both parties will invest in entities which hold SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see Note 4 of Notes to the Consolidated Financial Statements). As of September 28, 2014, we have entered into a total of seven facilities with third-party investors and received $175.3 million in contributions from investors under the related facility agreements. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months, as well as repay our current indebtedness, including our 4.50% debentures due 2015 (described below). In addition, we have $250 million available to us under our revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." in Part I, Item 1A "Risk Factors" in our fiscal 2013 Form 10-K.

As of September 28, 2014, an aggregate principal amount of $249.7 million of our 4.50% debentures due 2015 remain issued and outstanding and are classified as short-term debt on our Consolidated Balance Sheet. We have $250.0 million available to us under our revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. There are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of September 28, 2014:

		Payments Due by Period
(In thousands)	Total	2014 (remaining three months)	2015-2016	2017-2018	Beyond 2018
Convertible debt, including interest[1]	$987,667	$5,316	$263,699	$310,194	$408,458
IFC mortgage loan, including interest[2]	50,137	401	32,003	17,733	—
CEDA loan, including interest[3]	72,076	638	5,100	5,100	61,238
Other debt, including interest[4]	148,405	1,908	15,146	15,074	116,277
Future financing commitments[5]	243,890	243,890	—	—	—
Operating lease commitments[6]	154,975	5,930	31,821	27,774	89,450
Sale-leaseback financing[7]	80,329	2,555	11,078	10,866	55,830
Capital lease commitments[8]	5,316	252	1,881	1,648	1,535
Non-cancellable purchase orders[9]	230,661	230,661	—	—	—
Purchase commitments under agreements[10]	1,826,289	326,448	683,602	474,698	341,541
Total	$3,799,745	$817,999	$1,044,330	$863,087	$1,074,329

[1]
Convertible debt, including interest, relates to the aggregate of $949.8 million in outstanding principal amount of our senior convertible debentures on September 28, 2014. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $47.5 million borrowed as of September 28, 2014. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of September 28, 2014, total liabilities associated with uncertain tax positions were $27.1 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of September 28, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 7% and 13% of our total revenue in the three and nine months ended September 28, 2014, respectively, and 18% and 16% of our total revenue in the three and nine months ended September 29, 2013, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $4.5 million and $23.6 million for the three and nine months ended September 28, 2014, respectively, and $12.1 million and $29.6 million in the three and nine months ended September 29, 2013, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 28, 2014, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $46.6 million and $72.2 million respectively. As of December 29, 2013, we held option and forward contracts totaling $115.3 million and $75.0 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 28, 2014 and December 29, 2013, advances to suppliers totaled $401.9 million and $383.3 million, respectively. Two suppliers accounted for 82% and 18% of total advances to suppliers as of September 28, 2014, and 77% and 22% as of December 29, 2013. As of September 28, 2014, the Company has future prepayment obligations through fiscal 2014 totaling $16.4 million.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of September 28, 2014, the outstanding principal balance of our variable interest borrowings was $47.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $463.0 million in money market funds as of September 28, 2014 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of September 28, 2014 and December 29, 2013, investments of $137.1 million and $131.7 million, respectively, are accounted for using the equity method, and $17.3 million and $12.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2027 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,322.8 million as of September 28, 2014. The aggregate estimated fair value of our outstanding convertible debentures was $980.8 million as of December 29, 2013. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,455.0 million and $1,078.9 million as of September 28, 2014 and December 29, 2013, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $1,190.5 million and $882.7 million as of September 28, 2014 and December 29, 2013, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2014 at a reasonable assurance level.

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

Finally, in addition to the financing structures described above, we continue to assess the attractiveness and viability of alternative financing arrangements, including structures whereby we would seek to maximize the value of a select group of our project assets by maintaining ownership in them for a longer period of time and monetizing them through, among other strategies, the sale of equity interests in an entity - commonly referred to as a “HoldCo” or “YieldCo” - created for purposes of holding or acquiring such assets. We believe that the viability of a HoldCo or YieldCo, or similar structure would depend on our ability to develop revenue-generating solar assets, which is subject to the same project-level financing and operational risks described above, elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report in Form 10-K for the fiscal year ended December 29, 2013. Additionally, retaining ownership of solar assets for a longer period of time may adversely affect our results of operations in the short term and introduces the risk that the value of such assets will fluctuate over time because of, among other things, general market conditions, changes in the regulatory or public policy environment that affect the value of solar assets, changes in the prices of traditional energy, and the long-term success of our solar projects. If, in connection with pursuing new financing structures, we retain ownership of a larger portion of our project assets for a longer period of time, and if the value of such assets were to decline unexpectedly, we may not be able to generate returns on such assets that support the financing used to develop or maintain them, or we may be forced to sell the assets at a loss, either of which would have a material, adverse effect on our business, results of operations and financial condition.

We may utilize construction loans, term loans, sale-leaseback, preferred equity and other financing structures to fund acquisition, development, construction and expansion of photovoltaic power plant projects in the future, and such funds may or may not be available to further our plans. Furthermore, such project financing could increase our consolidated debt and may be structurally senior to other debt such as our Credit Agricole revolving credit facility and outstanding convertible debentures.

We have utilized or may utilize in the future project financing, including senior secured and unsecured indebtedness, construction financing, project financing, term loans and lease obligations. However, market conditions and other factors may prevent us from completing such financings in the future, which would limit our ability to acquire, develop, construct, or expand photovoltaic power plant projects on terms satisfactory to us, or at all. If we are unable to obtain financing on satisfactory terms, our plans and results of operations may be materially and adversely affected.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Any such subsidiary financing would be added to our current consolidated debt levels and would likely be structurally senior to our corporate debt. In the event of a default under a project financing which we do not cure, the lenders or lessors would generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of September 28, 2014, our subsidiaries had approximately $148.2 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 0.875% debentures due 2021, our 0.75% debentures due 2018, our 4.5% debentures due 2015, and our 0.75% debentures due 2027.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 30, 2014 through July 27, 2014	681	$38.30	—	—
July 28, 2014 through August 24, 2014	61,851	$35.63	—	—
August 25, 2014 through September 28, 2014	26,265	$36.80	—	—
	88,797		—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBITS
Exhibit Number	Description
10.1
First Amendment to Revolving Credit Agreement, dated August 26, 2014, by and among SunPower Corporation, its subsidiaries SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014)

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

SUNPOWER CORPORATION

Dated: October 29, 2014	By:	/s/ CHARLES D. BOYNTON

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