Form 10-K
period 2014-12-28
SUNPOWER CORP
filed 2015-02-24
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2014 was $2,123 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 27, 2014. For purposes of determining this amount only, the registrant has defined affiliates as including Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS and the executive officers and directors of registrant on June 27, 2014.

The total number of outstanding shares of the registrant’s common stock as of February 17, 2015 was 131,480,382.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2015 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, PowerLight®, Tenesol®, Greenbotics®, Customer Cost of Energy™ ("CCOE™"), and SunPower Spectrum™. Other trademarks appearing in this report are the property of their respective owners.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("dc").

Levelized Cost of Energy ("LCOE")

LCOE is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared different scales of operation, investment or operating time periods. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Customer Cost of Energy™ ("CCOE™")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. CCOE™ is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems.  CCOE includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management, and to tailor towards optimization.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 23, 2015, we announced that we were in advanced negotiations with First Solar, Inc. ("First Solar") to form a joint YieldCo vehicle (the "YieldCo") into which we and First Solar each expect to contribute a portfolio of selected solar generation assets. Upon execution of a master formation agreement, we and First Solar intend to file a registration statement with the SEC for an initial public offering of limited partner interests in the YieldCo (the "YieldCo IPO"). Completion of the YieldCo IPO is subject to successful conclusion of negotiations with First Solar, each party's board approval, regulatory approval and market conditions. There is no assurance that the YieldCo IPO will occur on favorable terms or at all. See "Item 1A. Risk Factors—Risks Related to Our Sales Channels—We may be unable to successfully form the previously announced YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits." In light of the uncertainty regarding the formation of the proposed YieldCo and the YieldCo IPO, the assumptions and forward-looking statements contained in this Annual Report on Form 10-K do not take into account the consummation of the proposed YieldCo or IPO transactions.

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for 30 years, originally incorporated in California in 1985 and reincorporated in Delaware during 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR." In fiscal 2011, we became a majority owned subsidiary of Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A.").

Company Overview

We are a leading global energy company dedicated to changing the way our world is powered. We believe our solar module technology is unmatched in long-term reliability, efficiency and performance. Through design, manufacturing, installation, ongoing maintenance and monitoring and adjacent services to reduce CCOE, we provide our proprietary, high-performance solar technology to residential, commercial and utility customers worldwide. With industry-leading conversion efficiencies, we continuously improve our Maxeon solar cells and believe they perform better and are tested more extensively to deliver maximum return on investment when compared with the products of our competitors. We believe there are several factors that distinguish us from our competitors:

–	A go-to-market approach that is broad and deep, reflecting our long-standing experience in rooftop and ground mount channels, including turn-key systems:

•	Cutting-edge systems designed to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies;

•	Expanded reach enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established; and

•	End-to-end solutions management capabilities, including operations and maintenance of some of the world's largest solar power systems and adjacent services to reduce CCOE.

–	A technological advantage, as the leading manufacturer of back-contact, back-junction cells, enabling our panels to produce more electricity, last longer and resist degradation more effectively:

•	Superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	Superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•	Superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	Superior energy production per rated watt of power, as confirmed by multiple independent reports;

•	The ability to transport more KW per pound using less packaging, lowering distribution costs and reducing environmental waste; and

•	More efficient use of silicon, a key raw material used in the manufacture of solar cells.

–	Costs to our customers that are steadily decreasing as a result of an aggressive, but we believe achievable, cost reduction roadmap as well as value that benefits all customers:

•
We offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of many commercial solar thin film technologies;

•
Our financing programs are designed to offer customers a variety of options for purchasing or leasing high efficiency solar products at competitive energy rates and in some cases, for no money down, and enhance our ability to provide individually-tailored solar solutions to a broad range of customers; and

•	Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years.

Our Products and Services

Solar Power Components

We sell our solar power components, including panels, balance of system components, and inverters to dealers, systems integrators, distributors, and directly to residential, commercial, and utility customers worldwide.

Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. In fiscal 2013, we commercially launched our X-Series solar panels, made with our Maxeon Gen 3 solar cells, which have demonstrated average panel efficiencies exceeding 21.5%. We believe our X-Series solar panels are the highest efficiency solar panels available for the mass market, and we continue to focus on increasing cell efficiency, producing our first solar cells with over 25% efficiency in a lab setting during fiscal 2014. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower Signature™ Black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Both our X-Series and E-Series panels have proven performance with low levels of degradation, as validated by third-party performance tests.

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include mounting structures, charge controllers, grid interconnection equipment, and other devices, depending on the specific requirements of a particular system and project. In fiscal 2014, we added advanced module-level control electronics to our technology portfolio that enable longer series strings and significant balance of system components cost reductions in large arrays.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade alternating current ("ac") power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded. In fiscal 2014, we acquired SolarBridge Technologies, Inc. ("SolarBridge Technologies"), a

leader in integrated microinverter technologies for the solar industry. We are utilizing this technology, which converts dc generated by a single solar photovoltaic panel into ac directly on the panel, to develop next generation microinverters for use with our high efficiency solar panels. Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

Solar Power Systems

We offer several types of rooftop- and ground-mounted solar systems that integrate a variety of our solar power products and solutions.

Residential Systems

In fiscal 2014 we developed complete residential solutions that deliver value to homeowners and our dealer partners. Our acquisition of SolarBridge Technologies gave us the capability to deliver ac panels with factory-integrated microinverters. Ac system architecture, as compared with dc systems, facilitates direct panel installation, eliminating the need to mount or assemble additional components on the roof or the side of a building, driving down systems costs, improving overall system reliability, and providing improved, cleaner design aesthetics.

We introduced and started installing our first residential mounting system, SunPower InvisiMount, in fiscal 2014. InvisiMount is designed specifically for use with our panels and reduces installation time through pre-assembled parts and integrated grounding. InvisiMount is well-suited for residential sloped roof applications and provides design flexibility and enhanced aesthetics by delivering a unique, "floating" appearance.

We are supporting our hardware development with investments in our proprietary set of advanced monitoring applications (the "SunPower Monitoring System") and our customer portal, which enable customers to gain visibility into their solar system production and household energy consumption. This software is available for use on the web or through the SunPower mobile application on smartphones and tablets. In fiscal 2014, we issued five software upgrades to our Customer Portal offering and, as a result, have experienced increases in customer traffic, engagement, and satisfaction.

Commercial Roof and Ground Mounted Systems

We offer a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot and open space applications. Our commercial rooftop offering includes an all-in-one, non-penetrating system that combines solar panel, frame, and mounting system into one pre-engineered unit design for flat roof application. We also offer a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and interlock, enhancing wind resistance and providing for secure, rapid installations.

We offer parking lot structures designed specifically for SunPower panels, balance of system components, and inverters. These systems are typically custom design-build projects that utilize standard templates and design best practices to create a solution tailored to unique site conditions. SunPower's highest efficiency panels are especially well suited to stand-alone structures, such as those found in parking lot applications, because our systems require less steel and other materials per unit of power or energy produced as compared with our competitors.

Utility and Power Plant Systems

We offer the industry's first modular solar power block ("SunPower Oasis" or "Oasis"), which combines SunPower solar panels and tracker technology into a scalable 1.5 MW solar power block, which streamlines the construction process while optimizing the use of available land by conforming to the contours of the production site. The power block kits are shipped pre-assembled to the job site for rapid field installation. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride-through and power factor control. More than 1.5 GW of Oasis is installed or under contract worldwide. Oasis is currently being deployed at the 748 MW Solar Star Projects in California, formerly known as Antelope Valley Solar Projects, the world's largest solar power project under construction to date. In fiscal 2013, we acquired Greenbotics, Inc., the developer of a robotic solar power plant cleaning system. We are currently deploying this technology on many of the utility-scale solar power systems for which we provide operations and maintenance services. The robots may be configured for use with a variety of solar panels and mounting types, including fixed-tilt arrays and single access trackers and significantly reduce water use and improve system performance.

Our single axis tracking systems automatically pivot solar panels to track the sun's movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems, depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KW, of solar panels. This multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per KW of capacity.

Our solar concentrator ("SunPower C7 Tracker" or "C7") combines a horizontal single-axis tracker with rows of parabolic mirrors, reflecting light onto linear arrays of our high efficiency solar cells. The SunPower cell is uniquely suited for this application due to its extremely high efficiency under low levels of concentration. Similar to Oasis, SunPower C7 Tracker's components come factory preassembled, enabling rapid installation using standard tools and requiring no specialized field expertise.

Utility-Scale Solar Power System Construction and Development

Our global project teams have established a scalable, fully integrated, vertical approach to constructing and developing utility-scale photovoltaic power plants in a sustainable way. Our industry experienced power plant development and project finance teams evaluate sites for solar developments; obtain land rights through purchase and lease options; conduct environmental and grid transmission studies; and obtain building, construction and grid-interconnection permits, licenses, and regulatory approvals.

We enter into turnkey engineering, procurement and construction ("EPC") agreements with customers under which we design, engineer, construct, commission, and deliver functioning rooftop- and ground-mounted solar power systems. This includes the development, execution, and sale of solar power plants, which generally include the sale or lease of related real estate. Under such development projects, the plants and project development rights, initially owned by us, are later sold to third parties. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that buys the system from us. In other areas, such as the Middle East, Africa, and South America, projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

Solutions and Services

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years. We offer operations and maintenance services, including remote monitoring services, preventative and corrective maintenance, as well as rapid-response outage restoration and inverter repair, with the objective of optimizing our customers' electrical energy production over the life of the system. We generally provide a warranty for the performance of the solar panels that we manufacture at certain levels of power output for 25 years. We pass through long-term warranties from the original equipment manufacturers of certain system components to customers for periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years.

We incorporate leading information technology platforms to facilitate the management of our solar power systems operating worldwide. Real-time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to ensure timely resolution. Our performance model, PVSim, was developed over the last 20 years and has been audited by independent engineers. Solar panel performance coefficients are established through independent third-party testing. When combined with our ability to monitor a system's production and meteorological conditions, SunPower is able to offer our customers system output performance warranties.

The SunPower Monitoring System provides customers real-time performance status of their solar power system, with access to historical or daily system performance data through our customer website (www.sunpowermonitor.com). The SunPower Monitoring System is available through applications on Apple® and Android™ devices. Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In fiscal 2014 we launched SunPower Spectrum, our comprehensive software solution for our indirect and direct sales channels that automates the sale, design, and proposal optimization of residential solar systems as well as the project management, installation, and ongoing operations and maintenance of those same systems. SunPower Spectrum enables our channel partners to deliver a premium customer experience that matches the technology underpinnings of SunPower panels.

Smart Energy

We see “Smart Energy” as a way to harness our world’s energy potential by connecting the most powerful and reliable solar systems on the market with an increasingly vast array of actionable data that can help our customers make smarter decisions about their energy use. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. In order to enhance the portfolio of Smart Energy solutions we offer, throughout fiscal 2014 we invested in integrated technology solutions to help customers manage and optimize their CCOE.

In fiscal 2014, we invested in Tendril Networks, Inc. ("Tendril") and licensed its data-driven Energy Services Management ("ESM") Platform. We believe that this open, cloud-based software platform provides the infrastructure, analytics and understanding required to power the development of new Smart Energy applications that will deliver personalized energy services to our residential customers.

In fiscal 2014, we also announced an exclusive agreement with Sunverge Energy, Inc. ("Sunverge") to offer their advanced Solar Integration System ("SIS") energy storage solution to certain customers in the United States and Australia. The Sunverge SIS is a distributed energy storage solution comprising batteries, power electronics, and multiple energy inputs controlled by cloud-based software. Sunverge SIS energy storage solutions are designed to lower costs, ensure energy reliability, help strengthen the grid, and accelerate the integration of renewable energies. We expect to make combined solar and storage solutions broadly commercially available in 2015.

We are developing next generation microinverters for use with our high efficiency solar panels in order to enhance our portfolio of Smart Energy solutions. Panels with these factory-integrated microinverters can convert direct current generated by the solar panel into alternating current, enabling optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

Residential Leasing Program

Our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home.

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

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers, including our joint venture AUO SunPower Sdn. Bhd. ("AUOSP"), on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We have certain purchase obligations under our material supply agreement with our joint venture AUOSP, which is a supplier of our cells. This material supply contract has a remaining term of three years and does not contain prepayment obligations. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2015 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 28, 2014, advances to suppliers totaled $409.7 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate. For further information regarding our future prepayment obligations, please see "Item 8.

Financial Statements and Supplementary Data—Note 9. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

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

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facility located in the Philippines and by our joint venture, AUOSP, located in Malaysia. The solar cell manufacturing facility we own and operate in the Philippines has a total rated annual capacity of over 700 MW. AUOSP currently operates a solar cell manufacturing facility with a total rated annual capacity of over 800 MW. We also own a 215,000 square foot building in the Philippines that we are building out as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016, with initial production expected during fiscal 2015.

We use our solar cells to manufacture our solar panels at our solar panel assembly facilities located in the Philippines, Mexico and France. Our solar panel manufacturing facilities have a combined total rated annual capacity of close to 1.7 GW. Our solar panels are also assembled for us by third-party contract manufacturers in California and China.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We generally assemble proprietary components while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our SunPower Oasis system.

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

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins, or loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•
Residential and Commercial: Canadian Solar Inc., Hanwha Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Mitsubishi Corporation, NRG Energy, Inc., Panasonic Corporation, Recurrent Energy, Sharp Corporation, SolarCity Corporation, SolarWorld AG, SunEdison Inc., Sungevity, Inc., SunRun, Inc., Trina Solar Ltd., Vivint, Inc., and Yingli Green Energy Holding Co. Ltd.

•
Utility and Power Plant: Abengoa Solar S.A., Acconia Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., NRG Energy, Inc., Sempra Energy, Silverado Power LLC., Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, SunEdison, and Tenaska, Inc.

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

In addition, universities, research institutions, and other companies have brought to market alternative technologies, such as thin films, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, solar thermal, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar systems include:

•	total system price;

•	LCOE evaluation;

•	CCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	timeliness of new product introductions;

•	bankability, strength, and reputation of our company; and

•	warranty protection, quality, and customer service.

We believe that we can compete favorably with respect to each of these elements, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information on risks related to our competition, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows."

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for, among others, "Maxeon", "Oasis", "InvisiMount", "Serengeti", "Smarter Solar", "Smart Energy", "SunTile", "SunPower Electric", "SuPo Solar", "Tenesol", "Greenbotics", "More Energy. For Life.", "The Planet's Most Powerful Solar", "The World's Standard for Solar", and "Use More Sun" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 28, 2014, we held registrations for 27 trademarks in the United States, and had 8 trademark registration applications pending. We also held 141 trademark registrations and had over 24 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 28, 2014, we held 255 patents in the United States, which will expire at various times through 2033, and had 262 U.S. patent applications pending. We also held 206 patents and had 641 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

When appropriate, we enforce our IP rights against other parties. At present, we are in litigation in Germany against Knubix GmbH related to alleged violations of our patent rights. We are also currently in litigation in the District of Delaware against PanelClaw Inc. related to alleged violations of our patent rights.

For more information about risks related to our intellectual property, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Intellectual Property—We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights," "Risks Related to Our Intellectual Property—We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer," and "Risks Related to Our Intellectual Property—We may not obtain sufficient patent protection on the technology embodied in the solar products we currently manufacture and market, which could harm our competitive position and increase our expenses."

Backlog

We believe that backlog is not a meaningful indicator of future business prospects.  In the residential and commercial markets we often sell large volumes of solar panel, mounting systems, and other solar equipment to third parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times.  We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors.  Our solar power system project backlog would therefore exclude sales contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing.  Based on these reasons, we believe backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time.

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

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results," and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Environmental Regulations

We use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our research and development, manufacturing, and construction activities. We are subject to a variety of foreign, U.S. federal and state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. For more information about risks related to environmental regulations, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Operations—Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines."

The Iran Threat Reduction and Syria Human Rights Act of 2012

Section 13(r) to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to disclose whether Total S.A. or any of its affiliates (collectively, the “Total Group”) engaged during the 2014 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B) or (C) of Section 13(r)(1), affiliates of Total S.A. may be deemed to have engaged in certain transactions or dealings with the government of Iran that would require disclosure pursuant to Section 13(r)(1)(D)(iii), as discussed below. All foreign currency translations to USD are made using exchange rates as of December 28, 2014.

Upstream

The Total Group has no exploration and production activities in Iran and maintains a local office in Iran solely for non-operational functions. Some payments are yet to be reimbursed to the Total Group with respect to past expenditures and remuneration under buyback contracts entered into between 1997 and 1999 with the National Iranian Oil Company (“NIOC”) for the development of the South Pars 2&3 and Dorood fields. With respect to these contracts, development operations were completed in 2010 and the Total Group is no longer involved in the operation of these fields. In 2014, Total E&P Iran (100%), Elf Petroleum Iran (99.8%), Total Sirri (100%) and Total South Pars (99.8%) collectively made payments of less than €0.5 million (approximately $0.6 million) to (i) the Iranian government for taxes and social security contributions concerning the personnel of the aforementioned local office and residual buyback contract-related obligations, and (ii) Iranian public entities for payments with respect to the maintenance of the aforementioned local office (e.g., utilities, telecommunications). Total S.A. expects similar payments to be made by these affiliates in 2015. Neither revenues nor profits were recognized from the aforementioned activities in 2014.

Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of Total S.A., holds a 43.25% interest in a joint venture at the Bruce field in the United Kingdom with BP (37.5%, operator), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%). This joint venture and TEP UK’s Frigg UK Association pipeline (100%) are parties to agreements (the "Rhum Agreements") governing certain transportation, processing and operation services provided to a joint venture at the Rhum field in the United Kingdom that is co-owned by BP (50%, operator) and the Iranian Oil Company UK Ltd ("IOC"), a subsidiary of NIOC (50%). To Total S.A.’s knowledge, no provision of all services under the Rhum Agreements were initially suspended in November 2010, when the Rhum field stopped production following the adoption of EU sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities), which are permitted by EU sanctions regulations. On October 22, 2013, the UK government notified IOC of its decision to apply a temporary management scheme to IOC’s interest in the Rhum field within the meaning of UK Regulations 3 and 5 of the Hydrocarbons (Temporary Management Scheme) Regulations 2013 (the “Hydrocarbons Regulations”). Since that date all correspondence in respect of the IOC's interest in the Rhum Agreements has been with the UK government in its capacity as temporary manager of IOC's interests and TEP UK has no contact with IOC in 2014 regarding the Rhum Agreements. On December 6, 2013, the UK government authorized TEP UK, among others, under Article 43a of EU Regulation 267/2012, as amended by 1263/2012 and under Regulation 9 of the Hydrocarbons Regulations, to carry out activities in relation to the operation and production of the Rhum field. In addition, on September 4, 2013, the U.S. Treasury Department issued a license to BP authorizing BP and certain others to engage in various activities relating to the operation and production of the Rhum field. Following receipt of all necessary authorizations, the Rhum field resumed production on October 26, 2014 with IOC's interest in the Rhum field and the Rhum Agreements subject to the UK government's temporary management pursuant to the Hydrocarbons Regulations. Services have been provided by TEP UK under the Rhum Agreements since that date and TEP UK has received tariff income from BP and the UK government (in its capacity as temporary manager of IOC's interest in the Rhum field) in accordance with the terms of the Rhum Agreements. In 2014, these activities generated for TEP UK gross revenue of approximately £1.7 million (approximately $2.6 million) and net profit of approximately £670,000 (approximately $1.0 million). TEP UK intends to continue such activities so long as they continue to be permissible under UK and EU law and not violate applicable international economic sanctions.

Downstream

The Total Group does not purchase Iranian hydrocarbons or own or operate any refineries or chemicals plants in Iran.

Until December 2012, at which time it sold its entire interest, the Total Group held a 50% interest in the company Beh Total (now named Beh Tam) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Total Group’s interest in Beh Tam, Total S.A. agreed to license the trademark “Total” to Beh Tam for an initial three-year period for the sale by Beh Tam of lubricants to domestic consumers in Iran. Total E&P Iran (“TEPI”), a wholly-owned affiliate of Total S.A., received, on behalf of Total S.A., royalty payments of approximately IRR 24 billion (approximately $0.9 million) from Beh Tam in 2014 for such license. These payments were based on Beh Tam’s sales of lubricants during the previous calendar year. Representatives of the Total Group and Beh Tam met several times in 2014 to discuss the local lubricants market and further discussions are expected to take place in the future. Similar payments are expected to be received from Beh Tam in 2015.

Total Marketing Middle East FZE (“TMME”), a wholly-owned affiliate of the Total Group, sold lubricants to Beh Tam in 2014. The sale in 2014 of approximately 4,805 tons of lubricants generated gross revenue of approximately AED 47.6 million (approximately $13.0 million) and a net profit of approximately AED 9.3 million (approximately $2.5 million). TMME expects to continue such activity in 2015.

Total Ethiopia Ltd (“TEL”), an Ethiopian company held 99.99% by the Total Group and the rest by three Total Group employees, paid approximately ETB 154,000 (approximately $7,500 in 2014 to Merific Iran Gas Co, an Ethiopian company majority-owned by entities affiliated with the government of Iran, pursuant to a contract for the transport and storage of LPG in Ethiopia purchased by TEL from international markets. TEL stopped pursuing this activity in May 2014.

Total Deutschland GmbH ("Total Deutschland"), a German company wholly-owned by the Total Group, provided in 2014 fuel payment cards to Iranian diplomatic missions in Germany for use in the Total Group's service stations. In 2014, these activities generated gross revenue of approximately €2,350 (approximately $2,850) and a net profit of less than €50 (less than $60). Total Deutschland terminated these arrangements effective April 30, 2014.

Total Marketing Services ("TMS"), a French company wholly-owned by Total S.A. and six Total Group employees, provided in 2014 fuel payment cards to the Iranian embassy in France for use in the Total Group's service stations. In 2014, these activities generated gross revenues of approximately €30,200 (approximately $36,800) and net income of approximately €1,100 (approximately $1,350). TMS expects to continue this activity in 2015.

Caldeo, a French company wholly-owned by TMS, sold in 2014 domestic heating oil to the Iranian embassy in France, which generated gross revenue of approximately €6,300 (approximately $7,700) and net income of approximately €300 (approximately $365). Caldeo expects to continue this activity in 2015.

Employees

As of December 28, 2014, we had approximately 7,188 full-time employees worldwide, of which 31% were located in the Americas Segment, 6% were located in the EMEA Segment, and 63% were located in the APAC Segment. Of these employees, 5,227 were engaged in manufacturing, 615 in construction projects, 377 in research and development, 503 in sales and marketing, and 466 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees are good.

Geographic Information

Information regarding financial data by segment and geographic area is available in Note 5 and Note 17 under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 77 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C., or at the SEC's website at www.sec.gov. The public may obtain additional information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, results of operations, and financial condition. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material that may also harm our business, results of operations and financial condition.

Risks Related to Our Sales Channels

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing, and solar cell and solar panel manufacturers continue to have excess capacity, particularly in China. Excess capacity and industry competition have resulted, and we expect will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in the current market environment, which could cause our financial results to be different than forecasted. See also "Risks Related to Our Sales Channels—If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer."

Our operating results are subject to significant fluctuations and are inherently unpredictable.

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses. We may not be profitable on a quarterly basis. Our quarterly revenue and operating results are difficult to predict and have in the past fluctuated significantly from quarter to quarter. Revenue from our large commercial and utilities and power plant customers (for example, our Solar Star Projects) is particularly susceptible to large fluctuations. The amount, timing and mix of sales to our large commercial, utilities and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter. Our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. In the event a project is subsequently canceled, abandoned, or is deemed unlikely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect operating results. A delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period. Any decrease in revenue from our large commercial, utilities and power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement. In the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenue. In addition, demand from our commercial and residential customers may fluctuate based on the perceived cost-effectiveness of the electricity generated by our solar power systems as compared to conventional energy sources, such as natural gas and coal (which fuel sources are subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind. Declining average selling prices immediately affect our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenue. Any of the foregoing may cause us to miss our financial guidance for a given period and negatively affect our liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also "—Risks Related to Our Sales Channels—Our business could be adversely affected by seasonal trends and construction cycles."

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.

Global economic conditions, including the limited availability of credit and liquidity, could materially and adversely affect our business and results of operations. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a PPA with an investor or financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Credit markets are unpredictable and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales.  In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively impacted. In addition, in the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we will need to identify in the near term interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look towards incentive-less markets, we will continue to need to identify financiers willing to finance residential solar systems. The lack of project financing could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than our competitors. In addition, a rise in interest rates would likely increase our customers' cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

We may be unable to successfully form the previously announced YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits.

On February 23, 2015, we announced that we were in advanced negotiations with First Solar, Inc. ("First Solar") to form a joint YieldCo vehicle (the “YieldCo”) into which we and First Solar each expect to contribute a portfolio of selected solar generation assets.  Upon execution of a master formation agreement, we and First Solar intend to file a registration statement with the SEC for an initial public offering of limited partner interests in the YieldCo (the “IPO”).  We and First Solar may not successfully form the YieldCo, which is subject to each party’s board and regulatory approval, and execution of definitive documentation as well as the completion of the proposed IPO.  In addition, the completion of the proposed IPO is itself subject to numerous conditions, including market conditions, and may not occur on favorable terms or at all.
Our stock price could fluctuate significantly in response to developments relating to the proposed IPO or other action or market speculation regarding the proposed IPO. In addition, the IPO process will divert the attention of management and will result in a substantial increase in general and administrative expense for third-party consultants and advisors (including legal counsel and accountants).  If the proposed IPO is not completed, we will have expended management's time and incurred significant expenses for which we will not receive any benefit.  Furthermore, some of our strategic business plans, including certain of our project structuring arrangements and related economics, are designed around entering into a YieldCo or similar arrangements.  If we fail to form the YieldCo or if we fail to complete the proposed IPO, we will not realize the strategic or economic benefits of these business plans and our business, financial condition and results of operations could be materially adversely affected. Even if the proposed IPO is completed, we may not be able to achieve the benefits we expect on a timely basis or at all.

If the proposed IPO is completed, we may not be able to achieve the full strategic and financial benefits expected to result from the proposed YieldCo, on a timely basis or at all.  We believe that the viability of the YieldCo strategy will depend, among other things, on our ability to continue to develop revenue-generating solar assets, which is subject to the same project-level, business, and industry risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.  Furthermore, if the IPO is completed, the value of our investment in the YieldCo will fluctuate and may decline.  As a result, we may never recover the value of the assets we expect to contribute to the YieldCo, and we may realize less of a return on such contribution than if we had retained or operated these assets.  If we are unable to complete the proposed IPO or if we are unable to achieve the strategic and financial benefits expected to result from the proposed IPO, our business, financial condition and results of operations could be materially adversely affected.

If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer.

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to our products' higher efficiency. A principal component of our business strategy is reducing our costs to manufacture our products. We also focus on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs faster than us or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position would suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.

The solar power market is characterized by continually changing technology and improving features, such as increased efficiency, higher power output and enhanced aesthetics. Technologies developed by our direct competitors, including thin-film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide power at lower costs than our products. We also face competition in some markets from other power generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems.

Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected. We have new products such as our C7 Tracker, that have not been mass deployed in the market. We need to prove their reliability in the field as well as drive down their cost in order to gain market acceptance. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our operating results and financial condition will be adversely affected. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers' ordering patterns, insufficient supplies of new products to meet customers' demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business's operating results and financial condition.

Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap.

If our supply agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may be forced to purchase additional supply at market prices, which could be greater than expected and could materially and adversely affect our results of operations. Due to the industry-wide shortage of polysilicon experienced before 2011, we purchased polysilicon that we resold to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. We have historically entered into multiple long-term fixed supply agreements for periods of up to 10 years to match our estimated customer demand forecasts and growth strategy for the next several years. The long-term nature of these agreements, which often provide for fixed or inflation-adjusted pricing, may prevent us from benefiting from decreasing polysilicon costs, may cause us to pay more at unfavorable payment terms than the current market prices and payment terms available to our competitors, and could cause us to record an impairment. Additionally, because certain of these agreements are "take or pay," if our demand for polysilicon from these suppliers were to decrease in the future, we could be required to purchase polysilicon that we do not need, resulting in either storage costs or payment for polysilicon we nevertheless choose not to accept from such suppliers. Further, we face significant, specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In 2011, some of these government mandates and economic incentives were reduced or fundamentally restructured, including the feed-in tariffs in Germany and incentives offered by other European countries, which has had a materially negative effect on the market size and price of solar systems in Europe, caused our earnings in fiscal 2014, 2013, and 2012 to decline in Europe, to the detriment of our financial results. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. Because our sales are into the on-grid market, the reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products.  We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon and potentially other components. These tariffs may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers' customers, which could cause a significant reduction in demand for our solar power products.

As our sales to residential customers have continued to grow, we have increasingly become subject to substantial financing and consumer protection laws and regulations.

As we evolve to become a more customer-facing company, our activities with customers, and in particular, our financing activities with our residential customers, are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines.

Similarly, as we engage more customers, our operations are increasingly subject to consumer protection laws. Possible penalties for violation of any of these laws or regulations include civil or criminal fines and penalties. In addition, many laws may give customers a private cause of action. Violation of these laws, the cost of compliance with these laws, or changes in these laws could have a material adverse effect on our business and results of operations.

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels includes a 25-year warranty period for defects in materials and workmanship and for declines in power performance. We believe our warranty offering exceeds industry practice. We perform accelerated lifecycle testing that exposes our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that could occur over the 25-year warranty period. This long warranty period creates a risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. Although we have not faced any material warranty claims to date, we have sold solar panels under warranty since the early 2000s and have therefore not experienced the full warranty cycle.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. This long warranty period creates a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. See also “—Risks Related to Our Supply Chain—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers' warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

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

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells and solar panels are incorporated results in injury, property damage or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000s and the products we are developing incorporate new technologies and use new installation methods, we cannot predict the extent to which product liability claims may be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources to satisfy a successful claim against us. We rely on our general liability insurance to cover product liability claims. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could adversely affect our business, operating results and financial condition.

A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.

Even though we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues will continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects (for example, the Solar Star Projects), and the loss of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. In fiscal 2014, our top customer accounted for 49% of our total revenue. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially affect our financial results. In addition, if construction, warranty or operational challenges arise on a larger project, or if the timing of such a project unexpectedly changes for other reasons, our financial results could be materially, adversely affected. Our agreements for such projects may be cancelled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, or if we materially breach the governing agreements, or in the event of a customer's or project entity's bankruptcy, our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to make payments when due, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially adversely affect our business, results of operations and financial condition.

We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our operating results.

Our product sales to residential dealers and components customers are frequently not made under long-term agreements. We often contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our operating results to fluctuate and may result in a material adverse effect in our business, results of operations, and financial condition. In addition, since we rely partly on our network of international dealers for marketing and other promotional programs, if our dealers fail to perform up to our standards, our operating results could be adversely affected.

Our business could be adversely affected by seasonal trends and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the last two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.

The competitive environment in which we operate often requires us to undertake customer obligations, which may turn out to be more costly than anticipated and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are often required, as a condition of financing or at the request of our end customer, to undertake certain obligations such as:

•	system output performance warranties;

•	system maintenance;

•	penalty payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	guarantees of certain minimum residual value of the system at specified future dates;

•	system put-rights whereby we could be required to buy back a customer's system at fair value on a future date if certain minimum performance thresholds are not met; and

•	indemnification against losses they may suffer as a result of reductions in benefits received under the ITC and Treasury Cash Grant programs.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $300 million to $350 million in fiscal 2015. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we make advance payments for raw materials or pay to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, invest in our residential lease business, and continue our research and development. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. Developing and constructing solar power plants requires significant time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "—Risks Related to Our Operations—

Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments." See also "—Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition."

Our capital expenditures and use of working capital may be greater than we anticipate if we decide to make additional investments in the development and construction of solar power plants, or if sales of power plants and associated receipt of cash proceeds is delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. See "—We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt."

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to SunPower upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, which as of December 28, 2014 had an outstanding amount of $654.7 million, is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A (the "Credit Support Agreement"). Any draws under this uncollateralized facility would require SunPower to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or if our other indebtedness greater than $25 million becomes accelerated, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on behalf of SunPower, which could have a material adverse effect on our operations.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility with Credit Agricole Corporate and Investment Bank ("Credit Agricole") will be sufficient to meet our working capital requirements and fund our committed capital expenditures over the next 12 months, including the development and construction of our planned solar power plants. As of December 28, 2014, we had $250.0 million available under our revolving credit facility with Credit Agricole.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity securities or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations and financial condition.

Our $250 million of 4.50% debentures due 2015 are classified as short-term debt on our Consolidated Balance Sheet. We are evaluating options to repay or refinance such indebtedness during fiscal 2015, but there are no assurances that we will be able to refinance such indebtedness on similar or superior terms to the expiring indebtedness. Finally, if we cannot generate sufficient cash flows, find other sources of capital to fund our operations and solar power plant projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds and other resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of December 28, 2014, we had approximately $1.2 billion of outstanding debt for borrowed money.

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

In the event—expected or unexpected—that any of our joint ventures is consolidated with our financial statements, such consolidation could significantly increase our indebtedness. See also "—Risks Related to Our Operations—We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results."

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

Our current tax holidays in the Philippines and Switzerland have expired or will expire within the next several years.

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary's registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $8.3 million, $11.7 million, and $9.5 million in fiscal 2014, 2013, and 2012, respectively. Our income tax holidays were granted as manufacturing lines were placed in service and have expired within this fiscal year. We have applied for extensions and renewals upon expiration; however, while we expect all approvals to be granted, we can offer no assurance that they will be. We believe that if our Philippine tax holidays are not extended or renewed, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and adversely affect our business, financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. Tax savings associated with this ruling were approximately $3.5 million, $1.5 million, and $1.8 million in fiscal 2014, 2013, and 2012, respectively. The current ruling expires in 2019. If the ruling is not renewed in 2019, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

Our joint venture AUOSP benefits from a tax holiday granted by the Malaysian government subject to certain hiring, capital spending, and manufacturing requirements. The joint venture partners of AUOSP have decided to postpone the construction of an additional manufacturing facility ("Fab 3B"), which fails to meet certain conditions required to continue to benefit from the tax ruling. Our joint venture is currently in discussions with the Malaysian government to extend the period by which buildout has to be completed. Should AUOSP be unable to renegotiate the tax ruling, they could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our share of equity earnings reported in our Consolidated Statements of Operations.

A change in our effective tax rate can have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Derivative Financial Instruments."

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under our other debt instruments, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

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

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Any such subsidiary financing would be added to our current consolidated debt levels and would likely be structurally senior to our corporate debt. In the event of a default under a project financing which we do not cure, the lenders or lessors would generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 28, 2014, our subsidiaries had approximately $152.8 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 0.875% debentures due 2021, our 0.75% debentures due 2018, our 4.5% debentures due 2015, and our 0.75% debentures due 2027.

Risks Related to Our Operations

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

•	repatriation of non-U.S. earnings taxed at rates lower than the U.S. statutory effective tax rate;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuations;

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act ("FCPA") and similar laws outside of the United States).

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

If our solar cell or module production lines suffer problems that cause downtime, we might be unable to meet our production targets, which would adversely affect our business. Our manufacturing activities require significant management attention, a significant capital investment and substantial engineering expenditures.

We and AU Optronics Corporation ("AUO") are parties to a joint venture agreement pursuant to which we jointly own and manage AUO SunPower Sdn. Bhd. ("AUOSP"), our joint venture that has constructed a manufacturing facility in Malaysia, which we call Fab 3A. The success of our manufacturing joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer or cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives may be different from ours and may be inconsistent with our best interests;

•	either party's inability to maintain compliance with the contractual terms of the joint venture agreement and challenges we could face enforcing such terms;

•	the joint venture's ability to obtain or maintain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

Any of these or similar difficulties may unexpectedly delay or increase costs of our supply of solar cells from AUOSP. In 2012, we and AUO decided to postpone construction of a second manufacturing facility (Fab 3B) that was contemplated under the AUOSP joint venture agreement and, accordingly, postponed further equity injections into AUOSP. AUOSP has a $300 million secured loan facility. The loan facility contains covenants that, among other things, require that we and AUO make scheduled equity injections into AUOSP. In connection with the decision to postpone construction of Fab 3B, AUOSP obtained a waiver from the lenders under the facility that modified and extended the equity injection schedule through December 31, 2014. As of December 31, 2014, AUOSP was in compliance with the equity injection covenant of its secured loan facility. If AUOSP violates this or any other covenant in the facility, however, absent further modification or waiver, AUOSP would be in technical breach of the loan agreement. Any such breach would not create a cross-default under our consolidated debt agreements so long as AUOSP remains unconsolidated, is not a "significant subsidiary" as defined by Reg S-X of the Exchange Act, and our ownership in AUOSP remains no higher than 50%. Nevertheless, if the lenders were to accelerate payment on the loan or foreclose on their secured collateral, our supply of solar cells could be interrupted. If we are unable to utilize our expected capacity at our AUOSP manufacturing joint venture, or the operation of our existing production lines is interrupted, our per-unit manufacturing costs would increase, which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells or solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar products with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met.

A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credits could adversely affect our business, revenues, margins, results of operations and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the §48(c) solar commercial investment tax credit ("ITC") and the Treasury grant under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant") program, which is administered by the U.S. Treasury Department ("Treasury") and provides Cash Grant payments in lieu of the ITC. The ITC and Cash Grant allow qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for CVSR and Solar Star.  We have also accounted for certain projects and programs in our business using the same assumptions.

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied for the Cash Grant.  We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and Internal Revenue Service ("IRS").  Any changes to the Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely affect our business and results of operations. While we have received notification that certain applications related to our projects will be fully paid by Treasury, if the IRS or Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including any systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects, including Solar Star, CVSR, other projects and our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the Budget Control Act of 2011, Cash Grants were subject to sequestration beginning in 2013. The federal government reduced spending for the Cash Grant, with resulting decreases in Cash Grant received by us. Authorities may continue to adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or imposition of other requirements to qualify for these incentives. Any such reduction or additional requirements could adversely affect our results of operations.

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

Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. In addition, we will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval, and prior to our final sale to a customer, if any.

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

If we cannot offer residential lease customers an attractive value proposition due to an inability to continue to monetize tax benefits in connection with our residential lease arrangements, an inability to obtain financing for our residential lease program, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retail electricity or otherwise, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, and financial condition.

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

See also "—A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credit could adversely affect our business, revenues, margins, results of operations and cash flows."

We have to quickly build infrastructure to support the residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our financial results. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. See also "—Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions." We make certain assumptions in accounting for our residential lease program, including, among others, assumptions in accounting for our residual value of the leased systems.  As our residential lease program grows, if the residual value of leased systems does not materialize as assumed, it will adversely affect our results of operations. At the end of the term of the lease, our customers have the option to extend the lease and certain of those customers may either purchase the leased systems at fair market value or return them to us. Should there be a large number of returns, we may incur de-installation costs in excess of amounts reserved.

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

Our leases are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our residential lease program. As we look to extend the third party ownership model outside of the United States, we will be faced with the same risks and uncertainties we have in the United States. Our growth outside of the United States could depend on our ability to expand the third party ownership model, and our failure to successfully implement a third-party ownership model globally could adversely affect our financial results.

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

Almost all of our EPC contracts are fixed price contracts. We attempt to estimate all essential costs at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Thus, if the cost of materials or skilled labor were to rise dramatically, or if financing costs were to increase, our operating results could be adversely affected.

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

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years. For example, in July 2010, we formed AUOSP as a joint venture with AUO. In January 2012, we acquired Tenesol, and in November 2013, we acquired Greenbotics, Inc. In November 2014, we acquired SolarBridge Technologies, a developer of integrated microinverter technologies for the solar industry. In the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives, such as the potential joint venture YieldCo transaction described under "—Risks Related to Our Sales Channels—We may be unable to successfully form the previously announced YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits."

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

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control; for example, our ability to effectively manage our joint venture with AUO;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, and liabilities associated with compliance with laws (for example, the FCPA).

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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities ("VIEs") that affects our accounting treatment of our existing and future joint ventures. We have variable interests in AUOSP, our joint venture with AUO. To ascertain whether we are required to consolidate this entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner's obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of AUOSP would significantly increase our indebtedness. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional cell manufacturing production over the next five years, beginning with an expected $300 million to $350 million in capital expenditures in fiscal 2015, which will require successful execution of:

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

Improving our manufacturing processes, expanding our manufacturing facilities or developing new facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential lease program requires processes and systems to support this business model. If we are not successful or if we delay our continuing implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential lease business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

Fluctuations in the demand for our products may cause impairment of our project assets and other long-lived assets or cause us to write off equipment or inventory, and each of these events would adversely affect our financial results.

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

Fluctuations in foreign currency exchange rates and interest rates could adversely affect our business and results of operations.

We have significant sales globally, and we are exposed to movements in foreign exchange rates, primarily related to sales to European customers that are denominated in Euros. A depreciation of the Euro would adversely affect our margins on sales to European customers. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. As a result, substantial unfavorable changes in foreign currency exchange rates could have a substantial adverse effect on our financial condition and results of operations. Although we seek to reduce our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience losses. In the past, we have experienced an adverse impact on our revenue, gross margin, cash position and profitability as a result of foreign currency fluctuations. In addition, any break-up of the Eurozone would disrupt our sales and supply chain, expose us to financial counterparty risk, and materially and adversely affect our results of operations and financial condition.

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and "Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions."

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

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2014, 2013, and 2012, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

On June 6, 2006, we ceased to be a member of Cypress's consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress's combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress's option. During fiscal 2013, we recorded an estimated $3.3 million of liabilities due under this arrangement and the actual amount payable to Cypress based upon filing of the 2013 California tax return was approximately $0.2 million. Related to fiscal 2014, we recorded an estimated liability to Cypress of $0.7 million. As of December 28, 2014, we have a potential future liability of approximately $3.7 million.

We are jointly and severally liable for any tax liability during all periods in which we were deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which we were included in Cypress's consolidated or combined group, we could be liable in the event that any federal or state tax liability was incurred, but not discharged, by any other member of the group.

We will continue to be jointly and severally liable to Cypress until the statute of limitations runs or all appeal options are exercised for all years in which we joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, we may incur an incremental liability.

We would also be liable to Cypress for taxes that might arise from the distribution by Cypress of our former class B common stock to Cypress's stockholders on September 29, 2008, or "spin-off." In connection with Cypress's spin-off of our former class B common stock, we and Cypress, on August 12, 2008, entered into an amendment to our tax sharing agreement ("Amended Tax Sharing Agreement") to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the IRS to the effect that the distribution by Cypress of our former class B common stock to Cypress's stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code ("Code"). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the voting power or value of our stock was or is later acquired as part of a plan or series of related transactions that included the distribution of our stock. The Amended Tax Sharing Agreement requires us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress's distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

Under the Amended Tax Sharing Agreement, we also agreed that, until October 29, 2010, we would not effect a conversion of any or all of our former class B common stock to former class A common stock or any similar recapitalization transaction or series of related transactions (a "Recapitalization"). On November 16, 2011, we reclassified our former class A common stock and class B common stock into a single class of common stock. In the event this reclassification does result in the spin-off being treated as taxable, we could face substantial liabilities as a result of our obligations under the Amended Tax Sharing Agreement.

Any future agreements with Total S.A. regarding tax indemnification and certain tax liabilities may adversely affect our financial position.

We currently believe that we will not join in tax filings on a consolidated, combined or unitary basis with Total S.A. Accordingly, no tax sharing arrangement is currently in place. If we and Total join in a tax filing in the future, a tax sharing agreement will be required, which would allocate the tax liabilities among the parties and may adversely affect our financial position.

Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to earthquakes, floods, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, France, South Africa and Mexico. The facilities of our joint venture for manufacturing are located in Malaysia. Any significant earthquake, flood or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

In addition, legislators, regulators, and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce green-house gas emissions. Further regulation could be forthcoming at the federal or state level with respect to green-house gas emissions. Such regulation or similar regulations in other countries could result in regulatory or product standard requirements for our global business, including our manufacturing operations. Furthermore, the potential physical impacts of climate change on our operations may include changes in weather patterns (including floods, tsunamis, drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely affect the cost, production, sales and financial performance of our operations.

We could be adversely affected by any violations of the U.S. FCPA and foreign anti-bribery laws.

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

In addition, new U.S. legislation includes disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such "conflict" minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict free minerals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all minerals used in our products.

Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely affect our operations. In addition, we anticipate that we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. Due to the current economic environment, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

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

From time to time, we, our respective customers, or third parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. At present, we face a third-party complaint alleging patent infringement which was filed, but not served, against SolarBridge Technology LLC. our wholly owned subsidiary, in October 2014. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer's or these third-party providers' infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management's attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

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

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. We also have formed the joint venture to manufacture our solar cells at AUOSP, and formed a joint venture company with partners in China to commercialize our C7 Tracker technology. Our joint ventures or our partners may not be deterred from misappropriating our proprietary technologies despite contractual and other legal restrictions. Legal protection in countries where our joint ventures are located may not be robust and enforcement by us of our intellectual property rights may be difficult. As a result, our joint ventures or our partners could directly compete with our business. Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

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

Our past and possible future reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.

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

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to a risk of loss, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, and financial condition.

PII may also be shared with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach of the shared PII.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

Our debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $250.0 million revolving credit facility with Credit Agricole and our $47.5 million in principal amount of outstanding debt owed to International Finance Corporation, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

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

The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock). In particular, Rule 201 of SEC Regulation SHO generally restricts short selling when the price of a "covered security" triggers a "circuit breaker" by falling 10% or more from the security's closing price as of the end of regular trading hours on the prior day. If this circuit breaker is triggered, short sale orders can be displayed or executed for the remainder of that day and the following day only if the order price is above the then-current national best bid, subject to certain limited exceptions. Because our common stock is a "covered security", these Rule 201 restrictions, if triggered, may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.

In addition, during 2013 the SEC approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. ("FINRA") concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the "Limit Up-Limit Down" plan, which requires securities exchanges, alternative trading systems, broker-dealers and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a one-year pilot basis, on April 8, 2013 and was later extended through October 23, 2015.

The second initiative revised existing stock exchange and FINRA rules that establish the market-wide circuit breaker system. The market-wide circuit breaker system provides for specified market-wide halts in trading of stock for certain periods following specified market declines. The recent changes lowered the percentage-decline thresholds for triggering a market-wide trading halt and shortened the amount of time that trading is halted. Market declines under the new system are measured based on a decline in the S&P 500 Index compared to the prior day's closing value rather than a decline in the Dow Jones Industrial Average compared to the prior quarterly closing value. The changes to the market-wide circuit breaker system became effective, on a one-year pilot basis, on April 8, 2013 and were later extended through October 23, 2015. The potential restrictions on trading imposed by the Limit Up-Limit Down plan and the market-wide circuit breaker system may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.

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

As of December 28, 2014, Total owned approximately 60% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total's tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total's stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies ("Total Group") from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also "—Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

Conversion of our outstanding 0.75% debentures, 0.875% debentures, our warrants related to our outstanding 4.50% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue common stock upon conversion of our outstanding 0.75% or 0.875% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Sales of our common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

We issued warrants to affiliates of the underwriters of our 4.50% debentures, which are exercisable for a total of approximately 11.1 million shares of our common stock. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our 4.50%. If the market price of our common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.

The price of our common stock, and therefore of our outstanding 0.75%, 0.875% and 4.50% debentures, may fluctuate significantly.

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and the Nasdaq Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 0.75%, 0.875% and 4.50% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of these debentures.

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, our outstanding 0.75%, 0.875% and 4.50% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	215,000	Owned	n/a
Solar cell manufacturing facility[1]	Philippines	344,000	Owned	n/a
Solar module assembly facility[1]	Philippines	175,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facilities	France	11,600	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
European headquarters	Switzerland	3,929	Leased	2017
Global support offices	California, U.S.	142,000	Leased	2023
Global support offices	Texas, U.S.	69,000	Leased	2019
Global support offices	France	27,345	Leased	2023

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.

[2]
This building will serve as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW and is expected to be fully operational by in fiscal 2016, with initial production expected during fiscal 2015.

As of December 28, 2014, our principal properties include operating solar cell manufacturing facilities with a combined total annual capacity of over 1.5 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.7 GW. For more information about our manufacturing capacity, including relationships with third-party contract manufacturers and our joint venture, AUOSP, see "Item 1. Business."

We do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Balance Sheet Components."

ITEM 3. LEGAL PROCEEDINGS

Derivative Litigation

Derivative actions purporting to be brought on the Company's behalf were filed in state and federal courts against several of the Company's current and former officers and directors. The actions arose from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs were appointed. The complaints asserted state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints asserted state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserted state-law claims for breach of fiduciary duty and contribution and indemnification, and sought an unspecified amount of damages. On December 19, 2013, the parties executed a stipulated settlement agreement, providing that all claims against all defendants would be released and dismissed with prejudice, and that the Company would not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which would be paid from the proceeds of directors and officers liability insurance. At a hearing on August 22, 2014, the Superior Court of California for Santa Clara County entered an order providing for final approval of the stipulated settlement and dismissing that action with prejudice. On September 9, 2014, the court in the consolidated federal derivative action dismissed that action with prejudice. Those dismissals are now final. On October 22, 2014, the Delaware Chancery Court entered an order dismissing the Delaware derivative action with prejudice.

Tax Benefit Indemnification Litigation

On March 19, 2014, we received notice that a lawsuit had been filed by NRG Solar LLC ("NRG") against SunPower Corporation, Systems, our wholly-owned subsidiary ("SunPower Systems"), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. We do not believe that the facts support NRG’s claim under the operative indemnification provisions and intend to vigorously contest the claim. On May 5, 2014, SunPower Systems filed a demurrer to NRG’s complaint.  The Court sustained the demurrer with leave to amend. NRG filed its amended complaint on September 3, 2014. SunPower Systems filed a demurrer to NRG's amended complaint, which the Court sustained, again, with leave to amend.  NRG filed its Second Amended Complaint on January 13, 2015.  SunPower Systems filed a demurrer to NRG’s Second Amended Complaint, which is scheduled to be heard on March 12, 2015.  The case currently is pending and no trial date or case schedule has been set yet.

First Philec Arbitration

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce declared a binding partial award in the matter of an arbitration between First Philippine Electric Corporation ("FPEC") and First Philippine Solar Corporation ("FPSC") against SunPower Philippines Manufacturing, Ltd. ("SPML"), our wholly-owned subsidiary. FPSC is a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. SPML has not purchased any wafers from FPSC since the third quarter of 2012.

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, subject to adjustment to account for minority interests, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, to pay FPSC damages in the amount of $25.2 million. SPML’s purchase of FPEC’s interests in FPSC and the subsequent damages payment to FPSC have been suspended pending the parties’ agreement as to legal arrangements required to complete these transactions, but the transactions are presently scheduled to be completed in the second quarter of 2015.

As a result, as of the fourth quarter of fiscal 2014, we recorded an accrual of $63.0 million related to this case based on our best estimate of probable loss.

Other Litigation

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our business, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR." During fiscal 2014 and 2013, the high and low trading prices of our common stock were as follows:

	SPWR
	High	Low
Fiscal Year 2014
Fourth quarter	$35.64	$23.06
Third quarter	$40.98	$32.92
Second quarter	$41.06	$26.53
First quarter	$35.90	$29.14
Fiscal Year 2013
Fourth quarter	$34.39	$26.16
Third quarter	$28.10	$20.58
Second quarter	$22.70	$9.41
First quarter	$13.39	$5.62

As of February 17, 2015, there were approximately 1,603 record holders. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of the Company's debt agreements place restrictions on the Company and its subsidiaries' ability to pay cash dividends. For more information on our common stock and dividend rights, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Common Stock."

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 29, 2014 through October 26, 2014	10,548	$30.09	—	—
October 27, 2014 through November 23, 2014	37,935	$28.04	—	—
November 24, 2014 through December 28, 2014	6,830	$23.50	—	—
	55,313	$27.87	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Consolidated Statements of Operations Data
Revenue	$3,027,265	$2,507,203	$2,417,501	$2,374,376	$2,219,230
Gross margin	$625,127	$491,072	$246,398	$226,218	$509,893
Operating income (loss)	$251,240	$158,909	$(287,708)	$(534,098)	$138,867
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$184,614	$41,583	$(329,663)	$(602,532)	$183,413
Income (loss) from continuing operations per share of common stock:
Basic	$1.91	$0.79	$(3.01)	$(6.28)	$1.74
Diluted	$1.55	$0.70	$(3.01)	$(6.28)	$1.64

	As of
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Consolidated Balance Sheet Data
Cash and cash equivalents	$956,175	$762,511	$457,487	$725,618	$605,420
Working capital	$1,273,236	$528,017	$976,627	$1,163,245	$1,005,492
Total assets	$4,357,182	$3,898,690	$3,340,948	$3,519,130	$3,379,331
Long-term debt	$218,657	$93,095	$375,661	$364,273	$50,000
Convertible debt, net of current portion	$700,079	$300,079	$438,629	$423,268	$591,923
Total stockholders' equity	$1,534,174	$1,116,153	$993,352	$1,274,725	$1,657,434

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

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2014, 2013 and 2012 are 52-week fiscal years. Fiscal 2014 ended on December 28, 2014, fiscal 2013 ended on December 29, 2013, and fiscal 2012 ended December 30, 2012. Fiscal 2015 will be a 53-week fiscal year and will end on January 3, 2016.

Components of Results of Operations

The following section describes certain line items in our Consolidated Statements of Operations:

Revenue

We recognize revenue from the following activities and transactions within our regional segments:

•	Solar power components: the sale of panels and balance of system components, primarily to dealers, system integrators and distributors, in some cases on a multi-year, firm commitment basis.

•	Solar power systems: the design, manufacture, and sale of high-performance rooftop and ground-mounted solar power systems under construction and development agreements.

•	Residential leases: revenue recognized on systems under lease agreements with residential customers for terms of up to 20 years.

•
Other: revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts and commercial power purchase agreements.

For a discussion of how and when we recognize revenue, see "—Critical Accounting Estimates—Revenue Recognition."

Cost of Revenue

We generally recognize our cost of revenue in the same period that we recognize related revenue. Our cost of revenue fluctuates from period to period due to the mix of projects that we complete and the associated revenue that we recognize, particularly for construction contracts and large-scale development projects involving real estate. For a discussion of how and when we recognize revenue, see "—Critical Accounting Estimates—Revenue Recognition."

The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells; (ii) solar cells from our AUO SunPower Sdn. Bhd. ("AUOSP") joint venture; (iii) other materials and chemicals including glass, frame, and backing; and (iv) direct labor costs and assembly costs we pay to our third-party contract manufacturers. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, and construction subcontract and dealer costs. Other factors that contribute to our cost of revenue include salaries and personnel-related costs, depreciation, facilities related charges, and freight.

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power components, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, and actual overhead costs.

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

Restructuring

Restructuring expense consists mainly of costs associated with our November 2014 reorganization plan aimed towards realigning resources consistently with SunPower's global strategy and improving overall operating efficiency and cost structure. Charges in connection with this plan are primarily related to severance benefits.

Remaining restructuring costs are related to plans effected in both fiscal 2012 and fiscal 2011. These restructuring activities were substantially complete as of December 28, 2014; however, we expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

Goodwill and Other Intangible Asset Impairment

Goodwill and other intangible asset impairment primarily consists of impairment of goodwill as a result of our 2012 annual impairment test as we determined the carrying value of certain reporting units exceeded their fair value. Additionally, during fiscal 2012 we determined the carrying value of certain intangible assets in Europe were no longer recoverable. There were no impacts on the results of operations related to goodwill and other intangible asset impairment for fiscal years 2013 and 2014.

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

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We have an auxiliary company ruling in Switzerland, where we sell our solar power products, which currently reduces our Swiss tax rate. For additional information see "Note 1. The Company and Summary of Significant Accounting Policies" and "Note 13. Income Taxes" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

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

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. The investors were determined to hold noncontrolling interests, some of which are redeemable at the option of the noncontrolling interest holder. We apply the hypothetical liquidation value method in allocating recorded net income (loss) to each investor based on the change in the reporting period of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Note 1. The Company and Summary of Significant Accounting Policies" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements").

Revenue Recognition

Solar Power Components

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the risks and rewards of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training, or customer acceptance clauses, with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

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

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, we defer the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been triggered (see "Note 9. Commitments and Contingencies" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements").

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

Residential Leases

We offer a solar lease program, in partnership with third-party financial institutions, which allows our residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating- or sales-type leases in accordance with the relevant accounting guidelines, which involve making a variety of estimates, including the fair value and residual value of leased solar power systems.

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

Warranty Reserves

We generally provide a warranty for our solar panels that we manufacture at certain levels of power output for 25 years. In addition, we pass through to customers long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years and also provide system output performance warranties. We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations.

Valuation of Inventories

Inventories are valued at the lower of cost or market value. We evaluate the recoverability of our inventories, including future purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of bookings, sales backlog, sales pipeline, market forecast and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory and growth plans. Our factory production plans, which drive materials requirement planning, are established based on our assumptions of expected demand. We respond to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

We evaluate the terms of our long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its estimated market value or inventory is excess or obsolete, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business.

Stock-Based Compensation

We provide stock-based awards to our employees, executive officers and directors through various equity compensation plans including our employee stock option and restricted stock plans. We measure and record compensation expense for all stock-based payment awards based on estimated fair values. The fair value of restricted stock awards and units is based on the market price of our common stock on the date of grant. We have not granted stock options since fiscal 2008. We are required under current accounting guidance to estimate forfeitures at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are required to be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

We also grant performance share units to executive officers and certain employees that require us to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

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

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see "Note 3. Business Combinations" and "Note 4. Goodwill and Other Intangible Assets" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

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

Accounting for Income Taxes

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 28, 2014, we believe there is insufficient evidence to realize additional deferred tax assets, although it is possible that a reversal of the valuation allowance, which could be material, could occur in a future period.

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

Pursuant to the Tax Sharing Agreement with Cypress, our former parent company, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also "Item 1A. Risk Factors—Risks Related to Our Operations—Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives."

In addition, foreign exchange gains (losses) may result from estimated tax liabilities which are expected to be realized in currencies other than the U.S. dollar.

Outlook

While remaining focused on our U.S. market, we plan to continue to expand our business in growing and sustainable markets, including Africa, Australia, China, Saudi Arabia, South America, and Turkey. Through our investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd., with partners in China, we plan to manufacture and deploy our C7 Tracker systems in Inner Mongolia and other regions in China. We plan to expand our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016, with initial production expected during fiscal 2015.

We continue to improve our unique, differentiated solar cell and panel technology. Our new residential product line includes our SunPower X-Series Solar Panels with demonstrated average panel efficiencies exceeding 21.5%. We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. In fiscal 2014, we produced our first solar cells with over 25% efficiency in the lab and in fiscal 2015, we expect to reach production panel efficiencies of 23% using a simplified, lower cost manufacturing process.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in Tendril Networks, our acquisition of SolarBridge Technologies, and our exclusive agreement with Sunverge Energy. We have licensed a data-driven ESM Platform to power the development of new Smart Energy applications designed to deliver personalized energy services to our customers. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also expect to make combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States and Australia in fiscal 2015 through an exclusive agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of December 28, 2014:

Project	Location	Size (MW)	Third-Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition[3]
Solar Star Projects	California, USA	748	MidAmerican Energy Holdings Company	Southern California Edison	2015
Prieska Solar Project[1]	South Africa	86	Mulilo Prieska PV (RF) Proprietary Limited	Eskom Holdings Soc LTD	2016
Project Salvador[1]	Chile	70	Total S.A., Etrion Corporation, Solventus Energias Renovables	N/A2	2015

[1]	We have entered into an EPC agreement and a long-term fixed price operations and maintenance ("O&M") agreement with the owners of the Prieska Solar Project and Project Salvador.

[2]	Electricity produced will be sold on the spot market.

[3]	Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of December 28, 2014, an aggregate of approximately $379 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of December 28, 2014:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition[1]
Quinto Solar Project	California	135	Southern California Edison	2015
Henrietta Solar Project	California	128	PG&E	2016
Hooper Solar Project	Colorado	60	Public Service Company of Colorado	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated power purchase agreement has been executed.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with third-party investors, which provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. Our financing arrangements with third-party investors take various forms, including non-recourse financing arrangements with tax equity investors and non-recourse loan agreements. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. We plan to continue to expand the program, and are exploring opportunities to offer additional financial products to customers in the United States and in select international markets, certain of which may occur in fiscal 2015.

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We have applied and will apply for the §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which are administered by the U.S. Internal Revenue Service ("IRS") and Treasury Department, respectively, for residential leases. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and IRS. If the amount or timing of the ITC or Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations and cash flows. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems. As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

Results of Operations

Revenue

	Fiscal Year
(In thousands)	2014	% of total revenue	2013	% of total revenue	2012	% of total revenue
Americas	$2,323,441	77%	$1,676,472	67%	$1,696,348	70%
EMEA	288,533	9%	450,659	18%	489,484	20%
APAC	415,291	14%	380,072	15%	231,669	10%
Total revenue	$3,027,265		$2,507,203		$2,417,501

Total Revenue:  Our total revenue increased 21% during fiscal 2014 as compared to fiscal 2013 primarily due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. During the fourth quarter of fiscal 2014, certain large-scale solar power systems involving real estate met the required criteria, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," to recognize $429 million of incremental revenue under the full accrual method.

Our total revenue increased 4% during fiscal 2013 as compared to fiscal 2012 primarily due to an overall increase in components sales generally made under long-term supply agreements, and timing of revenue recognition on certain large-scale solar power systems involving real estate.

Concentrations: Sales outside the Americas Segment represented approximately 23% and 33% of total revenue recognized during fiscal 2014 and fiscal 2013, respectively. The increase in percentage of revenue within the Americas Segment was primarily driven by a significant increase in revenue due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. The increase in percentage of revenue within the Americas Segment was also driven by lower revenue recognized within the EMEA Segment due to substantial completion of revenue recognition on certain utility-scale solar power systems, partially offset by an increase in component sales within the APAC Segment, primarily in Japan.

Sales outside the Americas Segment represented approximately 33% and 30% of total revenue recognized during fiscal 2013 and fiscal 2012, respectively. The decrease in percentage of sales within the Americas Segment was driven by additional component sales within the APAC Segment, primarily in Japan, as well as expanded business activities outside of Europe, including the Middle East and Africa.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in fiscal 2014, 2013, and 2012, respectively.

		Fiscal Year
Revenue		2014	2013	2012
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	49%	25%	*
NRG Solar, Inc.	Americas	*	17%	35%

*	denotes less than 10% during the period

Americas Revenue: Americas revenue increased 39% during fiscal 2014 as compared to fiscal 2013, primarily due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. During the fourth quarter of fiscal 2014, certain large-scale solar power systems involving real estate met the required criteria, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," to recognize $429 million of incremental revenue under the full accrual method.

Americas revenue decreased 1% during fiscal 2013 as compared to fiscal 2012 primarily as a result of lower volumes of component sales within the region and projects which were substantially completed during the period. The decrease was partially offset by an increase in revenue recognized on large-scale solar power systems involving real estate.

EMEA Revenue:  EMEA revenue decreased 36% during fiscal 2014 as compared to fiscal 2013, primarily due to substantial completion of revenue recognition on certain utility-scale solar power systems.

 EMEA revenue decreased 8% during fiscal 2013 as compared to fiscal 2012 due to lower component sales made through the global dealer network, partially offset by an increase in utility-scale solar projects and related revenue, including the sale of a 10 MW solar power system in Israel and revenue recognized on two solar power systems totaling 33 MW under construction in South Africa.

APAC Revenue: APAC revenue increased 9% during fiscal 2014 as compared to fiscal 2013 due to additional component sales made under long-term supply agreements, primarily in Japan, partially offset by lower average selling prices.

APAC revenue increased 64% in fiscal 2013 as compared to fiscal 2012 primarily a result of additional component sales in Japan made under long-term supply agreements, partially offset by declines in average selling prices.

Revenue recognized during fiscal 2014, 2013 and 2012 for each of the below categories was as follows:

	Fiscal Year
Revenue by Significant Category (in thousands):	2014	2013	2012
Solar power components[1]	$943,652	$917,960	$985,436
Solar power systems[2]	1,896,696	1,399,972	1,318,269
Residential leases[3]	129,962	137,054	68,914
Other revenue[4]	56,955	52,217	44,882
	$3,027,265	$2,507,203	$2,417,501

[1]
Solar power components represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

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

Solar Power Components: Revenue related to solar power components increased $25.7 million, or 3% in fiscal 2014 as compared to fiscal 2013 due to increased component sales in APAC, primarily in Japan. Revenue related to solar power components decreased $67.5 million or 7% in fiscal 2013 as compared to fiscal 2012 primarily due to lower sales in the EMEA Segment as a result of declines in European government incentives enacted during fiscal 2011, which negatively impacted demand and pricing within the region.

Solar Power Systems: Revenue related to our solar power systems increased $496.7 million, or 35% in fiscal 2014 as compared to 2013 primarily due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. During the fourth quarter of fiscal 2014, certain large-scale solar power systems involving real estate met the required criteria, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," to recognize $429 million of incremental revenue under the full accrual method.

Revenue related to our solar power systems increased $81.7 million, or 6%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to timing of revenue recognition on certain large-scale solar power systems involving real estate, partially offset by substantial completion of revenue recognition on other construction and development contracts during the period.

Residential Leases: Revenue recognized in connection with our residential lease program decreased $7.1 million, or 5% in fiscal 2014 as compared to fiscal 2013 primarily due to a decrease in the number of solar power systems placed in service that were accounted for as sales-type leases and was partially offset by an increase in rent and rebate revenue from operating leases.

Revenue recognized in connection with our residential lease program increased $68.1 million in fiscal 2013 as compared to fiscal 2012 which was attributable to additional leased solar power systems placed in service and additional facilities under which third-party investors hold noncontrolling interests in certain of our consolidated entities that hold SunPower solar power systems and leases with residential customers.

Cost of Revenue

	Fiscal Year
(In thousands)	2014	2013	2012
Americas	$1,759,639	$1,299,701	$1,415,417
EMEA	250,735	419,416	559,993
APAC	391,764	297,014	195,693
Total cost of revenue	$2,402,138	$2,016,131	$2,171,103
Total cost of revenue as a percentage of revenue	79%	80%	90%
Total gross margin percentage	21%	20%	10%

Total Cost of Revenue: Our total cost of revenue increased 19% in fiscal 2014 as compared to fiscal 2013 primarily as a result of the substantial completion of recognition of revenue and corresponding costs of certain large-scale solar power systems, in addition to a charge of $56.8 million recorded in the fourth quarter of fiscal 2014 in connection with a legal settlement related to First Philec, as described in "Item 3. Legal Proceedings," and a $52.0 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract.

Our total cost of revenue decreased 7% in fiscal 2013 as compared to fiscal 2012 as a result of, (i) an overall decrease in material and installation costs; (ii) a $52.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013; (iii) $13.9 million of accelerated depreciation; and (iv) $11.9 million of idle equipment impairment recorded during fiscal 2012 as described below. The decrease was partially offset by an overall increase in components sales and additional project construction and development activities.

Gross Margin

	Fiscal Year
(In thousands)	2014	2013	2012
Americas	24%	22%	17%
EMEA	13%	7%	(14)%
APAC	6%	22%	16%

Americas Gross Margin: Gross margin for our Americas Segment increased 2 percentage points during fiscal 2014 as compared to fiscal 2013 as a result of favorable margins on large utility-scale solar power systems recognized in fiscal 2014, including recognition of $145 million in incremental margin because we met the criteria to recognize revenue under the full accrual method, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," for certain large-scale solar power systems involving real estate. The increase in fiscal 2014 gross margin was partially offset by a charge of $32.6 million recorded in the fourth quarter of fiscal 2014 in connection with a legal settlement related to First Philec, as described in "Item 3. Legal Proceedings," as well as a $25.6 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract. Gross margin in our Americas Segment increased 5 percentage points in fiscal 2013 as compared to fiscal 2012 primarily as a result of a $25.6 million non-recurring benefit in 2013 that was associated with the termination of a third-party supply contract.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 6 percentage points in fiscal 2014 as compared to fiscal 2013 as a result of more favorable margins on ongoing solar power projects, increased activity in component sales within the region, and recoveries in average selling prices, partially offset by a charge of $6.1 million recorded in the fourth quarter of fiscal 2014 in connection with a legal settlement related to First Philec, as described in "Item 3. Legal Proceedings," as well as a $9.4 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract. Gross margin for our EMEA Segment increased 21 percentage points in fiscal 2013 as compared to fiscal 2012 as a result of increased activity in utility-scale solar projects within the region, as well as a $9.4 million gain associated with the termination of a third-party supply contract during fiscal 2013.

APAC Gross Margin: Gross margin for our APAC Segment decreased 16 percentage points during fiscal 2014 as compared to fiscal 2013 as a result of declines in average selling prices and an increase in the volume of components sold in fiscal 2014, primarily in Japan. The decrease in gross margin during fiscal 2014 is also the result of a charge of $18.1 million recorded in the fourth quarter of fiscal 2014 in connection with a legal settlement related to First Philec, as described in "Item 3. Legal Proceedings," as well as a $17.0 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract. Gross margin for our APAC Segment increased 6 percentage points during fiscal 2013 as compared to fiscal 2012 as a result of reductions in material and other costs at a rate greater than declines in average selling prices as well as a $17.0 million non-recurring gain associated with the termination of a third-party supply contract in fiscal 2013.

Research and Development ("R&D")

	Fiscal Year
(In thousands)	2014	2013	2012
R&D	$73,343	$58,080	$63,456
As a percentage of revenue	2%	2%	3%

R&D expense increased $15.3 million, or 26%, in fiscal 2014 as compared to fiscal 2013 primarily due to a $10.3 million increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as consulting and outside services supporting programs related to our next generation solar technology. These increases were partially offset by contributions under the R&D Agreement with Total.

R&D expense decreased $5.4 million, or 8%, in fiscal 2013 as compared to fiscal 2012 primarily due to (i) a $2.9 million decrease in labor costs; (ii) a $2.2 million charge recorded in fiscal 2012 related to an impairment of equipment recorded as a result of changes in the deployment plan for our next generation solar cell technology in one of our Fabs; and (iii) $1.7 million of contributions from Total received in fiscal 2013 in connection with projects under the R&D Agreement (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Transactions with Total and Total S.A.").

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands)	2014	2013	2012
SG&A	$288,321	$271,481	$310,246
As a percentage of revenue	10%	11%	13%

SG&A expense increased $16.8 million, or 6% during fiscal 2014 as compared to fiscal 2013 primarily due to an increase in marketing activities.

SG&A expense decreased $38.8 million, or 12%, during fiscal 2013 as compared to fiscal 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012 as well as a decrease in acquisition and integration costs that were incurred during fiscal 2012 as a result of our acquisition of Tenesol S.A. in January 2012. Additionally contributing to the decrease was a reduction in legal expenses as a result of the settlement of the securities class action lawsuit in the fourth quarter of fiscal 2012.

Restructuring Charges

	Fiscal Year
(In thousands)	2014	2013	2012
Restructuring charges	$12,223	$2,602	$100,823
As a percentage of revenue	—%	—%	4%

Restructuring charges during fiscal 2014 increased $9.6 million as compared to fiscal 2013 and were primarily related to severance charges associated with our November 2014 restructuring plan. Remaining restructuring charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

Total restructuring charges decreased $98.2 million during fiscal 2013 as compared to fiscal 2012 due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011.

See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring" for further information regarding our restructuring plans.

Other Expense, Net

	Fiscal Year
(In thousands)	2014	2013	2012
Interest income	$2,583	$6,017	$1,091
Interest expense	(69,658)	(108,739)	(84,120)
Gain on share lending arrangement	—	—	50,645
Other, net	449	(14,604)	(9,571)
Other expense, net	$(66,626)	$(117,326)	$(41,955)
As a percentage of revenue	(2)%	(5)%	(2)%

Other expense, net decreased $50.7 million or 43% in fiscal 2014 as compared to fiscal 2013 primarily driven by a decrease in interest expense due to the expiration of the Liquidity Support Agreement and the maturity of the 4.75% debentures due in April 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses. Other net expenses declined primarily as a result of charges, such as $4.9 million related to impairment of investments in unconsolidated investees, which occurred in fiscal 2013 and did not recur in fiscal 2014.

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

Income Taxes

	Fiscal Year
(In thousands)	2014	2013	2012
Provision for income taxes	$(8,760)	$(11,905)	$(21,842)
As a percentage of revenue	—%	—%	(1)%

In fiscal 2014, our income tax provision of $8.8 million on income before income taxes and equity in earnings of unconsolidated investees of $184.6 million, was primarily due to tax expense in profitable foreign jurisdictions, prior period provision to return adjustments in the United States and foreign jurisdictions, valuation allowance release from an acquisition in the current period, as well as minimum taxes and adjustments to unrecognized tax benefits.

In fiscal 2013, our income tax provision of $11.9 million, on income before income taxes and equity in earnings of $41.6 million was due to tax on foreign income in certain jurisdictions where our operations were profitable, adjustments to unrecognized tax benefits, prior year return to provision adjustments and a valuation allowance recorded against a foreign deferred tax asset.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to the extent that such earnings have not been currently or previously subjected to taxation of the United States.

We record a valuation allowance to reduce our United States and France deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 28, 2014, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2014.

Equity in Earnings (Loss) of Unconsolidated Investees

	Fiscal Year
(In thousands)	2014	2013	2012
Equity in earnings (loss) of unconsolidated investees	$7,241	$3,872	$(515)
As a percentage of revenue	—%	—%	—%

In fiscal 2014, 2013 and 2012, our equity in earnings (loss) of unconsolidated investees was a net gain of $7.2 million, $3.9 million and a net loss of $0.5 million, respectively, primarily due to increased activities at our AUOSP joint venture.

Net Income

	Fiscal Year
(In thousands)	2014	2013	2012
Net income (loss)	$183,095	$33,550	$(352,020)

Net income increased $149.5 million in fiscal 2014 as compared to fiscal 2013. The increase in net income was primarily driven by: (i) a $134.1 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized coupled with an overall decrease in material and installation costs, and (ii) a $50.7 million decrease in Other expense, net due to lower interest expense primarily as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014, but was partially offset by (iii) a $56.8 million legal settlement related to First Philec, as described in "Item 3. Legal Proceedings," as well as (iv) a $41.7 million increase in operating expenses.

Net income increased $385.6 million and moved from a net loss to a net income position in fiscal 2013 over fiscal 2012. The increase in net income was primarily driven by: (i) a $244.7 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized during fiscal 2013, including an overall decrease in material and installation costs, as well as a $52.0 million non-cash gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013; (ii) a $98.2 million decrease in restructuring expense due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011; (iii) $59.6 million of goodwill and other intangible asset impairment recorded in the third quarter of fiscal 2012; and (iv) a $44.1 million decrease in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities. These increases were partially offset by a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands)	2014	2013	2012
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$62,799	$62,043	$—

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

In fiscal 2014 and 2013, we attributed $62.8 million and $62.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $0.8 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Fiscal Year
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$8,360	$162,429	$28,903
Net cash used in investing activities	$(309,239)	$(153,178)	$(220,067)
Net cash provided by (used in) financing activities	$498,566	$294,068	$(75,708)

Operating Activities

Net cash provided by operating activities in fiscal 2014 was $8.4 million and was primarily the result of: (i) a net income of $183.1 million; (ii) a $205.5 million decrease in prepaid expenses and other assets driven by a decline in deferred costs related to the Solar Star Projects; (iii) net non-cash charges of $186.0 million related to depreciation, non-cash interest charges, and stock based compensation; (iv) $45.8 million increase in accounts payable and other accrued liabilities; and (v) $21.7 million net increase in deferred income taxes and other liabilities. This was partially offset by: (i) $225.2 million decrease in billings in excess of costs and estimated earnings driven by a decline related to the Solar Star Projects; (ii) $155.3 million increase in costs and estimated earnings in excess of billings driven by an increase related to the Solar Star Projects; (iii) $94.3 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) $68.2 million increase in project assets primarily related to our Quinto Solar Energy project; (v) $26.3 million increase in advance payments made to suppliers; (vi) $31.5 million increase in accounts receivable; (vii) $23.5 million decrease in customer advances; and (viii) $9.4 million net change in other operating assets.

Net cash provided by operating activities in fiscal 2013 was $162.4 million and was primarily the result of: (i) a net income of $33.6 million; (ii) a $120.6 million increase in accounts payable and other accrued liabilities; (iii) a $83.1 million increase in billings in excess of costs and estimated earnings; and (iv) other net non-cash charges of $142.6 million primarily related to depreciation, non-cash interest charges, and stock based compensation, which includes a gain of $52.0 million on contract termination; and (v) other net changes in operating assets and liabilities of $4.1 million. This was partially offset by: (i) an increase of $107.5 million in long-term financing receivables, net related to our net investment in sales-type leases; (ii) a $28.3 million increase in inventory and project assets for construction of future and current projects primarily in North America; (iii) an increase in accounts receivable of $53.8 million; and (iv) an increase of $31.9 million in additional advance payments made to suppliers.

Net cash provided by operating activities in fiscal 2012 was $28.9 million and was primarily the result of: (i) a non-cash loss of $77.8 million on retirement of property, plant and equipment as primarily the result of our restructuring plan regarding Fab 1 consolidation and changes in the deployment plan for our next generation of solar cell technology; (ii) a $65.7 million increase in customer advance due to additional prepayments received from AUOSP; (iii) non-cash impairment charges totaling $59.6 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2012; (iv) a $54.7 million increase in billings in excess of costs and estimated earnings related to contractual timing of system project billings; (v) other net changes in operating assets and liabilities of $126.5 million; and (vi) $207.3 million of other, net non-cash charges primarily attributable to depreciation and amortization, and stock based compensation. This was partially offset by (i) a net loss of $352.0 million; (ii) increases in prepaid expense and other assets of $73.7 million primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America and deferred costs associated with solar power systems to be leased; (iii) an increase of $62.4 million in long-term financing receivables, net related to our net investment in sales-type leases; (iv) a $50.6 million gain in connection with our former share lending arrangement with LBIE which was classified as cash from financing activities (see below); and (v) an increase in project assets of $23.4 million for construction of future and current projects primarily in North America.

Investing Activities

Net cash used in investing activities in fiscal 2014 was $309.2 million, which included: (i) $166.9 million related to capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $97.0 million paid for investments in unconsolidated investees driven by a $72.0 million equity contribution to AUOSP; (iii) $35.1 million paid for acquisitions; and (iv) a $11.6 million increase in restricted cash. This was partially offset by $1.4 million proceeds from maturities of marketable securities.

Net cash used in investing activities in fiscal 2013 was $153.2 million, which included: (i) $99.9 million in purchases of marketable securities; (ii) $97.2 million related to costs associated with solar power systems leased and to be leased; (iii) $34.1 million of capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (iv) $21.3 million related to costs associated with solar power systems under the financing method; and (v) $17.8 million paid for investments in unconsolidated investees. This was partially offset by (i) $100.9 million in proceeds from sales or maturities of marketable securities; (ii) $15.5 million of restricted cash released back to us due to expirations of fully cash-collateralized letters of credit under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letters of credit into the August 2011 Deutsche Bank facility under which payment of obligations is uncollateralized and guaranteed by Total S.A; and (iii) $0.6 million in proceeds from the sale of equipment to a third-party.

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

Financing Activities

Net cash provided by financing activities in fiscal 2014 was $498.6 million, which included: (i) $395.3 million in net proceeds from the issuance of our 0.875% convertible debentures due 2021; (ii) $100.7 million of contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program; (iii) $81.9 million of proceeds from issuance of non-recourse debt financing to finance solar power systems and leases under our residential lease program; (iv) $61.5 million in proceeds from issuance of project loans; (v) $46.4 million in net proceeds from sale-leaseback financing arrangements; and (vi) $3.4 million in proceeds from exercise of stock options and excess tax benefit from stock-based compensation. This was partially offset by: (i) $57.5 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $42.3 million cash paid to repurchase convertible debt; (iii) a $40.7 million assumption of a project loan by a customer; (iv) $17.1 million in repayments of bank loans, project loans and other debt; (v) $15.7 million of repayments of residential lease financing; (vi) a $12.2 million net payment to settle the 4.75% Bond Hedge and Warrant; and (vii) $5.1 million of distributions to noncontrolling interests and redeemable noncontrolling interests.

Net cash provided by financing activities in fiscal 2013 was $294.1 million, which included: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $82.4 million from project loans; (iii) $96.4 million of financing proceeds associated with our residential lease program; (iv) $100.0 million of contributions from noncontrolling interests; and (v) $73.1 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $290.5 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $34.9 million assumption of project loans by customers; (iii) $19.8 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iv) 8.8 million in repayments of sale leaseback financing.

Net cash used in financing activities in fiscal 2012 was $75.7 million, which included: (i) $169.6 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of 154.1 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility; and (iv) $5.7 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by (i) $163.6 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $150.0 million under the Credit Agricole revolving credit facility; (iii) $50.6 million of proceeds from the recovery of a claim in connection with our former share lending arrangement with LBIE; (iv) $27.6 million from project loans; and (v) $60.4 million of financing proceeds associated with our residential lease program.

Debt and Credit Sources

Convertible Debentures

As of December 28, 2014, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of December 28, 2014, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of December 28, 2014, an aggregate principal amount of $249.6 million of the 4.50% debentures due 2015 remained issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). As of December 28, 2014, the holders of the 4.50% debentures due 2015 have the right to convert the debentures at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions (the "4.50% Warrants") which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, our warrants related to our outstanding 4.50% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease."

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

As of December 28, 2014, we had $47.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of December 28, 2014, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of December 28, 2014, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions ("the July 2013 revolving credit facility"), under which we may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired (collectively, the "Restructuring").

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

As of December 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

As of December 28, 2014, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $654.7 million.

September 2011 Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, "Deutsche Bank Trust")

On September 27, 2011, we entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and we have entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of December 28, 2014 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.6 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Project Debt

On October 17, 2014, we, through a wholly-owned subsidiary (the "Project Company"), entered into an approximately $377.0 million credit facility with Santander Bank, N.A., Mizuho Bank, Ltd. and Credit Agricole (the "Quinto Credit Facility") in connection with the planned construction of the approximately 135 MW Quinto Solar Energy Project, located in Merced County, California (the "Quinto Project").

 The Quinto Credit Facility includes approximately $318.0 million in construction loan commitments and approximately $59.0 million in letter of credit commitments. Principal and accrued interest on the construction loans are convertible into term loans following the end of the construction period.  The Quinto Credit Facility matures at the end of the seventh year following the term loan conversion, with semi-annual principal payments computed on a 19-year amortization schedule and a balloon payment at maturity. Generally, borrowings under the Quinto Credit Facility will bear interest of (a) with respect to any LIBOR rate loan, either 1.625% or 1.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency Liabilities" as specified in Regulation D and (b) with respect to any alternate base rate loan, either 0.625% or 0.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%. In addition, a commitment fee of 0.50% per annum is charged on funds available for borrowing and not borrowed. All outstanding indebtedness under the Quinto Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty, other than customary breakage costs. We have committed to invest approximately $139 million of equity in the Quinto Project Company, with such investments to be made over time in connection with the completion of project development milestones. The Quinto Credit Facility is secured by the assets of, and equity in, the Project Company, but is otherwise non-recourse to us and our affiliates. The Quinto Credit Facility contains certain affirmative and negative covenants that limit or restrict, subject to certain exceptions, the ability of the Project Company to do certain things including the incurrence of indebtedness or liens, payment of dividends, merging or consolidating, transactions with affiliates or changing the nature of its business.

Proceeds from the Quinto Credit Facility will be used primarily to fund the construction of the Quinto Project under a turnkey EPC agreement between the Project Company and SunPower Corporation, Systems, our wholly-owned subsidiary.

As of December 28, 2014 we had outstanding borrowings of $61.5 million under the Quinto Credit Facility.

Liquidity

As of December 28, 2014, we had unrestricted cash and cash equivalents of $956.2 million as compared to $762.5 million as of December 29, 2013. Our cash balances are held in numerous locations throughout the world and as of December 28, 2014, we had approximately $406.8 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, we and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture through 2014 amounting to $169.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). However, AUOSP's $300 million secured loan facility in connection with Fab 3A includes a covenant that requires the joint venture partners to make certain minimum equity injections in the beginning of fiscal 2015. In addition, if AUOSP, or either shareholder requests additional equity financing to AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate. See also "Part I. Item 1A. Risk Factors—Risks Related to Our Operations—If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected."

Our 4.50% debentures due 2015 are convertible into cash. Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Debt and Credit Sources" represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $300 million to $350 million in fiscal 2015 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 28, 2014, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.6 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing"). As of December 28, 2014, we have entered into a total of seven facilities with third-party investors and received $100.7 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, we entered into two long-term non-recourse loans to finance solar power systems and leases under our residential lease program. The loans have a 17-year term. In fiscal 2014, we drew down $81.9 million of proceeds, net of issuance costs, under the loan agreements. As of December 28, 2014, the short-term and long-term balances of the loans were $1.5 million and $80.4 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants and repayment of our current indebtedness, including our 4.50% debentures due 2015 (described above). In addition, we have $250 million available to us under our revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors." under the caption "Item 1A. Risk Factors."

As of December 28, 2014, an aggregate principal amount of $249.6 million of our 4.50% debentures due 2015 remain issued and outstanding and are classified as short-term debt on our Consolidated Balance Sheet. If utilized, we have $250.0 million available to us under our revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2014:

		Payments Due by Fiscal Period
(In thousands)	Total	2015	2016-2017	2018-2019	Beyond 2019
Convertible debt, including interest[1]	$982,341	$257,870	$11,500	$307,944	$405,027
IFC mortgage loan, including interest[2]	49,736	16,269	30,964	2,503	—
CEDA loan, including interest[3]	71,438	2,550	5,100	5,100	58,688
Quinto credit facility, including interest	72,033	1,646	8,963	6,516	54,908
Other debt, including interest[4]	152,901	7,882	15,866	15,791	113,362
Future financing commitments[5]	171,890	171,890	—	—	—
Operating lease commitments[6]	151,731	18,889	29,864	26,477	76,501
Sale-leaseback financing[7]	100,941	8,367	13,884	13,090	65,600
Capital lease commitments[8]	6,383	1,142	2,093	1,410	1,738
Non-cancellable purchase orders[9]	216,536	216,536	—	—	—
Purchase commitments under agreements[10]	1,645,494	381,925	740,846	357,876	164,847
Total	$3,621,424	$1,084,966	$859,080	$736,707	$940,671

[1]
Convertible debt, including interest, relates to the aggregate of $949.7 million in outstanding principal amount of our senior convertible debentures on December 28, 2014. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $47.5 million borrowed as of December 28, 2014. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2014 amounting to $169.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $2.9 million, subject to certain conditions.

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2014, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. On February 6, 2015, we received a notice from the supplier requesting payment for $56.1 million related to this shortfall. This amount has been included in the '2015' column in the above table and we have not recorded an accrual for this amount as of December 28, 2014, as we expect to satisfy the obligation via purchases of inventory in fiscal 2015, within the cure period specified in the contracts, and the amounts did not become due until after the end of fiscal 2014.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 28, 2014, total liabilities associated with uncertain tax positions were $31.8 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of December 28, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 9%, 18% and 20% of our total revenue in fiscal 2014, 2013 and 2012, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $28.9 million, $45.1 million and $48.9 million in fiscal 2014, 2013, and 2012, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 28, 2014, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $26.6 million and $134.7 million, respectively. As of December 29, 2013, we held option and forward contracts totaling $115.3 million and $75.0 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 28, 2014 and December 29, 2013, advances to suppliers totaled $409.7 million and $383.3 million, respectively. Two suppliers accounted for 82% and 17% of total advances to suppliers as of December 28, 2014, and 77% and 22% as of December 29, 2013.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of December 28, 2014, the outstanding principal balance of our variable interest borrowings was $47.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $375.0 million in money market funds as of December 28, 2014 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 28, 2014 and December 29, 2013, investments of $210.9 million and $131.7 million, respectively, are accounted for using the equity method, and $32.3 million and $12.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2027 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,019.4 million as of December 28, 2014. The aggregate estimated fair value of our outstanding convertible debentures was $980.8 million as of December 29, 2013. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,121.4 million and $1,078.9 million as of December 28, 2014 and December 29, 2013, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $917.5 million and $882.7 million as of December 28, 2014 and December 29, 2013, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited the accompanying consolidated balance sheets of SunPower Corporation as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunPower Corporation at December 28, 2014 and December 29, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunPower Corporation's internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited SunPower Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunPower Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunPower Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of SunPower Corporation and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2015

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$956,175	$762,511
Restricted cash and cash equivalents, current portion	18,541	13,926
Accounts receivable, net[1]	504,316	360,594
Costs and estimated earnings in excess of billings[1]	187,087	31,787
Inventories	208,573	245,575
Advances to suppliers, current portion	98,129	58,619
Project assets - plants and land, current portion	101,181	69,196
Prepaid expenses and other current assets[1]	328,845	646,270
Total current assets	2,402,847	2,188,478

Restricted cash and cash equivalents, net of current portion	24,520	17,573
Restricted long-term marketable securities	7,158	8,892
Property, plant and equipment, net	585,344	533,387
Solar power systems leased and to be leased, net	390,913	345,504
Project assets - plants and land, net of current portion	15,475	6,411
Advances to suppliers, net of current portion	311,528	324,695
Long-term financing receivables, net	269,587	175,273
Goodwill and other intangible assets, net	37,981	—
Other long-term assets[1]	311,829	298,477
Total assets	$4,357,182	$3,898,690

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$419,919	$443,969
Accrued liabilities	331,034	358,157
Billings in excess of costs and estimated earnings	83,440	308,650
Short-term debt	18,105	56,912
Convertible debt, current portion	245,325	455,889
Customer advances, current portion[1]	31,788	36,883
Total current liabilities	1,129,611	1,660,460

Long-term debt	218,657	93,095
Convertible debt, net of current portion[1]	700,079	300,079
Customer advances, net of current portion[1]	148,896	167,282
Other long-term liabilities	555,344	523,991
Total liabilities	2,752,587	2,744,907
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	28,566	—
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both December 28, 2014 and December 29, 2013	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 138,616,252 shares issued, and 131,466,777 outstanding as of December 28, 2014; 126,946,763 shares issued, and 121,535,913 outstanding as of December 29, 2013	131	122
Additional paid-in capital	2,219,581	1,980,778
Accumulated deficit	(560,598)	(806,492)
Accumulated other comprehensive loss	(13,455)	(4,318)
Treasury stock, at cost; 7,149,475 shares of common stock as of December 28, 2014; 5,410,850 shares of common stock as of December 29, 2013	(111,485)	(53,937)
Total stockholders' equity	1,534,174	1,116,153
Noncontrolling interests in subsidiaries	41,855	37,630
Total equity	1,576,029	1,153,783
Total liabilities and equity	$4,357,182	$3,898,690

[1]
The Company has related-party balances for transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 7, Note 10, Note 11, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	December 28, 2014	December 29, 2013	December 30, 2012

Revenue	$3,027,265	$2,507,203	$2,417,501
Cost of revenue	2,402,138	2,016,131	2,171,103
Gross margin	625,127	491,072	246,398
Operating expenses:
Research and development	73,343	58,080	63,456
Sales, general and administrative	288,321	271,481	310,246
Restructuring charges	12,223	2,602	100,823
Goodwill and other intangible asset impairment	—	—	59,581
Total operating expenses	373,887	332,163	534,106
Operating income (loss)	251,240	158,909	(287,708)
Other income (expense), net:
Interest income	2,583	6,017	1,091
Interest expense	(69,658)	(108,739)	(84,120)
Gain on share lending arrangement	—	—	50,645
Other, net	449	(14,604)	(9,571)
Other expense, net	(66,626)	(117,326)	(41,955)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	184,614	41,583	(329,663)
Provision for income taxes	(8,760)	(11,905)	(21,842)
Equity in earnings (loss) of unconsolidated investees	7,241	3,872	(515)
Net income (loss)	183,095	33,550	(352,020)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	62,799	62,043	—
Net income (loss) attributable to stockholders	$245,894	$95,593	$(352,020)

Net income (loss) per share attributable to stockholders:
Basic	$1.91	$0.79	$(3.01)
Diluted	$1.55	$0.70	$(3.01)
Weighted-average shares:
Basic	128,635	120,819	117,093
Diluted	162,751	138,980	117,093

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	December 28, 2014	December 29, 2013	December 30, 2012
Net income (loss)	$183,095	$33,550	$(352,020)
Components of comprehensive income (loss):
Translation adjustment	(4,946)	(1,447)	(959)
Net unrealized loss on derivatives (Note 12)	(638)	(562)	(10,716)
Net loss on long-term pension liability adjustment	(2,878)	—	—
Income taxes	(675)	212	2,012
Net change in accumulated other comprehensive loss	(9,137)	(1,797)	(9,663)
Total comprehensive income (loss)	173,958	31,753	(361,683)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	62,799	62,043	—
Comprehensive income (loss) attributable to stockholders	$236,757	$93,796	$(361,683)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2012	—	100,476	$100	$1,845,965	$(28,417)	$7,142	$(550,065)	$1,274,725	$—	$1,274,725
Net loss	—	—	—	—	—	—	(352,020)	(352,020)	—	(352,020)
Other comprehensive loss	—	—	—	—	—	(9,663)	—	(9,663)	—	(9,663)
Issuance of common stock upon exercise of options	—	20	—	52	—	—	—	52	—	52
Issuance of restricted stock to employees, net of cancellations	—	2,844	2	(2)	—	—	—	—	—	—
Private offering of common stock, net of issuance costs	—	18,600	19	163,596	—	—	—	163,615	—	163,615
Cash distributions to Parent in connection with the transfer of entities under common control	—	—	—	(169,637)	—	—	—	(169,637)	—	(169,637)
Fair value of warrant issued	—	—	—	50,327	—	—	—	50,327	—	50,327
Returned shares from share lending agreement	—	(1,800)	(2)	—	2	—	—	—	—	—
Stock-based compensation expense	—	—	—	41,646	—	—	—	41,646	—	41,646
Purchases of treasury stock	—	(906)	—	—	(5,693)	—	—	(5,693)	—	(5,693)
Balances at December 30, 2012	—	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352	$—	$993,352
Net income (loss)	—	—	—	—	—	—	95,593	95,593	(62,043)	33,550
Other comprehensive loss	—	—	—	—	—	(1,797)	—	(1,797)	—	(1,797)
Issuance of common stock upon exercise of options	—	48	—	155	—	—	—	155	—	155
Issuance of restricted stock to employees, net of cancellations	—	3,583	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	46,215	—	—	—	46,215	—	46,215
Purchases of treasury stock	—	(1,329)	—	—	(19,829)	—	—	(19,829)	—	(19,829)
Tax benefit from convertible debt interest deduction	—	—	—	1,408	—	—	—	1,408	—	1,408
Tax benefit from stock-based compensation	—	—	—	1,056	—	—	—	1,056	—	1,056
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	100,008	100,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(335)	(335)
Balances at December 29, 2013	$—	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	(27,089)	—	—	—	—	—	245,894	245,894	(35,710)	210,184
Other comprehensive income (loss)	—	—	—	—	—	(9,137)	—	(9,137)	—	(9,137)
Issuance of common stock upon exercise of options	—	106	—	1,052	—	—	—	1,052	—	1,052
Issuance of restricted stock to employees, net of cancellations	—	4,431	2	(2)	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible debt	—	7,131	7	188,256	—	—	—	188,263	—	188,263
Settlement of the 4.75% Bond hedge	—	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	—	55,592	—	—	—	55,592	—	55,592
Tax benefit from convertible debt interest deduction	—	—	—	3,761	—	—	—	3,761		3,761
Tax benefit from stock-based compensation	—	—	—	2,379	—	—	—	2,379	—	2,379
Contributions from noncontrolling interests and redeemable noncontrolling interests	34,102	—	—	—	—	—	—	—	66,581	66,581
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,438)	—	—	—	—	—	—	—	(2,655)	(2,655)
Purchases of treasury stock	—	(1,738)	—	—	(57,548)	—	—	(57,548)	—	(57,548)
Transfer of redeemable noncontrolling interests	23,991	—	—	—	—	—	—	—	(23,991)	(23,991)
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income (loss)	$183,095	$33,550	$(352,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,795	98,191	117,770
Stock-based compensation	55,592	45,678	42,439
Non-cash interest expense	21,585	49,016	38,177
Goodwill and other intangible asset impairment	—	—	59,581
Loss on retirement of property, plant and equipment	—	—	77,807
Gain from contract termination	—	(51,988)	—
Gain on share lending arrangement	—	—	(50,645)
Third-party inventories write-down	—	—	8,869
Equity in earnings of unconsolidated investees	(7,241)	(3,872)	515
Excess tax benefit from stock-based compensation	(2,379)	—	—
Deferred income taxes and other tax liabilities	21,656	1,138	(4,332)
Other, net	1,591	4,396	3,841
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(31,505)	(53,756)	11,522
Costs and estimated earnings in excess of billings	(155,300)	4,608	18,458
Inventories	(1,247)	(6,243)	28,324
Project assets	(68,247)	(22,094)	(23,397)
Prepaid expenses and other assets	205,545	39,123	(73,706)
Long-term financing receivables, net	(94,314)	(107,531)	(62,415)
Advances to suppliers	(26,343)	(31,909)	(23,883)
Accounts payable and other accrued liabilities	45,768	120,599	91,564
Billings in excess of costs and estimated earnings	(225,210)	83,100	54,723
Customer advances	(23,481)	(39,577)	65,711
Net cash provided by operating activities	8,360	162,429	28,903
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(11,562)	15,465	32,591
Purchases of property, plant and equipment	(102,505)	(34,054)	(104,786)
Cash paid for solar power systems, leased and to be leased	(50,974)	(97,235)	(150,446)
Cash paid for solar power systems	(13,457)	(21,257)	—
Proceeds from sales or maturities of marketable securities	1,380	100,947	—
Proceeds from sale of equipment to third parties	—	645	424
Purchases of marketable securities	(30)	(99,928)	(1,436)
Cash paid for acquisitions, net of cash acquired	(35,078)	—	—
Cash received for sale of investment in unconsolidated investees	—	—	17,403
Cash paid for investments in unconsolidated investees	(97,013)	(17,761)	(13,817)
Net cash used in investing activities	(309,239)	(153,178)	(220,067)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	395,275	296,283	—
Cash paid for repurchase of convertible debt	(42,250)	—	(198,608)
Proceeds from settlement of 4.75% Bond Hedge	68,842	—	—
Payments to settle 4.75% Warrants	(81,077)	—	—
Proceeds from settlement of 4.50% Bond Hedge	131	—	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	81,926	—	—
Repayment of non-recourse debt financing	(244)	—	—
Proceeds from issuance of project loans, net of issuance costs	61,537	82,394	27,617
Assumption of project loan by customer	(40,672)	(34,850)	—
Repayment of bank loans, project loans and other debt	(17,073)	(290,486)	(154,078)
Proceeds from residential lease financing	—	96,392	60,377
Repayment of residential lease financing	(15,686)	—	—
Proceeds from sale-leaseback financing	50,600	73,139	—
Repayment of sale-leaseback financing	(4,216)	(8,804)	—
Contributions from noncontrolling interests and redeemable noncontrolling interests	100,683	100,008	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(5,093)	(335)	—
Proceeds from exercise of stock options	1,052	156	51
Excess tax benefit from stock-based compensation	2,379	—	—
Purchases of stock for tax withholding obligations on vested restricted stock	(57,548)	(19,829)	(5,691)
Proceeds from issuance of bank loans, net of issuance costs	—	—	150,000
Proceeds from private offering of common stock, net of issuance costs	—	—	163,616
Cash distributions to Parent in connection with the transfer of entities under common control	—	—	(169,637)
Proceeds from recovery of claim in connection with share lending arrangement	—	—	50,645
Net cash provided by (used in) financing activities	498,566	294,068	(75,708)
Effect of exchange rate changes on cash and cash equivalents	(4,023)	1,705	(1,259)
Net increase (decrease) in cash and cash equivalents	193,664	305,024	(268,131)
Cash and cash equivalents, beginning of period	762,511	457,487	725,618
Cash and cash equivalents, end of period	$956,175	$762,511	$457,487

Non-cash transactions:
Assignment of residential lease receivables to a third-party financial institution	$8,023	$93,013	$23,813
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$41,204	$53,721	$117,692
Costs of solar power systems, leased and to be leased, funded by liabilities	$3,786	$5,884	$6,544
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$28,259	$30,442	$—
Property, plant and equipment acquisitions funded by liabilities	$11,461	$5,288	$6,408
Issuance of warrants in connection with the Liquidity Support Agreement	$—	$—	$50,327
Issuance of common stock upon conversion of convertible debt	$188,263	$—	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$39,857	$46,026	$40,621
Cash paid for income taxes	$8,765	$1,338	$8,073

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2014, 2013 and 2012 were 52-week fiscal years. Fiscal 2014 ended on December 28, 2014, fiscal 2013 ended on December 29, 2013, and fiscal 2012 ended on December 30, 2012.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets; the fair value and residual value of leased solar power systems; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Derivative financial instruments are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of derivative financial instruments are excluded from earnings and reported as a component of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of derivatives financial instruments are included in "Other, net" in the Consolidated Statements of Operations.

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

Cash in Restricted Accounts

The Company maintains cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business. The Company also holds debt securities, consisting of Philippine government bonds, which are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets as they are maintained as collateral for present and future business transactions within the country (see Note 5).

Short-Term and Long-Term Investments

The Company invests in money market funds and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments, and investments with maturities of more than one year are classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities.

Inventories

Inventories are valued at the lower of cost or market value. The Company evaluates the recoverability of its inventories, including purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. The Company’s assumption of expected demand is developed based on its analysis of bookings, sales backlog, sales pipeline, market forecast, and competitive intelligence. The Company’s assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory, and growth plans. The Company’s factory production plans, which drive materials requirement planning, are established based on its assumptions of expected demand. The Company responds to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

The Company evaluates the terms of its long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost of market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its estimated market value or inventory is excess or obsolete, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 5).

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

Financing Receivables

Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represents gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term of up to 20 years and the systems estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of sales when the solar power systems are placed in service.

Due to the homogeneous nature of its leasing transactions, SunPower manages its financing receivables on an aggregate basis when assessing credit risk. SunPower also considers the credit risk profile for its lease customers to be homogeneous due to the criteria the Company uses to approve customers for its residential leasing program, which among other things, requires a minimum "fair" FICO credit quality. Accordingly, the Company does not regularly categorize its financing receivables by credit risk.

The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. SunPower maintains reserve percentages on past-due receivable aging buckets and bases such percentages on several factors, including consideration of historical credit losses and information derived from industry benchmarking. To date, the allowance for losses has not comprised a material portion of the Company’s financing receivables.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method, as described above, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

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

Product Warranties

The Company generally warrants the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from 5 to 20 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 25 years and also provides system output performance warranties. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations (see Note 9).

Revenue Recognition

Solar Power Components

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

In addition to an EPC deliverable, many arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, the Company recognizes revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, the Company determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed based on the best estimate of selling price on a standalone basis and are recognized to revenue over the contractual term. The remaining EPC revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, the Company defers the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, the Company could be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

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

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based payment awards based on estimated fair values. The Company provides stock-based awards to its employees, executive officers, and directors through various equity compensation plans including its employee stock option and restricted stock plans. The fair value of stock option awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards and units is based on the market price of the Company's common stock on the date of grant. The Company has not granted stock options since fiscal 2008.

The Company estimates forfeitures at the date of grant. The Company's estimate of forfeitures is based on its historical activity, which it believes is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from the Company's estimate, the forfeiture rates are required to be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The Company also grants performance share units to executive officers and certain employees that require it to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in the Company's estimate of the level of financial performance measures expected to be achieved, the related stock-based compensation expense may be significantly increased or reduced in the period that its estimate changes.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $11.9 million, $11.8 million and $9.2 million, in fiscal 2014, 2013, and 2012, respectively.

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

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than 15 months, while the bond hedge and warrant transactions expire in fiscal 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. One customer accounted for 57.8% as of December 28, 2014 and one customer accounted for 31% of accounts receivable as of December 29, 2013. In addition, one customer accounted for approximately 85% of the Company's "Costs and estimated earnings in excess of billings" balance as of December 28, 2014 on the Consolidated Balance Sheets as compared to one customer that accounted for approximately 34% of the balance as of December 29, 2013.

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

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings (loss) of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds (see Notes 5 and 8).

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

Business Combinations

The Company records all acquired assets and liabilities, including goodwill, other intangible assets, and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets, and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact the Company's future results of operations. Accordingly, for significant acquisitions, the Company obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Notes 3 and 4). The Company charges acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

In February 2015, the FASB issued a new standard which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new consolidation guidance is effective for the Company in the first quarter of fiscal 2016 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The Company is evaluating the available methods and the potential impact of this standard on its consolidated financial statements and disclosures.

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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018 (see Note 11).

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021 (see Note 11).

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of December 28, 2014, the Company had $14.0 million of "Costs and estimated earnings in excess of billings" and $1.3 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Fiscal Year
(In thousands)	2014	2013	2012
Revenue:
EPC, O&M, and components revenue under joint projects	$151,566	$—	$—
Research and development expense:
Offsetting contributions received under R&D Agreement	$(1,612)	$(1,661)	$—
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$12,035	$8,890	$6,916
Fees incurred under the Compensation and Funding Agreement	$1,200	$5,533	$4,952
Interest expense incurred on the 0.75% debentures due 2018	$1,604	$883	$—
Interest expense incurred on the 0.875% debentures due 2021	$1,209	$—	$—

Note 3. BUSINESS COMBINATIONS

In fiscal 2014, the Company completed three acquisitions qualifying as business combinations for a total cash consideration of approximately $35.7 million, of which $21.2 million was attributed to goodwill, $17.4 million to intangible assets, and $2.9 million to net liabilities assumed. The composition of the intangible assets acquired is presented in Note 4. These acquisitions generally enhance the breadth and depth of our expertise in our technologies and our product offerings. The total goodwill of $21.2 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented as they are not material to the consolidated statements of operations, either individually or in aggregate. The actual results of operations of these acquisitions have been included in the Company's consolidated results of operations from the respective acquisition dates.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Americas	EMEA	APAC	Total
As of December 29, 2013	$—	$—	$—	$—
Goodwill acquired	21,221	—	—	21,221
As of December 28, 2014	$21,221	$—	$—	$21,221

Based on the impairment test as of September 30, 2012, the Company determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the two reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million for the year ended December 30, 2012. No goodwill impairment was recorded during the years ended December 28, 2014 and December 29, 2013.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of December 28, 2014
Patents and purchased technology	$13,675	$(615)	$13,060
Purchased in-process research and development	3,700	—	3,700
	$17,375	$(615)	$16,760

During the third quarter of fiscal 2012, the Company determined that the carrying value of certain intangible assets in Europe were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of declines in regional operating results. As a result, the Company recognized an impairment loss of $12.8 million on its Consolidated Statement of Operations for the year ended December 30, 2012. Aggregate amortization expense for intangible assets totaled $0.6 million, $0.7 million and $9.1 million for fiscal 2014, 2013 and 2012, respectively.

As of December 28, 2014, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2015	$1,989
2016	1,989
2017	1,989
2018	1,989
2019	1,989
Thereafter	3,115
$13,060

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	December 28, 2014	December 29, 2013
Accounts receivable, net:
Accounts receivable, gross[1,2]	$523,613	$389,152
Less: allowance for doubtful accounts	(18,152)	(26,463)
Less: allowance for sales returns	(1,145)	(2,095)
	$504,316	$360,594

[1]	Includes short-term financing receivables associated with solar power systems leased of $9.1 million and $4.4 million as of December 28, 2014 and December 29, 2013, respectively (see Note 6).

[2]
Includes short-term retainage of $213.0 million and $8.3 million as of December 28, 2014 and December 29, 2013, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 28, 2014	$26,463	$(1,023)	$(7,288)	$18,152
Year ended December 29, 2013	26,773	8,258	(8,568)	26,463
Year ended December 30, 2012	21,039	8,898	(3,164)	26,773
Allowance for sales returns:
Year ended December 28, 2014	2,095	(950)	—	1,145
Year ended December 29, 2013	5,054	(2,959)	—	2,095
Year ended December 30, 2012	8,648	(3,594)	—	5,054
Valuation allowance for deferred tax assets:
Year ended December 28, 2014	90,571	28,177	—	118,748
Year ended December 29, 2013	182,322	(91,751)	—	90,571
Year ended December 30, 2012	129,946	52,376	—	182,322

	As of
(In thousands)	December 28, 2014	December 29, 2013
Inventories:
Raw materials	$46,848	$51,905
Work-in-process	67,903	52,756
Finished goods	93,822	140,914
	$208,573	$245,575

	As of
(In thousands)	December 28, 2014	December 29, 2013
Prepaid expenses and other current assets:
Deferred project costs	$64,784	$275,389
Bond hedge derivative	51,951	110,477
VAT receivables, current portion	7,554	21,481
Deferred costs for solar power systems to be leased	22,537	23,429
Derivative financial instruments	7,018	4,642
Other receivables	79,927	112,062
Other prepaid expenses	47,448	28,629
Other current assets	47,626	70,161
	$328,845	$646,270

	As of
(In thousands)	December 28, 2014	December 29, 2013
Project assets - plants and land:
Project assets — plants	$104,328	$64,564
Project assets — land	12,328	11,043
	$116,656	$75,607
Project assets - plants and land, current portion	$101,181	$69,196
Project assets - plants and land, net of current portion	$15,475	$6,411

	As of
(In thousands)	December 28, 2014	December 29, 2013
Property, plant and equipment, net:
Manufacturing equipment[3]	$554,124	$538,616
Land and buildings	26,138	26,138
Leasehold improvements	236,867	229,846
Solar power systems[4]	124,848	82,036
Computer equipment	88,257	79,519
Furniture and fixtures	9,436	8,392
Construction-in-process	75,570	11,724
	1,115,240	976,271
Less: accumulated depreciation	(529,896)	(442,884)
	$585,344	$533,387

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $111.9 million and $145.9 million as of December 28, 2014 and December 29, 2013, respectively.

[4]
Includes $94.4 million and $52.6 million of solar power systems associated with sale-leaseback transactions under the financing method as of December 28, 2014 and December 29, 2013, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 6).

	As of
(In thousands)	December 28, 2014	December 29, 2013
Property, plant and equipment, net by geography[5]:
Philippines	$335,643	$321,410
United States	183,631	153,074
Mexico	40,251	32,705
Europe	24,748	25,293
Other	1,071	905
	$585,344	$533,387

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	December 28, 2014	December 29, 2013
Other long-term assets:
Equity method investments	$210,898	$131,739
Retainage[6]	—	88,934
Cost method investments	32,308	12,374
Long-term debt issuance costs	11,600	10,274
Other	57,023	55,156
	$311,829	$298,477

[6]	Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	December 28, 2014	December 29, 2013
Accrued liabilities:
Bond hedge derivatives	$51,951	$110,477
Employee compensation and employee benefits	47,667	50,449
Deferred revenue	33,412	29,287
Short-term residential lease financing	1,489	14,436
Interest payable	10,575	10,971
Short-term warranty reserves	13,278	10,426
Restructuring reserve	13,477	7,134
VAT payables	6,073	7,089
Derivative financial instruments	1,345	6,170
Other	151,767	111,718
	$331,034	$358,157

	As of
(In thousands)	December 28, 2014	December 29, 2013
Other long-term liabilities:
Deferred revenue	$176,804	$176,925
Long-term warranty reserves	141,370	138,946
Long-term sale-leaseback financing	111,904	65,944
Long-term residential lease financing	27,122	31,933
Unrecognized tax benefits	31,764	28,927
Long-term pension liability	9,980	5,430
Derivative financial instruments	3,712	775
Other	52,688	75,111
	$555,344	$523,991

	As of
(In thousands)	December 28, 2014	December 29, 2013
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(8,712)	$(3,766)
Net unrealized loss on derivatives	(1,443)	(805)
Net loss on long-term pension liability adjustment	(2,878)	—
Deferred taxes	(422)	253
	$(13,455)	$(4,318)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, respectively:

	As of
(In thousands)	December 28, 2014	December 29, 2013
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$396,704	$324,202
Solar power systems to be leased	21,202	36,645
	417,906	360,847
Less: accumulated depreciation	(26,993)	(15,343)
	$390,913	$345,504

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

[2]
As of December 28, 2014 and December 29, 2013, the Company has pledged solar assets with an aggregate book value of $140.1 million and $147.7 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of December 28, 2014:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$14,318	13,176	13,213	13,258	13,303	187,459	$254,727

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of December 28, 2014 and December 29, 2013, respectively, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	December 28, 2014	December 29, 2013
Financing receivables:
Minimum lease payments receivable[1]	$319,244	$217,666
Unguaranteed residual value	34,343	23,366
Unearned income	(74,859)	(61,326)
Net financing receivables	$278,728	$179,706
Current	$9,141	$4,433
Long-term	$269,587	$175,273

[1]	Net of allowance for doubtful accounts.

As of December 28, 2014, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$15,513	15,470	15,660	15,857	16,058	240,686	$319,244

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain programs the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the consolidated financial statements. As of December 28, 2014, and December 29, 2013, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $28.6 million and $46.4 million, respectively (see Note 5).

The Company has entered into a total of seven facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the year ended December 28, 2014 and December 29, 2013 the Company received $100.7 million and $100.0 million, in contributions from investors under the related facilities and attributed $64.3 million and $62.0 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors.

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over minimum lease terms of up to 20 years. Separately, the Company enters into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with durations of up to 25 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of December 28, 2014, future minimum lease obligations associated with these systems was $96.2 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 3). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 5). As of December 28, 2014, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $100.9 million, which will be recognized over the lease terms of up to 20 years.

Note 7. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of December 28, 2014 or December 29, 2013.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of December 28, 2014 and December 29, 2013, respectively:

	December 28, 2014			December 29, 2013
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$375,000	$375,000	$—	$358,001	$358,001	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 11)	51,951	—	51,951	110,477	—	110,477
Derivative financial instruments (Note 12)	7,018	—	7,018	4,642	—	4,642
Other long-term assets:
Derivative financial instruments (Note 12)	—	—	—	588	—	588
Total assets	$433,969	$375,000	$58,969	$473,708	$358,001	$115,707
Liabilities
Accrued liabilities:
Debt derivatives (Note 11)	$51,951	$—	$51,951	$110,477	$—	$110,477
Derivative financial instruments (Note 12)	1,345	—	1,345	6,170	—	6,170
Other long-term liabilities:
Derivative financial instruments (Note 12)	3,712	—	3,712	775	—	775
Total liabilities	$57,008	$—	$57,008	$117,422	$—	$117,422

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

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 11) and the embedded cash conversion option within the 4.50% debentures due 2015 (as defined in Note 11) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments were determined utilizing the following Level 1 and Level 2 inputs:

	As of [1]
	December 28, 2014	December 29, 2013
Stock price	$26.32	$28.91
Exercise price	$22.53	$22.53
Interest rate	0.19%	0.33%
Stock volatility	61.7%	57.7%
Credit risk adjustment	0.65%	0.71%
Maturity date	February 18, 2015	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds that are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of December 28, 2014 and December 29, 2013, these bonds had a carrying value of $7.2 million and $8.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company holds equity investments in non-consolidated entities that are accounted for under both the equity and cost method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer.

As of December 28, 2014 and December 29, 2013, the Company had $210.9 million and $131.7 million, respectively, in investments accounted for under the equity method (see Note 10). As of December 28, 2014 and December 29, 2013, the Company had $32.3 million and $12.4 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Equity and Cost Method Investees:

	As of
(In thousands)	December 28, 2014	December 29, 2013
Accounts receivable	$35,072	$11,780
Accounts payable	$57,167	$51,499
Other long-term assets:
Long-term note receivable	$3,102	$3,688

	Fiscal Year
(In thousands)	2014	2013	2012
Payments made to investees for products/services	$462,596	$480,802	$606,301

Cost Method Investment in Tendril Networks, Inc. ("Tendril")

In November 2014, the Company purchased $20.0 million of preferred stock for an approximately 21% stake in Tendril accounted for under the cost method. In connection with the investment, the Company entered into an agreement to purchase up to 14 million shares of Tendril common stock through November 23, 2024, subject to the Company meeting certain revenue milestones and other conditions. If SunPower exercises its right to purchase the maximum allowable number of shares under the warrant purchase agreements, the Company's stake in Tendril would increase to approximately 25%.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements under a Master Services Agreement ("MSA") and Statements of Work ("SOWs"). Under these commercial agreements, Tendril will use up to $13.0 million of SunPower's initial investment to develop, jointly with SunPower, solar software solution products for the Company.

Note 8. RESTRUCTURING

November 2014 Restructuring Plan

On November 14, 2014, the Company announced a reorganization plan aimed towards realigning resources consistently with SunPower's global strategy and improving its overall operating efficiency and cost structure. In connection with this plan, which is expected to be completed by the end of fiscal 2015, SunPower expects approximately 85 to 115 employees to be affected, primarily in Europe, representing approximately 1% to 2% of SunPower's global workforce. SunPower expects to incur restructuring charges totaling approximately $15 million to $25 million, principally composed of severance benefits, lease and related termination costs, and other associated costs. SunPower expects more than 90% of total charges to be cash. The actual timing and costs of the plan may differ from SunPower’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 28, 2014, however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2014	2013	2012	Cumulative To Date
November 2014 Plan:
Non-cash impairment charges	$719	$—	$—	$719
Severance and benefits	12,180	—	—	12,180
Other costs[1]	213	—	—	213
	13,112	—	—	13,112

Legacy Restructuring Plans:
Non-cash impairment charges	—	443	60,153	60,596
Severance and benefits	(1,645)	(535)	30,398	46,709
Lease and related termination costs	244	610	4,232	5,774
Other costs[1]	512	2,084	6,040	10,860
	(889)	2,602	100,823	123,939
Total restructuring charges	$12,223	$2,602	$100,823	$137,051

The following table summarizes the restructuring reserve activity during the fiscal year ended December 28, 2014:

	Fiscal Year
(In thousands)	2013	Charges (Benefits)	Payments	2014
November 2014 Plan:
Severance and benefits	$—	$12,180	$(105)	$12,075
Other costs[1]	—	213	(68)	145
	—	12,393	(173)	12,220

Legacy Restructuring Plans:
Severance and benefits	3,961	(1,645)	(1,895)	421
Lease and related termination costs	1,609	244	(1,463)	390
Other costs[1]	1,564	512	(1,630)	446
	7,134	(889)	(4,988)	1,257
Total restructuring liability	$7,134	$11,504	$(5,161)	$13,477

[1]	Other costs primarily represent associated legal services.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of December 28, 2014, future minimum lease payments for facilities under operating leases were $55.5 million, to be paid over the remaining contractual terms of up to 10 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of December 28, 2014, future minimum lease payments for assets under capital leases were $6.4 million, to be paid over the remaining contractual terms of up to 10 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 28, 2014 are as follows:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total[1,2,3]
Future purchase obligations	$598,461	334,897	405,949	182,181	175,695	164,847	$1,862,030

[1]	Total future purchase obligations as of December 28, 2014 include $2.5 million to related parties.

[2]	Total future purchase obligations was composed of $216.5 million related to non-cancellable purchase orders and $1.6 billion related to long-term supply agreements.
3During fiscal 2014, the Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. On February 6, 2015, the Company received a notice from the supplier requesting payment for $56.1 million related to this shortfall. This amount has been included in the '2015' column in the above table and the Company has not recorded an accrual for this amount as of December 28, 2014, as it expects to satisfy the obligation via purchases of inventory in fiscal 2015, within the cure period specified in the contracts, and the amounts did not become due until after the end of fiscal 2014.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During fiscal 2014, the Company made additional advance payments totaling $65.7 million, in accordance with the terms of existing long-term supply agreements. As of December 28, 2014 and December 29, 2013, advances to suppliers totaled $409.7 million and $383.3 million, respectively, of which $98.1 million and $58.6 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 82% and 17% of total advances to suppliers as of December 28, 2014, and 77% and 22% as of December 29, 2013.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of December 28, 2014 is as follows:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Estimated utilization of advances from customers	$31,788	22,713	27,039	27,039	28,842	43,263	$180,684

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of December 28, 2014 and December 29, 2013, outstanding advance payments received from AUOSP totaled $167.2 million and $181.3 million, respectively, of which $18.3 million and $14.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2014, 2013, and 2012, respectively:

	Fiscal Year
(In thousands)	2014	2013	2012
Balance at the beginning of the period	$149,372	$117,172	$94,323
Accruals for warranties issued during the period	24,942	40,259	29,833
Settlements and adjustments during the period	(19,666)	(8,059)	(6,984)
Balance at the end of the period	$154,648	$149,372	$117,172

Contingent Obligations

Project agreements often require the Company to undertake obligations including: (i) system output performance warranties; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically, the Company's systems have performed significantly above the performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 10). As of December 28, 2014, the Company has future financing obligations through fiscal 2015 totaling $171.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $31.8 million and $28.9 million as of December 28, 2014 and December 29, 2013, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its benefit plans as an asset or liability on its Consolidated Balance Sheets. As of December 28, 2014 and December 29, 2013, the underfunded status of the Company’s benefit plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $10.0 million and $5.4 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s benefit plans was $2.9 million for the year ended December 28, 2014.

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

Tax Benefit Indemnification Litigation

On March 19, 2014, the Company received notice that a lawsuit had been filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and intends to vigorously contest the claim. On May 5, 2014, SunPower Systems filed a demurrer to NRG’s complaint.  The Court sustained the demurrer with leave to amend. NRG filed its amended complaint on September 3, 2014. SunPower Systems filed a demurrer to NRG's amended complaint, which the Court sustained, again, with leave to amend.  NRG filed its Second Amended Complaint on January 13, 2015.  SunPower Systems filed a demurrer to NRG’s Second Amended Complaint, which is scheduled to be heard on March 12, 2015.  The case currently is pending and no trial date or case schedule has been set yet.

First Philec Arbitration

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce declared a binding partial award in the matter of an arbitration between First Philippine Electric Corporation ("FPEC") and First Philippine Solar Corporation ("FPSC") against SunPower Philippines Manufacturing, Ltd. ("SPML"), our wholly-owned subsidiary. FPSC is a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. SPML has not purchased any wafers from FPSC since the third quarter of 2012.

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, subject to adjustment to account for minority interests, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, to pay FPSC damages in the amount of $25.2 million. SPML’s purchase of FPEC’s interests in FPSC and the subsequent damages payment to FPSC have been suspended pending the parties’ agreement as to legal arrangements required to complete these transactions, but the transactions are presently scheduled to be completed in the second quarter of 2015.

As a result, as of the fourth quarter of fiscal 2014, the Company recorded an accrual of $63.0 million related to this case based on its best estimate of probable loss.

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

Note 10. EQUITY METHOD INVESTMENTS

As of December 28, 2014 and December 29, 2013, the Company's carrying value of its equity method investments totaled $210.9 million and $131.7 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statement of Operations.

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

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other. The Company and AUO agreed to each contribute additional amounts through fiscal 2015 amounting to $169.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, the Company or AUO requests additional equity financing to AUOSP, then the Company and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. During fiscal 2014, the Company and AUO each contributed $72.0 million to AUOSP.

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of December 28, 2014, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of December 28, 2014 and December 29, 2013, the Company's investment in AUOSP had a carrying value of $191.7 million and $112.6 million, respectively.

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd., Inner Mongolia Power Group Co. Ltd. and Hohhot Jinqiao City Development Company Co., Ltd. to form CCPV, a jointly owned entity to manufacture and deploy the Company's C7 Tracker concentrator technology in Inner Mongolia and other regions in China. CCPV is based in Hohhot, Inner Mongolia. The establishment of the entity was subject to approval of the Chinese government, which was received in the fourth quarter of fiscal 2013. In December 2013, the Company made a $16.4 million equity investment in CCPV, for a 25% equity ownership.

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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	December 28, 2014				December 29, 2013
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$400,000	$400,000	$—	$—	$—	$—
0.75% debentures due 2018	300,000	—	300,000	300,000	300,000	—	300,000	300,000
4.50% debentures due 2015	249,645	245,325	—	245,325	250,000	225,889	—	225,889
4.75% debentures due 2014	—	—	—	—	230,000	230,000	—	230,000
0.75% debentures due 2027	79	—	79	79	79	—	79	79
IFC mortgage loan	47,500	15,000	32,500	47,500	62,500	15,000	47,500	62,500
CEDA loan	30,000	—	30,000	30,000	30,000	—	30,000	30,000
Quinto Credit Facility	61,481	—	61,481	61,481	—	—	—	—
Other debt[1]	91,398	1,963	89,435	91,398	50,926	41,227	9,699	50,926
	$1,180,103	$262,288	$913,495	$1,175,783	$923,505	$512,116	$387,278	$899,394

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 9.

As of December 28, 2014, the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Aggregate future maturities of outstanding debt	$266,659	19,970	20,294	306,077	5,789	561,314	$1,180,103

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	December 28, 2014			December 29, 2013
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$400,000	$400,000	$358,000	$—	$—	$—
0.75% debentures due 2018	300,000	300,000	366,750	300,000	300,000	367,578
4.50% debentures due 2015	245,325	249,645	294,581	225,889	250,000	343,895
4.75% debentures due 2014	—	—		230,000	230,000	269,252
0.75% debentures due 2027	79	79	80	79	79	102
	$945,404	$949,724	$1,019,411	$755,968	$780,079	$980,827

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

During fiscal 2014, the Company recognized a non-cash loss of $58.5 million, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In fiscal 2013 and 2012, the Company recognized a non-cash loss of $108.2 million and a non-cash gain of $1.6 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

In fiscal 2014, 2013 and 2012, the Company recognized $19.8 million, $17.3 million and $15.2 million of non-cash interest expense, respectively, related to the amortization of the debt discount on the 4.50% debentures. As of December 28, 2014, the remaining unamortized debt discount of $4.3 million will be recognized through March 15, 2015.

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

Under the terms of the 4.50% Bond Hedge, the Company bought options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the 4.50% Warrants, the Company sold warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures due 2015.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The fair value of the 4.50% Bond Hedge is classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

During fiscal 2014, the Company recognized a non-cash gain of $58.5 million, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During fiscal 2013 and 2012, the Company recognized a non-cash gain of $108.1 million and a non-cash loss of $1.6 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

The 4.75% Bond Hedge allowed the Company to purchase up to 8.7 million shares of the Company's common stock, on a net share basis. Each 4.75% Bond Hedge and 4.75%Warrant was a separate transaction, entered into by the Company with each counterparty, and was not part of the terms of the 4.75% debentures due 2014. The exercise prices of the 4.75% Bond Hedge were $26.40 per share of the Company's common stock, subject to customary adjustment for anti-dilution and other events. In February 2014, the parties agreed to unwind the 4.75% Bond Hedge in full for a total cash settlement of $68.8 million, calculated by reference to the weighted price of the Company's common stock on the settlement day, received by the Company.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, we borrowed $75.0 million and are required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 3). As of both December 28, 2014 and December 29, 2013, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

As of December 28, 2014 and December 29, 2013, the Company had no outstanding borrowings under the revolving credit facility.

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

Project Financing

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans from third-party financial institutions that are contemplated as part of the structure of the sales transaction. The customer, which is not a related party to either the financial institution or the Company, in certain circumstances is permitted to assume the loans at the time that the project entity is sold to the customer. During fiscal 2013, the Company entered into a project loan with a consortium of lenders to facilitate the development of a 10 MW utility and power plant project under construction in Israel. During the first quarter of fiscal 2014, the Company sold the Israeli project. The related loan, amounting to ILS 141.8 million (approximately $40.7 million based on the exchange rate at the time of sale), and accrued and unpaid interest was assumed by the customer. In instances where the debt is issued as a form of pre-established customer financing, subsequent debt assumption is reflected as a financing outflow and operating inflow for purposes of the statement of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third-party.

On October 17, 2014, the Company, through a wholly-owned subsidiary (the "Project Company"), entered into an approximately $377.0 million credit facility with Santander Bank, N.A., Mizuho Bank, Ltd. and Credit Agricole (the "Quinto Credit Facility") in connection with the planned construction of the approximately 135 MW Quinto Solar Energy Project, located in Merced County, California (the "Quinto Project").

The Quinto Credit Facility includes approximately $318.0 million in construction loan commitments and approximately $59.0 million in letter of credit commitments. Principal and accrued interest on the construction loans are convertible into term loans following the end of the construction period.  The Quinto Credit Facility matures at the end of the seventh year following the term loan conversion, with semi-annual principal payments computed on a 19-year amortization schedule and a balloon payment at maturity. Generally, borrowings under the Quinto Credit Facility will bear interest of (a) with respect to any LIBOR rate loan, either 1.625% or 1.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency Liabilities" as specified in Regulation D and (b) with respect to any alternate base rate loan, either 0.625% or 0.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%. In addition, a commitment fee of 0.50% per annum is charged on funds available for borrowing and not borrowed. All outstanding indebtedness under the Quinto Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty, other than customary breakage costs. We have committed to invest approximately $139 million of equity in the Quinto Project Company, with such investments to be made over time in connection with the completion of project development milestones. The Quinto Credit Facility is secured by the assets of, and equity in, the Project Company, but is otherwise non-recourse to us and our affiliates. The Quinto Credit Facility contains certain affirmative and negative covenants that limit or restrict, subject to certain exceptions, the ability of the Project Company to do certain things including the incurrence of indebtedness or liens, payment of dividends, merging or consolidating, transactions with affiliates or changing the nature of its business.

Proceeds from the Quinto Credit Facility will be used primarily to fund the construction of the Quinto Project under a turnkey EPC agreement between the Project Company and SunPower Corporation, Systems, our wholly-owned subsidiary.

As of December 28, 2014 we had outstanding borrowings of $61.5 million under the Quinto Credit Facility.

Other Debt

During fiscal 2014, the Company entered into two long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2014 the Company drew down $81.9 million of proceeds, net of issuance costs, under the loan agreements. The loans have a 17-year term and as of December 28, 2014, the short-term and long-term balances of the loans were $1.5 million and $80.4 million, respectively.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of December 28, 2014 was $8.6 million.

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

As of December 28, 2014 and December 29, 2013, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $654.7 million and $736.0 million, respectively.

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

As of December 28, 2014 and December 29, 2013, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $1.6 million and $2.4 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	December 28, 2014	December 29, 2013
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$2,240	$615
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	4	35
Foreign currency option contracts	Other long-term assets	—	588
		$2,244	$1,238
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$381
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	4,774	3,611
		$4,774	$3,992

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$1,595
Foreign currency option contracts	Other long-term liabilities	—	555
Interest rate contracts	Other long-term liabilities	3,712	220
		$3,712	$2,370

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$386
Foreign currency forward exchange contracts	Accrued liabilities	1,345	4,189
		$1,345	$4,575

	December 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,018	$—	$7,018	$1,345	$—	$5,673
Derivative liabilities	$5,057	$—	$5,057	$1,345	$—	$3,712

	December 29, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,230	$—	$5,230	$4,512	$—	$718
Derivative liabilities	$6,945	$—	$6,945	$4,512	$—	$2,433

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Fiscal Year
(In thousands)	2014	2013	2012
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(805)	$(243)	$10,473
Unrealized gain (loss) recognized in OCI (effective portion)	(255)	(168)	(1,720)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(383)	(394)	(8,996)
Net gain (loss) on derivatives	$(638)	$(562)	$(10,716)
Gain (loss) in OCI at the end of the period	$(1,443)	$(805)	$(243)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended December 28, 2014, December 29, 2013 and December 30, 2012:

	Fiscal Year
(In thousands)	2014	2013	2012
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$704	$(3,029)	$(1,853)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$6,463	$(4,615)	$3,126

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

The Company's cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses and interest rate fluctuations. To protect financial performance, the Company enters into foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than their functional currencies.

As of December 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $26.6 million and $12.2 million, respectively. As of December 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $105.9 million and $42.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of December 28, 2014, the Company held option contracts and forward contracts with an aggregate notional value of zero and $122.5 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from December 2014 to March 2015. The Company held option contracts and forward contracts with an aggregate notional value of $9.4 million and $32.1 million, respectively, as of December 29, 2013, to hedge balance sheet exposure.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of December 28, 2014 and December 29, 2013, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $247.0 million and $9.0 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties to these option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any single counterparty. In addition, the Company continuously evaluates the credit standing of its counterparties.

Note 13. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	2014	2013	2012
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$183,412	$(32,022)	$(140,432)
Non-U.S. income (loss)	1,202	73,605	(189,231)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$184,614	$41,583	$(329,663)
Provision for income taxes:
Current tax benefit (expense)
Federal	$141	$5,068	$—
State	3,554	(2,414)	(805)
Foreign	(16,571)	(14,043)	(28,183)
Total current tax expense	$(12,876)	$(11,389)	$(28,988)
Deferred tax benefit (expense)
Federal	$2,797	$—	$—
State	10	—	—
Foreign	1,309	(516)	7,146
Total deferred tax benefit (expense)	4,116	(516)	7,146
Provision for income taxes	$(8,760)	$(11,905)	$(21,842)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	2014	2013	2012
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$(64,614)	$(14,554)	$115,382
Foreign rate differential	(15,387)	9,324	(82,017)
State income taxes, net of benefit	2,180	(2,414)	(805)
Goodwill impairment	—	—	(12,596)
Deemed foreign dividend	(4,625)	(2,511)	—
Tax credits (research and development/investment tax credit)	9,262	15,599	939
Change in valuation allowance	52,489	(32,512)	(53,075)
Reserve release	1,948	10,550	—
Non-controlling interest income	11,052	9,570	—
Lehman settlement	—	—	17,726
Other, net	(1,065)	(4,957)	(7,396)
Total	$(8,760)	$(11,905)	$(21,842)

	As of
(In thousands)	December 28, 2014	December 29, 2013
Deferred tax assets:
Net operating loss carryforwards	$60,092	$84,815
Research and development credit and California manufacturing credit carryforwards	14,846	26,865
Reserves and accruals	164,585	145,382
Synthetic debt	1,635	13,595
Stock-based compensation stock deductions	14,694	14,752
Other	216	—
Total deferred tax asset	256,068	285,409
Valuation allowance	(118,748)	(90,571)
Total deferred tax asset, net of valuation allowance	137,320	194,838
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	(422)	184
Other intangible assets and accruals	(35,279)	(44,959)
Fixed asset basis difference	(95,247)	(143,491)
Total deferred tax liabilities	(130,948)	(188,266)
Net deferred tax asset	$6,372	$6,572

As of December 28, 2014, the Company had federal net operating loss carryforwards of $288.3 million for tax purposes, of which $94.8 million relate to stock deductions and $129.3 million relate to debt issuance, both of which will benefit equity when realized. These federal net operating loss carryforwards will expire at various dates from 2031 to 2033. As of December 28, 2014, the Company had California state net operating loss carryforwards of approximately $180.5 million for tax purposes, of which $40.3 million relate to stock deductions and $50.7 million relate to debt issuance, both of which will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2031 to 2033. The Company also had credit carryforwards of approximately $49.7 million for federal tax purposes and $9.4 million for state tax purposes. These federal credit carryforwards will expire at various dates from 2018 to 2035, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The Company's current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within this fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $8.3 million, $11.7 million, and $9.5 million in fiscal 2014, 2013, and 2012, respectively, which provided a diluted net income (loss) per share benefit of $0.05, $0.08, and $0.07, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling were approximately $3.5 million, $1.5 million, and $1.8 million in fiscal 2014, 2013, and 2012, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.02, and $0.02 in fiscal 2014, 2013, and 2012, respectively. This current tax ruling expires at the end of 2019.

As of December 28, 2014, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $231.1 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At December 28, 2014, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $61.5 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States and France, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2014, 2013, and 2012 was $28.2 million, $91.8 million, and $52.4 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2014, 2013, and 2012 is as follows:

	Fiscal Year
(In thousands)	2014	2013	2012
Balance, beginning of year	$29,618	$62,932	$33,565
Additions for tax positions related to the current year	5,579	2,053	708
Additions (reductions) for tax positions from prior years	14,408	(24,535)	32,493
Reductions for tax positions from prior years/statute of limitations expirations	(3,391)	(12,431)	(2,684)
Foreign exchange (gain) loss	(1,927)	1,599	(1,150)
Balance at the end of the period	$44,287	$29,618	$62,932

Included in the unrecognized tax benefits at December 2014 and 2013 is $28.2 million and $25.9 million, respectively that, if recognized, would result in a reduction of the Company's effective tax rate. The amounts differ from the long term liability recorded of $31.8 million and $28.9 million as of December 2014 and 2013 due to accrued interest and penalties. Certain components of the unrecognized tax benefits are recorded against deferred tax asset balances.

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

Classification of Interests and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of December 28, 2014 and December 29, 2013 was approximately $3.3 million and $2.6 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 28, 2014:

Tax Jurisdictions	Tax Years
United States	2011 and onward
California	2010 and onward
Switzerland	2005 and onward
Philippines	2011 and onward
France	2010 and onward
Italy	2009 and onward

Additionally, certain pre-2011 U.S. corporate tax return and pre-2010 California tax returns are not open for assessment but the tax authorities can adjust net operating loss and credit carryovers that were generated.

The Company is under tax examinations in various jurisdictions. The Company does not expect the examinations to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 14. COMMON STOCK

Common Stock

Voting Rights - Common Stock

All common stock holders are entitled to one vote per share on all matters submitted to be voted on by the Company's stockholders, subject to the preferences applicable to any preferred stock outstanding.

Dividends - Common Stock

All common stock holders are entitled to receive equal per share dividends when and if declared by the Board of Directors, subject to the preferences applicable to any preferred stock outstanding. Certain of the Company's debt agreements place restrictions on the Company and its subsidiaries’ ability to pay cash dividends.

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	December 28, 2014	December 29, 2013
Equity compensation plans	7,953	3,963

Note 15. NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year
(In thousands, except per share amounts)	2014	2013	2012
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$245,894	$95,593	$(352,020)
Denominator
Basic weighted-average common shares	128,635	120,819	117,093

Basic net income (loss) per share	$1.91	$0.79	$(3.01)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$245,894	$95,593	$(352,020)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	2,103	1,295	—
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	1,897	—	—
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	2,630	—	—
Net income (loss) available to common stockholders	$252,524	$96,888	$(352,020)
Denominator
Basic weighted-average common shares	128,635	120,819	117,093
Effect of dilutive securities:
Stock options	84	109	—
Restricted stock units	4,522	5,010	—
Upfront Warrants (held by Total)	7,236	5,090	—
Warrants (under the CSO2015)	2,945	590	—
Warrants (under the CSO2014)	262	292	—
0.75% debentures due 2018	12,026	7,070	—
0.875% debentures due 2021	4,530	—	—
4.75% debentures due 2014	2,511	—	—
Dilutive weighted-average common shares	162,751	138,980	117,093

Dilutive net income (loss) per share	$1.55	$0.70	$(3.01)

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. Holders of the Warrants under the CSO2015 and CSO2014, may acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. If the market price per share of the Company's common stock for the period exceeds the established strike price of the respective warrants, they will have a dilutive effect on its diluted net income per share using the treasury-stock method. In February 2014, the CSO2014 was settled, leaving none of the related Warrants outstanding (see Note 11).

Holders of the Company's 0.875% debentures due 2021, 0.75% debentures due 2018, and the 4.75% debentures due 2014 may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures matured and were fully settled in both cash and shares of the Company's common stock during the quarter (see Note 11).

Holders of the Company's 4.50% debentures due 2015 may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Fiscal Year
(In thousands)	2014	2013	2012[1]
Stock options	142	194	363
Restricted stock units	374	1,600	6,287
Upfront Warrants (held by Total)	—	—	*
Warrants (under the CSO2015)	—	—	*
Warrants (under the CSO2014)	—	—	*
0.875% debentures due 2021	—	n/a	n/a
4.75% debentures due 2014	—	8,712	8,712

[1]
As a result of the net loss per share for fiscal 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

* The Company's average stock price during the period did not exceed the exercise price of the related warrants during the period.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2014	2013	2012
Cost of Americas revenue	$8,115	$5,150	$6,181
Cost of EMEA revenue	1,961	2,660	3,851
Cost of APAC revenue	4,245	3,006	1,578
Research and development	7,714	5,414	5,005
Sales, general and administrative	33,557	29,448	25,824
Total stock-based compensation expense	$55,592	$45,678	$42,439

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Fiscal Year
(In thousands)	2014	2013	2012
Employee stock options	$—	$—	$649
Restricted stock units	55,591	46,215	40,996
Change in stock-based compensation capitalized in inventory	1	(537)	794
Total stock-based compensation expense	$55,592	$45,678	$42,439

As of December 28, 2014, the total unrecognized stock-based compensation related to outstanding restricted stock units was $78.3 million, which the Company expects to recognize over a weighted-average period of 1.4 years.

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

In May 2008, the Company’s stockholders approved an automatic annual increase available for grant under the 2005 Plan, beginning in fiscal 2009. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of December 28, 2014, approximately 8.0 million shares were available for grant under the 2005 Plan. In fiscal 2014, the Company's Board of Directors voted not to add the three percent annual increase at the beginning of fiscal 2015. No new awards were approved by the Company's Board of Directors in fiscal 2014. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2014, 2013, and 2012, the Company withheld 1,738,625 shares, 1,329,140 shares, and 905,953 shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock and Stock Options

The following table summarizes the Company’s non-vested restricted stock activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of January 1, 2012	7,370	13.25
Granted	5,638	5.93
Vested[2]	(2,844)	13.94
Forfeited	(1,588)	11.52
Outstanding as of December 30, 2012	8,576	8.53
Granted	5,607	15.88
Vested[2]	(3,583)	9.48
Forfeited	(1,008)	10.10
Outstanding as of December 29, 2013	9,592	12.26
Granted	2,187	31.80
Vested[2]	(4,432)	11.61
Forfeited	(792)	15.00
Outstanding as of December 28, 2014	6,555	18.88

[1]	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

[2]	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table summarizes the Company’s outstanding options as of December 28, 2014:

	Outstanding Stock Options
	Shares (in thousands)[1]	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable as of December 28, 2014	210	$41.44	2.51	$1,036

The intrinsic value of options exercised in fiscal 2014, 2013, and 2012 were $2.4 million, $0.8 million, and $0.1 million, respectively. There were no stock options granted in fiscal 2014, 2013, and 2012.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $26.32 at December 28, 2014 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 0.1 million shares as of December 28, 2014.

Note 17. SEGMENT INFORMATION

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

The following tables present information by region; including revenue, gross margin, and depreciation and amortization.

	Fiscal Year
(In thousands):	2014	2013	2012
Revenue
Americas	$2,323,441	$1,676,472	$1,696,348
EMEA	288,533	450,659	489,484
APAC	415,291	380,072	231,669
Total revenue	3,027,265	2,507,203	2,417,501
Cost of revenue
Americas	1,759,639	1,299,701	1,415,417
EMEA	250,735	419,416	559,993
APAC	391,764	297,014	195,693
Total cost of revenue	2,402,138	2,016,131	2,171,103
Gross margin
Americas	563,802	376,771	280,931
EMEA	37,798	31,243	(70,509)
APAC	23,527	83,058	35,976
Total gross margin	$625,127	$491,072	$246,398

	Fiscal Year
Depreciation and amortization by region (in thousands):	2014	2013	2012
Americas	$62,193	$46,843	$59,120
EMEA	$14,073	$22,380	$33,047
APAC	$32,529	$28,223	$16,489

The following tables present information by significant customers and categories:

		Fiscal Year
(As a percentage of total revenue):		2014	2013	2012
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Americas	49%	25%	*
NRG Solar, Inc.	Americas	*	17%	35%

* denotes less than 10% during the period

	Fiscal Year
Revenue by Significant Category (in thousands):	2014	2013	2012
Solar power components[1]	$943,652	$917,960	$985,436
Solar power systems[2]	1,896,696	1,399,972	1,318,269
Residential leases[3]	129,962	137,054	68,914
Other revenue[4]	56,955	52,217	44,882
	$3,027,265	$2,507,203	$2,417,501

[1]
Solar power components represents direct sales of panels, balance of system components, and inverters to dealers, systems integrators, and residential, commercial, and utility customers in all regions.

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

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012 is as follows:

	Fiscal 2014
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$1,914,825	$288,533	$415,291	$415,453	21.7%	$51,468	17.8%	$46,624	11.2%
Utility and power plant projects	408,616	—	—	190,712		—		—
Loss on First Philec arbitration ruling	—	—	—	(32,624)		(6,112)		(18,070)
Stock-based compensation	—	—	—	(8,115)		(1,962)		(4,244)
Non-cash interest expense	—	—	—	(1,624)		(352)		(783)
Other	—	—	—	—		(5,244)		—
GAAP	$2,323,441	$288,533	$415,291	$563,802	24.3%	$37,798	13.1%	$23,527	5.7%

	Fiscal 2013
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$1,772,260	$450,659	$379,400	$435,815	24.6%	$25,189	5.6%	$69,375	18.3%
Utility and power plant projects	(95,788)	—	—	(77,338)		—		—
Gain on contract termination	—	—	—	25,604		9,395		16,988
Stock-based compensation	—	—	—	(5,150)		(2,660)		(3,006)
Non-cash interest expense	—	—	—	(1,203)		(495)		(713)
Other	—	—	672	(957)		(186)		414
GAAP	$1,676,472	$450,659	$380,072	$376,771	22.5%	$31,243	6.9%	$83,058	21.9%

	Fiscal 2012
	Revenue			Gross margin
Revenue and Gross margin by region (in thousands, except percentages):	AMERICAS	EMEA	APAC	AMERICAS		EMEA		APAC
As reviewed by CODM	$1,901,159	$489,291	$231,669	$414,605	21.8%	$(54,532)	(11.1)%	$43,921	19.0%
Utility and power plant projects	(204,811)	—	—	(107,163)		—		—
Stock-based compensation	—	—	—	(6,181)		(3,851)		(1,578)
Non-cash interest expense	—	—	—	(1,024)		(526)		(292)
Other	—	193	—	(19,306)		(11,600)		(6,075)
GAAP	$1,696,348	$489,484	$231,669	$280,931	16.6%	$(70,509)	(14.4)%	$35,976	15.5%

Note 18. SUBSEQUENT EVENTS

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of
Commerce declared a binding partial award in the matter of an arbitration between FPEC and FPSC against SPML, our wholly-owned subsidiary. FPSC is a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. SPML has not purchased any wafers from FPSC since the third quarter of 2012.

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, subject to adjustment to account for minority interests, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, to pay FPSC damages in the amount of $25.2 million. SPML’s purchase of FPEC’s interests in FPSC and the subsequent damages payment to FPSC have been suspended pending the parties’ agreement as to legal arrangements required to complete these transactions, but the transactions are presently scheduled to be completed in the second quarter of 2015.

As a result, as of the fourth quarter of fiscal 2014, the Company recorded an accrual of $63.0 million related to this case based on its best estimate of probable loss.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013

Revenue	$1,164,238	$662,734	$507,871	$692,422	$638,134	$657,120	$576,516	$635,433
Gross margin	$259,479	$108,514	$94,145	$162,989	$130,668	$193,230	$107,861	$59,313
Net income (loss)	$121,609	$17,284	$1,168	$43,034	$3,872	$87,382	$4,265	$(61,969)
Net income (loss) attributable to stockholders	$134,715	$32,033	$14,102	$65,044	$22,338	$108,386	$19,565	$(54,696)
Net income (loss) per share attributable to stockholders:
Basic	$1.03	$0.24	$0.11	$0.53	$0.18	$0.89	$0.16	$(0.46)
Diluted	$0.83	$0.20	$0.09	$0.42	$0.15	$0.73	$0.15	$(0.46)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 28, 2014 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2014 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 28, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2015 annual meeting of stockholders.

We have adopted a code of ethics, entitled Code of Business Conduct and Ethics, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made it available, free of charge, on our website at www.sunpower.com, and if we amend it or grant any waiver under it that applies to our principal executive officer, principal financial officer, or principal accounting officer, we will promptly post that amendment or waiver on our website as well.

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2015 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2015 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2015 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2015 annual meeting of stockholders.

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

10.24
Warrant Adjustment Notice, dated August 30, 2011, to Deutsche Bank AG, London Branch, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

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

10.28
Indenture, dated as of June 11, 2014 by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.29
Credit Support Agreement, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.30
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.31
Second Amendment to Credit Support Agreement, dated December 12, 2011, by and between Total S.A. and SunPower Corporation (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.32
Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013)

10.33
Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

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

10.37
Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.38
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

10.41
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.42^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.43^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.44^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there-under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.45^
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

10.47^
Outside Director Compensation Policy, as amended on June 15, 2011 (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.48^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014)..

10.49^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.50^
SunPower Corporation Executive Quarterly Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.51^*	Form of Indemnification Agreement for Directors and Officers.
10.52
2014 Management Career Transition Plan, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.53^
Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.54†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.55
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.56
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.57
Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.58
Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.59
Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2013).

10.60
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

10.61
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

10.62†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.63†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.64
Second Amendment to Letter of Credit Facility Agreement, dated December 19, 2012, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.65
Third Amendment to Letter of Credit Facility Agreement, dated December 20, 2013, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.66*	Fourth Amendment to Letter of Credit Facility Agreement, dated December 23, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch.
10.67
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.68
Revolving Credit Agreement, dated July 3, 2013, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013).

10.69
First Amendment to Revolving Credit Agreement, dated August 26, 2014, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014).

10.70*
Credit Agreement, dated as of October 17, 2014, among Solar Star California XIII, LLC, Santander Bank, N.A., Mizuho Bank LTD., and Crédit Agricole Corporate and Investment Bank and the several lenders from time to time parties thereto.

10.71
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.72
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.73
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

10.74
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

10.75
Amendment No. 3 to Joint Venture Agreement, dated March 3, 2014, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.76†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.77
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

10.79
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.80
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

10.83
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.84†
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

10.86
Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.87
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

10.91
Waiver Letter, dated October 3, 2012, from the International Finance Corporation (incorporated by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.92†
Engineering, Procurement and Construction Agreement, dated September 30, 2011 by and between High Plains Ranch II, LLC and SunPower Corporation, Systems (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.93†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 308.97MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XIX, LLC (incorporated by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.94†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 270.18 MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XX, LLC (incorporated by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.95
Amendment No. 1 to Master Agreement, dated February 20, 2013, by and among SunPower Corporation, Total Gas & Power U.S.A. SAS and Total S.A (incorporated by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.96
First Amendment to Employment Agreement, dated May 1, 2013, by and among SunPower Corporation and Charles David Boynton (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.97†
Security Agreement, dated January 31, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

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

SUNPOWER CORPORATION

Dated: February 24, 2015	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 24, 2015
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 24, 2015
Charles D. Boynton	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 24, 2015
Eric Branderiz	(Principal Accounting Officer)

*	Director	February 24, 2015
Arnaud Chaperon

*	Director	February 24, 2015
Bernard Clement

*	Director	February 24, 2015
Denis Giorno

*	Director	February 24, 2015
Catherine A. Lesjak

*	Director	February 24, 2015
Thomas R. McDaniel

*	Director	February 24, 2015
Jean-Marc Otero del Val

*	Director	February 24, 2015
Humbert de Wendel

*	Director	February 24, 2015
Patrick Wood III

* By:  /S/ CHARLES D. BOYNTON
Charles D. Boynton
Power of Attorney

Index to Exhibits

Exhibit Number	Description
10.51^*	Form of Employment Agreement for Executive Officers.
10.66*	Fourth Amendment to Letter of Credit Facility Agreement, dated December 23, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch.
10.70*
Credit Agreement, dated as of October 17, 2014, among Solar Star California XIII, LLC, Santander Bank, N.A., Mizuho Bank LTD., and Crédit Agricole Corporate and Investment Bank and the several lenders from time to time parties thereto.

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