Form 10-Q
period 2015-03-29
SUNPOWER CORP
filed 2015-04-30
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

The total number of outstanding shares of the registrant’s common stock as of April 24, 2015 was 133,269,858.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 29, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$601,573	$956,175
Restricted cash and cash equivalents, current portion	27,507	18,541
Accounts receivable, net[1]	467,868	504,316
Costs and estimated earnings in excess of billings[1]	46,117	187,087
Inventories	302,587	208,573
Advances to suppliers, current portion	90,270	98,129
Project assets - plants and land, current portion	179,650	101,181
Prepaid expenses and other current assets[1]	345,825	328,845
Total current assets	2,061,397	2,402,847

Restricted cash and cash equivalents, net of current portion	34,383	24,520
Restricted long-term marketable securities	7,027	7,158
Property, plant and equipment, net	594,466	585,344
Solar power systems leased and to be leased, net	427,187	390,913
Project assets - plants and land, net of current portion	29,394	15,475
Advances to suppliers, net of current portion	305,484	311,528
Long-term financing receivables, net	298,785	269,587
Goodwill and other intangible assets, net	38,008	37,981
Other long-term assets[1]	307,010	300,229
Total assets	$4,103,141	$4,345,582

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$432,568	$419,919
Accrued liabilities	269,491	331,034
Billings in excess of costs and estimated earnings	89,061	83,440
Short-term debt	18,222	18,105
Convertible debt, current portion	—	245,325
Customer advances, current portion[1]	27,367	31,788
Total current liabilities	836,709	1,129,611

Long-term debt	296,276	214,181
Convertible debt, net of current portion[1]	693,591	692,955
Customer advances, net of current portion[1]	143,218	148,896
Other long-term liabilities	542,973	555,344
Total liabilities	2,512,767	2,740,987
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	29,306	28,566
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both March 29, 2015 and December 28, 2014	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 141,592,715 shares issued, and 133,254,173 outstanding as of March 29, 2015; 367,500,000 shares authorized; 138,616,252 shares issued, and 131,466,777 outstanding as of December 28, 2014;	133	131
Additional paid-in capital	2,235,562	2,219,581
Accumulated deficit	(570,179)	(560,598)
Accumulated other comprehensive loss	(19,535)	(13,455)
Treasury stock, at cost; 8,338,542 shares of common stock as of March 29, 2015; 7,149,475 shares of common stock as of December 28, 2014	(150,189)	(111,485)
Total stockholders' equity	1,495,792	1,534,174
Noncontrolling interests in subsidiaries	65,276	41,855
Total equity	1,561,068	1,576,029
Total liabilities and equity	$4,103,141	$4,345,582

[1]
The Company has related-party balances for transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 6, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

Revenue	$440,871	$692,422
Cost of revenue	350,053	529,433
Gross margin	90,818	162,989
Operating expenses:
Research and development	21,168	16,746
Sales, general and administrative	77,214	73,928
Restructuring charges	3,581	(461)
Total operating expenses	101,963	90,213
Operating income (loss)	(11,145)	72,776
Other income (expense), net:
Interest income	556	318
Interest expense	(15,681)	(19,592)
Other, net	(2,620)	1,369
Other expense, net	(17,745)	(17,905)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(28,890)	54,871
Provision for income taxes	(2,351)	(13,620)
Equity in earnings of unconsolidated investees	2,191	1,783
Net income (loss)	(29,050)	43,034
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	19,469	22,010
Net income (loss) attributable to stockholders	$(9,581)	$65,044

Net income (loss) per share attributable to stockholders:
Basic	$(0.07)	$0.53
Diluted	$(0.07)	$0.42
Weighted-average shares:
Basic	132,033	122,196
Diluted	132,033	160,434

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income (loss)	$(29,050)	$43,034
Components of comprehensive income (loss):
Translation adjustment	(2,003)	274
Net unrealized gain (loss) on derivatives (Note 11)	(4,188)	385
Income taxes	111	(110)
Net change in accumulated other comprehensive gain (loss)	(6,080)	549
Total comprehensive income (loss)	(35,130)	43,583
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	19,469	22,010
Comprehensive income (loss) attributable to stockholders	$(15,661)	$65,593

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029
Net income (loss)	869	—	—	—	—	—	(9,581)	(9,581)	(20,338)	(29,919)
Other comprehensive income (loss)	—	—	—	—	—	(6,080)	—	(6,080)	—	(6,080)
Issuance of common stock upon exercise of options	—	1	—	3	—	—	—	3	—	3
Issuance of restricted stock to employees, net of cancellations	—	2,976	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	14,504	—	—	—	14,504	—	14,504
Tax benefit from convertible debt interest deduction	—	—	—	904	—	—	—	904	—	904
Tax benefit from stock-based compensation	—	—	—	572	—	—	—	572	—	572
Contributions from noncontrolling interests	431	—	—	—	—	—	—	—	45,459	45,459
Distributions to noncontrolling interests	(560)	—	—	—	—	—	—	—	(1,700)	(1,700)
Purchases of treasury stock		(1,189)	—	—	(38,704)	—	—	(38,704)	—	(38,704)
Balances at March 29, 2015	$29,306	133,254	$133	$2,235,562	$(150,189)	$(19,535)	$(570,179)	$1,495,792	$65,276	$1,561,068

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income (loss)	$(29,050)	$43,034
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,563	25,371
Stock-based compensation	13,546	14,867
Non-cash interest expense	4,680	5,170
Equity in earnings of unconsolidated investees	(2,191)	(1,783)
Excess tax benefit from stock-based compensation	(572)	—
Deferred income taxes and other tax liabilities	(5,078)	17,985
Other, net	855	206
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	32,735	93,574
Costs and estimated earnings in excess of billings	140,970	14,009
Inventories	(108,072)	4,043
Project assets	(93,150)	22,491
Prepaid expenses and other assets	(25,090)	(12,191)
Long-term financing receivables, net	(29,198)	(32,333)
Advances to suppliers	13,903	(7,263)
Accounts payable and other accrued liabilities	(51,781)	(16,972)
Billings in excess of costs and estimated earnings	5,621	(117,009)
Customer advances	(10,099)	(2,727)
Net cash provided by (used in) operating activities	(113,408)	50,472
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(18,828)	(2,293)
Purchases of property, plant and equipment	(24,564)	(8,800)
Cash paid for solar power systems, leased and to be leased	(19,403)	(14,989)
Cash paid for investments in unconsolidated investees	—	(5,013)
Cash paid for intangibles	(526)	—
Net cash used in investing activities	(63,321)	(31,095)
Cash flows from financing activities:
Cash paid for repurchase of convertible debt	(324,273)	(1)
Proceeds from settlement of 4.75% Bond Hedge	—	68,842
Payments to settle 4.75% Warrants	—	(81,077)
Proceeds from settlement of 4.50% Bond Hedge	74,628	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	—	39,108
Repayment of non-recourse debt financing	(398)	—
Proceeds from issuance of project loans, net of issuance costs	89,991	—
Assumption of project loan by customer	—	(40,672)
Repayment of bank loans, project loans and other debt	(7,946)	(7,850)
Repayment of residential lease financing	(10,546)	(7,213)
Proceeds from sale-leaseback financing	727	16,685
Repayment of sale-leaseback financing	(90)	(779)
Contributions from noncontrolling interests and redeemable noncontrolling interests	45,890	30,552
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,260)	(1,117)
Proceeds from exercise of stock options	3	68
Excess tax benefit from stock-based compensation	572	—
Purchases of stock for tax withholding obligations on vested restricted stock	(38,704)	(43,506)
Net cash used in financing activities	(172,406)	(26,960)
Effect of exchange rate changes on cash and cash equivalents	(5,467)	(187)
Net increase (decrease) in cash and cash equivalents	(354,602)	(7,770)
Cash and cash equivalents, beginning of period	956,175	762,511
Cash and cash equivalents, end of period	$601,573	$754,741

Non-cash transactions:
Assignment of residential lease receivables to a third-party financial institution	$1,307	$1,496
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$14,664	$7,120
Costs of solar power systems, leased and to be leased, funded by liabilities	$6,388	$1,634
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$1,050	$15,269
Property, plant and equipment acquisitions funded by liabilities	$20,185	$5,544

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a vertically integrated solar energy products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial and utility-scale power plant customers. SunPower Corporation is a majority owned subsidiary of Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

In the first quarter of fiscal 2015, in connection with a realignment of its internal organizational structure, the Company changed its segment reporting from its Americas, EMEA and APAC Segments to three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation. Historically, the Americas Segment included both North and South America, the EMEA Segment included European countries as well as the Middle East and Africa, and the APAC Segment included all Asia-Pacific countries.

Under the new segmentation, the Company’s Residential Segment refers to sales of solar energy solutions to residential end customers through a variety of means, including cash sales and long-term leases directly to end customers, sales to resellers, including the Company's third-party global dealer network, and sales of the Company's operations and maintenance (“O&M”) services.  The Company’s Commercial Segment refers to sales of solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to the Company's third-party global dealer network, sales of energy under power purchase agreements ("PPAs"), and sales of the Company's O&M services. The Power Plant Segment refers to the Company's large-scale solar products and systems business, which includes power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third-parties, sometimes on a multi-year, firm commitment basis.

The Company’s President and Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews the Company's business and manages resource allocations and measures performance of the Company’s activities among these three end-customer segments.

Reclassifications of prior period segment information have been made to conform to the current period presentation. This change does not affect the Company's previously reported Consolidated Financial Statements.

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

Reclassifications

Certain prior period balances, including prior period segment information, have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, consists of 53 weeks, including a 14-week fourth fiscal quarter, while fiscal year 2014 consists of 52 weeks. The first quarter of fiscal 2015 ended on March 29, 2015, while the first quarter of fiscal 2014 ended on March 30, 2014. The first quarter of fiscal 2015 and fiscal 2014 were both 13-week quarters.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued an update to the standards to provide a practical expedient for the measurement date of defined benefit obligation and plan assets for reporting entities with fiscal year-ends that do not coincide with a month-end. The updated standard allows such entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year and to all plans, if an entity has more than one plan. The new practical expedient guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a prospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In April 2015, the FASB issued an update to the standards for the presentation of debt issuance costs to reduce complexity in accounting standards and to align with IFRS. The updated standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. U.S. generally accepted accounting principles previously required debt issuance costs to be reflected as an asset on the Company's balance sheet. The new debt issuance cost guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a retrospective approach to adoption. The Company has elected early adoption of the updated accounting standard, effective in the first quarter of fiscal 2015, resulting in the reclassification of $11.6M of debt issuance costs from "Other long-term assets" to "Long-term debt" and "Convertible debt, net of current portion" in the Consolidated Balance Sheets as of December 28, 2014.

In February 2015, the FASB issued a new standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new consolidation guidance is effective for the Company in the first quarter of fiscal 2016 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The Company is evaluating the available methods and the potential impact of this standard on its consolidated financial statements and disclosures.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard becomes effective for the Company in the first quarter of fiscal 2017 and is to be applied retrospectively using one of two prescribed methods. The Company is evaluating the application method and impact on its consolidated financial statements and disclosures.

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

Credit Support Agreement

On April 28, 2011, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. Total S.A. will guarantee the Company's obligation to reimburse the applicable issuing bank a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Under the Credit Support Agreement, the Company may also request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. The Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement was amended on June 7, 2011, it became effective on June 28, 2011 in connection with the completion of the Tender Offer (the "CSA Effective Date"), and it was further amended on each of December 12, 2011, and December 14, 2012.

The Credit Support Agreement will terminate following the fifth anniversary of the CSA Effective Date, after the later of the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (collectively the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

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

Compensation and Funding Agreement

In February 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A. that established the parameters for the terms of liquidity injections that may be required to be provided by Total S.A. to the Company from time to time. During the term of the Compensation and Funding Agreement, the Company is required to pay Total S.A. a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

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

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021 (see Note 10).

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of March 29, 2015, the Company had $0.7 million of "Costs and estimated earnings in excess of billings" and $1.6 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Revenue:
EPC, O&M, and components revenue under joint projects	$199	$2,889
Research and development expense:
Offsetting contributions received under R&D Agreement	$(422)	$(260)
Interest expense:
Guarantee fees incurred under Credit Support Agreement	$2,726	$2,745
Fees incurred under the Compensation and Funding Agreement	$—	$1,200
Interest expense incurred on the 0.75% debentures due 2018	$375	$375
Interest expense incurred on the 0.875% debentures due 2021	$680	$—

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of both March 29, 2015 and December 28, 2014, the Company had goodwill with a carrying amount of $21.2 million, $20.8 million of which was allocated to the Residential Segment and $0.4 million of which was allocated to the Power Plant Segment. No goodwill impairment was recorded during the three months ended March 29, 2015 and March 30, 2014.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of March 29, 2015
Patents and purchased technology	$13,675	$(1,088)	$12,587
Purchased in-process research and development	3,700	—	3,700
Other	$500	$—	500
	$17,875	$(1,088)	$16,787

As of December 28, 2014
Patents and purchased technology	$13,675	$(615)	$13,060
Purchased in-process research and development	$3,700	$—	$3,700
	$17,375	$(615)	$16,760

Amortization expense for intangible assets totaled $0.5 million for the three months ended March 29, 2015. No amortization expense was incurred during the three months ended March 30, 2014.

As of March 29, 2015, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2015 (remaining nine months)	$1,891
2016	2,114
2017	1,989
2018	1,989
2019	1,989
Thereafter	3,115
$13,087

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	March 29, 2015	December 28, 2014
Accounts receivable, net:
Accounts receivable, gross[1,2]	$485,614	$523,613
Less: allowance for doubtful accounts	(17,226)	(18,152)
Less: allowance for sales returns	(520)	(1,145)
	$467,868	$504,316

[1]	Includes short-term financing receivables associated with solar power systems leased of $11.3 million and $9.1 million as of March 29, 2015 and December 28, 2014, respectively (see Note 5).

[2]
Includes short-term retainage of $240.3 million and $213.0 million as of March 29, 2015 and December 28, 2014, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	March 29, 2015	December 28, 2014
Inventories:
Raw materials	$71,552	$46,848
Work-in-process	85,800	67,903
Finished goods	145,235	93,822
	$302,587	$208,573

	As of
(In thousands)	March 29, 2015	December 28, 2014
Prepaid expenses and other current assets:
Deferred project costs	$57,989	$64,784
Bond hedge derivative	—	51,951
VAT receivables, current portion	6,628	7,554
Deferred costs for solar power systems to be leased	26,633	22,537
Derivative financial instruments	12,196	7,018
Prepaid inventory	50,395	—
Other receivables	92,924	79,927
Other prepaid expenses	54,923	47,448
Other current assets	44,137	47,626
	$345,825	$328,845

	As of
(In thousands)	March 29, 2015	December 28, 2014
Project assets - plants and land:
Project assets — plants	$196,890	$104,328
Project assets — land	12,154	12,328
	$209,044	$116,656
Project assets — plants and land, current portion	$179,650	$101,181
Project assets — plants and land, net of current portion	$29,394	$15,475

	As of
(In thousands)	March 29, 2015	December 28, 2014
Property, plant and equipment, net:
Manufacturing equipment[3]	$556,730	$554,124
Land and buildings	26,138	26,138
Leasehold improvements	237,713	236,867
Solar power systems[4]	126,350	124,848
Computer equipment	92,636	88,257
Furniture and fixtures	9,384	9,436
Construction-in-process	97,493	75,570
	1,146,444	1,115,240
Less: accumulated depreciation	(551,978)	(529,896)
	$594,466	$585,344

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $107.7 million and $111.9 million as of March 29, 2015 and December 28, 2014, respectively.

[4]
Includes $95.4 million and $94.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of March 29, 2015 and December 28, 2014, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	March 29, 2015	December 28, 2014
Property, plant and equipment, net by geography[5]:
Philippines	$345,803	$335,643
United States	182,362	183,631
Mexico	40,393	40,251
Europe	24,620	24,748
Other	1,288	1,071
	$594,466	$585,344

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	March 29, 2015	December 28, 2014
Other long-term assets:
Equity method investments	$213,089	$210,898
Cost method investments	32,277	32,308
Other	61,644	57,023
	$307,010	$300,229

	As of
(In thousands)	March 29, 2015	December 28, 2014
Accrued liabilities:
Bond hedge derivatives	$—	$51,951
Employee compensation and employee benefits	36,355	47,667
Deferred revenue	27,075	33,412
Short-term residential lease financing	1,270	1,489
Interest payable	11,703	10,575
Short-term warranty reserves	14,467	13,278
Restructuring reserve	9,130	13,477
VAT payables	7,316	6,073
Derivative financial instruments	2,715	1,345
Inventory payable	50,395	—
Other	109,065	151,767
	$269,491	$331,034

	As of
(In thousands)	March 29, 2015	December 28, 2014
Other long-term liabilities:
Deferred revenue	$178,602	$176,804
Long-term warranty reserves	139,630	141,370
Long-term sale-leaseback financing	112,240	111,904
Long-term residential lease financing	19,032	27,122
Unrecognized tax benefits	23,069	31,764
Long-term pension liability	10,780	9,980
Derivative financial instruments	10,548	3,712
Other	49,072	52,688
	$542,973	$555,344

	As of
(In thousands)	March 29, 2015	December 28, 2014
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(10,715)	$(8,712)
Net unrealized loss on derivatives	(5,631)	(1,443)
Net loss on long-term pension liability adjustment	(2,878)	(2,878)
Deferred taxes	(311)	(422)
	$(19,535)	$(13,455)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014:

	As of
(In thousands)	March 29, 2015	December 28, 2014
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$429,687	$396,704
Solar power systems to be leased	28,683	21,202
	458,370	417,906
Less: accumulated depreciation	(31,183)	(26,993)
	$427,187	$390,913

[1]	Solar power systems leased and to be leased, net are physically located in the United States.

[2]
As of March 29, 2015 and December 28, 2014, the Company has pledged solar assets with an aggregate book value of $82.1 million and $140.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of March 29, 2015:

(In thousands)	Fiscal 2015 (remaining nine months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$12,888	15,165	15,206	15,255	15,303	218,379	$292,196

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of March 29, 2015 and December 28, 2014, respectively, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	March 29, 2015	December 28, 2014
Financing receivables:
Minimum lease payments receivable[1]	$351,029	$319,244
Unguaranteed residual value	37,775	34,343
Unearned income	(78,769)	(74,859)
Net financing receivables	$310,035	$278,728
Current	$11,250	$9,141
Long-term	$298,785	$269,587

[1]	Net of allowance for doubtful accounts.

As of March 29, 2015, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2015 (remaining nine months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$12,938	17,172	17,369	17,574	17,784	268,192	$351,029

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain programs the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. The Company accounts for both operating and sales-type leases with its residential lease customers under this approach in the consolidated financial statements. As of March 29, 2015, and December 28, 2014, the remaining liability to the third-party investors presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $20.3 million and $28.6 million, respectively (see Note 4).

The Company has entered into multiple facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended March 29, 2015 and March 30, 2014 the Company received $45.9 million and $30.6 million, respectively, in contributions from investors under the related facilities and attributed $19.6 million and $22.0 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, to the investors.

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over minimum lease terms of up to 20 years. Separately, the Company enters into PPAs with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with durations of up to 25 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of March 29, 2015, future minimum lease obligations associated with these systems was $93.1 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 4). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of March 29, 2015, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $99.4 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of March 29, 2015 or December 28, 2014.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of March 29, 2015 and December 28, 2014, respectively:

	March 29, 2015			December 28, 2014
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$170,000	$170,000	$—	$375,000	$375,000	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 10)	—	—	—	51,951	—	51,951
Derivative financial instruments (Note 11)	12,196	—	12,196	7,018	—	7,018
Total assets	$182,196	$170,000	$12,196	$433,969	$375,000	$58,969
Liabilities
Accrued liabilities:
Debt derivatives (Note 10)	$—	$—	$—	$51,951	$—	$51,951
Derivative financial instruments (Note 11)	2,715	—	2,715	1,345	—	1,345
Other long-term liabilities:
Derivative financial instruments (Note 11)	10,548	—	10,548	3,712	—	3,712
Total liabilities	$13,263	$—	$13,263	$57,008	$—	$57,008
1The Company's cash equivalents consist of money market fund instruments and commercial paper that are classified as available-for-sale and are highly liquid investments with original maturities of 90 days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 10) and the embedded cash conversion option within the 4.50% debentures due 2015 (as defined in Note 10), which both matured in the first quarter of 2015, were classified as derivative instruments that required mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments as of December 28, 2014 were determined utilizing the following Level 1 and Level 2 inputs:

As of1
December 28, 2014
Stock price	$26.32
Exercise price	$22.53
Interest rate	0.19%
Stock volatility	61.7%
Credit risk adjustment	0.65%
Maturity date	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for present and future business transactions within the Philippines. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of March 29, 2015 and December 28, 2014, these bonds had a carrying value of $7.0 million and $7.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of March 29, 2015 and December 28, 2014, the Company had $213.1 million and $210.9 million, respectively, in investments accounted for under the equity method (see Note 9). As of March 29, 2015 and December 28, 2014, the Company had $32.3 million and $32.3 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	March 29, 2015	December 28, 2014
Accounts receivable	$20,235	$22,425
Accounts payable	$26,252	$50,039
Customer advances	$1,212	$4,210
Other long-term assets:
Long-term note receivable	$1,553	$1,623

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Payments made to investees for products/services	$119,177	$105,010
Revenue from sales to investees of products/services	$5,603	$—

Cost Method Investment in Tendril Networks, Inc. ("Tendril")

In November 2014, the Company purchased $20.0 million of preferred stock for a minority stake in Tendril, accounted for under the cost method as the preferred stock was deemed not to be in-substance common stock. In connection with the investment, the Company entered into an agreement to purchase, at the Company's option, up to 14 million shares of Tendril common stock through November 23, 2024, subject to the parties' achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements under a Master Services Agreement ("MSA") and Statements of Work ("SOWs"). Under these commercial agreements, Tendril will use up to $13.0 million of SunPower's initial investment to develop, jointly with SunPower, solar software solution products for the Company.

Note 7. RESTRUCTURING

November 2014 Restructuring Plan

On November 14, 2014, the Company announced a reorganization plan aimed towards realigning resources consistently with SunPower's global strategy and improving its overall operating efficiency and cost structure. In connection with this plan, which is expected to be completed by the end of fiscal 2015, SunPower expects approximately 95 to 115 employees to be affected, primarily in Europe, representing approximately 1% to 2% of SunPower's global workforce. SunPower expects to incur restructuring charges totaling approximately $17 million to $25 million, principally composed of severance benefits, lease and related termination costs, and other associated costs. SunPower expects more than 90% of total charges to be cash. The actual timing and costs of the plan may differ from SunPower’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of March 29, 2015, however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended		Cumulative To Date
(In thousands)	March 29, 2015	March 30, 2014
November 2014 Plan:
Non-cash impairment charges	$—	$—	$719
Severance and benefits	2,063	—	14,243
Other costs[1]	1,724	—	1,937
	3,787	—	16,899

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	60,596
Severance and benefits	(132)	(531)	46,577
Lease and related termination costs	—	(402)	5,774
Other costs[1]	(74)	472	10,786
	(206)	(461)	123,733
Total restructuring charges	$3,581	$(461)	$140,632

The following table summarizes the restructuring reserve activity during the fiscal year ended March 29, 2015:

	Three Months Ended
(In thousands)	December 28, 2014	Charges (Benefits)	Payments	March 29, 2015
November 2014 Plan:
Severance and benefits	$12,075	$2,063	$(6,745)	$7,393
Other costs[1]	145	1,724	(852)	1,017
	12,220	3,787	(7,597)	8,410

Legacy Restructuring Plans:
Severance and benefits	421	(132)	(144)	145
Lease and related termination costs	390	—	(80)	310
Other costs[1]	446	(74)	(107)	265
	1,257	(206)	(331)	720
Total restructuring liability	$13,477	$3,581	$(7,928)	$9,130

[1]	Other costs primarily represent associated legal services.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of March 29, 2015, future minimum lease payments for facilities under operating leases were $52.8 million, to be paid over the remaining contractual terms of up to 10 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of March 29, 2015, future minimum lease payments for assets under capital leases were $6.4 million, to be paid over the remaining contractual terms of up to 10 years.

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs before firm orders are placed. Consequently, only a portion of the Company's disclosed purchase commitments arising from these agreements are firm, non-cancellable and unconditional commitments.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of March 29, 2015 are as follows:

(In thousands)	Fiscal 2015 (remaining nine months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total[1,2,3]
Future purchase obligations	$646,615	317,916	343,806	182,181	175,695	164,847	$1,831,060

[1]	Total future purchase obligations as of March 29, 2015 include $81.8 million to related parties.

[2]	Total future purchase obligations was composed of $203.2 million related to non-cancellable purchase orders and $1.6 billion related to long-term supply agreements.
3The Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. As of March 29, 2015, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.4 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2015, within the cure period specified in the contracts.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. The Company did not make any additional advance payments under its long-term supply agreements during the first quarter of fiscal 2015. As of March 29, 2015 and December 28, 2014, advances to suppliers totaled $395.8 million and $409.7 million, respectively, of which $90.3 million and $98.1 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 83% and 17% of total advances to suppliers as of March 29, 2015, and 82% and 17% as of December 28, 2014.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of March 29, 2015 is as follows:

(In thousands)	Fiscal 2015 (remaining nine months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Estimated utilization of advances from customers	$19,382	25,020	27,039	27,039	28,842	43,263	$170,585

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. As of March 29, 2015 and December 28, 2014, outstanding advance payments received from AUOSP totaled $162.7 million and $167.2 million, respectively, of which $19.4 million and $18.3 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended March 29, 2015 and March 30, 2014, respectively:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Balance at the beginning of the period	$154,648	$149,372
Accruals for warranties issued during the period	8,161	5,190
Settlements and adjustments during the period	(8,711)	(3,147)
Balance at the end of the period	$154,098	$151,415

Contingent Obligations

Project agreements entered into with the Company's Commercial and Power Plant customers often require the Company to undertake obligations including: (i) system output performance warranties; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically, the Company's systems have performed significantly above the performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 9). As of March 29, 2015, the Company has future financing obligations through fiscal 2015 totaling $171.9 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $31.1 million and $31.8 million as of March 29, 2015 and December 28, 2014, respectively. As of March 29, 2015, $8.0 million of uncertain tax positions are included in "Accrued liabilities" in the Company's Consolidated Balance Sheets as they are expected to be paid within the next twelve months, and $23.1 million of uncertain tax positions are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. As of December 28, 2014, total liabilities of $31.8 million associated with uncertain tax positions were included in "Other long-term liabilities" as they were not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with investors of its residential lease program, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of March 29, 2015 and December 28, 2014, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $10.8 million and $10.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s pension plans was zero for the three months ended March 29, 2015.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, the Company received notice that a lawsuit had been filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and intends to vigorously contest the claim. On May 5, 2014, SunPower Systems filed a demurrer to NRG’s complaint.  The Court sustained the demurrer with leave to amend. NRG filed its amended complaint on September 3, 2014. SunPower Systems filed a demurrer to NRG's amended complaint, which the Court sustained, again, with leave to amend.  NRG filed its second amended complaint on January 13, 2015.  SunPower Systems filed a demurrer to NRG’s second amended complaint, which was overruled, whereupon SunPower Systems filed its answer and also filed a cross-complaint against NRG.  The case currently is pending and no trial date or case schedule has been set yet. The Company is currently unable to determine if the resolution of this matter will have a material effect on the Company's consolidated financial statements.

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

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, subject to adjustment to account for minority interests, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, to pay FPSC damages in the amount of $25.2 million. SPML’s purchase of FPEC’s interests in FPSC and the subsequent damages payment to FPSC have been suspended pending the parties’ agreement as to legal arrangements required to complete these transactions. On March 18, 2015, the tribunal held a hearing on the issue of the transfer of FPSC shares. The tribunal has not yet issued a ruling on this issue, and has not yet set a date for SPML's purchase of FPEC's interests in FPSC or the subsequent damages payment to FPSC.

As of March 29, 2015, the Company recorded an accrual of $63.0 million related to this matter based on the Company's best estimate of probable loss.

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

Note 9. EQUITY METHOD INVESTMENTS

As of March 29, 2015 and December 28, 2014, the Company's carrying value of its equity method investments totaled $213.1 million and $210.9 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of March 29, 2015, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of March 29, 2015 and December 28, 2014, the Company's investment in AUOSP had a carrying value of $194.2 million and $191.7 million, respectively.

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

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	March 29, 2015				December 28, 2014
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$395,922	$395,922	$400,000	$—	$395,475	$395,475
0.75% debentures due 2018	300,000	—	297,590	297,590	300,000	—	297,401	297,401
4.50% debentures due 2015	—		—	—	249,645	245,325	—	245,325
0.75% debentures due 2027	79	—	79	79	79	—	79	79
IFC mortgage loan	40,000	15,000	24,081	39,081	47,500	14,983	31,492	46,475
CEDA loan	30,000	—	27,479	27,479	30,000	—	27,379	27,379
Quinto Credit Facility	128,841	—	128,841	128,841	61,481	—	61,481	61,481
Other debt[1]	113,498	2,020	110,661	112,681	91,398	1,963	88,605	90,568
	$1,012,418	$17,020	$984,653	$1,001,673	$1,180,103	$262,271	$901,912	$1,164,183

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of March 29, 2015, the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	Fiscal 2015 (remaining nine months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Aggregate future maturities of outstanding debt	$9,074	23,056	23,983	308,531	9,929	637,845	$1,012,418

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	March 29, 2015			December 28, 2014
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$395,922	$400,000	$399,688	$395,475	$400,000	$358,000
0.75% debentures due 2018	297,590	300,000	422,205	297,401	300,000	366,750
4.50% debentures due 2015	—	—	—	245,325	249,645	294,581
0.75% debentures due 2027	79	79	76	79	79	80
	$693,591	$700,079	$821,969	$938,280	$949,724	$1,019,411

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

4.50% Debentures Due 2015

In 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures due 2015"). Interest was payable semi-annually, beginning on September 15, 2010. The 4.50% debentures due 2015 were convertible only into cash, and not into shares of the Company's common stock (or any other securities) at a conversion price of $22.53 per share. The 4.50% debentures due 2015 matured on March 15, 2015. During March 2015, the Company paid holders an aggregate of $324.3 million in cash in connection with the settlement of the outstanding 4.50% debentures due 2015. No 4.50% debentures due 2015 remained outstanding after the maturity date.

The embedded cash conversion option was a derivative instrument (derivative liability) that was required to be separated from the 4.50% debentures due 2015. The fair value of the derivative liability is classified within "Other long-term liabilities" on the Company's Consolidated Balance Sheets. Changes in the fair value of the derivative liability were reported in the Company's Consolidated Statements of Operations until the 4.50% debentures due 2015 matured in March 2015.

During the three months ended March 29, 2015, the Company recognized a non-cash loss of $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to expiration of the embedded conversion option. During the three months ended March 30, 2014, the Company recognized a non-cash loss of $19.1 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the embedded cash conversion option.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrently with the issuance of the 4.50% debentures due 2015, the Company entered into privately-negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represented a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. The transactions effectively reduced the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

Under the terms of the 4.50% Bond Hedge, the Company bought options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the 4.50% Warrants, the Company sold warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge was, and 4.50% Warrant transaction is, a separate transaction, entered into by the Company with each counterparty, and was not part of the terms of the 4.50% debentures due 2015.

The 4.50% Bond Hedge, which was indexed to the Company's common stock, was a derivative instrument that required mark-to-market accounting treatment due to the cash settlement features until the 4.50% Bond Hedge settled in March 2015.

During March 2015, the Company exercised its rights under the 4.50% Bond Hedge, resulting in a payment to the Company of $74.6 million.

During the three months ended March 29, 2015, the Company recognized a non-cash gain of $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to settlement of the 4.50% Bond Hedge. During the three months ended March 30, 2014, the Company recognized a non-cash gain of $19.1 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Call Spread Overlay with Respect to the 4.75% Debentures

Concurrently with the issuance of the 4.75% debentures due 2014, the Company entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures due 2014 (together, the "CSO2014"), whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures was reduced by the sales prices of the 4.75% Warrants. The components of the CSO2014 were not subject to mark-to-market accounting treatment since they could only be settled by issuance of the Company's common stock.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of both March 29, 2015 and December 28, 2014, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit facility (the "revolving credit facility") with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The Company may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of both March 29, 2015 and December 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

On October 17, 2014, the Company, through a wholly-owned subsidiary (the "Quinto Project Company"), entered into an approximately $377.0 million credit facility with Santander Bank, N.A., Mizuho Bank, Ltd. and Credit Agricole (the "Quinto Credit Facility") in connection with the planned construction of the approximately 135 MW Quinto Solar Energy Project, located in Merced County, California (the "Quinto Project").

The Quinto Credit Facility includes approximately $318.0 million in construction loan commitments and approximately $59.0 million in letter of credit commitments. Principal and accrued interest on the construction loans are convertible into term loans following the end of the construction period.  The Quinto Credit Facility matures at the end of the seventh year following the term loan conversion, with semi-annual principal payments computed on a 19-year amortization schedule and a balloon payment at maturity. Generally, borrowings under the Quinto Credit Facility will bear interest of (a) with respect to any LIBOR rate loan, either 1.625% or 1.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency Liabilities" as specified in Regulation D and (b) with respect to any alternate base rate loan, either 0.625% or 0.875% (until December 31, 2019 and on December 31, 2019 and thereafter, respectively) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%. In addition, a commitment fee of 0.50% per annum is charged on funds available for borrowing and not borrowed. All outstanding indebtedness under the Quinto Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty, other than customary breakage costs. We have committed to invest approximately $139 million of equity in the Quinto Project Company, with such investments to be made over time in connection with the completion of project development milestones. The Quinto Credit Facility is secured by the assets of, and equity in, the Quinto Project Company, but is otherwise non-recourse to us and our affiliates. The Quinto Credit Facility contains certain affirmative and negative covenants that limit or restrict, subject to certain exceptions, the ability of the Project Company to do certain things including the incurrence of indebtedness or liens, payment of dividends, merging or consolidating, transactions with affiliates or changing the nature of its business.

Proceeds from the Quinto Credit Facility will be used primarily to fund the construction of the Quinto Project under a turnkey EPC agreement between the Quinto Project Company and SunPower Corporation, Systems, our wholly-owned subsidiary.

As of March 29, 2015 we had outstanding borrowings of $128.8 million under the Quinto Credit Facility.

Other Debt

During fiscal 2015, the Company entered into a long-term non-recourse credit facility to finance a 52 MW utility and power plant in Colorado. The outstanding borrowings under this facility amounted to $22.6 million as of March 29, 2015.

During fiscal 2014, the Company entered into two long-term non-recourse loans to finance solar power systems and leases under its residential lease program. No amounts were drawn down under the loan agreements during the first quarter fiscal 2015. The loans have 17-year terms and as of March 29, 2015, the short-term and long-term balances of the loans were $1.5 million and $79.1 million, respectively.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of March 29, 2015 and December 28, 2014 was $8.5 million and $8.6 million, respectively.

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

As of March 29, 2015 and December 28, 2014, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $559.2 million and $654.7 million, respectively.

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

As of March 29, 2015 and December 28, 2014, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $19.1 million and $1.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	March 29, 2015	December 28, 2014
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$2,416	$2,240
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	125	4
		$2,541	$2,244
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	9,655	4,774
		$9,655	$4,774

Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	908	—
Interest rate contracts	Other long-term liabilities	1,148	3,712
		$2,056	$3,712

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	1,807	1,345
Interest rate contracts	Other long-term liabilities	9,400	—
		$11,207	$1,345

	March 29, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$12,196	$—	$12,196	$2,715	$—	$9,481
Derivative liabilities	$13,263	$—	$13,263	$2,715	$—	$10,548

	December 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,018	$—	$7,018	$1,345	$—	$5,673
Derivative liabilities	$5,057	$—	$5,057	$1,345	$—	$3,712

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(1,443)	$(805)
Unrealized loss recognized in OCI	(2,708)	(3)
Less: Loss (gain) reclassified from OCI to earnings	(1,480)	388
Net gain (loss) on derivatives	$(4,188)	$385
Gain (loss) in OCI at the end of the period	$(5,631)	$(420)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three months ended March 29, 2015, and March 30, 2014:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(3,255)	$480
Derivatives not designated as hedging instruments:
Gain recognized in "Other, net"	$7,515	$1,430

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

As of March 29, 2015, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $13.3 million and $51.3 million, respectively. As of December 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $26.6 million and $12.2 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of March 29, 2015, the Company held option contracts and forward contracts with an aggregate notional value of zero and $93.5 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from December 2014 to March 2015. The Company held option contracts and forward contracts with an aggregate notional value of zero and $122.5 million, respectively, as of December 28, 2014, to hedge balance sheet exposure.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of March 29, 2015 and December 28, 2014, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $45.5 million and $247.0 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur.

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

Note 12. INCOME TAXES

In the three months ended March 29, 2015 and March 30, 2014, the Company's income tax provision of $2.4 million and $13.6 million on a loss before income taxes and equity in earnings of unconsolidated investees of $28.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $54.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes.

Note 13. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, warrants associated with the CSO2015 and CSO2014, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2015	March 30, 2014
Basic net income per share:
Numerator
Net income (loss) attributable to stockholders	$(9,581)	$65,044
Denominator
Basic weighted-average common shares	132,033	122,196

Basic net income (loss) per share	$(0.07)	$0.53

Diluted net income per share:
Numerator
Net income (loss) attributable to stockholders	(9,581)	65,044
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	450
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	—	2,185
Net income (loss) available to common stockholders	(9,581)	67,679
Denominator
Basic weighted-average common shares	132,033	122,196
Effect of dilutive securities:
Stock options	—	108
Restricted stock units	—	6,202
Upfront Warrants (held by Total)	—	7,227
Warrants (under the CSO2015)	—	2,915
Warrants (under the CSO2014)	—	1,048
0.75% debentures due 2018	—	12,026
4.75% debentures due 2014	—	8,712
Dilutive weighted-average common shares	132,033	160,434

Dilutive net income (loss) per share	$(0.07)	$0.42

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. Holders of the Warrants under the CSO2015 and CSO2014, may acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. If the market price per share of the Company's common stock for the period exceeds the established strike price of the respective warrants, they will have a dilutive effect on its diluted net income per share using the treasury-stock method. In February 2014, the CSO2014 was settled, leaving none of the related Warrants outstanding (see Note 10).

Holders of the Company's 0.875% debentures due 2021, 0.75% debentures due 2018, and the 4.75% debentures due 2014 may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75%

debentures matured and were fully settled in both cash and shares of the Company's common stock during the quarter (see Note 10).

Holders of the Company's 4.50% debentures due 2015 could, under certain circumstances at their option and before maturity, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation. In March 2015, the 4.50% debentures due 2015 matured and were settled in cash (see Note 10).

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended
(In thousands)	March 29, 2015 [1]	March 30, 2014
Stock options	190	159
Restricted stock units	3,616	464
Upfront Warrants (held by Total)	9,532	—
Warrants (under the CSO2015)	11,096	—
0.75% debentures due 2018	12,026	—
0.875% debentures due 2021	8,203	n/a

1As a result of the net loss per share for the three months ended March 29, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Cost of Residential revenue	$922	$994
Cost of Commercial revenue	388	540
Cost of Power Plant revenue	1,256	2,022
Research and development	2,273	1,797
Sales, general and administrative	8,707	9,514
Total stock-based compensation expense	$13,546	$14,867

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Restricted stock units	14,504	14,876
Change in stock-based compensation capitalized in inventory	(958)	(9)
Total stock-based compensation expense	$13,546	$14,867

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

In the first quarter of fiscal 2015, in connection with a realignment of its internal organizational structure, the Company changed its segment reporting from its Americas, EMEA and APAC Segments to three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment (see Note 1). The Residential and Commercial Segments combined are referred to as Distributed Generation. Reclassifications of prior period segment information have been made to conform to the current period presentation. This change does not affect the Company's previously reported Consolidated Financial Statements.

The following tables present information by end-customer segment including revenue, gross margin, and depreciation and amortization, as well as revenue by geography, based on the destination of the shipments:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Revenue
Distributed Generation
Residential	155,324	164,718
Commercial	49,063	76,504
Power Plant	236,484	451,200
Total revenue	440,871	692,422
Cost of revenue
Distributed Generation
Residential	122,772	132,687
Commercial	46,880	64,463
Power Plant	180,401	332,283
Total cost of revenue	350,053	529,433
Gross margin
Distributed Generation
Residential	32,552	32,031
Commercial	2,183	12,041
Power Plant	56,083	118,917
Total gross margin	$90,818	$162,989

	Three Months Ended
Depreciation and amortization by segment (in thousands):	March 29, 2015	March 30, 2014
Distributed Generation
Residential	$10,172	$6,035
Commercial	$3,407	$2,803
Power Plant	$14,984	$16,533

The following tables present information by significant customers and categories:

		Three Months Ended
(As a percentage of total revenue)		March 29, 2015	March 30, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	33%	42%

	Three Months Ended
(As a percentage of total revenue)	March 29, 2015	March 30, 2014
Revenue by geography:
United States	67%	68%
Japan	16%	13%
Rest of World	17%	19%
	100%	100%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the three months ended March 29, 2015, and March 30, 2014 is as follows:

	Three Months Ended March 29, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$155,324	$49,063	$226,214	$35,278	22.7%	$3,025	6.2%	$49,858	22.0%
Utility and power plant projects	—	—	10,270	—		—		11,251
Stock-based compensation	—	—	—	(922)		(388)		(1,256)
Non-cash interest expense	—	—	—	(220)		(55)		(342)
Other	—	—	—	(1,584)		(399)		(3,428)
GAAP	$155,324	$49,063	$236,484	$32,552	21.0%	$2,183	4.4%	$56,083	23.7%

	Three Months Ended March 30, 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$164,718	$76,504	$442,491	$33,213	20.2%	$12,675	16.6%	$104,749	23.7%
Utility and power plant projects	—	—	8,709	—		—		16,608
Stock-based compensation	—	—	—	(994)		(540)		(2,022)
Non-cash interest expense	—	—	—	(188)		(94)		(418)
Other	—	—	—	—		—		—
GAAP	$164,718	$76,504	$451,200	$32,031	19.4%	$12,041	15.7%	$118,917	26.4%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Recent Developments

8point3 Energy Partners LP

On March 10, 2015, we and First Solar, Inc. ("First Solar" and, together with us, the "Sponsors"), entered into a master formation agreement (the “MFA”) providing for the formation of 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint YieldCo vehicle formed by the Sponsors, and 8point 3 Partners filed a registration statement on Form S-1 (the "S-1") with the SEC for an initial public offering (the "IPO") of Class A shares representing limited partner interests in 8point3 Energy Partners.

8point3 Energy Partners is a growth-oriented limited partnership expected to own, operate, and acquire solar energy generation projects from the Sponsors. The initial project portfolio is expected to include interests in 432 MW of various solar energy projects. The entity also has rights of first offer on interests in an additional 1,136 MW of solar energy projects that are currently contracted or are expected to be contracted before being sold by the Sponsors.

There is no assurance that the IPO will occur. Completion of the IPO is subject to, among other things, the substantially simultaneous closing of the MFA, market conditions, certain regulatory approvals and customary closing conditions as well as other conditions and substantial risks described in "Part II—Item 1A. Risk Factors—The proposed initial public offering of 8point3 Energy Partners LP may not occur on favorable terms or at all, and even if the proposed initial public offering is completed, we may not realize the expected benefits of our YieldCo strategy."

If the S-1 is declared effective and the IPO is consummated, we expect to contribute a portfolio of selected solar generation assets from our existing portfolio of assets (the “SPWR Contributed Assets”) to 8point3 Energy Partners.

After the proposed IPO, we do not expect to consolidate the operations of 8point3 Energy Partners and its related entities with ours. Instead, we expect to account for our investments in 8point3 Energy Partners and its related entities using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of their earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees."

If the IPO occurs, we expect that the Class A share price of 8point3 Energy Partners could be volatile and there is no assurance that the value of our ownership interests in 8point3 Energy Partners and its related entities will equal or be greater than the book value of SPWR Contributed Assets on our Consolidated Balance Sheet before the IPO, or that we will realize a return on our investment.

In light of the uncertainty regarding the proposed IPO, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations and excludes the impact of the potential IPO, and any forward-looking statements contained herein do not take into account the impact of the potential IPO.

Overview

We are a vertically integrated solar products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity.

Our products and services include Solar Power Components, Solar Power Systems, and Solutions and Services. Solar Power Components consist of solar panels, inverters, and balance of system components including mounting structures, charge controllers, grid interconnection equipment, and other devices. Solar Power Systems include our residential systems, commercial roof and ground mounted systems, and utility and power plant systems including utility-scale solar power system construction and development. Our Solutions and Services include O&M services, a residential leasing program, and "Smart Energy" solutions. We see Smart Energy as a way to harness our world’s energy potential by connecting the most powerful and reliable solar systems on the market with an increasingly vast array of actionable data that can help our customers make smarter decisions about their energy use. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. For more information about the Company's business, please refer to the section titled "Part I. Item 1. Business" in our annual report on Form 10-K for the fiscal year ended December 28, 2014.

Segments Overview

In the first quarter of fiscal 2015, in connection with a realignment of our internal organizational structure, we changed our segment reporting from our Americas, EMEA and APAC Segments to three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation. Historically, the Americas Segment included both North and South America, the EMEA Segment included European countries as well as the Middle East and Africa, and the APAC Segment included all Asia-Pacific countries.

Under the new segmentation, our Residential Segment refers to sales of solar energy solutions to residential end customers through a variety of means, including cash sales and long-term leases directly to end customers, sales to resellers, including our third-party global dealer network, and sales of our O&M services.  Our Commercial Segment refers to sales of solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key EPC services, sales to our third-party global dealer network, sales of energy under PPAs, and sales of our O&M services. Our Power Plant Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third-parties, sometimes on a multi-year, firm commitment basis.

Our President and Chief Executive Officer, as the CODM, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("dc").

Levelized Cost of Energy ("LCOE")

LCOE is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared when different scales of operation, investment or operating time periods exist. LCOE captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, consists of 53 weeks, including a 14-week fourth fiscal quarter, while fiscal year 2014 consists of 52 weeks. The first quarter of fiscal 2015 ended on March 29, 2015, while the first quarter of fiscal 2014 ended on March 30, 2014. Both the first quarter of fiscal 2015 and fiscal 2014 were 13-week quarters.

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

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in Tendril Networks, our acquisition of SolarBridge Technologies, and our exclusive agreement with Sunverge Energy. In the fourth quarter of fiscal

2014, we licensed a data-driven Energy Services Management ("ESM") Platform from Tendril Networks, Inc. to power the development of new Smart Energy applications designed to deliver personalized energy services to our customers. In the first quarter of fiscal 2015, we entered into a strategic partnership with EnerNOC, a leading provider of energy intelligence software, to deploy EnerNOC's Software as a Service ("SaaS") solution to our commercial and power plant customers so they can make intelligent energy choices by addressing how they buy energy, how they use energy and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also expect to make combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States and Australia in fiscal 2015 through an exclusive agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of March 29, 2015:

Project	Location	Size (MW)	Third-Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition[2]
Solar Star Projects	California, USA	748	MidAmerican Energy Holdings Company	Southern California Edison	2015
Prieska Solar Project[1]	South Africa	86	Mulilo Prieska PV (RF) Proprietary Limited	Eskom Holdings Soc LTD	2016

[1]	We have entered into an EPC agreement and a long-term fixed price O&M agreement with the owners of the Prieska Solar Project.

[2]	Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of March 29, 2015, an aggregate of approximately $234 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of March 29, 2015:

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

Results of Operations

Revenue

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Distributed Generation
Residential	155,324	164,718	(6)%
Commercial	49,063	76,504	(36)%
Power Plant	236,484	451,200	(48)%
Total revenue	$440,871	$692,422	(36)%

Total Revenue:  Our total revenue decreased 36% during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. A decline in sales of solar power systems and components to residential and commercial customers also contributed to the period-over-period decrease in total revenue.

Concentrations: Sales for the Power Plant Segment represented approximately 54% and 65% of total revenue recognized during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014, respectively. The decrease in percentage of revenue for the Power Plant Segment was primarily driven by the substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months ended March 29, 2015 and March 30, 2014.

		Three Months Ended
Revenue		March 29, 2015	March 30, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	33%	42%

Residential Revenue: Residential revenue decreased 6% during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to a decline in the sales of solar power components and systems to our residential customers, particularly in Japan, where the decline in currency exchange rate reduced demand for imported goods. The decrease in residential revenue was partially offset by an increase in the number of leases placed in service under our residential leasing program within the United States.

Commercial Revenue:  Commercial revenue decreased 36% during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to the completion of certain commercial solar power system projects across all geographies.

Power Plant Revenue: Power Plant revenue decreased 48% during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems located within the United States.

Cost of Revenue

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Distributed Generation
Residential	122,772	132,687	(7)%
Commercial	46,880	64,463	(27)%
Power Plant	180,401	332,283	(46)%
Total cost of revenue	$350,053	$529,433	(34)%
Total cost of revenue as a percentage of revenue	79%	76%
Total gross margin percentage	21%	24%

Total Cost of Revenue: Our total cost of revenue decreased 34% during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014, primarily as a result of the substantial completion at the end of fiscal 2014 of recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States.

Gross Margin

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	Change
Distributed Generation
Residential	21%	19%	2%
Commercial	4%	16%	(12)%
Power Plant	24%	26%	(2)%

Residential Gross Margin: Gross margin for our Residential Segment increased 2 percentage points during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 as a result of increased volume of sales with favorable margins for residential leases, solar power systems and components in the United States, partially offset by lower margins on solar power components resulting from declines in average selling prices in Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 12 percentage points during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 as a result of higher than expected costs on and change in scope of certain commercial EPC projects in the United States.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 2 percentage points during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily as a result of the substantial completion of large-scale solar power systems with favorable margins at the end of fiscal 2014 within the United States.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
R&D	$21,168	$16,746	26%
As a percentage of revenue	5%	2%

R&D expense increased $4.4 million, or 26%, in the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to a $4.1 million increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as consulting and outside services supporting programs related to our next generation solar technology. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
SG&A	$77,214	$73,928	4%
As a percentage of revenue	18%	11%

SG&A expense increased $3.3 million, or 4%, in the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily due to activities related to the formation of the joint YieldCo vehicle.

Restructuring Charges

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Restructuring charges	$3,581	$(461)	(877)%
As a percentage of revenue	1%	—%

Restructuring charges in the three months ended March 29, 2015 increased $4.0 million as compared to the three months ended March 30, 2014 primarily related to severance charges associated with our November 2014 restructuring plan. Remaining restructuring charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

See "Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Restructuring" for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Interest income	$556	$318	75%
Interest expense	(15,681)	(19,592)	(20)%
Other, net	(2,620)	1,369	(291)%
Other expense, net	$(17,745)	$(17,905)	(1)%
As a percentage of revenue	(4)%	(3)%

Other expense, net decreased $0.2 million, or 1%, in the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 primarily driven by a decrease in interest expense due to the maturity of the 4.75% debentures due 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Provision for income taxes	$(2,351)	$(13,620)	(83)%
As a percentage of revenue	(1)%	(2)%

In the three months ended March 29, 2015 and March 30, 2014, our income tax provision of $2.4 million and $13.6 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $28.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $54.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes. The decrease in income tax provision for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 is primarily due to the intra-period allocation of the forecasted annual tax provision.

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

We record a valuation allowance to reduce our United States and France deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of March 29, 2015, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Equity in earnings of unconsolidated investees	$2,191	$1,783	23%
As a percentage of revenue	—%	—%

In the three months ended March 29, 2015 and March 30, 2014, our equity in earnings of unconsolidated investees was a net gain of $2.2 million, and $1.8 million, respectively, primarily due to increased activities at our AUOSP joint venture.

Net Income

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Net income (loss)	$(29,050)	$43,034	(168)%

Net income decreased $72.1 million in the three months ended March 29, 2015 as compared to three months ended March 30, 2014. The decrease in net income was primarily driven by a $72.2 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014 and an $11.8 million increase in operating expenses due to increased headcount, activities related to the formation of the joint YieldCo vehicle and charges related to the November 2014 restructuring plan, but was partially offset by an $11.3 million decrease in income tax provision primarily due to the intra-period allocation of the forecasted annual tax provision.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$19,469	$22,010	(12)%

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

In the three months ended March 29, 2015 and March 30, 2014, we attributed $19.5 million and $22.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $2.5 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily due to the lower fair market value of leases placed in service.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 29, 2015	March 30, 2014
Net cash provided by (used in) operating activities	$(113,408)	$50,472
Net cash used in investing activities	$(63,321)	$(31,095)
Net cash used in financing activities	$(172,406)	$(26,960)

Operating Activities

Net cash used in operating activities in the three months ended March 29, 2015 was $113.4 million and was primarily the result of: (i) a net loss of $29.1 million; (ii) $108.1 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iii) $93.2 million increase in project assets primarily related to our Quinto Solar Energy Project; (iv) $51.8 million decrease in accounts payable and other accrued liabilities; (v) $29.2 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) $25.1 million increase in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects; (vii) $10.1 million decrease in customer advances; (viii) $5.1 million net change in deferred income taxes and other liabilities; and (ix) $2.2 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) $141.0 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (ii) $32.7 million decrease in accounts receivable; (iii) other net non-cash charges of $47.1 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) $13.9 million decrease in advance to suppliers; and (v) $5.6 million increase in billings in excess of costs and estimated earnings driven by increase related to the Solar Star Projects.

Net cash provided by operating activities in the three months ended March 30, 2014 was $50.5 million and was primarily the result of: (i) a net income of $43.0 million; (ii) a $93.6 million decrease in accounts receivable; (iii) a $26.5 million decrease in inventory and project assets for construction of solar power systems for Commercial and Power Plant projects in North America; and (iv) other net non-cash charges of $61.6 million primarily related to depreciation, non-cash interest charges, and stock based compensation. This was partially offset by a $117.0 million decrease in billings in excess of costs and estimated earnings and a $57.3 million net increase in other assets, net of other liabilities.

Investing Activities

Net cash used in investing activities in the three months ended March 29, 2015 was $63.3 million, which included: (i) $44.0 million related to capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) an $18.8 million increase in restricted cash; and (iii) $0.5 million increase in intangibles.

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

Financing Activities

Net cash used in financing activities in the three months ended March 29, 2015 was $172.4 million, which included: (i) $249.6 million in net payment to settle the 4.50% debentures due 2015 and the 4.50% Bond Hedge (defined below); (ii) $38.7 million in purchases of stock for tax withholding obligations on vested restricted stock; (iii) $9.9 million of net repayments of residential lease financing and sale-leaseback financing; and (iv) $7.9 million in repayments of bank loans, project loans and other debt. This was partially offset by: (i) $90.0 million in proceeds from issuance of project loans; and (ii) $43.6 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program.

Net cash used in financing activities in the three months ended March 30, 2014 was $27.0 million, which included: (i) $43.5 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $40.7 million assumption of project by customers; (iii) a $12.2 million net payment to settle the 4.75% Bond Hedge and 4.75% Warrants; and (iv) $8.0 million of repayments of residential lease and sale-leaseback financing. This was partially offset by: (i) $39.1 million of proceeds from issuance of non-recourse debt financing; (ii) $30.6 million in contributions from noncontrolling interests; and (iii) $17 million in proceeds from sale-leaseback financing arrangements.

Debt and Credit Sources

Convertible Debentures

As of March 29, 2015, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of March 29, 2015, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

For more information, please see "Part I. Item 1A. Risk Factors-Risks Related to our Debt and Equity Securities-Conversion of our outstanding 0.75% debentures, 0.875% debentures, our warrants related to our outstanding 4.50% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our annual report on Form 10-K for the fiscal year ended December 28, 2014.

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

As of March 29, 2015, we had $40.0 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of March 29, 2015, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of March 29, 2015, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions ("the revolving credit facility"), under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. The revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired (collectively, the "Restructuring").

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

As of March 29, 2015, we had no outstanding borrowings under the revolving credit facility.

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

As of March 29, 2015, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $559.2 million.

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

As of March 29, 2015 letters of credit issued under the Deutsche Bank Trust facility amounted to $19.1 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

As of March 29, 2015 we had outstanding borrowings of $128.8 million under the Quinto Credit Facility.

Liquidity

As of March 29, 2015, we had unrestricted cash and cash equivalents of $601.6 million as compared to $956.2 million as of December 28, 2014. Our cash balances are held in numerous locations throughout the world and as of March 29, 2015, we had approximately $189.6 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed AUP SunPower Sdn. Bhd. ("AUOSP"), our joint venture with AU Optronics Singapore Pte. Ltd. ("AUO"). Under the terms of the joint venture agreement, we and AUO each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture through 2015 amounting to $169.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, or either shareholder requests additional equity financing to AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate. See also "Part I. Item 1A. Risk Factors—Risks Related to Our Operations—If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of March 29, 2015, letters of credit issued under the Deutsche Bank Trust facility amounted to $19.1 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Leasing"). As of March 29, 2015, we received $246.6 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, we entered into two long-term non-recourse loans to finance solar power systems and leases under our residential lease program. The loans have a 17-year term. As of March 29, 2015, the short-term and long-term balances of the loans were $1.5 million and $79.1 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. For example, we have $250 million available to us under our revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors" in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

As of March 29, 2015, we have $250.0 million available to us under our revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of March 29, 2015:

		Payments Due by Fiscal Period
(In thousands)	Total	2015 (remaining nine months)	2016-2017	2018-2019	Beyond 2019
Convertible debt, including interest[1]	$728,784	$4,392	$11,500	$307,944	$404,948
IFC mortgage loan, including interest[2]	41,549	8,082	30,964	2,503	—
CEDA loan, including interest[3]	70,801	1,913	5,100	5,100	58,688
Quinto credit facility, including interest	150,956	3,450	18,784	13,654	115,068
Other debt, including interest[4]	177,776	6,578	17,337	18,344	135,517
Future financing commitments[5]	171,890	171,890	—	—	—
Operating lease commitments[6]	145,858	13,381	29,499	26,477	76,501
Sale-leaseback financing[7]	99,381	6,358	13,977	13,184	65,862
Capital lease commitments[8]	6,416	944	2,081	1,477	1,914
Non-cancellable purchase orders[9]	203,191	203,191	—	—	—
Purchase commitments under agreements[10]	1,627,869	443,424	661,722	357,876	164,847
Total	$3,424,471	$863,603	$790,964	$746,559	$1,023,345

[1]
Convertible debt, including interest, relates to the aggregate of $700.1 million in outstanding principal amount of our senior convertible debentures on March 29, 2015. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $40.0 million borrowed as of March 29, 2015. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. We did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. As of March 29, 2015, we have recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.4 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2015, within the cure period specified in the contracts.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions. Therefore, short-term liabilities associated with uncertain tax positions of $8.0 million included in "Accrued liabilities" and long-term liabilities associated with uncertain tax positions of $23.1 million included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as of March 29, 2015 have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of March 29, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 8% and 18% of our total revenue in the three months ended March 29, 2015 and March 30, 2014, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $3.5 million and $12.6 million in the three months ended March 29, 2015 and March 30, 2014, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 29, 2015, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $13.3 million and $144.8 million, respectively. As of December 28, 2014, we held option and forward contracts totaling $26.6 million and $134.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of March 29, 2015 and December 28, 2014, advances to suppliers totaled $395.8 million and $409.7 million, respectively. Two suppliers accounted for 83% and 17% of total advances to suppliers as of March 29, 2015, and 82% and 17% as of December 28, 2014.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of March 29, 2015, the outstanding principal balance of our variable interest borrowings was $40.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $170.0 million in money market funds as of March 29, 2015 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of March 29, 2015 and December 28, 2014, investments of $213.1 million and $210.9 million, respectively, are accounted for using the equity method, and $32.3 million and $32.3 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. See also "Risks Related to Our Operations—We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability" and "Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity" in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The aggregate estimated fair value of our outstanding convertible debentures was $822.0 million as of March 29, 2015. The aggregate estimated fair value of our outstanding convertible debentures was $1,019.4 million as of December 28, 2014. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $904.2 million and $1,121.4 million as of March 29, 2015 and December 28, 2014, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $739.8 million and $917.5 million as of March 29, 2015 and December 28, 2014, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2015 at a reasonable assurance level.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
The disclosure under "Note 8. Commitments and Contingencies—Legal Matters" in "Notes to Condensed Consolidated Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results, as could the following:

The proposed initial public offering of 8point3 Energy Partners LP may not occur on favorable terms or at all, and even if the proposed initial public offering is completed, we may not realize the expected benefits of our Yieldco strategy.

On March 10, 2015, we and First Solar, Inc. (“First Solar” and, together with us, the “Sponsors”), entered into a master formation agreement (the “MFA”) providing for the formation of 8point3 Energy Partners LP (“8point3 Energy Partners”), a joint YieldCo vehicle formed by the Sponsors, and 8point3 Energy Partners filed a registration statement on Form S-1 (the “S-1”) with the SEC for an initial public offering (the “IPO”) of Class A shares representing limited partner interests in 8point3 Energy Partners. The MFA contemplates that if the S-1 is declared effective by the SEC and the IPO is consummated, we will at that time contribute a portfolio of selected solar generation assets and associated entities (the “SPWR Contributed Assets,” and, together with the portfolio of solar generation assets and associated entities First Solar expects to contribute, the “Project Entities”) to 8point3 Energy Partners.

There is no assurance that we and First Solar will consummate the transactions, including the IPO, contemplated by the MFA, which are subject to certain regulatory approvals and customary closing conditions, including (i) approval by the Federal Energy Regulatory Commission, (ii) the substantially simultaneous closing of the IPO on terms reasonably acceptable to each of the Sponsors, (iii) 8point3 Energy Partners having obtained a revolving credit and term loan facilities with terms reasonably acceptable to each of the Sponsors, (iv) consummation of the sale by First Solar of approximately 51% of its interests in certain of the assets and associated entities First Solar expects to contribute to 8point3 Energy Partners, (v) the terms of any material contract related to any of the Project Entities of one Sponsor that is entered into or amended before the closing being reasonably acceptable to the other Sponsor and (vi) consents and other customary closing conditions.

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

Even if the proposed IPO is completed, we may be unable to realize the full strategic and financial benefits we expect from the proposed YieldCo, on a timely basis or at all. Upon completion of the IPO, we expect to contribute a portfolio of selected solar generation assets from our existing portfolio of assets (the “SPWR Contributed Assets”) to 8point3 Energy Partners. After the IPO, the operations of 8point3 Energy Partners and its related entities will not be consolidated with ours. Instead, we will account for our investments in 8point3 Energy Partners and its related entities using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of their earnings is recorded in the Consolidated Statement of Operations under the caption "Equity in earnings (loss) of unconsolidated investees." We expect that the Class A share price of 8point3 Energy Partners could be volatile and there is no assurance that the value of our ownership interests in 8point3 Energy Partners and its related entities will equal or be greater than the book value of the SPWR Contributed Assets on our Consolidated Balance Sheet before the IPO, or that we will realize a return on our investment. Accordingly, we may never recover the value of the SPWR Contributed Assets, and we may realize less of a return on such contribution than if we had retained or operated these assets.

We believe that the viability of the YieldCo strategy will depend, among other things, on our ability to continue to develop revenue-generating solar assets and to productively manage our relationship with our joint venture partner, which are subject to the same project-level, joint venture relationship, business and industry risks described herein, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 under the caption “Risk Factors,” and in our other filings with the SEC. If we are unable to complete the proposed IPO or if we are unable to achieve the strategic and financial benefits expected to result from the proposed IPO, our business, financial condition and results of operations could be materially adversely affected.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 29, 2014 through January 25, 2015	3,066	$24.54	—	—
January 26, 2015 through February 22, 2015	21,202	$28.08	—	—
February 23, 2015 through March 29, 2015	1,164,799	$32.62	—	—
	1,189,067	$32.52	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBITS
Exhibit Number	Description
2.1
Master Formation Agreement, dated as of March 10, 2015, by and between First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015).

10.1*	SunPower Corporation Executive Semi-Annual Incentive Bonus Plan.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: April 30, 2015	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
2.1
Master Formation Agreement, dated as of March 10, 2015, by and between First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015).

10.1*	SunPower Corporation Executive Semi-Annual Incentive Bonus Plan.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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