Form 10-Q
period 2015-06-28
SUNPOWER CORP
filed 2015-07-29
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

The total number of outstanding shares of the registrant’s common stock as of July 24, 2015 was 136,404,821.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 28, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$623,043	$956,175
Restricted cash and cash equivalents, current portion	26,033	18,541
Accounts receivable, net[1]	433,627	504,316
Costs and estimated earnings in excess of billings[1]	48,449	187,087
Inventories	310,432	208,573
Advances to suppliers, current portion	96,277	98,129
Project assets - plants and land, current portion	379,900	101,181
Prepaid expenses and other current assets[1]	254,352	328,845
Total current assets	2,172,113	2,402,847

Restricted cash and cash equivalents, net of current portion	45,436	24,520
Restricted long-term marketable securities	6,905	7,158
Property, plant and equipment, net	643,912	585,344
Solar power systems leased and to be leased, net	458,708	390,913
Project assets - plants and land, net of current portion	42,741	15,475
Advances to suppliers, net of current portion	288,285	311,528
Long-term financing receivables, net	261,076	269,587
Goodwill and other intangible assets, net	37,387	37,981
Other long-term assets[1]	391,960	300,229
Total assets	$4,348,523	$4,345,582

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$427,412	$419,919
Accrued liabilities[1]	550,956	331,034
Billings in excess of costs and estimated earnings	92,770	83,440
Short-term debt	12,160	18,105
Convertible debt, current portion	—	245,325
Customer advances, current portion[1]	30,662	31,788
Total current liabilities	1,113,960	1,129,611

Long-term debt	225,338	214,181
Convertible debt, net of current portion[1]	693,938	692,955
Customer advances, net of current portion[1]	137,539	148,896
Other long-term liabilities[1]	535,438	555,344
Total liabilities	2,706,213	2,740,987
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	31,515	28,566
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both June 28, 2015 and December 28, 2014	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 144,783,659 shares issued, and 136,395,049 shares outstanding as of June 28, 2015; 367,500,000 shares authorized; 138,616,252 shares issued, and 131,466,777 shares outstanding as of December 28, 2014;	136	131
Additional paid-in capital	2,263,260	2,219,581
Accumulated deficit	(563,670)	(560,598)
Accumulated other comprehensive loss	(13,951)	(13,455)
Treasury stock, at cost; 8,388,610 shares of common stock as of June 28, 2015; 7,149,475 shares of common stock as of December 28, 2014	(151,811)	(111,485)
Total stockholders' equity	1,533,964	1,534,174
Noncontrolling interests in subsidiaries	76,831	41,855
Total equity	1,610,795	1,576,029
Total liabilities and equity	$4,348,523	$4,345,582

[1]
The Company has related-party balances for transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued Liabilities," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 3, Note 7, Note 10, Note 11, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Revenue	$381,020	$507,871	$821,891	$1,200,293
Cost of revenue	310,139	413,726	660,192	943,159
Gross margin	70,881	94,145	161,699	257,134
Operating expenses:
Research and development	20,560	16,581	41,728	33,327
Sales, general and administrative	81,520	71,499	158,734	145,427
Restructuring charges	1,749	(717)	5,330	(1,178)
Total operating expenses	103,829	87,363	205,792	177,576
Operating income (loss)	(32,948)	6,782	(44,093)	79,558
Other income (expense), net:
Interest income	494	668	1,050	986
Interest expense	(8,517)	(16,310)	(24,198)	(35,902)
Other, net	14,982	(76)	12,362	1,293
Other income (expense), net	6,959	(15,718)	(10,786)	(33,623)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(25,989)	(8,936)	(54,879)	45,935
Benefit from (provision for) income taxes	659	8,168	(1,692)	(5,452)
Equity in earnings of unconsolidated investees	1,864	1,936	4,055	3,719
Net income (loss)	(23,466)	1,168	(52,516)	44,202
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	29,975	12,934	49,444	34,944
Net income (loss) attributable to stockholders	$6,509	$14,102	$(3,072)	$79,146

Net income (loss) per share attributable to stockholders:
Basic	$0.05	$0.11	$(0.02)	$0.63
Diluted	$0.04	$0.09	$(0.02)	$0.52
Weighted-average shares:
Basic	134,376	129,747	133,205	125,972
Diluted	156,995	156,333	133,205	154,886

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income (loss)	$(23,466)	$1,168	$(52,516)	$44,202
Components of comprehensive income (loss):
Translation adjustment	242	68	(1,761)	342
Net unrealized gain (loss) on derivatives (Note 12)	4,996	(28)	808	357
Income taxes	346	31	457	(79)
Net change in accumulated other comprehensive gain (loss)	5,584	71	(496)	620
Total comprehensive income (loss)	(17,882)	1,239	(53,012)	44,822
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	29,975	12,934	49,444	34,944
Comprehensive income (loss) attributable to stockholders	$12,093	$14,173	$(3,568)	$79,766

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029
Net income (loss)	1,029	—	—	—	—	—	(3,072)	(3,072)	(50,473)	(53,545)
Other comprehensive income (loss)	—	—	—	—	—	(496)	—	(496)	—	(496)
Issuance of common stock upon exercise of options	—	24	—	177	—	—	—	177	—	177
Issuance of restricted stock to employees, net of cancellations	—	3,136	2	(2)	—	—	—	—	—	—
Settlement of the 4.5% Warrants	—	3,008	3	(577)	—	—	—	(574)	—	(574)
Stock-based compensation expense	—	—	—	29,389	—	—	—	29,389	—	29,389
Tax benefit from convertible debt interest deduction	—	—	—	7,965	—	—	—	7,965	—	7,965
Tax benefit from stock-based compensation	—	—	—	6,727	—	—	—	6,727	—	6,727
Contributions from noncontrolling interests	3,045	—	—	—	—	—	—	—	88,891	88,891
Distributions to noncontrolling interests	(1,125)	—	—	—	—	—	—	—	(3,442)	(3,442)
Purchases of treasury stock		(1,239)	—	—	(40,326)	—	—	(40,326)	—	(40,326)
Balances at June 28, 2015	$31,515	136,395	$136	$2,263,260	$(151,811)	$(13,951)	$(563,670)	$1,533,964	$76,831	$1,610,795

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income (loss)	$(52,516)	$44,202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,005	49,397
Stock-based compensation	27,586	28,215
Non-cash interest expense	5,251	10,492
Equity in earnings of unconsolidated investees	(4,055)	(3,719)
Excess tax benefit from stock-based compensation	(6,727)	—
Deferred income taxes and other tax liabilities	(5,812)	3,434
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	(27,915)	—
Other, net	1,377	2,214
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	65,202	10,091
Costs and estimated earnings in excess of billings	138,638	(76)
Inventories	(130,726)	1,976
Project assets	(311,774)	(1,668)
Prepaid expenses and other assets	29,425	(59,364)
Long-term financing receivables, net	(69,258)	(54,846)
Advances to suppliers	25,094	(12,481)
Accounts payable and other accrued liabilities	(66,084)	(32,213)
Billings in excess of costs and estimated earnings	9,330	(59,580)
Customer advances	(12,482)	(7,645)
Net cash used in operating activities	(325,441)	(81,571)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(28,407)	(9,347)
Purchases of property, plant and equipment	(68,778)	(20,318)
Cash paid for solar power systems, leased and to be leased	(41,832)	(24,937)
Cash paid for solar power systems	(10,007)	—
Proceeds from sales or maturities of marketable securities	—	1,380
Proceeds from 8point3 Energy Partners LP attributable to real estate projects and residential lease portfolio	341,174	—
Purchases of marketable securities	—	(30)
Cash paid for acquisitions, net of cash acquired	—	(5,894)
Cash paid for investments in unconsolidated investees	(7,092)	(5,013)
Cash paid for intangibles	(526)	—
Net cash provided by (used in) investing activities	184,532	(64,159)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	395,275
Cash paid for repurchase of convertible debt	(324,273)	(42,102)
Proceeds from settlement of 4.75% Bond Hedge	—	68,842
Payments to settle 4.75% Warrants	—	(81,077)
Proceeds from settlement of 4.50% Bond Hedge	74,628	110
Payments to settle 4.50% Warrants	(574)	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	54,830	73,414
Repayment of non-recourse debt financing	(827)	—
Proceeds from issuance of project loans, net of issuance costs	190,491	—
Assumption of project loan by customer	—	(40,672)
Repayment of bank loans, project loans and other debt	(240,160)	(8,568)
Repayment of residential lease financing	(39,975)	(15,686)
Proceeds from sale-leaseback financing	17,219	16,685
Repayment of sale-leaseback financing	(2,237)	(779)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	29,300	—
Contributions from noncontrolling interests and redeemable noncontrolling interests	91,936	52,778
Distributions to noncontrolling interests and redeemable noncontrolling interests	(4,567)	(1,636)
Proceeds from exercise of stock options	178	630
Excess tax benefit from stock-based compensation	6,727	—
Purchases of stock for tax withholding obligations on vested restricted stock	(40,326)	(52,804)
Net cash provided by (used in) financing activities	(187,630)	364,410
Effect of exchange rate changes on cash and cash equivalents	(4,593)	(333)
Net increase (decrease) in cash and cash equivalents	(333,132)	218,347
Cash and cash equivalents, beginning of period	956,175	762,511
Cash and cash equivalents, end of period	$623,043	$980,858

Non-cash transactions:
Assignment of residential lease receivables to a third-party financial institution	$1,689	$4,256
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$30,428	$13,903
Costs of solar power systems, leased and to be leased, funded by liabilities	$3,971	$1,867
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$6,076	$15,269
Property, plant and equipment acquisitions funded by liabilities	$37,017	$9,326
Issuance of common stock upon conversion of convertible debt	$—	$188,263
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$68,273	$—

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

Under the new segmentation, the Company’s Residential Segment refers to sales of solar energy solutions to residential end customers through a variety of means, including cash sales and long-term leases directly to end customers, sales to resellers, including the Company's third-party global dealer network, and sales of the Company's operations and maintenance (“O&M”) services.  The Company’s Commercial Segment refers to sales of solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to the Company's third-party global dealer network, sales of energy under power purchase agreements ("PPAs"), and sales of the Company's O&M services. The Power Plant Segment refers to the Company's large-scale solar products and systems business, which includes power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third parties, sometimes on a multi-year, firm commitment basis.

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

Basis of Presentation and Preparation

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and include the accounts of the Company, all of its subsidiaries and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that the Company establishes in connection with certain project financing arrangements for customers are not designed to be available to service the general liabilities and obligations of the Company.

Reclassifications

Certain prior period balances, including prior period segment information, have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, is a 53-week fiscal year and includes a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. The second quarter of fiscal 2015 ended on June 28, 2015, while the second quarter of fiscal 2014 ended on June 29, 2014. The second quarters of fiscal 2015 and fiscal 2014 were both 13-week quarters.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued an update to the standards to simplify the measurement of inventory.  The updated standard more closely aligns the measurement of inventory with that of International Financial Reporting Standards (“IFRS”) and amends the measurement standard from lower of cost or market to lower of cost or net realizable value.  The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires a prospective approach to adoption.  Early adoption is permitted.  The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In April 2015, the FASB issued an update to the standards to provide a practical expedient for the measurement date of defined benefit obligation and plan assets for reporting entities with fiscal year-ends that do not coincide with a month-end. The updated standard allows such entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year and to all plans, if an entity has more than one plan. The new practical expedient guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a prospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In April 2015, the FASB issued an update to the standards for the presentation of debt issuance costs to reduce complexity in accounting standards and to align with IFRS. The updated standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. U.S. generally accepted accounting principles previously required debt issuance costs to be reflected as an asset on the Company's balance sheet. The new debt issuance cost guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a retrospective approach to adoption. The Company elected early adoption of the updated accounting standard, effective in the first quarter of fiscal 2015, resulting in a one-time reclassification of $11.6M of debt issuance costs from "Other long-term assets" to "Long-term debt" and "Convertible debt, net of current portion" in the Consolidated Balance Sheets as of December 28, 2014.

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

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company is evaluating the available methods and the potential impact of this standard on its consolidated financial statements and disclosures.

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

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (collectively the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

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

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of June 28, 2015, the Company had $0.6 million of "Costs and estimated earnings in excess of billings" and $1.4 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
EPC, O&M, and components revenue under joint projects	$100	$32,612	$299	$35,501
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(395)	$(293)	$(817)	$(553)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$2,272	$2,601	$4,998	$5,346
Fees incurred under the Compensation and Funding Agreement	$—	$—	$—	$1,200
Interest expense incurred on the 0.75% debentures due 2018	$125	$453	$500	$828
Interest expense incurred on the 0.875% debentures due 2021	$547	$115	$1,227	$115

Note 3. 8POINT3 ENERGY PARTNERS LP

In June 2015, 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint YieldCo vehicle formed by the Company and First Solar, Inc. ("First Solar" and, together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, completed an initial public offering (“IPO”) of Class A shares representing limited partner interests in 8point3 Energy Partners. The IPO was consummated on June 24, 2015 (the “IPO Closing Date”) whereupon the Class A shares were listed on the NASDAQ Global Select Market under the trading symbol “CAFD.”

Immediately after the IPO, the Company contributed a portfolio of 170 MW of its solar generation assets (the “SPWR Projects”) to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partners' primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional 513 MW of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company (the “ROFO Projects”). In connection with the IPO, the Company also entered into operations and maintenance, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

The Company accounts for its investments in the 8point3 Group using the equity method, whereby the book value of the Company’s investments is recorded as a non-current asset and the Company’s portion of the 8point3 Group’s earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees." Refer to Note 10 for further discussion of the Company’s equity method investments in the 8point3 Group.

The Company’s agreements with the 8point3 Group include substantive, non-standard guarantees of minimum cash flows in respect of each project among the SPWR Projects that had not yet reached its commercial operations date (“COD”) before the IPO Closing Date. The Company’s guarantees relating to each such project expire when the project reaches COD. The Company therefore determined that the risks and rewards of ownership in these projects are not transferred until COD and, accordingly, the Company continues to record the projects on its Consolidated Balance Sheet until that time. Projects that had not reached COD by June 28, 2015 totaled 131 MW of the SPWR Projects and the Company recorded $302 million of IPO proceeds attributable to those projects as a current liability within “Accrued liabilities” in the Consolidated Balance Sheets.

The projects discussed in the previous paragraph, which had not reached COD by June 28, 2015, are projects that include the sale or lease of real estate. Accordingly, each of these projects will be evaluated under relevant guidance for real estate transactions after COD and the concomitant expiration of the Company’s non-standard guarantees (and associated risks of ownership) in respect of the project. The Company determined that the subordination of certain of its OpCo units until such time that the 8point3 Group achieves certain cash distribution targets in respect of the OpCo common and subordinated units (the “subordination period”) constituted a form of support to the operations of the SPWR Projects that also survived the sale of the projects. Accordingly, the Company will defer recognition of any profit on the sale of any such project until unconditional cash proceeds from the sale exceed the Company’s total costs incurred in connection with the project. The Company has reflected the $302 million of IPO cash proceeds attributable to these assets as an investing cash inflow in the Consolidated Statement of Cash Flows.

The balance of the SPWR Projects was composed of a portfolio of residential leases (the “residential lease portfolio”) which included both sales-type and operating leases. The Company evaluated the sale of the residential lease portfolio, excluding the portion related to operating leases and unguaranteed residual values accounted for under lease guidance in the following paragraph, under relevant accounting guidance for consolidations and determined that this portion of the residential lease portfolio met the definition of a business and that deconsolidation criteria were met. The Company received cash proceeds of $39 million and equity proceeds of $68 million attributable to the sale of this portion of the residential lease portfolio and recorded a resulting $28 million gain upon deconsolidation, reflected in “Other, net” in the Consolidated Statements of Operations. The equity proceeds were valued using the income approach which utilized a discounted cash flow model based on forecasted cash flows, indexed to 8point3 Energy Partners' IPO price of $21 per Class A share. The Company has reflected the $39 million of IPO cash proceeds attributable to this portion of the residential lease portfolio as an investing cash inflow in the Consolidated Statement of Cash Flows.

The Company evaluated the sale of the portion of the residential lease portfolio that was composed of operating leases and unguaranteed sales-type lease residual values under relevant guidance for leasing transactions and determined that the Company retained significant risks of ownership as defined in such guidance due, in part, to the subordination of certain of the Company’s OpCo units during the subordination period. Accordingly, the Company accounted for the sale of the operating leases and the unguaranteed sales-type lease residual values as a borrowing and reflected the $29 million of IPO cash proceeds attributable to this portion of the residential lease portfolio as a financing cash inflow in the Consolidated Statement of Cash Flows and as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of both June 28, 2015 and December 28, 2014, the Company had goodwill with a carrying amount of $21.2 million, $20.8 million of which was allocated to the Residential Segment and $0.4 million of which was allocated to the Power Plant Segment. No goodwill impairment was recorded during the three and six months ended June 28, 2015 or June 29, 2014.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of June 28, 2015
Patents and purchased technology	$13,675	$(1,584)	$12,091
Purchased in-process research and development	3,700	—	3,700
Other	500	(125)	375
	$17,875	$(1,709)	$16,166
As of December 28, 2014
Patents and purchased technology	$13,675	$(615)	$13,060
Purchased in-process research and development	3,700	—	3,700
	$17,375	$(615)	$16,760

Amortization expense for intangible assets totaled $0.6 million and $1.1 million for the three and six months ended June 28, 2015, respectively. No amortization expense was incurred during the three and six months ended June 29, 2014.

As of June 28, 2015, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2015 (remaining six months)	$1,269
2016	2,114
2017	1,989
2018	1,989
2019	1,989
Thereafter	3,116
$12,466

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	June 28, 2015	December 28, 2014
Accounts receivable, net:
Accounts receivable, gross[1,2]	$453,853	$523,613
Less: allowance for doubtful accounts	(18,432)	(18,152)
Less: allowance for sales returns	(1,794)	(1,145)
	$433,627	$504,316

[1]	Includes short-term financing receivables associated with solar power systems leased of $9.4 million and $9.1 million as of June 28, 2015 and December 28, 2014, respectively (see Note 6).

[2]
Includes short-term retainage of $243.8 million and $213.0 million as of June 28, 2015 and December 28, 2014, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	June 28, 2015	December 28, 2014
Inventories:
Raw materials	$85,512	$46,848
Work-in-process	116,364	67,903
Finished goods	108,556	93,822
	$310,432	$208,573

	As of
(In thousands)	June 28, 2015	December 28, 2014
Prepaid expenses and other current assets:
Deferred project costs	$55,213	$64,784
Bond hedge derivative	—	51,951
VAT receivables, current portion	8,607	7,554
Deferred costs for solar power systems to be leased	29,852	22,537
Derivative financial instruments	1,907	7,018
Prepaid inventory	5,085	—
Other receivables	74,370	79,927
Other prepaid expenses	64,053	47,448
Other current assets	15,265	47,626
	$254,352	$328,845

	As of
(In thousands)	June 28, 2015	December 28, 2014
Project assets - plants and land:
Project assets — plants	$410,581	$104,328
Project assets — land	12,060	12,328
	$422,641	$116,656
Project assets — plants and land, current portion	$379,900	$101,181
Project assets — plants and land, net of current portion	$42,741	$15,475

	As of
(In thousands)	June 28, 2015	December 28, 2014
Property, plant and equipment, net:
Manufacturing equipment[3]	$565,813	$554,124
Land and buildings	26,138	26,138
Leasehold improvements	241,764	236,867
Solar power systems[4]	140,678	124,848
Computer equipment	94,486	88,257
Furniture and fixtures	9,892	9,436
Construction-in-process	137,359	75,570
	1,216,130	1,115,240
Less: accumulated depreciation	(572,218)	(529,896)
	$643,912	$585,344

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $100.1 million and $111.9 million as of June 28, 2015 and December 28, 2014, respectively.

[4]
Includes $110.4 million and $94.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of June 28, 2015 and December 28, 2014, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 6).

	As of
(In thousands)	June 28, 2015	December 28, 2014
Property, plant and equipment, net by geography[5]:
Philippines	$382,485	$335,643
United States	196,017	183,631
Mexico	39,511	40,251
Europe	23,258	24,748
Other	2,641	1,071
	$643,912	$585,344

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	June 28, 2015	December 28, 2014
Other long-term assets:
Equity method investments	$283,225	$210,898
Cost method investments	36,378	32,308
Derivative financial instruments	848	—
Other	71,509	57,023
	$391,960	$300,229

	As of
(In thousands)	June 28, 2015	December 28, 2014
Accrued liabilities:
Bond hedge derivatives	$—	$51,951
Employee compensation and employee benefits	41,923	47,667
Deferred revenue	22,835	33,412
Short-term residential lease financing	—	1,489
Interest payable	5,038	10,575
Short-term warranty reserves	12,184	13,278
Restructuring reserve	4,278	13,477
VAT payables	7,797	6,073
Derivative financial instruments	4,443	1,345
Inventory payable	5,084	—
Short-term residential lease financing with 8point3 Energy Partners	4,220	—
Proceeds from 8point3 Energy Partners IPO attributable to pre-COD projects	301,746	—
Other	141,408	151,767
	$550,956	$331,034

	As of
(In thousands)	June 28, 2015	December 28, 2014
Other long-term liabilities:
Deferred revenue	$180,176	$176,804
Long-term warranty reserves	144,347	141,370
Long-term sale-leaseback financing	127,925	111,904
Long-term residential lease financing	—	27,122
Long-term residential lease financing with 8point3 Energy Partners	25,149	—
Unrecognized tax benefits	20,128	31,764
Long-term pension liability	11,571	9,980
Derivative financial instruments	470	3,712
Other	25,672	52,688
	$535,438	$555,344

	As of
(In thousands)	June 28, 2015	December 28, 2014
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(10,473)	$(8,712)
Net unrealized loss on derivatives	(635)	(1,443)
Net loss on long-term pension liability adjustment	(2,878)	(2,878)
Deferred taxes	35	(422)
	$(13,951)	$(13,455)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014:

	As of
(In thousands)	June 28, 2015	December 28, 2014
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$470,532	$396,704
Solar power systems to be leased	23,994	21,202
	494,526	417,906
Less: accumulated depreciation	(35,818)	(26,993)
	$458,708	$390,913

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of June 28, 2015 and December 28, 2014, the Company had pledged solar assets with an aggregate book value of zero and $140.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of June 28, 2015:

(In thousands)	Fiscal 2015 (remaining six months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$9,252	17,068	17,112	17,162	17,213	248,240	$326,047

[1]	Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of June 28, 2015 and December 28, 2014, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	June 28, 2015	December 28, 2014
Financing receivables:
Minimum lease payments receivable[1]	$283,936	$319,244
Unguaranteed residual value	42,248	34,343
Unearned income	(55,719)	(74,859)
Net financing receivables	$270,465	$278,728
Current	$9,389	$9,141
Long-term	$261,076	$269,587

[1]	Net of allowance for doubtful accounts.

As of June 28, 2015, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2015 (remaining six months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$7,240	13,803	13,924	14,052	14,184	220,733	$283,936

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain arrangements the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the term of the arrangement as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. The Company uses this approach to account for both operating and sales-type leases with its residential lease customers in the consolidated financial statements. These arrangements were terminated during the six months ended June 28, 2015. As of June 28, 2015, and December 28, 2014, the remaining liability to third-party investors under these arrangements presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was zero and $28.6 million, respectively (see Note 5).

The Company has entered into multiple financing facilities with third-party investors under which the investors invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended June 28, 2015 the Company received $46.0 million and $91.9 million, respectively, in contributions from investors under the related facilities and attributed losses of $30.1 million and $49.7 million, respectively, to the third-party investors corresponding principally to certain assets, including tax credits, that were allocated to the investors during the periods. During the three and six months ended June 29, 2014, the Company received $22.2 million and $52.8 million, respectively, in contributions from investors under the related facilities and attributed losses of $12.9 million and $34.9 million, respectively, to the third-party investors corresponding principally to certain assets, including tax credits, that were allocated to the investors during the periods.

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over minimum lease terms of up to 20 years. Separately, the Company enters into PPAs with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with terms of up to 25 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of June 28, 2015, future minimum lease obligations associated with these systems was $92.5 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 5). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 5). As of June 28, 2015, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $110.4 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of June 28, 2015 or December 28, 2014.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of June 28, 2015 and December 28, 2014:

	June 28, 2015			December 28, 2014
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$255,000	$255,000	$—	$375,000	$375,000	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 11)	—	—	—	51,951	—	51,951
Derivative financial instruments (Note 12)	1,907	—	1,907	7,018	—	7,018
Other long-term assets:
Derivative financial instruments (Note 12)	848	—	848	—	—	—
Total assets	$257,755	$255,000	$2,755	$433,969	$375,000	$58,969
Liabilities
Accrued liabilities:
Debt derivatives (Note 11)	$—	$—	$—	$51,951	$—	$51,951
Derivative financial instruments (Note 12)	4,443	—	4,443	1,345	—	1,345
Other long-term liabilities:
Derivative financial instruments (Note 12)	470	—	470	3,712	—	3,712
Total liabilities	$4,913	$—	$4,913	$57,008	$—	$57,008
1 The Company's cash equivalents consist of money market fund instruments and commercial paper that are classified as available-for-sale and highly liquid investments with original maturities of 90 days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Debt Derivatives

The 4.50% Bond Hedge (as described in Note 11) and the embedded cash conversion option within the 4.50% debentures due 2015 (as described in Note 11), which both matured in the first quarter of 2015, were classified as derivative instruments that required mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments as of December 28, 2014 were determined utilizing the following Level 1 and Level 2 inputs:

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of June 28, 2015 and December 28, 2014, these bonds had a carrying value of $6.9 million and $7.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company holds equity investments in non-consolidated entities that are accounted for under both the equity and cost method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

As of June 28, 2015 and December 28, 2014, the Company had $283.2 million and $210.9 million, respectively, in investments accounted for under the equity method (see Note 10). As of June 28, 2015 and December 28, 2014, the Company had $36.4 million and $32.3 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	June 28, 2015	December 28, 2014
Accounts receivable	$9,399	$22,425
Other long-term assets	$1,530	$1,623
Accounts payable	$42,301	$50,039
Accrued liabilities	$305,965	$—
Customer advances	$1,673	$4,210
Other long-term liabilities	$25,149	$—

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Payments made to investees for products/services	$108,853	$117,096	$228,030	$222,106
Revenue from sales to investees of products/services	$21,199	$—	$26,802	$—

Cost Method Investment in Tendril Networks, Inc. (“Tendril”)

In November 2014, the Company purchased $20.0 million of preferred stock for a minority stake in Tendril, accounted for under the cost method because the preferred stock was deemed not to be in-substance common stock. In connection with the investment, the Company acquired warrants to purchase up to approximately 14.3 million shares of Tendril common stock through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a Master Services Agreement and related Statements of Work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 8. RESTRUCTURING

November 2014 Restructuring Plan

On November 14, 2014, the Company announced a reorganization plan intended to realign resources consistent with the Company's global strategy and improve its overall operating efficiency and cost structure. In connection with this plan, which is expected to be completed by the end of fiscal 2015, SunPower expects approximately 95 to 115 employees to be affected, primarily in Europe, representing approximately 1% to 2% of the Company's global workforce. The Company expects to incur restructuring charges totaling approximately $17 million to $25 million, principally composed of severance benefits, lease and related termination costs, and other associated costs. The Company expects more than 90% of total charges to be cash charges. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of June 28, 2015, however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Six Months Ended		Cumulative To Date
(In thousands)	June 28, 2015	June 29, 2014
November 2014 Plan:
Non-cash impairment charges	$5	$—	$724
Severance and benefits	3,310	—	15,490
Other costs[1]	2,338	—	2,551
	5,653	—	18,765

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	60,596
Severance and benefits	(132)	(1,265)	46,577
Lease and related termination costs	—	339	5,774
Other costs[1]	(191)	(252)	10,668
	(323)	(1,178)	123,615
Total restructuring charges	$5,330	$(1,178)	$142,380

The following table summarizes the restructuring reserve activity during the six months ended June 28, 2015:

	Six Months Ended
(In thousands)	December 28, 2014	Charges (Benefits)	Payments	June 28, 2015
November 2014 Plan:
Severance and benefits	$12,075	$3,310	$(13,260)	$2,125
Other costs[1]	145	2,338	(368)	2,115
	12,220	5,648	(13,628)	4,240

Legacy Restructuring Plans:
Severance and benefits	421	(132)	(281)	8
Lease and related termination costs	390	—	(390)	—
Other costs[1]	446	(191)	(225)	30
	1,257	(323)	(896)	38
Total restructuring liability	$13,477	$5,325	$(14,524)	$4,278

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of June 28, 2015, future minimum lease payments for facilities under operating leases were $50.8 million, to be paid over the remaining contractual terms of up to 10 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of June 28, 2015, future minimum lease payments for assets under capital leases were $6.4 million, to be paid over the remaining contractual terms of up to 10 years.

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs before firm orders are placed. Consequently, not all of the Company's disclosed purchase commitments arising from these agreements are firm, non-cancellable and unconditional commitments.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of June 28, 2015 are as follows:

(In thousands)	Fiscal 2015 (remaining six months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total[1,2,3]
Future purchase obligations	$713,339	323,543	349,587	184,199	177,714	166,867	$1,915,249

[1]	Total future purchase obligations as of June 28, 2015 include $130.1 million to related parties.

[2]	Total future purchase obligations was composed of $238.7 million related to non-cancellable purchase orders and $1.7 billion related to long-term supply agreements.
3The Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. As of June 28, 2015, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $5.1 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2015, within the applicable contractual cure period.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. The Company did not make any additional advance payments under its long-term supply agreements during the first half of fiscal 2015. During the three and six months ended June 29, 2014, the Company made additional advance payments totaling $16.4 million and $32.9 million, respectively, in accordance with the terms of existing long-term supply agreements. As of June 28, 2015 and December 28, 2014, advances to suppliers totaled $384.6 million and $409.7 million, respectively, of which $96.3 million and $98.1 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 84% and 16% of total advances to suppliers as of June 28, 2015, and 82% and 17% as of December 28, 2014.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of June 28, 2015 is as follows:

(In thousands)	Fiscal 2015 (remaining six months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Estimated utilization of advances from customers	$11,357	30,662	27,039	27,039	28,842	43,263	$168,202

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. As of June 28, 2015 and December 28, 2014, outstanding advance payments received from AUOSP totaled $158.1 million and $167.2 million, respectively, of which $20.5 million and $18.3 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended June 28, 2015 and June 29, 2014, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance at the beginning of the period	$154,098	$151,415	$154,648	$149,372
Accruals for warranties issued during the period	4,181	4,311	12,342	9,501
Settlements and adjustments during the period	(1,748)	(4,933)	(10,459)	(8,080)
Balance at the end of the period	$156,531	$150,793	$156,531	$150,793

Contingent Obligations

Project agreements entered into with the Company's Commercial and Power Plant customers often require the Company to undertake obligations including: (i) system output performance warranties; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, the Company's systems have performed significantly above the performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and other unconsolidated investees, subject to certain conditions (see Note 10). As of June 28, 2015, the Company has future financing obligations through fiscal 2015 totaling $179.8 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $24.1 million and $31.8 million as of June 28, 2015 and December 28, 2014, respectively. As of June 28, 2015, approximately $4.0 million of transfer-pricing uncertain tax positions are included in "Accrued liabilities" in the Company's Consolidated Balance Sheets as they are reasonably possible to be paid within the next 12 months as a result of settlement, and $20.1 million of uncertain tax positions are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next 12 months. As of December 28, 2014, total liabilities of $31.8 million associated with uncertain tax positions were included in "Other long-term liabilities" as they were not expected to be paid within the next 12 months. The reduction in liabilities associated with uncertain tax positions from December 28, 2014, was primarily due to tax settlements in certain foreign jurisdictions in the quarter ended June 28, 2015. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with investors of its residential lease program, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of June 28, 2015 and December 28, 2014, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $11.6 million and $10.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC (“NRG”) against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and is vigorously contesting the claim. Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage Treasury.  The Company is currently unable to determine if the resolution of this matter will have a material effect on the Company's consolidated financial statements.

First Philec Arbitration

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce issued a first partial award in the matter of an arbitration between First Philippine Electric Corporation ("FPEC") and First Philippine Solar Corporation ("FPSC") against SunPower Philippines Manufacturing, Ltd. ("SPML"), our wholly-owned subsidiary. FPSC is a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. SPML has not purchased any wafers from FPSC since the third quarter of 2012.

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. In its first partial award, the tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, SPML must pay FPSC damages in the amount of $25.2 million. The arbitral tribunal issued its second partial award dated July 14, 2015, which ordered that (i) the price payable by SPML to FPEC for its interests in FPSC be reduced from $30.3 million to $23.2 million, (ii) FPEC’s request for interest is refused, and (iii) the payment and transfer of shares between FPEC and SPML is to take place in accordance with the procedure agreed between the parties. The tribunal reserved for its final award the determination of the costs of the proceeding.

SPML has filed a challenge to the first partial award with the High Court in Hong Kong and also given notice of its intention to challenge the second partial award. SPML has also filed applications to the Court in the Philippines to: (i) prevent FPSC or FPEC from enforcing the awards pending the outcome of the challenge in Hong Kong; and (ii) seeking access to FPSC's books and records.

As of June 28, 2015, the Company recorded an accrual of $55.9 million related to this matter based on the Company's best estimate of probable loss.

AUO Arbitration

On April 17, 2015, SunPower Technology Ltd. ("SPTL"), a wholly-owned subsidiary of the Company, commenced an arbitration before the ICC International Court of Arbitration against AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Corp.," and together with AUO, the “AUO Group”), for breaches of the AUOSP Joint Venture Agreement and associated agreements executed in 2010 (the "JVA") as well as breaches of the License and Patent Technology Agreement executed in 2011 (the "LTA").  SPTL’s claim alleges that, among other things, the AUO Group has sold solar modules containing cells manufactured at AUOSP in violation of provisions in the JVA and the LTA that set geographical restrictions on sales activities as well as provisions that restrict each party’s use of the other’s confidential information. On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and the Company (collectively, the "SunPower Group").  In its counterclaim, the AUO Group seeks $28.6 million in lost profits and $35.6 million in disgorgement from the SunPower Group, alleging improper use of the AUO Group’s proprietary manufacturing expertise.  The merits hearings are scheduled to begin in the first quarter of 2016.  The Company is currently unable to determine whether the resolution of this matter will have a material effect on the Company’s consolidated financial statements.

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

Note 10. EQUITY METHOD INVESTMENTS

As of June 28, 2015 and December 28, 2014, the Company's carrying value of its equity method investments totaled $283.2 million and $210.9 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AUO Corp. formed the joint venture AUOSP. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of June 28, 2015, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of June 28, 2015 and December 28, 2014, the Company's investment in AUOSP had a carrying value of $196.7 million and $191.7 million, respectively.

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by the Sponsors to own, operate and acquire solar energy generation assets, consummated its IPO and its Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD.” Refer to the sections titled "Note 3. 8point3 Energy Partners LP" in the Notes to the

Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding the Company’s transactions with the 8point3 Group.

The Company has concluded that it is not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries since, although the Sponsors are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination the Company considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contribute to the activities that most significantly impact the 8point3 Group's economic performance. The Company accounts for its investment in the 8point3 Group using the equity method because the Company determined that, notwithstanding the division of management and ownership interests between the Sponsors, the Company exercises significant influence over the operations of the 8point3 Group.

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors have agreed to forego any distributions declared on their common and subordinated units. The forbearance period will end when, on or after March 1, 2016, the board of directors of the general partner of 8point3 Energy Partners, with the concurrence of its conflicts committee, determines that OpCo will be able to earn and pay at least the minimum quarterly distribution on each of its outstanding common and subordinated units for such quarter and the successive quarter.

During the subordination period, holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. Approximately 70% of the Company’s OpCo units are subject to subordination. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distribution on the incentive distribution rights, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. The Company also, through its interests in Holdings, holds IDRs in OpCo, which represent rights to incremental distributions after certain distribution thresholds are met.

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “8point3 Credit Facility”). Proceeds from the term loan were used to make initial distributions to the Sponsors. The 8point3 Credit Facility is secured by a pledge of the Sponsors’ equity interests in OpCo.

As of June 28, 2015 and December 28, 2014, the Company's investment in the 8point3 Group had a carrying value of $68.2 million and zero, respectively.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	June 28, 2015				December 28, 2014
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$396,083	$396,083	$400,000	$—	$395,475	$395,475
0.75% debentures due 2018	300,000	—	297,776	297,776	300,000	—	297,401	297,401
4.50% debentures due 2015	—		—	—	249,645	245,325	—	245,325
0.75% debentures due 2027	79	79	—	79	79	—	79	79
IFC mortgage loan	32,500	7,500	24,097	31,597	47,500	14,983	31,492	46,475
CEDA loan	30,000	—	27,537	27,537	30,000	—	27,379	27,379
Quinto Credit Facility	—	—	—	—	61,481	—	61,481	61,481
Other debt[1]	173,055	3,371	168,627	171,998	91,398	1,963	88,605	90,568
	$935,634	$10,950	$914,120	$925,070	$1,180,103	$262,271	$901,912	$1,164,183

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 9.

As of June 28, 2015, the aggregate future contractual maturities of the Company's outstanding debt, at face value, was as follows:

(In thousands)	Fiscal 2015 (remaining six months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Aggregate future maturities of outstanding debt	$1,123	18,591	19,487	308,208	5,256	582,969	$935,634

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	March 29, 2015			December 28, 2014
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$396,083	$400,000	$406,772	$395,475	$400,000	$358,000
0.75% debentures due 2018	297,776	300,000	413,955	297,401	300,000	366,750
4.50% debentures due 2015	—	—	—	245,325	249,645	294,581
0.75% debentures due 2027	79	79	76	79	79	80
	$693,938	$700,079	$820,803	$938,280	$949,724	$1,019,411

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

During the three and six months ended June 28, 2015, the Company recognized a non-cash loss of zero and $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to expiration of the embedded conversion option. During the three and six months ended June 29, 2014, the Company recognized a non-cash loss of $82.1 million and $101.1 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the embedded cash conversion option.

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

Each 4.50% Bond Hedge was a separate transaction, entered into by the Company with each counterparty, and was not part of the terms of the 4.50% debentures due 2015. The 4.50% Bond Hedge, which was indexed to the Company's common stock, was a derivative instrument that required mark-to-market accounting treatment due to the cash settlement features until the 4.50% Bond Hedge settled in March 2015. During March 2015, the Company exercised its rights under the 4.50% Bond Hedge, resulting in a payment to the Company of $74.6 million.

During the three and six months ended June 28, 2015, the Company recognized a non-cash gain of zero and $52.0 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value before settlement of the 4.50% Bond Hedge. During the three and six months ended June 29, 2014, the Company recognized a non-cash gain of $82.1 million and $101.2 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the 4.50% Bond Hedge.

In connection with the 4.50% Warrants, the Company entered into warrant confirmations (collectively, and as amended from time to time, the “2015 Warrant Confirms”) with Deutsche Bank AG, London Branch, Bank of America, N.A., Barclays Bank PLC and Credit Suisse International providing for the acquisition, subject to anti-dilution adjustments, of up to approximately 11.1 million shares of the Company's common stock via net share settlement. Each 4.50% Warrant transaction was a separate transaction, entered into by the Company with each counterparty, and was not part of the terms of the 4.50% debentures due 2015.

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of June 28, 2015, no 4.50% Warrants remained outstanding.

4.75% Debentures Due 2014

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures due 2014"). Interest on the 4.75% debentures due 2014 was payable semi-annually, beginning October 15, 2009. Holders of the 4.75% debentures due 2014 were able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share, subject to adjustment upon certain events. In April 2014, the 4.75% debentures due 2014 matured. During April 2014, the Company issued approximately 7.1 million shares of common stock to holders that exercised conversion rights before maturity and paid holders an aggregate of $41.7 million in cash in connection with the settlement of the remaining 4.75% debentures. Accordingly, after the maturity date, no 4.75% debentures remained outstanding.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 5). As of both June 28, 2015 and December 28, 2014, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

As of both June 28, 2015 and December 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

On June 24, 2015, in connection with the closing of 8point3 Energy Partners' IPO and the concurrent transfer of the Quinto Project to an affiliate of 8point3 Energy Partners, the Quinto Project Company repaid the full amount outstanding under the Quinto Credit Facility and terminated the agreement early. Immediately before termination, there were outstanding borrowings of $224.3 million under the Quinto Credit Facility. The Quinto Project Company did not incur any material penalties for early repayment of the Quinto Credit Facility.

Other Debt

During fiscal 2015, the Company entered into a long-term non-recourse credit facility to finance a 52 MW utility and power plant in Colorado. The outstanding borrowings under this facility amounted to $27.6 million as of June 28, 2015.

During fiscal 2014 and 2015, the Company entered into three long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2015, the Company drew down $54.8 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17-year terms and as of June 28, 2015, the short-term and long-term balances of the loans were $2.8 million and $132.2 million, respectively.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of June 28, 2015 and December 28, 2014 was $8.5 million and $8.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

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

As of June 28, 2015 and December 28, 2014, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $594.6 million and $654.7 million, respectively.

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

As of June 28, 2015 and December 28, 2014, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $14.5 million and $1.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	June 28, 2015	December 28, 2014
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$2,240
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	103	4
		$103	$2,244
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,804	4,774
Interest rate contracts	Other long-term assets	$848	$—
		$2,652	$4,774

Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	925	—
Interest rate contracts	Other long-term liabilities	470	3,712
		$1,395	$3,712

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	3,518	1,345
Interest rate contracts	Other long-term liabilities	—	—
		$3,518	$1,345

	June 28, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,755	$—	$2,755	$2,377	$—	$378
Derivative liabilities	$4,913	$—	$4,913	$2,377	$—	$2,536

	December 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,018	$—	$7,018	$1,345	$—	$5,673
Derivative liabilities	$5,057	$—	$5,057	$1,345	$—	$3,712

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(5,631)	$(420)	$(1,443)	$(805)
Unrealized gain (loss) recognized in OCI	7,343	(135)	4,635	(138)
Less: Loss (gain) reclassified from OCI to earnings	(2,347)	107	(3,827)	495
Net gain (loss) on derivatives	$4,996	$(28)	$808	$357
Loss in OCI at the end of the period	$(635)	$(448)	$(635)	$(448)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and six months ended June 28, 2015, and June 29, 2014:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1,968)	$331	$(5,223)	$811
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(8,417)	$(1,224)	$(902)	$206

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

As of June 28, 2015, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of zero and $40.4 million, respectively. As of December 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $26.6 million and $12.2 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of June 28, 2015, the Company held option contracts and forward contracts with an aggregate notional value of zero and $55.8 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from June 2015 to September 2015. The Company held option contracts and forward contracts with an aggregate notional value of zero and $122.5 million, respectively, as of December 28, 2014, to hedge balance sheet exposure.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of June 28, 2015 and December 28, 2014, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $8.5 million and $247.0 million, respectively. These swap agreements allow the Company to effectively convert floating rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur.

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

Note 13. INCOME TAXES

In the three and six months ended June 28, 2015, the Company's income tax benefit of $0.7 million and income tax provision of $1.7 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $26.0 million and $54.9 million, respectively, was primarily due to projected tax expense, partially offset by discrete benefits pertaining to tax settlements in certain foreign jurisdictions in the three months ended June 28, 2015. In the three and six months ended June 29, 2014, the Company's income tax benefit of $8.2 million and income tax provision of $5.5 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $8.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $45.9 million, respectively, was primarily due to the change in the amount and mix of forecasted earnings.
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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$6,509	$14,102	$(3,072)	$79,146
Denominator
Basic weighted-average common shares	134,376	129,747	133,205	125,972

Basic net income (loss) per share	$0.05	$0.11	$(0.02)	$0.63

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	6,509	14,102	(3,072)	79,146
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	512	551	—	1,001
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—	—	181
Net income (loss) available to common stockholders	7,021	14,653	(3,072)	80,328
Denominator
Basic weighted-average common shares	134,376	129,747	133,205	125,972
Effect of dilutive securities:
Stock options	36	93	—	101
Restricted stock units	1,483	4,095	—	5,149
Upfront Warrants (held by Total)	7,201	7,278	—	7,253
Warrants (under the CSO2015)	1,873	3,094	—	3,004
Warrants (under the CSO2014)	—	—	—	524
0.75% debentures due 2018	12,026	12,026	—	12,026
0.875% debentures due 2021	—	—	—	857
Dilutive weighted-average common shares	156,995	156,333	133,205	154,886

Diluted net income (loss) per share	$0.04	$0.09	$(0.02)	$0.52

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. The warrants under the CSO2015 and CSO2014, when such warrants were still outstanding, entitled holders to acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. In February 2014, the CSO2014 was settled, leaving none of the related Warrants outstanding (see Note 11); and during the second quarter of fiscal 2015, the Company entered into unwind agreements pursuant to which the Company issued common stock to settle all of the outstanding warrants relating to the CSO2015 (see Note 11).

Holders of the Company's 0.875% debentures due 2021 and 0.75% debentures due 2018 may, and holders of the 4.75% debentures due 2014 before their maturity could, convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or before maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures due 2014 matured and were fully settled in both cash and shares of the Company's common stock (see Note 11).

Holders of the Company's 4.50% debentures due 2015 could, under certain circumstances at their option and before maturity, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities).

Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation. In March 2015, the 4.50% debentures due 2015 matured and were settled in cash (see Note 11).

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015 [1]	June 29, 2014
Stock options	149	139	185	149
Restricted stock units	293	293	1,776	379
Upfront Warrants (held by Total)	—	—	7,055	—
Warrants (under the CSO2015)	—	—	1,827	—
0.75% debentures due 2018	—	—	12.026	—
0.875% debentures due 2021	8,203	1,713	8,203	—
4.75% debentures due 2014	n/a	1,330	n/a	5,021

1As a result of the net loss per share for the six months ended June 28, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of Residential revenue	$1,212	$890	$2,134	$1,884
Cost of Commercial revenue	531	491	919	1,031
Cost of Power Plant revenue	1,517	1,969	2,773	3,991
Research and development	2,380	1,912	4,653	3,709
Sales, general and administrative	8,400	8,086	17,107	17,600
Total stock-based compensation expense	$14,040	$13,348	$27,586	$28,215

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restricted stock units	14,885	13,472	29,389	28,348
Change in stock-based compensation capitalized in inventory	(845)	(124)	(1,803)	(133)
Total stock-based compensation expense	$14,040	$13,348	$27,586	$28,215

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following tables present information by end-customer segment including revenue, gross margin, and depreciation and amortization, as well as revenue by geography, based on the destination of the shipments:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue
Distributed Generation
Residential	152,205	156,134	307,529	320,852
Commercial	62,984	85,087	112,047	161,591
Power Plant	165,831	266,650	402,315	717,850
Total revenue	381,020	507,871	821,891	1,200,293
Cost of revenue
Distributed Generation
Residential	116,979	125,002	239,751	257,689
Commercial	58,842	74,789	105,722	139,252
Power Plant	134,318	213,935	314,719	546,218
Total cost of revenue	310,139	413,726	660,192	943,159
Gross margin
Distributed Generation
Residential	35,226	31,132	67,778	63,163
Commercial	4,142	10,298	6,325	22,339
Power Plant	31,513	52,715	87,596	171,632
Total gross margin	$70,881	$94,145	$161,699	$257,134

	Three Months Ended		Six Months Ended
Depreciation and amortization by segment (in thousands):	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Distributed Generation
Residential	$10,504	$7,128	$20,676	$13,163
Commercial	$6,287	$3,989	$9,694	$6,792
Power Plant	$14,651	$12,909	$29,635	$29,442

The following tables present information by significant customers and categories:

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	15%	31%	25%	37%

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue by geography:
United States	62%	59%	66%	64%
Japan	15%	19%	15%	15%
Rest of World	23%	22%	19%	21%
	100%	100%	100%	100%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the three months ended June 28, 2015, and June 29, 2014 is as follows:

	Three Months Ended June 28, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$152,205	$62,984	$161,518	$35,410	23.3%	$4,016	6.4%	$26,717	16.5%
Utility and power plant projects	—	—	4,313	—		—		4,328
FPSC arbitration ruling	—	—	—	1,969		1,294		3,837
Stock-based compensation	—	—	—	(1,212)		(531)		(1,516)
Other	—	—	—	(941)		(637)		(1,853)
GAAP	$152,205	$62,984	$165,831	$35,226	23.1%	$4,142	6.6%	$31,513	19.0%

	Three Months Ended June 29, 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$156,134	$85,087	$379,845	$32,207	20.6%	$10,887	12.8%	$77,738	20.5%
Utility and power plant projects	—	—	(113,195)	—		—		(22,614)
Stock-based compensation	—	—	—	(890)		(491)		(1,969)
Other	—	—	—	(185)		(98)		(440)
GAAP	$156,134	$85,087	$266,650	$31,132	19.9%	$10,298	12.1%	$52,715	19.8%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the six months ended June 28, 2015, and June 29, 2014 is as follows:

	Six Months Ended June 28, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$307,529	$112,047	$387,732	$70,688	23.0%	$7,041	6.3%	$76,575	19.7%
Utility and power plant projects	—	—	14,583	—		—		15,579
FPSC arbitration ruling	—	—	—	1,969		1,294		3,837
Stock-based compensation	—	—	—	(2,134)		(919)		(2,772)
Other	—	—	—	(2,745)		(1,091)		(5,623)
GAAP	$307,529	$112,047	$402,315	$67,778	22.0%	$6,325	5.6%	$87,596	21.8%

	Six Months Ended June 29, 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$320,852	$161,591	$822,336	$65,420	20.4%	$23,562	14.6%	$182,487	22.2%
Utility and power plant projects	—	—	(104,486)	—		—		(6,006)
Stock-based compensation	—	—	—	(1,884)		(1,031)		(3,991)
Other	—	—	—	(373)		(192)		(858)
GAAP	$320,852	$161,591	$717,850	$63,163	19.7%	$22,339	13.8%	$171,632	23.9%

Note 17. SUBSEQUENT EVENTS

Acquisition of Solar Power Plant Development Assets

On July 27, 2015, the Company acquired 1.5 GWs of U.S. solar power plant development assets from Australia-based Infigen Energy. With the acquisition, the Company assumed ownership of projects in varying stages of development across 11 states.

Included in the development portfolio are three projects totaling 55 MWac with power purchase agreements with Southern California Edison. All three are located in Kern County, California.  The Company expects to start construction on these projects later this year with commercial operation anticipated in 2016. The Company expects to offer some of the acquired projects for sale to 8point3 Energy Partners.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, our YieldCo strategy and the future performance of 8point3 Energy Partners LP, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

We are a vertically integrated solar products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial and utility-scale power plant customers. Of all the solar cells commercially introduced to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity.

Our products and services include Solar Power Components, Solar Power Systems, and Solutions and Services. Solar Power Components consist of solar panels, inverters, and balance of system components including mounting structures, charge controllers, grid interconnection equipment, and other devices. Solar Power Systems include our residential systems, commercial roof and ground mounted systems, and utility and power plant systems including utility-scale solar power system construction and development. Our Solutions and Services include O&M services, a residential leasing program, and "Smart Energy" solutions. We see Smart Energy as a way to harness our world’s energy potential by connecting the most powerful and reliable solar systems on the market with an increasingly vast array of actionable data that can help our customers make smarter decisions about their energy use. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint YieldCo vehicle formed by us and First Solar, Inc. ("First Solar" and, together with us, the "Sponsors") to own, operate and acquire solar energy generation assets, completed an initial public offering (“IPO”) of Class A shares representing limited partner interests in 8point3 Energy Partners. The IPO was consummated on June 24, 2015 (the “IPO Closing Date”) whereupon the Class A shares were listed on the NASDAQ Global Select Market under the trading symbol “CAFD.”

Immediately after the IPO, we contributed a portfolio of 170 MW of our solar generation assets (the “SPWR Projects”) to 8point3 Operating Company, LLC (“OpCo”), 8point3 Energy Partners’ primary operating subsidiary. In exchange for the SPWR Projects, we received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between us and OpCo, the 8point3 Group has rights of first offer on interests in an additional 513 MW of our solar energy projects that are currently contracted or are expected to be contracted before being sold by us (the “ROFO Projects”). In connection with the IPO, we also entered into operations and maintenance, asset management and management services agreements with the 8point3 Group. The services we provide under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

We account for our investments in the 8point3 Group using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of the 8point3 Group’s earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees."

For more information about our accounting of the IPO and related transactions, please refer to the sections titled "Note 3. 8point3 Energy Partners LP" and "Note 10. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Customer Cost of Energy™ ("CCOE™")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. CCOE™ is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems.  CCOE includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management in order to tailor energy supply and usage to the customer's unique lifestyle and financial goals.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, is a 53-week fiscal year and includes a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. The second quarter of fiscal 2015 ended on June 28, 2015, while the second quarter of fiscal 2014 ended on June 29, 2014. The second quarters of fiscal 2015 and fiscal 2014 were both 13-week quarters.

Outlook

While remaining focused on our U.S. market, we plan to continue to expand our business in growing and sustainable markets, including Africa, Australia, China, Saudi Arabia, South America, and Turkey. Through our investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. with partners in China, we plan to manufacture and deploy our C7 Tracker systems in Inner Mongolia and other regions in China. We plan to expand our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016, with initial production expected towards the end of fiscal 2015.

We continue to improve our unique, differentiated solar cell and panel technology. Our new residential product line includes our SunPower X-Series Solar Panels with demonstrated average panel efficiencies exceeding 21.5%. We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. In fiscal 2014, we produced our first solar cells with over 25% efficiency in the lab and in fiscal 2015 we expect to reach production panel efficiencies of 23% using a simplified, lower cost manufacturing process.

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

In June 2015, 8point3 Energy Partners, our joint YieldCo vehicle formed to own, operate and acquire solar energy generation assets, completed its IPO. Through our investments in and involvement with the 8point3 Group, we anticipate that we will be able to reliably access a lower cost of capital, which will further enable the continued development of our project pipeline described below in our key U.S. market and in select, sustainable foreign markets. As part of this strategy, we plan to retain these development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of June 28, 2015:

Project	Location	Size (MW)	Third-Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Substantial Completion of Project
Solar Star Projects	California, USA	748	MidAmerican Energy Holdings Company	Southern California Edison	2015
Quinto Solar Project	California, USA	135	8point3 Energy Partners	Southern California Edison	2015
Prieska Solar Project[1]	South Africa	86	Mulilo Prieska PV (RF) Proprietary Limited	Eskom Holdings Soc LTD	2016

[1]	We have entered into an EPC agreement and a long-term fixed price O&M agreement with the owners of the Prieska Solar Project.

As of June 28, 2015, an aggregate of approximately $176 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of June 28, 2015:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project
Henrietta Solar Project*	California, USA	128	PG&E	2016
Stanford Solar Generating Station*	California, USA	68	Stanford University	2016
Hooper Solar Project*	Colorado, USA	60	Public Service Company of Colorado	2016
*ROFO Project—pursuant to a Right of First Offer Agreement between SunPower and OpCo, the 8point3 Group has rights of first offer on interests in these projects. For additional information on 8point3 Energy Partners and related transactions, please refer to the section titled "Note 3. 8point3 Energy Partners LP" in the Notes to the Consolidated Financial Statements in this Quarterly report on Form 10-Q.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated power purchase agreement has been executed.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Distributed Generation
Residential	152,205	156,134	(3)%	307,529	320,852	(4)%
Commercial	62,984	85,087	(26)%	112,047	161,591	(31)%
Power Plant	165,831	266,650	(38)%	402,315	717,850	(44)%
Total revenue	$381,020	$507,871	(25)%	$821,891	$1,200,293	(32)%

Total Revenue:  Our total revenue decreased 25% and 32% during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. A decline in sales of solar power systems and components to residential and commercial customers also contributed to the period-over-period decrease in total revenue. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Concentrations: Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 44% and 49% during the three and six months ended June 28, 2015 as compared to 53% and 60% during the three and six months ended June 29, 2014, respectively. The decrease in the percentage of revenue for the Power Plant Segment was primarily driven by substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and six months ended June 28, 2015 and June 29, 2014.

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	15%	31%	25%	37%

Residential Revenue: Residential revenue decreased 3% and 4% during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily due to a decline in the sales of solar power components and systems to our residential customers, particularly in Japan, where the decline in the value of the Japanese Yen reduced demand for imported goods. The decrease in residential revenue was partially offset by an increase in residential component sales in North America due to stronger sales through our dealer network and an increase in the number of leases placed in service under our residential leasing program within the United States.

Commercial Revenue:  Commercial revenue decreased 26% and 31% during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily due to the completion of certain commercial solar power system projects and a decrease in commercial component sales across all geographies. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Commercial profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Power Plant Revenue: Power Plant revenue decreased 38% and 44% during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems located within the United States. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any power Plant Plant profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Distributed Generation
Residential	116,979	125,002	(6)%	239,751	257,689	(7)%
Commercial	58,842	74,789	(21)%	105,722	139,252	(24)%
Power Plant	134,318	213,935	(37)%	314,719	546,218	(42)%
Total cost of revenue	$310,139	$413,726	(25)%	$660,192	$943,159	(30)%
Total cost of revenue as a percentage of revenue	81%	81%		80%	79%
Total gross margin percentage	19%	19%		20%	21%

Total Cost of Revenue: Our total cost of revenue decreased 25% and 30% during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, primarily as a result of the substantial completion at the end of fiscal 2014 of recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States.

Gross Margin

	Three Months Ended			Six Months Ended
(As a percentage of revenue)	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Distributed Generation
Residential	23%	20%	3%	22%	20%	2%
Commercial	7%	12%	(5)%	6%	14%	(8)%
Power Plant	19%	20%	(1)%	22%	24%	(2)%

Residential Gross Margin: Gross margin for our Residential Segment increased 3 percentage points and 2 percentage points during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily as a result of increased volume of sales with favorable margins for residential leases, solar power systems and components in the United States, partially offset by lower margins on solar power components resulting from declines in average selling prices in Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 5 percentage points and 8 percentage points during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily as a result of higher than expected costs on and change in scope of certain commercial EPC projects in the United States. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Commercial profit during the remainder of 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 1 percentage point and 2 percentage points during the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily as a result of the substantial completion of large-scale solar power systems with favorable margins at the end of fiscal 2014 within the United States. Additionally, during the second quarter of fiscal 2015, we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Power Plant profit during the remainder of 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
R&D	$20,560	$16,581	24%	$41,728	$33,327	25%
As a percentage of revenue	5%	3%		5%	3%

R&D expense increased $4.0 million and $8.4 million in the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as consulting and outside services supporting programs related to our next generation solar technology. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
SG&A	$81,520	$71,499	14%	$158,734	$145,427	9%
As a percentage of revenue	21%	14%		19%	12%

SG&A expense increased $10.0 million and $13.3 million in the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily due to costs related to the formation and IPO of 8point3 Energy Partners.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Restructuring charges	$1,749	$(717)	n.m.	$5,330	$(1,178)	n.m.
As a percentage of revenue	—%	—%		1%	—%

Restructuring charges in the three and six months ended June 28, 2015 increased $2.5 million and $6.5 million as compared to the three and six months ended June 29, 2014, respectively, primarily related to severance charges associated with our November 2014 restructuring plan. Remaining restructuring charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

See "Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Interest income	$494	$668	(26)%	$1,050	$986	6%
Interest expense	(8,517)	(16,310)	(48)%	(24,198)	(35,902)	(33)%
Other, net	14,982	(76)	n.m.	12,362	1,293	n.m.
Other income (expense), net	$6,959	$(15,718)	144%	$(10,786)	$(33,623)	68%
As a percentage of revenue	2%	3%		1%	3%

Other income (expense), net decreased $22.7 million and $22.8 million in the three and six months ended June 28, 2015 as compared to the three and six months ended June 29, 2014, respectively, primarily driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, a decrease in interest expense due to the maturity of the 4.75% debentures due 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Benefit from (provision for) income taxes	$659	$8,168	(92)%	$(1,692)	$(5,452)	69%
As a percentage of revenue	—%	2%		—%	—%

In the three and six months ended June 28, 2015, our income tax benefit of $0.7 million and income tax provision of $1.7 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $26.0 million and $54.9 million, respectively, was primarily due to projected tax expense, partially offset by discrete benefits pertaining to tax settlements in certain foreign jurisdictions in the three months ended June 28, 2015. In the three and six months ended June 29, 2014, our income tax benefit of $8.2 million and income tax provision of $5.5 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $8.9 million and an income before income taxes and equity in earnings of unconsolidated investees of $45.9 million, respectively, was primarily due to the change in the amount and mix of forecasted earnings.
A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. U.S. income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-U.S. subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to the extent that such earnings have not been currently or previously subjected to taxation of the United States.

We record a valuation allowance to reduce our U.S. and France deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of June 28, 2015, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Equity in earnings of unconsolidated investees	$1,864	$1,936	(4)%	$4,055	$3,719	9%
As a percentage of revenue	0.5%	0.4%		0.5%	0.3%

Our equity in earnings of unconsolidated investees decreased $0.1 million and increased $0.3 million in the three and six months ended June 28, 2015 compared to the three and six months ended June 29, 2014, respectively, primarily due to activities at our AUOSP joint venture.

Net Income (loss)

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Net income (loss)	$(23,466)	$1,168	n.m.	$(52,516)	$44,202	n.m.

In the three months ended June 28, 2015 our net income (loss) decreased $24.6 million and changed from a net income to a net loss as compared to the three months ended June 29, 2014. The decrease in net income (loss) was primarily driven by: (i) a $23.3 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014, (ii) a $16.5 million increase in operating expenses due to increased headcount, activities related to the formation and IPO of 8point3 Energy Partners and charges related to the November 2014 restructuring plan, and (iii) a $7.5 million increase in income taxes primarily due to a change in the geographic mix of forecasted earnings and an increase in unbenefited deferred tax assets, partially offset by discrete benefits recorded pertaining to tax settlements in certain foreign jurisdictions in the three months ended June 28, 2015. The decrease was partially offset by a $22.7 million decrease in Other expense, net driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners, a decrease in interest expense due to the maturity of the 4.75% debentures due 2014, and favorable changes in the fair value of foreign currency derivatives.

In the six months ended June 28, 2015 our net income (loss) decreased by $96.7 million and changed from a net income to a net loss as compared to six months ended June 29, 2014. The decrease in net income (loss) was primarily driven by (i) a $95.4 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014, and (ii) a $28.2 million increase in operating expenses due to increased headcount, activities related to the formation and IPO of 8point3 Energy Partners and charges related to the November 2014 restructuring plan. The decrease was partially offset by (i) a $22.8 million decrease in Other expense, net due to a decrease in interest expense due to the maturity of the 4.75% debentures due 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses and (ii) a $3.8 million decrease in income tax primarily due to a reduction in pre-tax earnings, and material discrete benefits recorded pertaining to tax settlements in certain foreign jurisdictions in the six months ended June 28, 2015, partially offset by increased tax expense due to a change in the geographic mix of forecasted earnings and an increase in unbenefited deferred tax assets.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$29,975	$12,934	132%	$49,444	$34,944	41%

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

In the three months ended June 28, 2015 and June 29, 2014, we attributed $30.0 million and $12.9 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $17.0 million increase in loss attributable to these third-party investors is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

In the six months ended June 28, 2015 and June 29, 2014, we attributed $49.4 million and $34.9 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $14.5 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily due to additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014
Net cash used in operating activities	$(325,441)	$(81,571)
Net cash provided by (used in) investing activities	$184,532	$(64,159)
Net cash provided by (used in) financing activities	$(187,630)	$364,410

Operating Activities

Net cash used in operating activities in the six months ended June 28, 2015 was $325.4 million and was primarily the result of: (i) a net loss of $52.5 million; (ii) a $311.8 million increase in project assets primarily related to our Quinto Solar Energy Project; (iii) a $130.7 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iv) a $69.3 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $66.1 million decrease in accounts payable and other accrued liabilities; (vi) a $27.9 million gain on the sale of a residential lease portfolio to 8point3 Energy Partners; (vii) a $12.5 million decrease in customer advances; (viii) a $6.7 million in excess tax benefit from stock-based compensation; (ix) a $4.1 million increase in equity in earnings of unconsolidated investees; and (x) a $5.8 million net change in deferred income taxes and other liabilities. This was partially offset by: (i) a $138.6 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (ii) a $65.2 million decrease in accounts receivable; (iii) other net non-cash charges of $94.2 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) a $29.4 million decrease in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects; (v) a $25.1 million decrease in advance payment made to suppliers; and (vi) a $9.3 million increase in billings in excess of costs and estimated earnings driven by an increase related to the Solar Star Projects.

Net cash used in operating activities in the six months ended June 29, 2014 was $81.6 million and was primarily the result of: (i) a $59.6 million decrease in billings in excess of costs and estimated earnings; (ii) a $59.4 million increase in prepaid and other current assets; (iii) a $54.8 million increase in long-term financing receivables; and (iv) a $42.0 million net increase in other liabilities, net of other assets. This was partially offset by: (i) $88.1 million in other net non-cash charges primarily related to depreciation, non-cash interest charges, and stock based compensation and (ii) net income of $44.2 million.

Investing Activities

Net cash provided by investing activities in the six months ended June 28, 2015 was $184.5 million, which included $341.2 million in proceeds from 8point3 Energy Partners. This was partially offset by (i) a $120.6 million related to capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) a $28.4 million increase in restricted cash; and (iii) $7.1 million paid for investments in unconsolidated investees.

Net cash used in investing activities in the six months ended June 29, 2014 was $64.2 million, which included: (i) $45.3 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures; (ii) a $9.3 million increase in restricted cash; (iii) $5.9 million paid for acquisitions; and (iv) $5.0 million paid for investments in unconsolidated investees. This was partially offset by $1.4 million in net proceeds from maturities of marketable securities.

Financing Activities

Net cash used in financing activities in the six months ended June 28, 2015 was $187.6 million, which included: (i) a $249.6 million net payment to settle the 4.50% debentures due 2015 and the 4.50% Bond Hedge (defined below); (ii) $240.2 million in repayments of bank loans, project loans and other debt, primarily in the Quinto Credit Facility; (iii) $40.3 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iv) $40.0 million of repayments of residential lease financing. This was partially offset by: (i) $190.5 million in net proceeds from the issuance of project loans; (ii) $87.4 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program; (iii) $54.8 million in proceeds from the issuance of non-recourse debt financing, net of issuance costs; (iv) $29.3 million in proceeds from 8point3 Energy Partners; (v) $15.0 million in net proceeds from sale-leaseback financing; and (vi) $5.5 million in other net financing activities.

Net cash provided by financing activities in the six months ended June 29, 2014 was $364.4 million, which included: (i) $395.3 million in net proceeds from the issuance of our 0.875% convertible debentures due 2021; (ii) $73.4 million of proceeds from issuance of non-recourse debt financing to finance solar power systems and leases under our residential lease program; (iii) $52.8 million of contributions from noncontrolling interests and redeemable noncontrolling interests; and (iv) $16.7 million in net proceeds from sale-leaseback financing arrangements. This was partially offset by: (i) $52.8 million in purchases of stock for tax withholding obligations on vested restricted stock; (ii) $42.1 million cash paid to repurchase convertible debt; (iii) a $40.7 million assumption of a project loan by a customer; (iv) $16.5 million of repayments of residential lease and sale-leaseback financing; (v) a $12.2 million net payment to settle the 4.75% Bond Hedge and Warrant; (vi) $8.6 million in repayments of bank loans, project loans and other debt; and (vii) $1.6 million of distributions to noncontrolling interests and redeemable noncontrolling interests.

Debt and Credit Sources

Convertible Debentures

As of June 28, 2015, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of June 28, 2015, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

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

As of June 28, 2015, we had $32.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of June 28, 2015, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of June 28, 2015, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of June 28, 2015, we had no outstanding borrowings under the revolving credit facility.

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

As of June 28, 2015, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $594.6 million.

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

As of June 28, 2015 letters of credit issued under the Deutsche Bank Trust facility amounted to $14.5 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

On June 24, 2015, in connection with the closing of 8point3 Energy Partners' IPO and the concurrent transfer of the Quinto Project to an affiliate of 8point3 Energy Partners, the Quinto Project Company repaid the full amount outstanding under the Quinto Credit Facility and terminated the agreement early. Immediately before termination, there were outstanding borrowings of $224.3 million under the Quinto Credit Facility. The Quinto Project Company did not incur any material penalties for early repayment of the Quinto Credit Facility.

Liquidity

As of June 28, 2015, we had unrestricted cash and cash equivalents of $623.0 million as compared to $956.2 million as of December 28, 2014. Our cash balances are held in numerous locations throughout the world and as of June 28, 2015, we had approximately $161.3 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $250 million to $300 million in fiscal 2015 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of June 28, 2015, letters of credit issued under the Deutsche Bank Trust facility amounted to $14.5 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing"). As of June 28, 2015, we received $292.6 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014 and 2015, we entered into three long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2015, we drew down $54.8 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17-year terms and as of June 28, 2015, the short-term and long-term balances of the loans were $2.8 million and $132.2 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

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

As of June 28, 2015, we have $250.0 million available to us under our revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of June 28, 2015:

		Payments Due by Fiscal Period
(In thousands)	Total	2015 (remaining six months)	2016-2017	2018-2019	Beyond 2019
Convertible debt, including interest[1]	$727,356	$2,954	$11,500	$307,944	$404,958
IFC mortgage loan, including interest[2]	35,355	833	31,977	2,545	—
CEDA loan, including interest[3]	70,163	1,275	5,100	5,100	58,688
Other debt, including interest[4]	273,498	5,868	27,214	28,635	211,781
Future financing commitments[5]	179,817	179,817	—	—	—
Operating lease commitments[6]	143,280	10,804	29,498	26,477	76,501
Sale-leaseback financing[7]	110,405	6,453	16,031	15,241	72,680
Capital lease commitments[8]	6,367	754	2,135	1,515	1,963
Non-cancellable purchase orders[9]	238,689	238,689	—	—	—
Purchase commitments under agreements[10]	1,676,560	474,650	673,130	361,913	166,867
Liabilities associated with uncertain tax positions	4,000	4,000	—	—	—
Total	$3,465,490	$926,097	$796,585	$749,370	$993,438

[1]
Convertible debt, including interest, relates to the aggregate of $700.1 million in outstanding principal amount of our senior convertible debentures as of June 28, 2015. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $32.5 million borrowed as of June 28, 2015. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. We did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2014, as specified in several related contracts with a supplier. As of June 28, 2015, we have recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $5.1 million. This amount represents the unfulfilled amount as of that date as we expect to satisfy the obligation via purchases of inventory in fiscal 2015, within the cure period specified in the contracts.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions. Therefore, long-term liabilities associated with uncertain tax positions of $20.1 million included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as of June 28, 2015 have been excluded from the table above. Short-term liabilities associated with transfer-pricing uncertain tax positions of $4.0 million included in "Accrued liabilities" in our Consolidated Balance Sheets as of June 28, 2015 have been included in the table above as they are reasonably possible to be paid within the next 12 months as a result of settlement.

Off-Balance-Sheet Arrangements

As of June 28, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 10% and 9% of our total revenue in the three and six months ended June 28, 2015, respectively, and 13% and 16% of our total revenue in the three and six months ended June 29, 2014, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $3.7 million and $7.2 million in the three and six months ended June 28, 2015, respectively, and $6.5 million and $19.1 million in the three and six months ended June 29, 2014, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 28, 2015, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $40.4 million, respectively. As of December 28, 2014, we held option and forward contracts totaling $26.6 million and $134.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 28, 2015 and December 28, 2014, advances to suppliers totaled $384.6 million and $409.7 million, respectively. Two suppliers accounted for 84% and 16% of total advances to suppliers as of June 28, 2015, and 82% and 17% as of December 28, 2014.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of June 28, 2015, the outstanding principal balance of our variable interest borrowings was $32.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $255.0 million in money market funds as of June 28, 2015 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Companies

Our investments held in joint ventures and other companies expose us to equity price risk. As of June 28, 2015 and December 28, 2014, investments of $283.2 million and $210.9 million, respectively, are accounted for using the equity method, and $36.4 million and $32.3 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. See also "Risks Related to Our Operations—We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability" and "Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity" in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 and “Part II - Item 1A. Risk Factors - We may not realize the expected benefits of our YieldCo strategy.” in this Quarterly Report on Form 10-Q.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The aggregate estimated fair value of our outstanding convertible debentures was $820.8 million as of June 28, 2015. The aggregate estimated fair value of our outstanding convertible debentures was $1,019.4 million as of December 28, 2014. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $902.9 million and $1,121.4 million as of June 28, 2015 and December 28, 2014, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $738.7 million and $917.5 million as of June 28, 2015 and December 28, 2014, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2015 at a reasonable assurance level.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
The disclosure under "Note 9. Commitments and Contingencies—Legal Matters" in "Notes to Condensed Consolidated Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, except for the risk factors described and included below.

Because 8point3 Energy Partners has completed the IPO of its Class A shares, we updated the risk factor entitled “Risks Related to Our Sales Channels-We may be unable to successfully form the previously announced YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits” and replaced it with a risk factor entitled “We may fail to realize the expected benefits of our YieldCo strategy.” that is set forth below.

Additionally, we have updated the risk factor entitled “Risks Related to Our Operations-Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity” to reflect the consummation of the 8point3 Energy Partners IPO on June 24, 2015.

We may fail to realize the expected benefits of our YieldCo strategy.

In June, 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by us and First Solar, Inc. to own, operate and acquire solar energy generation assets, launched an initial public offering of Class A shares representing its limited partner interests. The IPO was consummated on June 24, 2015, whereupon the Class A shares were listed on the NASDAQ Global Select Market under the trading symbol “CAFD.”

Immediately after the IPO, we contributed a portfolio of 170 MW of our solar generation assets (the “SPWR Contributed Assets”) to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partners' primary operating subsidiary. In exchange for the SPWR Contributed Assets, we received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. We refer to Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries as the “8point3 Group.”

We may be unable to fully realize our expected strategic and financial benefits from the 8point3 Group on a timely basis or at all. The operations of the 8point3 Group are not consolidated with ours. Instead, we account for our investments in the 8point3 Group using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of their earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees." For more information about our accounting treatment of the 8point3 Group, please refer to Notes 3 and 10 to the Consolidated Financial Statements.

There is no assurance that we will realize a return on our equity investments in the 8point3 Group. The ability of the 8point3 Group to make cash distributions will depend primarily upon its cash flow, which is not solely a function of 8point3 Energy Partners’ profitability. There is no assurance that we will receive any such cash distributions. Accordingly, we may never recover the value of the SPWR Contributed Assets, and we may realize less of a return on such contribution than if we had retained or operated these assets.

We believe that the viability of our YieldCo strategy will depend, among other things, upon our ability to continue to develop revenue-generating solar assets and to productively manage our relationship with First Solar, which are subject to the project-level, joint venture relationship, business and industry risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 under the caption “Risk Factors,” our other filings with the SEC, and the additional risk factors disclosed below. If we are unable to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and 8point3 Energy Partners in particular, our business, financial condition and results of operations could be materially adversely affected.

Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity.

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years. For example, in July 2010, we formed AUOSP as a joint venture with AUO. In January 2012, we acquired Tenesol, and in November 2013, we acquired Greenbotics, Inc. In November 2014, we acquired SolarBridge Technologies, a developer of integrated microinverter technologies for the solar industry. In June 2015, our joint venture with First Solar, 8point3 Energy Partners, completed the IPO of its Class A shares. In the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives.

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

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control; for example, our ability to effectively manage our joint venture with AUO and our ability to effectively manage 8point3 Energy Partners with First Solar;

•	differences in philosophy, strategy or goals with our joint venture partners;

•	subsequent impairment of the acquired assets, including intangible assets;

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, and liabilities associated with compliance with laws (for example, the FCPA); and

•	the success of our joint venture 8point3 Energy Partners is subject to additional risks described under the risk factor “—We may not realize the expected benefits of our YieldCo strategy.”

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As previously reported in our Current Reports on Form 8-K filed on April 9, 2015 and June 17, 2015, we entered into separate partial unwind agreements (the “Partial Unwind Agreements”) with each of Credit Suisse International, Barclays Bank PLC, Bank of America, N.A. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”), respectively, in order to reduce the number of warrants outstanding pursuant to those certain separate warrant transactions (the “4.50% Warrants”) that we entered into on March 25, 2010 and April 5, 2010 with each of the Counterparties providing for the acquisition, subject to anti-dilution adjustments, of up to approximately 11.1 million shares of our common stock via net share settlement. We entered into the 4.50% Warrants in connection with the issuance of our 4.50% Senior Cash Convertible Debentures due 2015, which matured in accordance with their terms on March 15, 2015. Pursuant to the terms of the Partial Unwind Agreements, we issued an aggregate of approximately 3.0 million shares of our common stock to settle all of the 4.50% Warrants. As of June 28, 2015, no 4.50% Warrants remained outstanding. The issuances of common stock pursuant to the Partial Unwind Agreements were made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 30, 2015 through April 26, 2015	8,239	$33.26	—	—
April 27, 2015 through May 24, 2015	34,986	$32.30	—	—
May 25, 2015 through June 28, 2015	6,843	$32.78	—	—
	50,068	$32.52	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNPOWER CORPORATION

Date: July 28, 2015	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1
SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205207), filed with the Securities and Exchange Commission on June 25, 2015).

10.2*†	Amended and Restated Limited Liability Company Agreement of 8point3 Holding Company, LLC, dated as of June 24, 2015, by and between SunPower YC Holdings, LLC and First Solar 8point3 Holdings, LLC.
10.3*
Amended and Restated Limited Liability Company Agreement of 8point3 Operating Company, LLC, dated as of June 24, 2015, by and between 8point3 Energy Partners LP, SunPower YC Holdings, LLC, First Solar 8point3 Holdings, LLC, Maryland Solar Holdings, Inc. and 8point3 Holdings, LLC.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with an asterisk (*) are filed herewith.

Portions of exhibits marked with an extended cross (†) have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with two asterisks (**) are furnished and not filed herewith.