Form 10-Q/A
period 2015-06-28
SUNPOWER CORP
filed 2015-10-29
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the Section 906 certification (included herein as Exhibit 32.1), which was originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2015, filed with the Securities and Exchange Commission on July 29, 2015 (the “Original Form 10-Q”). The certification included with the Original Form 10-Q contained a typographical error in the date that indicates the reporting period to which the certification applies. The corrected certification that includes the proper date is being filed with this Form 10-Q/A.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

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

SUNPOWER CORPORATION

Date: October 28, 2015	By:	/s/ CHARLES D. BOYNTON

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