Form 10-Q
period 2015-09-27
SUNPOWER CORP
filed 2015-10-29
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

The total number of outstanding shares of the registrant’s common stock as of October 23, 2015 was 136,593,184.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 27, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$502,881	$956,175
Restricted cash and cash equivalents, current portion	24,957	18,541
Accounts receivable, net[1]	207,073	504,316
Costs and estimated earnings in excess of billings[1]	39,069	187,087
Inventories	349,615	208,573
Advances to suppliers, current portion	73,303	98,129
Project assets - plants and land, current portion[1]	562,699	101,181
Prepaid expenses and other current assets[1]	279,055	328,845
Total current assets	2,038,652	2,402,847

Restricted cash and cash equivalents, net of current portion	45,764	24,520
Restricted long-term marketable securities	6,577	7,158
Property, plant and equipment, net	681,380	585,344
Solar power systems leased and to be leased, net	492,149	390,913
Project assets - plants and land, net of current portion	18,141	15,475
Advances to suppliers, net of current portion	306,554	311,528
Long-term financing receivables, net	300,236	269,587
Goodwill and other intangible assets, net	112,570	37,981
Other long-term assets[1]	392,302	300,229
Total assets	$4,394,325	$4,345,582

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$444,045	$419,919
Accrued liabilities[1]	533,699	331,034
Billings in excess of costs and estimated earnings	79,472	83,440
Short-term debt	20,523	18,105
Convertible debt, current portion	—	245,325
Customer advances, current portion[1]	27,814	31,788
Total current liabilities	1,105,553	1,129,611

Long-term debt	263,883	214,181
Convertible debt, net of current portion[1]	694,214	692,955
Customer advances, net of current portion[1]	131,861	148,896
Other long-term liabilities[1]	552,120	555,344
Total liabilities	2,747,631	2,740,987
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	49,833	28,566
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both September 27, 2015 and December 28, 2014	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized, 145,057,767 shares issued, and 136,584,629 shares outstanding as of September 27, 2015; 367,500,000 shares authorized, 138,616,252 shares issued, and 131,466,777 shares outstanding as of December 28, 2014;	137	131
Additional paid-in capital	2,314,849	2,219,581
Accumulated deficit	(619,996)	(560,598)
Accumulated other comprehensive loss	(11,364)	(13,455)
Treasury stock, at cost; 8,473,138 shares of common stock as of September 27, 2015; 7,149,475 shares of common stock as of December 28, 2014	(153,892)	(111,485)
Total stockholders' equity	1,529,734	1,534,174
Noncontrolling interests in subsidiaries	67,127	41,855
Total equity	1,596,861	1,576,029
Total liabilities and equity	$4,394,325	$4,345,582

[1]
The Company has related-party balances for transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued Liabilities," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 3, Note 8, Note 11, Note 12, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Revenue	$380,218	$662,734	$1,202,109	$1,863,027
Cost of revenue	317,574	554,220	977,766	1,497,379
Gross margin	62,644	108,514	224,343	365,648
Operating expenses:
Research and development	24,973	17,291	66,701	50,618
Sales, general and administrative	81,109	68,394	239,843	213,821
Restructuring charges	726	188	6,056	(990)
Total operating expenses	106,808	85,873	312,600	263,449
Operating income (loss)	(44,164)	22,641	(88,257)	102,199
Other income (expense), net:
Interest income	448	922	1,498	1,908
Interest expense	(8,796)	(17,170)	(32,994)	(53,072)
Other, net	(3,601)	882	8,761	2,175
Other expense, net	(11,949)	(15,366)	(22,735)	(48,989)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(56,113)	7,275	(110,992)	53,210
Benefit from (provision for) income taxes	(36,224)	8,320	(37,916)	2,868
Equity in earnings of unconsolidated investees	5,052	1,689	9,107	5,408
Net income (loss)	(87,285)	17,284	(139,801)	61,486
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	30,959	14,749	80,403	49,693
Net income (loss) attributable to stockholders	$(56,326)	$32,033	$(59,398)	$111,179

Net income (loss) per share attributable to stockholders:
Basic	$(0.41)	$0.24	$(0.44)	$0.87
Diluted	$(0.41)	$0.20	$(0.44)	$0.72
Weighted-average shares:
Basic	136,473	131,204	134,294	127,716
Diluted	136,473	167,117	134,294	158,962

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$(87,285)	$17,284	$(139,801)	$61,486
Components of comprehensive income (loss):
Translation adjustment	(1,276)	(3,777)	(3,037)	(3,435)
Net unrealized gain on derivatives (Note 13)	4,799	2,148	5,607	2,505
Income taxes	(936)	(425)	(479)	(504)
Net change in accumulated other comprehensive gain (loss)	2,587	(2,054)	2,091	(1,434)
Total comprehensive income (loss)	(84,698)	15,230	(137,710)	60,052
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	30,959	14,749	80,403	49,693
Comprehensive income (loss) attributable to stockholders	$(53,739)	$29,979	$(57,307)	$109,745

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029
Net loss	(1,920)	—	—	—	—	—	(59,398)	(59,398)	(78,483)	(137,881)
Other comprehensive income	—	—	—	—	—	2,091	—	2,091	—	2,091
Issuance of common stock upon exercise of options	—	54	—	464	—	—	—	464	—	464
Issuance of restricted stock to employees, net of cancellations	—	3,379	3	(3)	—	—	—	—	—	—
Settlement of the 4.5% Warrants	—	3,008	3	(577)	—	—	—	(574)	—	(574)
Stock-based compensation expense	—	—	—	43,906	—	—	—	43,906	—	43,906
Tax benefit from convertible debt interest deduction	—	—	—	26,388	—	—	—	26,388	—	26,388
Tax benefit from stock-based compensation	—	—	—	25,090	—	—	—	25,090	—	25,090
Contributions from noncontrolling interests	24,953	—	—	—	—	—	—	—	108,779	108,779
Distributions to noncontrolling interests	(1,766)	—	—	—	—	—	—	—	(5,024)	(5,024)
Purchases of treasury stock		(1,324)	—	—	(42,407)	—	—	(42,407)	—	(42,407)
Balances at September 27, 2015	$49,833	136,583	$137	$2,314,849	$(153,892)	$(11,364)	$(619,996)	$1,529,734	$67,127	$1,596,861

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income (loss)	$(139,801)	$61,486
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	97,369	75,124
Stock-based compensation	42,484	41,940
Non-cash interest expense	5,768	15,991
Equity in earnings of unconsolidated investees	(9,107)	(5,408)
Excess tax benefit from stock-based compensation	(25,090)	—
Deferred income taxes and other tax liabilities	22,668	(1,893)
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	(27,915)	—
Other, net	1,940	2,619
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	292,102	(45,934)
Costs and estimated earnings in excess of billings	148,018	(14,469)
Inventories	(187,153)	23,860
Project assets	(499,847)	(33,338)
Prepaid expenses and other assets	12,640	(149,945)
Long-term financing receivables, net	(108,418)	(77,109)
Advances to suppliers	29,800	(18,578)
Accounts payable and other accrued liabilities	(59,841)	(15,376)
Billings in excess of costs and estimated earnings	(3,968)	40,440
Customer advances	(21,009)	(13,399)
Net cash used in operating activities	(429,360)	(113,989)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(27,659)	(9,550)
Purchases of property, plant and equipment	(132,352)	(45,508)
Cash paid for solar power systems, leased and to be leased	(64,419)	(35,559)
Cash paid for solar power systems	(10,007)	(4,917)
Proceeds from sales or maturities of marketable securities	—	1,380
Proceeds from 8point3 Energy Partners LP attributable to real estate projects and residential lease portfolio	363,928	—
Purchases of marketable securities	—	(30)
Cash paid for acquisitions, net of cash acquired	(59,021)	(6,894)
Cash paid for investments in unconsolidated investees	(4,092)	(5,013)
Cash paid for intangibles	(3,401)	—
Net cash provided by (used in) investing activities	62,977	(106,091)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	395,275
Cash paid for repurchase of convertible debt	(324,352)	(42,153)
Proceeds from settlement of 4.75% Bond Hedge	—	68,842
Payments to settle 4.75% Warrants	—	(81,077)
Proceeds from settlement of 4.50% Bond Hedge	74,628	114
Payments to settle 4.50% Warrants	(574)	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	80,445	74,840
Repayment of non-recourse debt financing	(1,083)	—
Proceeds from issuance of project loans, net of issuance costs	211,847	—
Assumption of project loan by customer	—	(40,672)
Repayment of bank loans, project loans and other debt	(240,198)	(16,540)
Proceeds from residential lease financing	2,219	—
Repayment of residential lease financing	(39,975)	(15,686)
Proceeds from sale-leaseback financing	17,219	23,578
Repayment of sale-leaseback financing	(2,237)	(1,360)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	29,300	—
Contributions from noncontrolling interests and redeemable noncontrolling interests	133,732	75,312
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6,790)	(2,808)
Proceeds from exercise of stock options	467	939
Excess tax benefit from stock-based compensation	25,090	—
Purchases of stock for tax withholding obligations on vested restricted stock	(42,407)	(56,000)
Net cash provided by (used in) financing activities	(82,669)	382,604
Effect of exchange rate changes on cash and cash equivalents	(4,242)	(2,306)
Net increase (decrease) in cash and cash equivalents	(453,294)	160,218
Cash and cash equivalents, beginning of period	956,175	762,511
Cash and cash equivalents, end of period	$502,881	$922,729

Non-cash transactions:
Assignment of residential lease receivables to third parties	$2,742	$6,419
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$47,295	$25,808
Costs of solar power systems, leased and to be leased, funded by liabilities	$8,229	$2,389
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$6,076	$17,333
Property, plant and equipment acquisitions funded by liabilities	$43,083	$12,146
Issuance of common stock upon conversion of convertible debt	$—	$188,263
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$68,273	$—
Acquisition of intangible assets funded by liabilities	$6,512	$—

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

Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes do not affect the Company's previously reported Consolidated Financial Statements.

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, is a 53-week fiscal year and includes a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. The third quarter of fiscal 2015 ended on September 27, 2015, while the third quarter of fiscal 2014 ended on September 28, 2014. The third quarters of fiscal 2015 and fiscal 2014 were both 13-week quarters.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued an update to the business combination standards to eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which it determines the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.  The new guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a prospective approach to adoption.  Early adoption is permitted.  The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In July 2015, the FASB issued an update to the standards to simplify the measurement of inventory.  The updated standard more closely aligns the measurement of inventory with that of International Financial Reporting Standards (“IFRS”) and amends the measurement standard from lower of cost or market to lower of cost or net realizable value.  The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires a prospective approach to adoption.  Early adoption is permitted.  The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued an update to the standards for the presentation of debt issuance costs to reduce complexity in accounting standards and to align with IFRS. The updated standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. U.S. GAAP previously required debt issuance costs to be reflected as an asset on the Company's balance sheet. The new debt issuance cost guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a retrospective approach to adoption. The Company elected early adoption of the updated accounting standard, effective in the first quarter of fiscal 2015, resulting in a one-time reclassification of $11.6 million of debt issuance costs from "Other long-term assets" to "Long-term debt" and "Convertible debt, net of current portion" in the Consolidated Balance Sheets as of December 28, 2014.

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

Credit Support Agreement

On April 28, 2011, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. Total S.A. will guarantee the Company's obligation to reimburse the applicable issuing bank a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Under the Credit Support Agreement, the Company may also request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. The Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement was amended on June 7, 2011, it became effective on June 28, 2011 in connection with the completion of the Tender Offer (the "CSA Effective Date"), and it was further amended on each of December 12, 2011 and December 14, 2012.

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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018 (see Note 12).

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021 (see Note 12).

Joint Projects with Total and its Affiliates:

The Company enters into various engineering, procurement and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of September 27, 2015, the Company had $1.1 million of "Costs and estimated earnings in excess of billings" and $1.0 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
EPC, O&M, and components revenue under joint projects	$11,905	$107,289	$14,860	$142,790
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(360)	$(724)	$(1,177)	$(1,277)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$3,479	$3,358	$8,477	$8,704
Fees incurred under the Compensation and Funding Agreement	$—	$—	$—	$1,200
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$875	$1,203
Interest expense incurred on the 0.875% debentures due 2021	$680	$547	$1,907	$662

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

The Company accounts for its investments in the 8point3 Group using the equity method, whereby the book value of the Company’s investments is recorded as a non-current asset and the Company’s portion of the 8point3 Group’s earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees." Refer to Note 11 for further discussion of the Company’s equity method investments in the 8point3 Group.

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

The Company evaluated the sale of the portion of the residential lease portfolio that was composed of operating leases and unguaranteed sales-type lease residual values under relevant guidance for leasing transactions and determined that the Company retained significant risks of ownership as defined in such guidance due, in part, to the subordination of certain of the Company’s OpCo units during the subordination period. Accordingly, the Company accounted for the sale of the operating leases and the unguaranteed sales-type lease residual values as a borrowing and reflected the $29 million of IPO cash proceeds attributable to this portion of the residential lease portfolio as a financing cash inflow in the Consolidated Statement of Cash Flows and as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. As of September 27, 2015 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $74 million.

During the third quarter of fiscal 2015, the Company received $22.8 million of additional cash proceeds from the 8point3 Group, primarily associated with the pass-through of tax equity proceeds, which were classified as an investing cash inflow in the Consolidated Statement of Cash Flows. In addition, one of the SPWR Projects reached COD during the third quarter and, pursuant to the accounting treatment discussed in the preceding paragraphs, the Company derecognized the associated project assets and current liability. No profit on the sale of the project was recognized, and the derecognition resulted in a net $5.1 million reduction in the carrying value of the Company’s investments in the 8point3 Group.

Note 4. BUSINESS COMBINATIONS

In the third quarter of fiscal 2015, the Company acquired an entity that qualified as a business combination, accounted for by the acquisition method, for a total cash consideration, net of cash acquired, of approximately $59 million. Based on the preliminary accounting for the business combination, $31 million was attributed to goodwill, $36 million to intangible assets, and $8 million to net liabilities assumed, which includes an estimate of contingent consideration that may be paid in a future period. The composition of the intangible assets acquired is presented in Note 5. This acquisition enhances the breadth and depth of our expertise in our technologies and our product offerings. The total goodwill of $31 million is primarily attributable to synergies expected to arise out of the acquisition. Goodwill is expected to be amortized over 15 years for tax purposes.

Pro forma results of operations for the acquisition have not been presented as the impact of the acquisition is not material to the Company's consolidated results of operations for the current or prior periods. The actual results of operations of this acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of December 28, 2014	$20,780	$—	$440	$21,220
Goodwill arising from business combinations	11,122	4,943	14,831	30,896
As of September 27, 2015	$31,902	$4,943	$15,271	$52,116

Other Intangible Assets

During the third quarter of fiscal 2015, the Company acquired solar power plant development assets from Australia-based Infigen Energy, which it accounted for as an asset acquisition. The acquisition consisted partially of intangible assets related to a pipeline of solar power plant projects in various early stages of development. The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of September 27, 2015
Patents and purchased technology	$49,799	$(2,705)	$47,094
Project pipeline assets	9,410	—	9,410
Purchased in-process research and development	3,700	—	3,700
Other	500	(250)	250
	$63,409	$(2,955)	$60,454
As of December 28, 2014
Patents and purchased technology	$13,675	$(615)	$13,060
Purchased in-process research and development	3,700	—	3,700
	$17,375	$(615)	$16,760

Amortization expense for intangible assets totaled $1.2 million and $2.3 million for the three and nine months ended September 27, 2015, respectively. Amortization expense for intangible assets totaled $0.2 million for both the three and nine months ended September 28, 2014.

As of September 27, 2015, the average remaining useful life of the Company's intangible assets was 5.2 years and the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2015 (remaining three months)	$2,956
2016	14,693
2017	10,539
2018	11,270
2019	8,989
Thereafter	8,307
$56,754

The estimated future amortization expense for purchased in-process research and development will be added to the table above when the Company begins to amortize the associated assets.

Note 6. BALANCE SHEET COMPONENTS

	As of
(In thousands)	September 27, 2015	December 28, 2014
Accounts receivable, net:
Accounts receivable, gross[1,2]	$225,881	$523,613
Less: allowance for doubtful accounts	(16,832)	(18,152)
Less: allowance for sales returns	(1,976)	(1,145)
	$207,073	$504,316

[1]	Includes short-term financing receivables associated with solar power systems leased of $10.3 million and $9.1 million as of September 27, 2015 and December 28, 2014, respectively (see Note 7).

[2]
Includes short-term retainage of $14.3 million and $213.0 million as of September 27, 2015 and December 28, 2014, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	September 27, 2015	December 28, 2014
Inventories:
Raw materials	$69,317	$46,848
Work-in-process	154,920	67,903
Finished goods	125,378	93,822
	$349,615	$208,573

	As of
(In thousands)	September 27, 2015	December 28, 2014
Prepaid expenses and other current assets:
Deferred project costs	$61,468	$64,784
Bond hedge derivative	—	51,951
VAT receivables, current portion	11,302	7,554
Deferred costs for solar power systems to be leased	34,239	22,537
Derivative financial instruments	6,546	7,018
Other receivables	72,787	79,927
Other prepaid expenses	73,427	47,448
Other current assets	19,286	47,626
	$279,055	$328,845

	As of
(In thousands)	September 27, 2015	December 28, 2014
Project assets - plants and land:
Project assets — plants	$568,814	$104,328
Project assets — land	12,026	12,328
	$580,840	$116,656
Project assets — plants and land, current portion	$562,699	$101,181
Project assets — plants and land, net of current portion	$18,141	$15,475

	As of
(In thousands)	September 27, 2015	December 28, 2014
Property, plant and equipment, net:
Manufacturing equipment[3]	$558,187	$554,124
Land and buildings	26,138	26,138
Leasehold improvements	242,583	236,867
Solar power systems[4]	140,783	124,848
Computer equipment	99,371	88,257
Furniture and fixtures	9,963	9,436
Construction-in-process	186,492	75,570
	1,263,517	1,115,240
Less: accumulated depreciation	(582,137)	(529,896)
	$681,380	$585,344

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $86.4 million and $111.9 million as of September 27, 2015 and December 28, 2014, respectively.

[4]
Includes $110.4 million and $94.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of September 27, 2015 and December 28, 2014, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 7).

	As of
(In thousands)	September 27, 2015	December 28, 2014
Property, plant and equipment, net by geography[5]:
Philippines	$418,044	$335,643
United States	195,609	183,631
Mexico	42,529	40,251
Europe	24,142	24,748
Other	1,056	1,071
	$681,380	$585,344

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	September 27, 2015	December 28, 2014
Other long-term assets:
Equity method investments	$283,216	$210,898
Cost method investments	36,378	32,308
Other	72,708	57,023
	$392,302	$300,229

	As of
(In thousands)	September 27, 2015	December 28, 2014
Accrued liabilities:
Bond hedge derivatives	$—	$51,951
Employee compensation and employee benefits	46,205	47,667
Deferred revenue	17,892	33,412
Short-term residential lease financing	—	1,489
Interest payable	8,868	10,575
Short-term warranty reserves	17,275	13,278
Restructuring reserve	2,374	13,477
VAT payables	3,878	6,073
Derivative financial instruments	1,698	1,345
Short-term residential lease financing with 8point3 Energy Partners	4,221	—
Proceeds from 8point3 Energy Partners IPO attributable to pre-COD projects	286,382	—
Other	144,906	151,767
	$533,699	$331,034

	As of
(In thousands)	September 27, 2015	December 28, 2014
Other long-term liabilities:
Deferred revenue	$179,978	$176,804
Long-term warranty reserves	144,364	141,370
Long-term sale-leaseback financing	127,592	111,904
Long-term residential lease financing	2,236	27,122
Long-term residential lease financing with 8point3 Energy Partners	25,087	—
Unrecognized tax benefits	27,868	31,764
Long-term pension liability	12,305	9,980
Derivative financial instruments	1,180	3,712
Other	31,510	52,688
	$552,120	$555,344

	As of
(In thousands)	September 27, 2015	December 28, 2014
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(11,749)	$(8,712)
Net unrealized loss on derivatives	4,164	(1,443)
Net loss on long-term pension liability adjustment	(2,878)	(2,878)
Deferred taxes	(901)	(422)
	$(11,364)	$(13,455)

Note 7. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014:

	As of
(In thousands)	September 27, 2015	December 28, 2014
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$505,496	$396,704
Solar power systems to be leased	27,443	21,202
	532,939	417,906
Less: accumulated depreciation	(40,790)	(26,993)
	$492,149	$390,913

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of September 27, 2015 and December 28, 2014, the Company had pledged solar assets with an aggregate book value of zero and $140.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of September 27, 2015:

(In thousands)	Fiscal 2015 (remaining three months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$4,520	15,159	15,185	15,218	15,251	226,845	$292,178

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of September 27, 2015 and December 28, 2014, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	September 27, 2015	December 28, 2014
Financing receivables:
Minimum lease payments receivable[1]	$327,300	$319,244
Unguaranteed residual value	46,687	34,343
Unearned income	(63,403)	(74,859)
Net financing receivables	$310,584	$278,728
Current	$10,348	$9,141
Long-term	$300,236	$269,587

[1]	Net of allowance for doubtful accounts.

As of September 27, 2015, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2015 (remaining three months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$4,286	16,020	16,156	16,297	16,441	258,100	$327,300

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain arrangements the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the term of the arrangement as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. The Company uses this approach to account for both operating and sales-type leases with its residential lease customers in the consolidated financial statements. These arrangements were terminated in the first half of fiscal 2015. The Company entered into a new arrangement in the third quarter of fiscal 2015 that is similarly accounted for as a borrowing. As of September 27, 2015 and December 28, 2014, the remaining liability to third-party investors under these arrangements presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $2.2 million and $28.6 million, respectively (see Note 6).

The Company has entered into multiple financing facilities with third-party investors under which the investors invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended September 27, 2015 the Company received $41.8 million and $133.7 million, respectively, in contributions from investors under the related facilities and attributed losses of $31.1 million and $80.9 million, respectively, to the third-party investors corresponding principally to certain assets, including tax credits, that were allocated to the investors during the periods. During the three and nine months ended September 28, 2014, the Company received $22.5 million and $75.3 million, respectively, in contributions from investors under the related facilities and attributed losses of $14.7 million and $49.7 million, respectively, to the third-party investors corresponding principally to certain assets, including tax credits, that were allocated to the investors during the periods.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of September 27, 2015, future minimum lease obligations associated with these systems was $89.2 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the

Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 6). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 6). As of September 27, 2015, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $108.0 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 27, 2015 or December 28, 2014.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of September 27, 2015 and December 28, 2014:

	September 27, 2015			December 28, 2014
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$225,000	$225,000	$—	$375,000	$375,000	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 12)	—	—	—	51,951	—	51,951
Derivative financial instruments (Note 13)	6,546	—	6,546	7,018	—	7,018
Total assets	$231,546	$225,000	$6,546	$433,969	$375,000	$58,969
Liabilities
Accrued liabilities:
Debt derivatives (Note 12)	$—	$—	$—	$51,951	$—	$51,951
Derivative financial instruments (Note 13)	1,698	—	1,698	1,345	—	1,345
Other long-term liabilities:
Derivative financial instruments (Note 13)	1,180	—	1,180	3,712	—	3,712
Total liabilities	$2,878	$—	$2,878	$57,008	$—	$57,008
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

Debt Derivatives

The 4.50% Bond Hedge (as described in Note 12) and the embedded cash conversion option within the 4.50% debentures due 2015 (as described in Note 12), which both matured in the first quarter of 2015, were classified as derivative instruments that required mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments as of December 28, 2014 were determined utilizing the following Level 1 and Level 2 inputs:

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

[1]
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share of the Company's common stock at $22.53. The Company utilized a Black-Scholes valuation model to value the 4.50% Bond Hedge and embedded cash conversion option. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's common stock on the last trading day of the quarter.

(ii)	Exercise prices. The exercise price of the 4.50% Bond Hedge and the embedded cash conversion option.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the 4.50% Bond Hedge and the embedded cash conversion option.

(iv)	Stock volatility. The volatility of the Company's common stock over the life of the 4.50% Bond Hedge and the embedded cash conversion option.

(v)	Credit risk adjustment. Represents the weighted average of the credit default swap rate of the counterparties.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including project assets, property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have maturity dates of up to five years and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of September 27, 2015 and December 28, 2014, these bonds had a carrying value of $6.6 million and $7.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of September 27, 2015 and December 28, 2014, the Company had $283.2 million and $210.9 million, respectively, in investments accounted for under the equity method (see Note 11). As of September 27, 2015 and December 28, 2014, the Company had $36.4 million and $32.3 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	September 27, 2015	December 28, 2014
Accounts receivable	$20,543	$22,425
Other long-term assets	$1,405	$1,623
Accounts payable	$50,507	$50,039
Accrued liabilities	$290,604	$—
Customer advances	$85	$4,210
Other long-term liabilities	$25,087	$—

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Payments made to investees for products/services	$100,129	$107,328	$328,159	$329,434
Revenue from sales to investees of products/services	$8,953	$—	$35,755	$—

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

Note 9. RESTRUCTURING

November 2014 Restructuring Plan

On November 14, 2014, the Company announced a reorganization plan intended to realign resources consistent with the Company's global strategy and improve its overall operating efficiency and cost structure. These restructuring activities were substantially complete as of September 27, 2015; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with this plan, primarily due to other costs, such as legal and accounting services.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of September 27, 2015; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Nine Months Ended		Cumulative To Date
(In thousands)	September 27, 2015	September 28, 2014
November 2014 Plan:
Non-cash impairment charges	$5	$—	$724
Severance and benefits	3,462	—	15,642
Other costs[1]	3,034	—	3,247
	6,501	—	19,613

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	60,596
Severance and benefits	(143)	(1,657)	46,566
Lease and related termination costs	—	382	5,774
Other costs[1]	(302)	285	10,558
	(445)	(990)	123,494
Total restructuring charges	$6,056	$(990)	$143,107

The following table summarizes the restructuring reserve activity during the nine months ended September 27, 2015:

	Nine Months Ended
(In thousands)	December 28, 2014	Charges (Benefits)	Payments	September 27, 2015
November 2014 Plan:
Severance and benefits	$12,075	$3,462	$(14,559)	$978
Other costs[1]	145	3,034	(2,046)	1,133
	12,220	6,496	(16,605)	2,111

Legacy Restructuring Plans:
Severance and benefits	421	(143)	(276)	2
Lease and related termination costs	390	—	(23)	367
Other costs[1]	446	(302)	(250)	(106)
	1,257	(445)	(549)	263
Total restructuring liability	$13,477	$6,051	$(17,154)	$2,374

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of September 27, 2015, future minimum lease payments for facilities under operating leases were $48.8 million, to be paid over the remaining contractual terms of up to 10 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of September 27, 2015, future minimum lease payments for assets under capital leases were $6.2 million, to be paid over the remaining contractual terms of up to 10 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 27, 2015 are as follows:

(In thousands)	Fiscal 2015 (remaining three months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total[1,2]
Future purchase obligations	$664,841	322,623	348,818	182,217	175,695	164,847	$1,859,041

[1]	Total future purchase obligations as of September 27, 2015 include $141.6 million to related parties.

[2]	Total future purchase obligations were composed of $264.3 million related to non-cancellable purchase orders and $1.6 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. The Company did not make any additional advance payments under its long-term supply agreements during the first nine months of fiscal 2015. During the three and nine months ended September 28, 2014, the Company made additional advance payments totaling $16.4 million and $49.3 million, respectively, in accordance with the terms of existing long-term supply agreements. As of September 27, 2015 and December 28, 2014, advances to suppliers totaled $379.9 million and $409.7 million, respectively, of which $73.3 million and $98.1 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 84% and 16% of total advances to suppliers as of September 27, 2015, and 82% and 17% as of December 28, 2014.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of September 27, 2015 is as follows:

(In thousands)	Fiscal 2015 (remaining three months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Estimated utilization of advances from customers	$6,813	26,680	27,039	27,039	28,842	43,263	$159,676

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. As of September 27, 2015 and December 28, 2014, outstanding advance payments received from AUOSP totaled $153.5 million and $167.2 million, respectively, of which $21.6 million and $18.3 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the nine months ended September 27, 2015 and September 28, 2014, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance at the beginning of the period	$156,531	$150,793	$154,648	$149,372
Accruals for warranties issued during the period	6,716	9,112	19,058	18,613
Settlements and adjustments during the period	(1,608)	(5,162)	(12,067)	(13,242)
Balance at the end of the period	$161,639	$154,743	$161,639	$154,743

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and other unconsolidated investees, subject to certain conditions (see Note 11). As of September 27, 2015, the Company has future financing obligations through fiscal 2015 totaling $179.8 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $28.9 million and $31.8 million as of September 27, 2015 and December 28, 2014, respectively. As of September 27, 2015, approximately $1.0 million of uncertain tax positions related to a Swiss tax audit are included in "Accrued liabilities" in the Company's Consolidated Balance Sheets as they are reasonably possible to be paid within the next 12 months as a result of settlement, and $27.9 million of uncertain tax positions are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next 12 months. As of December 28, 2014, total liabilities of $31.8 million associated with uncertain tax positions were included in "Other long-term liabilities" as they were not expected to be paid within the next 12 months. The reduction in liabilities associated with uncertain tax positions from December 28, 2014, was primarily due to tax settlements in certain foreign jurisdictions in the fiscal quarter ended June 28, 2015, partially offset by additional accruals in the United States in the fiscal quarter ended September 27, 2015. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with investors of its residential lease program incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of September 27, 2015 and December 28, 2014, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $12.3 million and $10.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees.

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

The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. In its first partial award, the tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, SPML must pay FPSC damages in the amount of $25.2 million. The arbitral tribunal issued its second partial award dated July 14, 2015, which ordered that (i) the price payable by SPML to FPEC for its interests in FPSC be reduced from $30.3 million to $23.2 million, (ii) FPEC’s request for interest is refused, and (iii) the payment and transfer of shares between FPEC and SPML is to take place in accordance with the procedure agreed between the parties. The tribunal issued its final award dated September 30, 2015, which ordered that (i) each side should bear its own costs and attorneys' fees, and (ii) the arbitration costs should be split between the parties evenly.

SPML has filed a challenge to both the first and second partial awards with the High Court in Hong Kong. The hearing on the challenge is scheduled for June 14 and 15, 2016 in Hong Kong. SPML has also filed applications to the Court in the Philippines to: (i) prevent FPSC or FPEC from enforcing the awards pending the outcome of the challenge in Hong Kong; and (ii) gain access to FPSC's books and records. The application to prevent enforcement of the award has not been ruled on. The application for access was granted, and the inspection of FPSC's books is ongoing.

As of September 27, 2015, the Company recorded an accrual of $48.4 million related to this matter based on the Company's best estimate of probable loss.

AUO Arbitration

On April 17, 2015, SunPower Technology Ltd. ("SPTL"), a wholly-owned subsidiary of the Company, commenced an arbitration before the ICC International Court of Arbitration against AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Corp.," and together with AUO, the “AUO Group”), for breaches of the AUOSP Joint Venture Agreement and associated agreements executed in 2010 (the "JVA") as well as breaches of the License and Patent Technology Agreement executed in 2011 (the "LTA").  SPTL’s claim alleges that, among other things, the AUO Group has sold solar modules containing cells manufactured at AUOSP in violation of provisions in the JVA and the LTA that set geographical restrictions on sales activities as well as provisions that restrict each party’s use of the other’s confidential information. On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and the Company (collectively, the "SunPower Group").  In its counterclaim, the AUO Group seeks $28.6 million in lost profits and $35.6 million in disgorgement from the SunPower Group, alleging improper use of the AUO Group’s proprietary manufacturing expertise.  On October 12, 2015, SPTL filed and served its formal Reply Memorial and Defence to Counterclaims. The merits hearings are scheduled to begin in the first quarter of 2016.  The Company is currently unable to determine whether the resolution of this matter will have a material effect on the Company’s consolidated financial statements.

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

Note 11. EQUITY METHOD INVESTMENTS

As of September 27, 2015 and December 28, 2014, the Company's carrying value of its equity method investments totaled $283.2 million and $210.9 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AUO Corp. formed the joint venture AUOSP. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company) and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the Company is committed to purchase 80% of AUOSP's total annual output allocated on a monthly basis to the Company. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. In fiscal 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of September 27, 2015, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of September 27, 2015 and December 28, 2014, the Company's investment in AUOSP had a carrying value of $199.6 million and $191.7 million, respectively.

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

As of September 27, 2015 and December 28, 2014, the Company's investment in the 8point3 Group had a carrying value of $65.4 million and zero, respectively.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	September 27, 2015				December 28, 2014
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$396,248	$396,248	$400,000	$—	$395,475	$395,475
0.75% debentures due 2018	300,000	—	297,966	297,966	300,000	—	297,401	297,401
4.50% debentures due 2015	—	—	—	—	249,645	245,325	—	245,325
0.75% debentures due 2027	—	—	—	—	79	—	79	79
IFC mortgage loan	32,500	14,993	16,691	31,684	47,500	14,983	31,492	46,475
CEDA loan	30,000	—	27,657	27,657	30,000	—	27,379	27,379
Quinto Credit Facility	—	—	—	—	61,481	—	61,481	61,481
Other debt[1]	220,063	4,156	214,717	218,873	91,398	1,963	88,605	90,568
	$982,563	$19,149	$953,279	$972,428	$1,180,103	$262,271	$901,912	$1,164,183

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 10.

As of September 27, 2015, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2015 (remaining three months)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Aggregate future maturities of outstanding debt	$648	19,588	20,761	310,291	6,833	624,442	$982,563

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	September 27, 2015			December 28, 2014
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$396,248	$400,000	$338,524	$395,475	$400,000	$358,000
0.75% debentures due 2018	297,966	300,000	328,104	297,401	300,000	366,750
4.50% debentures due 2015	—	—	—	245,325	249,645	294,581
0.75% debentures due 2027	—	—	—	79	79	80
	$694,214	$700,000	$666,628	$938,280	$949,724	$1,019,411

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

4.50% Debentures Due 2015

In 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures due 2015"). Interest was payable semi-annually, beginning on September 15, 2010. The 4.50% debentures due 2015 were convertible only into cash, and not into shares of the Company's common stock (or any other securities) at a conversion price of $22.53 per share. The 4.50% debentures due 2015 matured on March 15, 2015. During March 2015, the Company paid holders an aggregate of $324.4 million in cash in connection with the settlement of the outstanding 4.50% debentures due 2015. No 4.50% debentures due 2015 remained outstanding after the maturity date.

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

During the three and nine months ended September 27, 2015, the Company recognized a non-cash loss of zero and $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to expiration of the embedded conversion option. During the three and nine months ended September 28, 2014, the Company recognized a non-cash gain of $56.7 million and non-cash loss of $44.6 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the embedded cash conversion option.

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

During the three and nine months ended September 27, 2015, the Company recognized a non-cash gain of zero and $52.0 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value before settlement of the 4.50% Bond Hedge. During the three and nine months ended September 28, 2014, the Company recognized a non-cash loss of $56.7 million and non-cash gain of $44.6 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 6). As of both September 27, 2015 and December 28, 2014, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

As of both September 27, 2015 and December 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

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

Other Debt

During fiscal 2015, the Company entered into a long-term non-recourse credit facility to finance a 52 MW utility and power plant in Colorado. The outstanding borrowings under this facility amounted to $49.3 million as of September 27, 2015.

During fiscal 2014 and 2015, the Company entered into three long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2015, the Company drew down $80.4 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17-year terms and as of September 27, 2015, the short-term and long-term balances of the loans were $3.6 million and $156.8 million, respectively.

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of September 27, 2015 and December 28, 2014 was $8.3 million and $8.6 million, respectively.

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

As of September 27, 2015 and December 28, 2014, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $461.8 million and $654.7 million, respectively.

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

As of September 27, 2015 and December 28, 2014, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $13.4 million and $1.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 13. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 27, 2015	December 28, 2014
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$2,240
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	3,516	4
		$3,516	$2,244
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	3,030	4,774
Interest rate contracts	Other long-term assets	$—	$—
		$3,030	$4,774

Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	—	—
Interest rate contracts	Other long-term liabilities	650	3,712
		$650	$3,712

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	1,698	1,345
Interest rate contracts	Other long-term liabilities	530	—
		$2,228	$1,345

	September 27, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$6,546	$—	$6,546	$1,698	$—	$4,848
Derivative liabilities	$2,878	$—	$2,878	$1,698	$—	$1,180

	December 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,018	$—	$7,018	$1,345	$—	$5,673
Derivative liabilities	$5,057	$—	$5,057	$1,345	$—	$3,712

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(635)	$(448)	$(1,443)	$(805)
Unrealized gain recognized in OCI	4,704	2,351	9,339	2,213
Less: Loss (gain) reclassified from OCI to earnings	95	(203)	(3,732)	292
Net gain on derivatives	$4,799	$2,148	$5,607	$2,505
Gain in OCI at the end of the period	$4,164	$1,700	$4,164	$1,700

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and nine months ended September 27, 2015, and September 28, 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(666)	$(42)	$(1,289)	$769
Derivatives not designated as hedging instruments:
Gain recognized in "Other, net"	$(39)	$3,254	$1,112	$3,460

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

As of September 27, 2015, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of zero and $61.0 million, respectively. As of December 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $26.6 million and $12.2 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of September 27, 2015, the Company held option contracts and forward contracts with an aggregate notional value of zero and $6.2 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from June 2015 to September 2015. The Company held option contracts and forward contracts with an aggregate notional value of zero and $122.5 million, respectively, as of December 28, 2014, to hedge balance sheet exposure.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of September 27, 2015 and December 28, 2014, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $8.3 million and $247.0 million, respectively. These swap agreements allow the Company to effectively convert floating rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur.

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

Note 14. INCOME TAXES

In the three and nine months ended September 27, 2015, the Company's income tax provision of $36.2 million and $37.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $56.1 million and $111.0 million, respectively, was primarily due to projected tax expense resulting from forecasted taxable income for fiscal 2015, primarily driven by transactions with the 8point3 Group, the geographic mix of jurisdictions with profit before tax, book to tax differences, and accruals of unrecognized tax benefits in the current period, partially offset by utilization of net operating loss and credit carryforwards. In the three and nine months ended September 28, 2014, the Company's income tax benefit of $8.3 million and $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $7.3 million and $53.2 million, respectively, was primarily due to an increase in forecasted profit before tax for the fiscal period, provision to return adjustments, and acquired deferred tax liabilities used to reduce the valuation allowance, partially offset by state taxes and the recognition of previously unrecognized tax benefits.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(56,326)	$32,033	$(59,398)	$111,179
Denominator
Basic weighted-average common shares	136,473	131,204	134,294	127,716

Basic net income (loss) per share	$(0.41)	$0.24	$(0.44)	$0.87

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	(56,326)	32,033	(59,398)	111,179
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	551	—	1,552
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	858	—	1,039
Net income (loss) available to common stockholders	(56,326)	33,442	(59,398)	113,770
Denominator
Basic weighted-average common shares	136,473	131,204	134,294	127,716
Effect of dilutive securities:
Stock options	—	79	—	93
Restricted stock units	—	4,110	—	4,803
Upfront Warrants (held by Total)	—	7,525	—	7,344
Warrants (under the CSO2015)	—	3,970	—	3,326
Warrants (under the CSO2014)	—	—	—	349
0.75% debentures due 2018	—	12,026	—	12,026
0.875% debentures due 2021	—	8,203	—	3,305
Dilutive weighted-average common shares	136,473	167,117	134,294	158,962

Diluted net income (loss) per share	$(0.41)	$0.20	$(0.44)	$0.72

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. The warrants under the CSO2015 and CSO2014, when such warrants were still outstanding, entitled holders to acquire up to 11.1 million and 8.7 million shares, respectively, of the Company's common stock at an exercise price of $24.00 and $26.40, respectively. In February 2014, the CSO2014 was settled, leaving none of the related Warrants outstanding (see Note 12); and during the second quarter of fiscal 2015, the Company entered into unwind agreements pursuant to which the Company issued common stock to settle all of the outstanding warrants relating to the CSO2015 (see Note 12).

Holders of the Company's 0.875% debentures due 2021 and 0.75% debentures due 2018 may, and holders of the 4.75% debentures due 2014 before their maturity could, convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or before maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures due 2014 matured and were fully settled in both cash and shares of the Company's common stock (see Note 12).

Holders of the Company's 4.50% debentures due 2015 could, under certain circumstances at their option and before maturity, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities).

Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation. In March 2015, the 4.50% debentures due 2015 matured and were settled in cash (see Note 12).

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015 [1]	September 28, 2014	September 27, 2015 [1]	September 28, 2014
Stock options	168	118	168	139
Restricted stock units	3,718	368	3,718	375
Upfront Warrants (held by Total)	6,531	—	6,880	—
Warrants (under the CSO2015)	n/a	—	1,218	—
0.75% debentures due 2018	12,026	—	12,026	—
0.875% debentures due 2021	8,203	—	8,203	—
4.75% debentures due 2014	n/a	n/a	n/a	3,347

1As a result of the net loss per share for the three and nine months ended September 27, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of Residential revenue	$1,541	$1,007	$3,675	$2,891
Cost of Commercial revenue	917	440	1,836	1,471
Cost of Power Plant revenue	1,752	2,525	4,525	6,516
Research and development	2,172	2,022	6,825	5,731
Sales, general and administrative	8,516	7,731	25,623	25,331
Total stock-based compensation expense	$14,898	$13,725	$42,484	$41,940

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restricted stock units	14,517	13,376	43,906	41,724
Change in stock-based compensation capitalized in inventory	381	349	(1,422)	216
Total stock-based compensation expense	$14,898	$13,725	$42,484	$41,940

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following tables present information by end-customer segment including revenue, gross margin, and depreciation and amortization, as well as revenue by geography, based on the destination of the shipments:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue
Distributed Generation
Residential	163,563	153,947	471,092	474,799
Commercial	84,983	94,830	197,030	256,421
Power Plant	131,672	413,957	533,987	1,131,807
Total revenue	380,218	662,734	1,202,109	1,863,027
Cost of revenue
Distributed Generation
Residential	126,411	126,552	366,162	384,241
Commercial	72,337	81,231	178,059	220,483
Power Plant	118,826	346,437	433,545	892,655
Total cost of revenue	317,574	554,220	977,766	1,497,379
Gross margin
Distributed Generation
Residential	37,152	27,395	104,930	90,558
Commercial	12,646	13,599	18,971	35,938
Power Plant	12,846	67,520	100,442	239,152
Total gross margin	$62,644	$108,514	$224,343	$365,648

	Three Months Ended		Nine Months Ended
Depreciation and amortization by segment (in thousands):	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Distributed Generation
Residential	$13,276	$6,408	$33,952	$19,571
Commercial	$11,951	$2,774	$21,645	$9,566
Power Plant	$12,137	$16,545	$41,772	$45,987

The following tables present information by significant customers and categories:

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	*	36%	18%	37%
*denotes less than 10% during the period

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue by geography:
United States	74%	62%	69%	63%
Japan	11%	13%	14%	15%
Rest of World	15%	25%	17%	22%
	100%	100%	100%	100%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the three months ended September 27, 2015, and September 28, 2014 is as follows:

	Three Months Ended September 28, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$162,252	$145,913	$133,239	$36,081	22.2%	$31,262	21.4%	$10,879	8.2%
8point3 Energy Partners	1,311	(60,930)	—	508		(18,804)		—
Utility and power plant projects	—	—	(1,567)	—		—		516
FPSC arbitration ruling	—	—	—	2,456		1,299		3,745
Stock-based compensation	—	—	—	(1,541)		(917)		(1,752)
Other	—	—	—	(352)		(194)		(542)
GAAP	$163,563	$84,983	$131,672	$37,152	22.7%	$12,646	14.9%	$12,846	9.8%

	Three Months Ended September 28, 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$153,947	$94,830	$455,432	$28,576	18.6%	$14,114	14.9%	$74,994	16.5%
Utility and power plant projects	—	—	(41,475)	—		—		721
Stock-based compensation	—	—	—	(1,007)		(440)		(2,525)
Other	—	—	—	(174)		(75)		(5,670)
GAAP	$153,947	$94,830	$413,957	$27,395	17.8%	$13,599	14.3%	$67,520	16.3%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the nine months ended September 27, 2015, and September 28, 2014 is as follows:

	Nine Months Ended September 27, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$469,781	$257,960	$520,971	$106,769	22.7%	$38,303	14.8%	$87,454	16.8%
8point3 Energy Partners	1,311	(60,930)	—	508		(18,804)		—
Utility and power plant projects	—	—	13,016	—		—		16,095
FPSC arbitration ruling	—	—	—	4,425		2,593		7,582
Stock-based compensation	—	—	—	(3,675)		(1,836)		(4,524)
Other	—	—	—	(3,097)		(1,285)		(6,165)
GAAP	$471,092	$197,030	$533,987	$104,930	22.3%	$18,971	9.6%	$100,442	18.8%

	Nine Months Ended September 28, 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$474,799	$256,421	$1,277,768	$93,996	19.8%	$37,676	14.7%	$257,481	20.2%
Utility and power plant projects	—	—	(145,961)	—		—		(5,285)
Stock-based compensation	—	—	—	(2,891)		(1,471)		(6,516)
Other	—	—	—	(547)		(267)		(6,528)
GAAP	$474,799	$256,421	$1,131,807	$90,558	19.1%	$35,938	14.0%	$239,152	21.1%

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

For more information about our accounting of the IPO and related transactions, please refer to the sections titled "Note 3. 8point3 Energy Partners LP" and "Note 11. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, is a 53-week fiscal year and includes a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. The third quarter of fiscal 2015 ended on September 27, 2015, while the third quarter of fiscal 2014 ended on September 28, 2014. The third quarters of fiscal 2015 and fiscal 2014 were both 13-week quarters.

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

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of September 27, 2015:

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

As of September 27, 2015, an aggregate of approximately $141 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of September 27, 2015:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project
Henrietta Solar Project*	California, USA	128	PG&E	2016
Boulder Solar Project	Nevada, USA	125	NV Energy	2016
Stanford Solar Generating Station*	California, USA	68	Stanford University	2016
Hooper Solar Project*	Colorado, USA	60	Public Service Company of Colorado	2016
Rio Bravo Solar Projects	California, USA	50	Southern California Edison	2016
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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Distributed Generation
Residential	163,563	153,947	6%	471,092	474,799	(1)%
Commercial	84,983	94,830	(10)%	197,030	256,421	(23)%
Power Plant	131,672	413,957	(68)%	533,987	1,131,807	(53)%
Total revenue	$380,218	$662,734	(43)%	$1,202,109	$1,863,027	(35)%

Total Revenue:  Our total revenue decreased 43% and 35% during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. A decline in sales of solar power systems and components to residential and commercial customers also contributed to the period-over-period decrease in total revenue. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Concentrations: Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 35% and 44% during the three and nine months ended September 27, 2015 as compared to 62% and 61% during the three and nine months ended September 28, 2014, respectively. The decrease in the percentage of revenue for the Power Plant Segment was primarily driven by substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and nine months ended September 27, 2015 and September 28, 2014.

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	*	36%	18%	37%
*denotes less than 10% during the period

Residential Revenue: Residential revenue increased 6% during the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 primarily due to an increase in residential component sales in North America driven by stronger sales through our dealer network and an increase in the number of leases placed in service under our residential leasing program within the United States. Residential revenue decreased 1% during the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014 primarily due to a decline in the sales of solar power components and systems to our residential customers, particularly in Japan, where a reduction in the country's feed-in tariff during the third quarter of fiscal 2015 reduced demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general. The decrease in residential revenue was partially offset by an increase in residential component sales in North America driven by stronger sales through our dealer network and an increase in the number of leases placed in service under our residential leasing program within the United States.

Commercial Revenue:  Commercial revenue decreased 10% and 23% during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily due to the completion of certain commercial solar power system projects, and the associated revenue recognition, during fiscal 2015 and a decrease in commercial component sales across all geographies, particularly in Japan, where a reduction in the country's feed-in tariff during the third quarter of fiscal 2015 reduced demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Commercial profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Power Plant Revenue: Power Plant revenue decreased 68% and 53% during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems located within the United States. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any power Plant Plant profit during the remainder of fiscal 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Distributed Generation
Residential	126,411	126,552	—%	366,162	384,241	(5)%
Commercial	72,337	81,231	(11)%	178,059	220,483	(19)%
Power Plant	118,826	346,437	(66)%	433,545	892,655	(51)%
Total cost of revenue	$317,574	$554,220	(43)%	$977,766	$1,497,379	(35)%
Total cost of revenue as a percentage of revenue	84%	84%		81%	80%
Total gross margin percentage	16%	16%		19%	20%

Total Cost of Revenue: Our total cost of revenue decreased 43% and 35% during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, primarily as a result of the substantial completion at the end of fiscal 2014 of recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States.

Gross Margin

	Three Months Ended			Nine Months Ended
(As a percentage of revenue)	September 27, 2015	September 28, 2014	Change	September 27, 2015	September 28, 2014	Change
Distributed Generation
Residential	23%	18%	5%	22%	19%	3%
Commercial	15%	14%	1%	10%	14%	(4)%
Power Plant	10%	16%	(6)%	19%	21%	(2)%

Residential Gross Margin: Gross margin for our Residential Segment increased 5 percentage points during both the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014 primarily as a result of increased volume of sales with favorable margins for residential leases and solar power systems and components in the United States, partially offset by lower margins on solar power components resulting from declines in average selling prices in Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 1 percentage point and 4 percentage points during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily as a result of higher than expected costs on and changes in the scope of certain commercial EPC projects in the United States. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Commercial profit during the remainder of 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 6 percentage points and 2 percentage points during the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily as a result of the substantial completion of large-scale solar power systems with favorable margins at the end of fiscal 2014 within the United States. Additionally, during the second and third quarters of fiscal 2015, we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Furthermore, we do not expect to recognize any Power Plant profit during the remainder of 2015 on sales to 8point3 Energy Partners of projects that involve real estate.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
R&D	$24,973	$17,291	44%	$66,701	$50,618	32%
As a percentage of revenue	7%	3%		6%	3%

R&D expense increased $7.7 million and $16.1 million in the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as consulting and outside services supporting programs related to our next generation solar technology, as well as amortization of intangible assets attributed to R&D activity. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
SG&A	$81,109	$68,394	19%	$239,843	$213,821	12%
As a percentage of revenue	21%	10%		20%	11%

SG&A expense increased $12.7 million and $26.0 million in the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014, respectively, primarily due to costs related to the formation and IPO of 8point3 Energy Partners and increased marketing activity in North America and through digital media.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Restructuring charges	$726	$188	n.m.	$6,056	$(990)	n.m.
As a percentage of revenue	—%	—%		1%	—%

Restructuring charges in the three and nine months ended September 27, 2015 increased $0.5 million and $7.0 million as compared to the three and nine months ended September 28, 2014, respectively, primarily related to severance charges associated with our November 2014 restructuring plan. Remaining restructuring charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

See "Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Interest income	$448	$922	(51)%	$1,498	$1,908	(21)%
Interest expense	(8,796)	(17,170)	(49)%	(32,994)	(53,072)	(38)%
Other, net	(3,601)	882	(508)%	8,761	2,175	303%
Other expense, net	$(11,949)	$(15,366)	22%	$(22,735)	$(48,989)	54%
As a percentage of revenue	(3)%	(2)%		(2)%	(3)%

Other expense, net decreased $3.4 million in the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 primarily driven by a decrease in interest expense due to the maturity of the 4.75% debentures in April of fiscal 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses. Other expense, net decreased $26.3 million in the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014 primarily driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, a decrease in interest expense due to the maturity of the 4.75% debentures in April of fiscal 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Benefit from (provision for) income taxes	$(36,224)	$8,320	(535)%	$(37,916)	$2,868	(1,422)%
As a percentage of revenue	(10)%	1%		(3)%	—%

In the three and nine months ended September 27, 2015, our income tax provision of $36.2 million and $37.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $56.1 million and $111.0 million, respectively, was primarily due to projected tax expense resulting from forecasted taxable income for fiscal 2015, primarily driven by transactions with the 8point3 Group, book to tax differences, and accruals of unrecognized tax benefits in the current period, partially offset by utilization of net operating loss and credit carryforwards. The increase in our income tax provision was a result of an increase in forecasted taxable income and a change in the geographic mix of jurisdictions. In the three and nine months ended September 28, 2014, our income tax benefit of $8.3 million and $2.9 million, respectively, on an income before income taxes and equity in earnings of unconsolidated investees of $7.3 million and $53.2 million, respectively, was primarily due to an increase in forecasted profit before tax for the fiscal period, provision to return adjustments, and acquired deferred tax liabilities used to reduce the valuation allowance, partially offset by state taxes and the recognition of previously unrecognized tax benefits.
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

We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of September 27, 2015, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Equity in earnings of unconsolidated investees	$5,052	$1,689	199%	$9,107	$5,408	68%
As a percentage of revenue	1.3%	0.3%		0.8%	0.3%

Our equity in earnings of unconsolidated investees increased $3.4 million and $3.7 million in the three and nine months ended September 27, 2015 compared to the three and nine months ended September 28, 2014, respectively, primarily due to activities at our AUOSP joint venture and the activities of the 8point3 Group that took place during the third quarter of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

Net Income (loss)

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Net income (loss)	$(87,285)	$17,284	(605)%	$(139,801)	$61,486	(327)%

In the three months ended September 27, 2015 our net income decreased $104.6 million and changed from a net income to a net loss as compared to the three months ended September 28, 2014. The decrease in net income (loss) was primarily driven by: (i) a $45.9 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014 and the deferral of all profits on transactions with the 8point3 Group involving real estate in the third quarter of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP," (ii) a $44.5 million increase in income taxes primarily due to an increase in forecasted taxable income and a change in the geographic mix of jurisdictions, and (iii) a $20.9 million increase in operating expenses due to increased headcount and marketing activities. The decrease in net income was partially offset by: (i) a $3.4 million decrease in other expense, net driven by a decrease in interest expense due to the maturity of the 4.75% debentures in April of fiscal 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses, and (ii) a $3.4 million increase in our equity in earnings of unconsolidated investees due to activities at our AUOSP joint venture and the activities of the 8point3 Group that took place during the third quarter of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

In the nine months ended September 27, 2015 our net income decreased by $201.3 million and changed from a net income to a net loss as compared to nine months ended September 28, 2014. The decrease in net income (loss) was primarily driven by: (i) a $141.3 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014 and the deferral of all profits on transactions with the 8point3 Group involving real estate in the second and third quarters of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP," (ii) a $49.2 million increase in operating expenses due to increased headcount, activities related to the formation and IPO of 8point3 Energy Partners and charges related to the November 2014 restructuring plan, and (iii) a $40.8 million increase in income tax primarily due to an increase in forecasted taxable income and a change in the geographic mix of jurisdictions. The decrease in net income was partially offset by: (i) a $26.3 million decrease in other expense, net driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, a decrease in interest expense due to the maturity of the 4.75% debentures in April of fiscal 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses, and (ii) a $3.7 million increase in our equity in earnings of unconsolidated investees due to activities at our AUOSP joint venture and the activities of the 8point3 Group that took place during the third quarter of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$30,959	$14,749	110%	$80,403	$49,693	62%

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

In the three months ended September 27, 2015 and September 28, 2014, we attributed $31.0 million and $14.7 million, respectively, of losses to the third-party investors primarily as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $16.3 million increase in loss attributable to these third-party investors is primarily the result of additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

In the nine months ended September 27, 2015 and September 28, 2014, we attributed $80.4 million and $49.7 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $30.7 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily due to additional leases placed in service under existing and new facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014
Net cash used in operating activities	$(429,360)	$(113,989)
Net cash provided by (used in) investing activities	$62,977	$(106,091)
Net cash provided by (used in) financing activities	$(82,669)	$382,604

Operating Activities

Net cash used in operating activities in the nine months ended September 27, 2015 was $429.4 million and was primarily the result of: (i) a net loss of $139.8 million; (ii) a $499.8 million increase in project assets primarily related to our Quinto Solar Energy Project; (iii) a $187.2 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iv) a $108.4 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $59.8 million decrease in accounts payable and other accrued liabilities; (vi) a $27.9 million gain on the sale of a residential lease portfolio to 8point3 Energy Partners; (vii) a $25.1 million excess tax benefit from stock-based compensation; (viii) a $21.0 million decrease in customer advances; (ix) a $9.1 million increase in equity in earnings of unconsolidated investees; and (x) a $4.0 million decrease in billings in excess of costs and estimated earnings driven by a decrease related to Solar Star Projects. This was partially offset by: (i) a $292.1 million decrease in accounts receivable, primarily driven by the collection of retainage related to Solar Star Projects; (ii) a $148.0 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (iii) other net non-cash charges of $147.6 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) a $29.8 million decrease in advance payment made to suppliers; (v) a $22.7 million net change in deferred income taxes and income tax liabilities and (vi) a $12.6 million decrease in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects.

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

Investing Activities

Net cash provided by investing activities in the nine months ended September 27, 2015 was $63.0 million, which included $363.9 million in proceeds from 8point3 Energy Partners. This was partially offset by (i) $206.8 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $59.0 million paid for acquisitions; (iii) a $27.7 million increase in restricted cash; (iv) $4.1 million paid for investments in unconsolidated investees; and (v) $3.4 million paid for intangibles.

Net cash used in investing activities in the nine months ended September 28, 2014 was $106.1 million, which included: (i) $86.0 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) a $9.6 million increase in restricted cash; (iii) $6.9 million paid for acquisitions; and (iv) $5.0 million paid for investments in unconsolidated investees. This was partially offset by $1.4 million proceeds from maturities of marketable securities.

Financing Activities

Net cash used in financing activities in the nine months ended September 27, 2015 was $82.7 million, which included: (i) a $249.6 million net payment to settle the 4.50% debentures due 2015 and the 4.50% Bond Hedge (defined below); (ii) $240.2 million in repayments of bank loans, project loans and other debt, primarily in the Quinto Credit Facility; (iii) $42.4 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv) $37.8 million of net repayments of residential lease financing. This was partially offset by: (i) $211.8 million in net proceeds from the issuance of project loans; (ii) $126.9 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program; (iii) $79.4 million in net proceeds from the issuance of non-recourse debt financing, net of issuance costs; (iv) $29.3 million in proceeds from 8point3 Energy Partners; (v) $15.0 million in net proceeds from sale-leaseback financing; and (vi) $25.1 million in excess tax benefit from stock-based compensation.

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

Debt and Credit Sources

Convertible Debentures

As of September 27, 2015, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of September 27, 2015, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

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

As of September 27, 2015, we had $32.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of September 27, 2015, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of September 27, 2015, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of September 27, 2015, we had no outstanding borrowings under the revolving credit facility.

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

As of September 27, 2015, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $461.8 million.

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

As of September 27, 2015 letters of credit issued under the Deutsche Bank Trust facility amounted to $13.4 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

Liquidity

As of September 27, 2015, we had unrestricted cash and cash equivalents of $502.9 million as compared to $956.2 million as of December 28, 2014. Our cash balances are held in numerous locations throughout the world and as of September 27, 2015, we had approximately $127.2 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 27, 2015, letters of credit issued under the Deutsche Bank Trust facility amounted to $13.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Leasing"). As of September 27, 2015, we received $334.4 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014 and 2015, we entered into three long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2015, we drew down $80.4 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17-year terms and as of September 27, 2015, the short-term and long-term balances of the loans were $3.6 million and $156.8 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

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

As of September 27, 2015, we have $250.0 million available to us under our revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of September 27, 2015:

		Payments Due by Fiscal Period
(In thousands)	Total	2015 (remaining three months)	2016-2017	2018-2019	Beyond 2019
Convertible debt, including interest[1]	$725,840	$1,438	$11,500	$307,944	$404,958
IFC mortgage loan, including interest[2]	33,762	295	30,964	2,503	—
CEDA loan, including interest[3]	69,526	638	5,100	5,100	58,688
Other debt, including interest[4]	353,798	4,580	35,975	38,321	274,922
Future financing commitments[5]	179,817	179,817	—	—	—
Operating lease commitments[6]	138,035	5,559	29,498	26,477	76,501
Sale-leaseback financing[7]	108,026	4,074	16,031	15,241	72,680
Capital lease commitments[8]	6,191	556	2,143	1,521	1,971
Non-cancellable purchase orders[9]	264,330	264,330	—	—	—
Purchase commitments under agreements	1,594,711	400,511	671,441	357,912	164,847
Liabilities associated with uncertain tax positions	997	—	997	—	—
Total	$3,475,033	$861,798	$803,649	$755,019	$1,054,567

[1]
Convertible debt, including interest, relates to the aggregate of $700.0 million in outstanding principal amount of our senior convertible debentures as of September 27, 2015. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $32.5 million borrowed as of September 27, 2015. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% per annum through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies."

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2015 amounting to $169.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $2.9 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions. Therefore, long-term liabilities associated with uncertain tax positions of $27.9 million included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as of September 27, 2015 have been excluded from the table above. Short-term liabilities associated with transfer-pricing uncertain tax positions of $1.0 million included in "Accrued liabilities" in our Consolidated Balance Sheets as of September 27, 2015 have been included in the table above as they are reasonably possible to be paid within the next 12 months as a result of settlement.

Off-Balance-Sheet Arrangements

As of September 27, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 5% and 8% of our total revenue in the three and nine months ended September 27, 2015, respectively, and 7% and 13% of our total revenue in the three and nine months ended September 28, 2014, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $1.8 million and $9.0 million in the three and nine months ended September 27, 2015, respectively, and $4.5 million and $23.6 million in the three and nine months ended September 28, 2014, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 27, 2015, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $61.0 million, respectively. As of December 28, 2014, we held option and forward contracts totaling $26.6 million and $134.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 27, 2015 and December 28, 2014, advances to suppliers totaled $379.9 million and $409.7 million, respectively. Two suppliers accounted for 84% and 16% of total advances to suppliers as of September 27, 2015, and 82% and 17% as of December 28, 2014.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of September 27, 2015, the outstanding principal balance of our variable interest borrowings was $32.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $225.0 million in money market funds as of September 27, 2015 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Companies

Our investments held in joint ventures and other companies expose us to equity price risk. As of September 27, 2015 and December 28, 2014, investments of $283.2 million and $210.9 million, respectively, are accounted for using the equity method, and $36.4 million and $32.3 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. See also "Risks Related to Our Operations—We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability" and "Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity" in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 and “Part II - Item 1A. Risk Factors - We may not realize the expected benefits of our YieldCo strategy.” in this Quarterly Report on Form 10-Q.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The aggregate estimated fair value of our outstanding convertible debentures was $666.6 million as of September 27, 2015. The aggregate estimated fair value of our outstanding convertible debentures was $1,019.4 million as of December 28, 2014. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $733.3 million and $1,121.4 million as of September 27, 2015 and December 28, 2014, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $600.0 million and $917.5 million as of September 27, 2015 and December 28, 2014, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2015 at a reasonable assurance level.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
The disclosure under "Note 10. Commitments and Contingencies—Legal Matters" in "Notes to Condensed Consolidated Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by us and First Solar, Inc. to own, operate and acquire solar energy generation assets, launched an initial public offering of Class A shares representing its limited partner interests. The IPO was consummated on June 24, 2015, whereupon the Class A shares were listed on the NASDAQ Global Select Market under the trading symbol “CAFD.”

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

We may be unable to fully realize our expected strategic and financial benefits from the 8point3 Group on a timely basis or at all. The operations of the 8point3 Group are not consolidated with ours. Instead, we account for our investments in the 8point3 Group using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of their earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees." For more information about our accounting treatment of the 8point3 Group, please refer to Notes 3 and 11 to the Consolidated Financial Statements.

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

Acquisitions of other companies, project development pipelines and other assets, or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity.

To expand our business and maintain our competitive position, we have acquired a number of other companies, project development pipelines and other assets, and entered into several joint ventures over the past several years. In the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 29, 2015 through July 26, 2015	3,525	$27.17	—	—
July 27, 2015 through August 23, 2015	52,702	$25.09	—	—
August 24, 2015 through September 27, 2015	28,301	$23.45	—	—
	84,528	$24.63	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	SunPower Corporation Outside Director Compensation Policy, as amended on July 22, 2015.
10.2*	2015 Management Career Transition Plan, dated August 10, 2015.
10.3*	Fifth Amendment to Letter of Credit Facility Agreement, dated October 7, 2015, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with two asterisks (**) are furnished and not filed herewith.