Form 10-K
period 2016-01-03
SUNPOWER CORP
filed 2016-02-19
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value	Nasdaq Global Select Market
Preferred Stock Purchase Rights	Nasdaq Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2015 was $1,720 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 26, 2015. For purposes of determining this amount only, the registrant has defined affiliates as including Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS and the executive officers and directors of registrant on June 26, 2015.

The total number of outstanding shares of the registrant’s common stock as of February 12, 2016 was 136,718,418.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2016 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

INTRODUCTORY NOTES

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, EnergyLink™, InvisiMount®, Tenesol®, Greenbotics®, Customer Cost of Energy™ ("CCOE™"), SunPower Spectrum™, Helix™, Signature™, SolarBridge®, and The Power of One™. Other trademarks appearing in this report are the property of their respective owners.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("DC"), unless otherwise noted as alternating current ("AC").

Levelized Cost of Energy ("LCOE")

LCOE is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared to different scales of operation, investment or operating time periods. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Customer Cost of Energy™ ("CCOE™")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. The CCOE™ measurement is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems.  The CCOE measurement includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management, and to tailor towards optimization.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Company Overview

We are a leading global energy company dedicated to changing the way our world is powered. We deliver complete solar solutions to residential, commercial, and power plant customers worldwide by offering:

•	Cutting-edge solar module technology and solar power systems that are designed to generate electricity over a system life typically exceeding 25 years;

•	Integrated Smart Energy software solutions that enable customers to effectively manage and optimize their CCOE measurement;

•	Installation, construction, and ongoing maintenance and monitoring services; and

•	Financing solutions that provide customers a variety of options for purchasing or leasing high efficiency solar products at competitive energy rates.

Our global reach is enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established.

Residential

Residential Systems

We offer a complete set of residential solutions that deliver value to homeowners and our dealer partners. We have developed the capability to deliver AC panels with factory-integrated microinverters. AC system architecture, as compared with DC systems, facilitates direct panel installation, eliminating the need to mount or assemble additional components on the roof or the side of a building, driving down systems costs, improving overall system reliability, and providing improved, cleaner design aesthetics. As part of our complete solution approach, we are developing a fully-integrated residential solar platform that will combine solar power production and energy management and will allow residential customers to quickly and easily complete their system installations.

We offer the SunPower® InvisiMount® residential mounting system in our product portfolio. The InvisiMount® system is designed specifically for use with our panels and reduces installation time through pre-assembled parts and integrated grounding. The InvisiMount system is well-suited for residential sloped roof applications and provides design flexibility and enhanced aesthetics by delivering a unique, "floating" appearance.

We support our hardware development with investments in our proprietary set of advanced monitoring applications (the "SunPower Monitoring System") and our EnergyLink™ customer portal, which enable customers to gain visibility into their solar system production and household energy consumption. This software is available for use on the web or through the SunPower mobile application on smartphones and tablets. In fiscal 2015, we issued six software upgrades to our EnergyLink customer portal offering and, as a result, have experienced increases in customer traffic, engagement, satisfaction, and referrals.

Sales Channels, Residential Leasing Program and other Financing Options

We sell our residential solar energy solutions to end customers through a variety of means, including cash sales and long-term leases directly to end customers, sales to resellers, including the Company's third-party global dealer network, and sales of the Company's operations and maintenance (“O&M”) services.

We offer financing programs that are designed to offer customers a variety of options to obtain high efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or by leasing high efficiency solar systems at competitive energy rates. Our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually-tailored solar solutions to a broad range of residential customers.

We also have the ability to sell residential systems to 8point3 Energy Partners LP, a joint Yieldco vehicle in which we have a 40.7% ownership stake, through transactions in which we sell a portfolio of residential leases. For additional information on transactions with 8point3 Energy Partners LP, please see "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP."

Commercial

Commercial Roof and Ground Mounted Systems

As part of our complete solution product approach, we launched our Helix™ commercial market product. The Helix system is a pre-engineered, modular solution that combines our industry-leading solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that is built to last and fast to install, enabling customers to scale their solar programs quickly with minimal business disruption. The Helix platform is standardized across rooftop, carport and ground installations and designed to lower system cost while improving performance. The Helix platform is also bundled with our Smart Energy software analytics, which provides our customers with detailed information about their energy consumption and production, enabling them to further reduce their energy costs.

We also offer a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot and open space applications, including a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and interlock, enhancing wind resistance and providing for secure, rapid installations.

We offer parking lot structures designed specifically for SunPower panels, balance of system components, and inverters and in fiscal 2015 expanded our capability to design and install innovative solar structures and systems for carport applications. These systems are typically custom design-build projects that utilize standard templates and design best practices to create a solution tailored to unique site conditions. SunPower's highest efficiency panels are especially well suited to stand-alone structures, such as those found in parking lot applications, because our systems require less steel and other materials per unit of power or energy produced as compared with our competitors.

Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to the Company's third-party global dealer network and to 8point3 Energy Partners, and sales of the Company's O&M services. We also offer some of our commercial customers alternatives to purchasing systems, such as selling energy to them under power purchase agreements ("PPAs").

Power Plants

Power Plant Systems

We offer the industry's first modular solar power block, the Oasis® system, which combines SunPower solar panels and tracker technology into a scalable 1.5 MW solar power block, which streamlines the construction process while optimizing the use of available land by conforming to the contours of the production site. The power block kits are shipped pre-assembled to the job site for rapid field installation. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride-through and power factor control. More than 1.5 GW of the Oasis system is installed or under contract worldwide. The Oasis system was deployed at the 748 MW Solar Star Projects in California, formerly known as Antelope Valley Solar Projects, the world's largest solar power project to date. Our robotic solar power plant cleaning system technology has been deployed on many of the utility-scale solar power systems for which we provide O&M services. The robots may be configured for use with a variety of solar panels and mounting types, including fixed-tilt arrays and single access trackers and significantly reduce water use and improve system performance.

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

Our solar concentrator, LCPV, combines a horizontal single-axis tracker with rows of parabolic mirrors, reflecting light onto linear arrays of our high efficiency solar cells. The SunPower cell is uniquely suited for this application due to its extremely high efficiency under low levels of concentration. Similar to the Oasis system, the LCPV components come factory preassembled, enabling rapid installation using standard tools and requiring no specialized field expertise.

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

We enter into turnkey EPC agreements with customers under which we design, engineer, construct, commission, and deliver functioning rooftop- and ground-mounted solar power systems. This includes the development, execution, and sale of solar power plants, which generally include the sale or lease of related real estate. Under such development projects, the plants and project development rights, initially owned by us, are later sold to third parties. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. In other areas, such as the Middle East, Africa, and South America, projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

Sales Channels and Financing

Our power plant business refers to sales of our large-scale solar products and systems, including power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third parties, sometimes on a multi-year, firm commitment basis.  Our utility-scale solar power systems are typically purchased by an investor or financing company and operated as central-station solar power plants. We also sell utility-scale solar power plants to 8point3 Energy Partners.

We are able to utilize various means to finance our utility-scale power plant development and construction projects, which include arranging tax equity financing structures, utilizing non-recourse project debt facilities, and executing our HoldCo strategy in conjunction with project sales to 8point3 Energy Partners.

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years. We offer our customers various levels of post-installation O&M services with the objective of optimizing our customers' electrical energy production over the life of the system. The terms and conditions of post-installation O&M services may provide for remote monitoring of system production and performance, including providing performance reports, preventative maintenance, including solar module cleanings, corrective maintenance, and rapid-response outage restoration, including repair or replacement of all system components covered under warranty or major maintenance agreements.

We incorporate leading information technology platforms to facilitate the management of our solar power systems operating worldwide. Real-time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to help ensure timely resolution. Our performance model, PVSim, was developed over the last 20 years and has been audited by independent engineers. Solar panel performance coefficients are established through independent third-party testing. The SunPower Monitoring System also provides customers real-time performance status of their solar power system, with access to historical or daily system performance data through our customer website (www.sunpowermonitor.com). The SunPower Monitoring System is available through applications on Apple® and Android™ devices. Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

We typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The system output performance warranty expires upon termination of the post-installation O&M services related to the system. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that SunPower will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. For leased systems, we provide a system output performance warranty with similar terms and conditions as that for non-leased systems.

We calculate our expectation of system output performance based on a particular system’s design specifications, including the type of panels used, the type of inverters used, site irradiation measures derived from historical weather data, our historical experience as a manufacturer, EPC services provider, and project developer as well as other unique design considerations such as system shading. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met.

Our primary remedy for the system output performance warranty is our ongoing O&M services which enable us to quickly identify and remediate potential issues before they have a significant impact on system performance. We also have remedies in the form of our standard product warranties and third-party original equipment manufacturer warranties that cover certain components, such as inverters, to prevent potential losses under our system output performance warranties or to minimize further losses.

Technology

We believe that we possess a technological advantage as the leading manufacturer of back-contact, back-junction cells that enables our panels to produce more electricity, last longer and resist degradation more effectively. We believe that our technology allows us to deliver:

•	superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•	superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	superior energy production per rated watt of power, as confirmed by multiple independent reports; and

•	solar power systems that are designed to generate electricity over a system life typically exceeding 25 years.

With industry-leading conversion efficiencies, we continuously improve our Maxeon® solar cells and believe they perform better and are tested more extensively to deliver maximum return on investment when compared with the products of our competitors.

Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. Our X-Series solar panels, made with our Maxeon Gen 3 solar cells, have demonstrated average panel efficiencies exceeding 22% in high-volume production. In fiscal

2015, one of our standard production modules set a world record for aperture area efficiency as tested by National Renewable Energy Laboratory ("NREL"). We believe our X-Series solar panels are the highest efficiency solar panels available for the mass market, and we continue to focus on increasing cell efficiency even as we produce solar cells with over 25% efficiency in a lab setting. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower® Signature™ Black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Both our X-Series and E-Series panels have proven performance with low levels of degradation, as validated by third-party performance tests. Additionally, in fiscal 2015, we announced the development of a new line of solar panels under the Performance Series product name. The new products utilize a proprietary manufacturing process to assemble conventional silicon solar cells into panels with increased efficiency and reliability compared with conventional panels. Designed to target a new set of customers and global markets, we expect that the Performance Series panels will be available in all three of SunPower’s business segments starting in fiscal 2016.

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include mounting structures, charge controllers, grid interconnection equipment, and other devices, depending on the specific requirements of a particular system and project. We possess advanced module-level control electronics in our technology portfolio that enable longer series strings and significant balance of system components cost reductions in large arrays.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade AC power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded. We also have integrated microinverter technology that converts DC generated by a single solar photovoltaic panel into AC directly on the panel. We are utilizing this technology to develop next generation microinverters for use with our high efficiency solar panels. Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

Warranties

SunPower provides a 25-year standard solar panel product warranty for defects in materials and workmanship. The solar panel product warranty also warrants that the panel will provide 95% of the panel’s minimum peak power rating for the first five years, declining due to expected degradation by no more than 0.4% per year for the following 20 years, such that the power output at the end of year 25 will be at least 87% of the panel’s minimum peak power rating. Our warranty provides that we will repair or replace any defective solar panels during the warranty period. We also pass through long-term warranties from the original equipment manufacturers of certain system components to customers for periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years.

Smart Energy

We see “Smart Energy” as a way to harness our world’s energy potential by connecting the most powerful and reliable solar systems on the market with an increasingly vast array of actionable data that can help our customers make smarter decisions about their energy use. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. In order to enhance the portfolio of Smart Energy solutions we offer, we continue to invest in integrated technology solutions to help customers manage and optimize their CCOE measurement.

We have an investment in Tendril Networks, Inc. and have licensed its data-driven Energy Services Management Platform. We believe that this open, cloud-based software platform provides the infrastructure, analytics and understanding required to power the development of new Smart Energy applications that will deliver personalized energy services to our residential customers.

We have also negotiated several agreements with residential and commercial energy storage providers to integrate storage technology into our residential and commercial solar solutions. By combining storage with energy management, we lower our customers' cost of energy through improvements in self-consumption, rate arbitrage, demand management, and grid and market participation. We continue to work to make combined solar and storage solutions broadly commercially available.

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

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total, our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our competitiveness. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Research and Development."

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers, including our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We have certain purchase obligations under our material supply agreement with AUOSP, which is a supplier of our cells. This material supply contract has a remaining term of two years and does not contain prepayment obligations. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2016 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of January 3, 2016, advances to suppliers totaled $359.1 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate. For further information regarding our future prepayment obligations, please see "Item 8. Financial Statements and Supplementary Data—Note 10. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

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

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facility located in the Philippines and by our joint venture, AUOSP, located in Malaysia. The solar cell manufacturing facility we own and operate in the Philippines has a total rated annual capacity of over 700 MW. AUOSP currently operates a solar cell manufacturing facility with a total rated annual capacity of over 800 MW. We also own a 222,000 square foot building in the Philippines that we are building out as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016; initial production launched during the fourth quarter of fiscal 2015.

We use our solar cells to manufacture our solar panels at our solar panel assembly facilities located in the Philippines, Mexico and France. Our solar panel manufacturing facilities have a combined total rated annual capacity of close to 1.8 GW. Our solar panels are also assembled for us by third-party contract manufacturers in California and China.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We typically assemble proprietary components, while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our SunPower® Oasis® system.
Customers

In the first quarter of fiscal 2015, in connection with a realignment of its internal organizational structure, the Company changed its segment reporting from its Americas, EMEA and APAC Segments to three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of its Accounting Policies" for additional information. The Residential and Commercial Segments combined are referred to as Distributed Generation. Our scope and scale allow us to deliver solar solutions across all segments, ranging from consumer homeowners to the largest commercial and governmental entities in the world. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners and small commercial building owners. We leverage a combination of direct sales as well as a broad partner ecosystem to efficiently reach our global customer base.

We work with development, construction, system integration, and financing companies to deliver our solar power products and solutions to wholesale sellers, retail sellers, and retail users of electricity. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Our utility-scale solar power systems are typically purchased by an investor or financing company, such as 8point3 Energy Partners, and operated as central-station solar power plants. In addition, our third-party global dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue" for our significant customers.

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

•
Utility and Power Plant: Abengoa Solar S.A., Acciona Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., NRG Energy, Inc., Sempra Energy, Silverado Power LLC., Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, SunEdison, and Tenaska, Inc.

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

We believe that the key competitive factors in the market for solar systems include:

•	total system price;

•	LCOE evaluation;

•	CCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels and systems;

•	speed and ease of installation through modular solutions such as Oasis and Helix systems;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	established sales channels to customers such as 8point3 Energy Partners;

•	timeliness of new product introductions;

•	bankability, strength, and reputation of our company; and

•	warranty protection, quality, and customer service.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for, among others, "Maxeon", "Oasis", "EnergyLink", "Helix", "InvisiMount", "Serengeti", "Smarter Solar", "Solar Showdown", "SunTile", "SunPower Electric", "SuPo Solar", "Tenesol", "Greenbotics", "PowerLight", "More Energy. For Life.", "The Planet's Most Powerful Solar", "The World's Standard for Solar", and "Use More Sun" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of January 3, 2016, we held registrations for 28 trademarks in the United States, and had 14 trademark registration applications pending. We also held 149 trademark registrations and had over 34 trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 3, 2016, we held 324 patents in the United States, which will expire at various times through 2033, and had 370 U.S. patent applications pending. We also held 271 patents and had 690 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Intellectual Property—We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights," "Risks Related to Our Intellectual Property—We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer," and "Risks Related to Our Intellectual Property—We may not obtain sufficient patent protection on the technology embodied in the solar products we currently manufacture and market, which could harm our competitive position and increase our expenses."

Backlog

We believe that backlog is not a meaningful indicator of our future business prospects.  In the residential and commercial markets we often sell large volumes of solar panel, mounting systems, and other solar equipment to third parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times.  We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors.  Our solar power system project backlog would therefore exclude sales contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing.  Based on these reasons, we believe backlog at any particular date is not necessarily a meaningful indicator of our future revenue for any particular period of time.

Regulations

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and to be credited for that excess electricity at or near the full retail price of electricity.

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

The Iran Threat Reduction and Syria Human Rights Act of 2012

Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires us to disclose whether Total S.A. or any of its affiliates (collectively, the “Total Group”) engaged during the 2015 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B) or (C) of Section 13(r)(1), affiliates of Total S.A. may be deemed to have engaged in certain transactions or dealings with the government of Iran that would require disclosure pursuant to Section 13(r)(1)(D), as discussed below. Unless otherwise noted, all foreign currency translations to U.S. dollars in this section are made using exchange rates as of January 3, 2016.
Upstream

The Total Group has no upstream activities in Iran and maintains a local office in Iran solely for non-operational functions. Some payments are yet to be reimbursed to the Total Group with respect to past expenditures and remuneration under buyback contracts entered into between 1997 and 1999 with the National Iranian Oil Company (“NIOC”) for the development of the South Pars 2&3 and Dorood fields. With respect to these contracts, development operations were completed in 2010 and the Total Group is no longer involved in the operation of these fields. In 2015, Total E&P Iran (100%), Elf Petroleum Iran (99.8%), Total Sirri (100%) and Total South Pars (99.8%) collectively made payments of approximately IRR 4 billion (approximately $0.1 million) to (i) the Iranian administration for taxes and social security contributions concerning the personnel of the aforementioned local office and residual buyback contract-related obligations, and (ii) Iranian public entities for payments with respect to the maintenance of the aforementioned local office (e.g., utilities, telecommunications). Total S.A. expects similar payments to be made by these affiliates in 2016. Neither revenues nor profits were recognized from the aforementioned activities in 2015.

In the context of the future suspension of part of the sanctions targeting Iran following the adoption of the JCPOA on July 14, 2015, there were contacts in 2015 between representatives of certain wholly-owned affiliates of Total S.A and representatives of the Iranian Government and NIOC within the framework of delegations organized by French authorities or during public international events. During the course of these contacts, such affiliates received in 2015 verbal information of a general nature concerning certain oil and gas fields and projects in Iran and no information not permitted by applicable international economic sanctions was provided to Iranian authorities for the development of Iranian hydrocarbons. Neither Total S.A. nor any of its affiliates recognized any revenue or profit from this activity in 2015, and, in compliance with the remaining applicable international economic sanctions, similar discussions are expected in the future.

Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of Total S.A., holds a 43.25% interest in a joint venture at the Bruce field in the United Kingdom with BP Exploration Operating Company Limited (37.5%, operator), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%). This joint venture is party to an agreement (the “Bruce Rhum Agreement”) governing certain transportation, processing and operation services provided to a joint venture at the Rhum field in the UK that is co-owned by BP (50%, operator) and the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC (50%) (together, the “Rhum Owners”). TEP UK owns and operates the Frigg UK Association pipeline and St Fergus Gas Terminal and is party to an agreement governing provision of transportation and processing services to the Rhum Owners (the “Rhum FUKA Agreement”) (the Bruce Rhum Agreement and the Rhum FUKA Agreement being referred to collectively as the “Rhum Agreements”). To Total S.A.’s knowledge, provision of all services under the Rhum Agreements was initially suspended in November 2010, when the Rhum field stopped production following the adoption of EU sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities), which were permitted by EU sanctions regulations. On October 22, 2013, the UK government notified IOC of its decision to apply a temporary management scheme to IOC’s interest in the Rhum field within the meaning of UK Regulations 3 and 5 of the Hydrocarbons (Temporary Management Scheme) Regulations 2013 (the “Hydrocarbons Regulations”). Since that date all correspondence in respect of IOC’s interest in the Rhum Agreements has been with the UK government in its capacity as temporary manager of IOC’s interests and TEP UK has had no contact with IOC in 2015 regarding the Rhum Agreements. On December 6, 2013, the UK government authorized TEP UK, among others, under Article 43a of EU Regulation 267/2012, as amended by 1263/2012 and under Regulation 9 of the Hydrocarbons Regulations, to carry out activities in relation to the operation and production of the Rhum field. In addition, on September 4, 2013, the U.S. Treasury Department issued a license to BP authorizing BP and certain others to engage in various activities relating to the operation and production of the Rhum field. Following receipt of all necessary authorizations, the Rhum field resumed production on October 26, 2014 with IOC’s interest in the Rhum field and the Rhum Agreements subject to the UK government’s temporary management pursuant to the Hydrocarbons Regulations. Services have been provided by TEP UK under the Rhum Agreements since that date and TEP UK has received tariff income from BP and the UK government (in its capacity as temporary manager of IOC’s interest in the Rhum field) in accordance with the terms of the Rhum Agreements. In 2015, these activities generated for TEP UK gross revenue of approximately £4.6 million (approximately $6.8 million) and net profit of approximately £1.4 million (approximately $2.1 million). On August 27, 2015, TEP UK signed a sale and purchase agreement to divest its entire interest in the Frigg UK Association pipeline and St Fergus Gas Terminal to NSMP Operations Limited (“NSMP”). TEP UK expects this transaction to complete on or around March 1, 2016. Upon completion of the divestment, TEP UK’s interest in the Rhum FUKA Agreement will be novated to NSMP whereupon TEP UK’s only interest in the Rhum FUKA Agreement will be in relation to the settlement of historical force majeure claims with the Rhum Owners relating to the period when the Rhum field was shut down. Subject to the foregoing, TEP UK intends to continue such activities so long as they continue to be permissible under UK and EU law and not be in breach of remaining applicable international economic sanctions.

Downstream

The Total Group does not own or operate any refineries or chemicals plants in Iran and did not purchase Iranian hydrocarbons when prohibited by applicable EU and U.S. economic and financial sanctions. Hutchinson, a wholly-owned affiliate of Total S.A., conducted, in conjunction with a delegation of international companies (Fédération des Industries des Equipements pour Véhicules), two visits in Iran in 2015 to discuss business opportunities in the Iranian car industry sector with several companies, including some having direct or indirect ties to the government of Iran. Hutchinson recognized no revenue or profit from this activity in 2015 and expects to continue such discussions in the future.

Until December 2012, at which time it sold its entire interest, the Total Group held a 50% interest in the lubricants retail company Beh Total (now named Beh Tam) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Total Group’s interest in Beh Tam, Total S.A. agreed to license the trademark “Total” to Beh Tam for an initial three-year period for the sale by Beh Tam of lubricants to domestic consumers in Iran. In 2014, Total E&P Iran (“TEPI”), a wholly-owned affiliate of Total S.A., received, on behalf of Total S.A., royalty payments of approximately IRR 24 billion (nearly $1 million based on an average daily exchange rate of $1 = IRR 0.000039 during 2014, as published by Bloomberg) from Beh Tam for such license. These payments were based on Beh Tam’s sales of lubricants during the previous calendar year. In 2015, royalty payments were suspended due to an adjustment procedure concerning these payments brought by the Iranian tax authorities against TEPI, which TEPI expects will be settled in 2016. Therefore, TEPI expects royalty payments may resume in 2016. In addition, representatives of the Total Group and Beh Tam met several times in 2015 to discuss the local lubricants market and further discussions are expected to take place in the future.

Total Liban, a Lebanese company wholly-owned by the Total Group, is a member of a consortium with five other companies for the purpose of providing services for fueling facilities at Beirut International Airport to the members of the consortium. The consortium members assume, for a rotating three-year term, ministerial and administrative responsibilities (including supervision of fuel services) in connection with the consortium. Until October 2015, Total Liban served in this capacity. During this period, another consortium member had a fuel supply contract with Iran Air (and was compensated for fuel sales to Iran Air). Total Liban did not receive, directly or indirectly, any profit or remuneration in connection with the fuel sold to Iran Air by this other consortium member.

Total Marketing Middle East FZE (“TMME”), a wholly-owned affiliate of the Total Group, sold lubricants to Beh Tam in 2015. The sale in 2015 of approximately 299 tons of lubricants and special fluids generated gross revenue of approximately AED 2 million (approximately $0.5 million) and net profit of approximately AED 1.7 million (approximately $0.5 million). TMME expects to continue this activity in 2016.

Total Marketing France (“TMF”), a French company wholly-owned by Total Marketing Services, itself a French company wholly-owned by Total S.A. and six Total Group employees, provided in 2015 fuel payment cards to the Iranian embassy in France for use in the Total Group’s service stations. In 2015, these activities generated gross revenue of approximately €25,000 (approximately $27,177) and net profit of approximately €1,000 (approximately $1,087). TMF expects to continue this activity in 2016.

Total Belgium (“TB”), a Belgian company wholly-owned by the Total Group, provided in 2015 fuel payment cards to the Iranian embassy in Brussels for use in the Total Group’s service stations. In 2015, these activities generated gross revenue of approximately €23,100 (approximately $25,112) and net profit of approximately €1,600 (approximately $1,739). TB expects to continue this activity in 2016.

Proxifuel, a Belgian company wholly-owned by the Total Group, sold in 2015 heating oil to the Iranian embassy in Brussels. In 2015, these activities generated gross revenue of approximately €2,400 (approximately $2,609) and net profit of approximately €200 (approximately $217). Proxifuel expects to continue this activity in 2016.

Caldeo, a French company wholly-owned by TMS, sold in 2015 domestic heating oil to the Iranian embassy in France, which generated gross revenue of nearly €3,500 (approximately $3,805) and net profit of approximately €700 (approximately $761). Caldeo expects to continue this activity in 2016.

Total Namibia (PTY) Ltd (“TN”), a wholly-owned affiliate of Total South Africa (PTY) Ltd (of which the Total Group holds a 50.1% interest), sold petroleum products and services during 2015 to Rössing Uranium Limited, a company in which the Iranian Foreign Investment Co. holds an interest of 15.3%. In 2015, these activities generated gross revenue of approximately N$115 million (approximately $7.4 million) and net profit of nearly N$5 million (approximately $0.3 million). TN expects to continue this activity in 2016.

Employees

As of January 3, 2016, we had approximately 8,309 full-time employees worldwide, of which 1,283 were located in the United States, 4,881 were located in the Philippines, and 2,145 were located in other countries. Of these employees, 6,071 were engaged in manufacturing, 793 in construction projects, 449 in research and development, 545 in sales and marketing, and 451 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees are good.

Geographic Information

Information regarding financial data by segment and geographic area is available in Note 6 and Note 18 under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, such as those involving real estate, which may significantly impact the quarterly profile of the Company's results of operations. The Company may also retain certain development projects on its balance sheet for longer periods of time than in preceding periods in order to optimize the economic value received at the time of sale, which may further impact the period-over-period profile of the Company's results of operations.

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

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly basis. Our quarterly revenue and operating results are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that we derive a substantial portion of our total revenues from our large commercial and utility-scale and power plant customers, and, consequently:

•
the amount, timing and mix of sales to our large commercial, utilities and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results because, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter;

•
our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results;

•
our ability to monetize projects as planned is also subject to market conditions, including the increasing number of power plants being constructed or available for sale and competition for financing, which can make both financing and disposition more challenging;

•
in the event a project is subsequently canceled, abandoned, or is deemed unlikely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect operating results;

•	a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue;

•	our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement;

•	in the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals; and

•	the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations.

Any decrease in revenue from our large commercial and utility-scale power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See also "Risks Related to Our Sales Channels - Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.”
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
Any of the foregoing may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our common stock and our liquidity.
We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also “-Risks Related to Our Sales Channels-Our business could be adversely affected by seasonal trends and construction cycles.”
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions and other factors.

Our growth strategy depends on third-party financing arrangements. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that purchases the system from us or our authorized dealers. We often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.
Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and results of operations. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.
The availability of financing depends on many factors, including market conditions, the demand for and supply of solar projects, and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives. In the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we will need to identify in the near term interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look towards markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and results of operations.

The lack of project financing, due to tighter credit markets or other reasons, could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than our competitors, which could materially and adversely affect our business and results of operations.
We may fail to realize the expected benefits of our YieldCo strategy, which could materially adversely affect our business, financial condition, and results of operations.

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
Immediately after the IPO, we contributed a portfolio of solar generation assets to 8point3 Energy Partners in exchange for cash proceeds as well as equity interests in several 8point3 Energy Partners affiliated entities (collectively, the “8point3 Group”). Additionally, we entered into a Right of First Offer Agreement with 8point3 Energy Partners in connection with the IPO under which we granted 8point3 Energy Partners a right of first offer to purchase certain of our solar energy projects that are in various stages of development in our project pipeline.
We may be unable to fully realize our expected strategic and financial benefits from the 8point3 Group on a timely basis or at all. The operations of the 8point3 Group are not consolidated with ours. Instead, we account for our investments in the 8point3 Group using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of their earnings is recorded in the Consolidated Statements of Operations under the caption “Equity in earnings (loss) of unconsolidated investees.”
There is no assurance that we will realize a return on our equity investments in the 8point3 Group. The ability of the 8point3 Group to make cash distributions will depend primarily upon its cash flow, which is not solely a function of 8point3 Energy Partners’ profitability. There is no assurance that we will receive any such cash distributions. Accordingly, we may never recover the value of the assets we contribute to the YieldCo vehicle, and we may realize less of a return on such contribution than if we had retained or operated these assets. In addition, 8point3 Energy Partners may be unable to obtain funding through the sale of equity securities or otherwise. If adequate funds and other resources are not available on acceptable terms, 8point3 Group may be unable to purchase assets that we wish to sell, or otherwise function as anticipated and planned. In such event, our YieldCo strategy may not succeed, and our business, financial condition and results of operations would be materially adversely affected.
We believe that the viability of our YieldCo strategy will depend, among other things, upon our ability to continue to develop revenue-generating solar assets and to productively manage our relationship with First Solar and the 8point3 Group, which are subject to the project-level, joint venture relationship, business and industry risks described herein. If we are unable to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and 8point3 Energy Partners in particular, our business, financial condition and results of operations could be materially adversely affected.
If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer.

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to our products’ higher efficiency, among other things. Given the general downward pressure on prices for solar panels driven by increasing supply and technological change, a principal component of our business strategy is reducing our costs to manufacture our products to remain competitive. We also focus on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.
The solar power market is characterized by continually changing technology and improving features, such as increased efficiency, higher power output and enhanced aesthetics. Technologies developed by our direct competitors, including thin-film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide energy at lower costs than our products. We also face competition in some markets from other energy generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent energy production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our operating results and financial condition will be adversely affected.
Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected. We have new products, such as our P-Series and Helix products, which have not yet been mass-deployed in the market. We need to prove their reliability in the field as well as drive down their cost in order to gain market acceptance.
As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’s operating results and financial condition.
The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as for example occurred in 2011 in Germany and other European countries, and with Nevada’s decision in 2015 to change net energy metering), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as the extension at the end of 2015 of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.
Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These tariffs may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products.
As our sales to residential customers have continued to grow, we have increasingly become subject to substantial financing and consumer protection laws and regulations.

As we continue to seek to expand our retail customer base, our activities with customers- and in particular, our financing activities with our residential customers- are subject to consumer protection laws that may not be applicable to our commercial and power plant segments, such as federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines.
We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels includes a 25-year warranty period for defects in materials and workmanship and for greater than promised declines in power performance. We believe our warranty offering is in line with industry practice. This long warranty period creates a risk of extensive warranty claims long after we have shipped product and recognized revenue. We perform accelerated lifecycle testing that exposes our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that could occur over the 25-year warranty period. We also employ measurement tools and algorithms intended to help us assess actual and expected performance; these attempt to compare actual performance against an expected performance baseline that is intended to account for many factors (like weather) that can affect performance. Although we conduct accelerated testing of our solar panels, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. Further, there can be no assurance that our efforts to accurately measure and predict panel performance will be successful. Although we have not faced any material warranty claims to date, we have sold solar panels under our warranties since the early 2000s and have therefore not experienced the full warranty cycle.
In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. See also “-Risks Related to Our Supply Chain-We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.
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

Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.

Even though we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues will continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects, and the loss of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. In fiscal 2015, our top customer accounted for 14% of our total revenue. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially affect our financial results. In addition, if construction, warranty or operational challenges arise on a larger project, or if the timing of such a project unexpectedly changes for other reasons, our financial results could be materially, adversely affected. Our agreements for such projects may be cancelled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, or if we materially breach the governing agreements, or in the event of a customer’s or project entity’s bankruptcy, our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to make payments when due, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially adversely affect our business, results of operations and financial condition.

We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our operating results.

Our product sales to residential dealers and components customers typically are not made under long-term agreements. We often contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our operating results to fluctuate and may result in a material adverse effect in our business, results of operations, and financial condition. In addition, since we rely partly on our network of international dealers for marketing and other promotional programs, if our dealers fail to perform up to our standards, our operating results could be adversely affected.
Our business could be adversely affected by seasonal trends and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the last two fiscal quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.
The competitive environment in which we operate often requires us to undertake customer obligations, which may turn out to be costlier than anticipated and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are often required, as a condition of financing or at the request of our end customer, to undertake certain obligations such as:

•	system output performance warranties;

•	system maintenance;

•	penalty payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	guarantees of certain minimum residual value of the system at specified future dates;

•	system put-rights whereby we could be required to buy back a customer’s system at fair value on a future date if certain minimum performance thresholds are not met; and

•
indemnification against losses customers may suffer as a result of reductions in benefits received under the solar commercial investment tax credit (“ITC”) under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury grant programs under Section 1603 of the American Recovery and Reinvestment Act (the “Cash Grant”).

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

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers have in the past, and may again, have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our financial results to be different than forecasted. See also under this section, “Risks Related to Our Sales Channels - If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer.”
Risks Related to Our Liquidity

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we make advance payments for raw materials or pay to procure such materials (especially polysilicon), increase our sales and marketing efforts, invest in joint ventures and acquisitions, invest in our residential lease business, and continue our research and development. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. Developing and constructing solar power plants requires significant time and substantial initial investments. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See under this section, “Risks Related to Our Operations - Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.” See also under this section, “Risks Related to Our Sales Channels - A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.”
Our capital expenditures and use of working capital may be greater than we anticipate if we decide to make additional investments in the development and construction of solar power plants, or if sales of power plants and associated receipt of cash proceeds is delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. See under this section, “Risks Related to Our Liquidity - We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”
Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, which as of January 3, 2016 had an outstanding amount of $294.5 million, is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. dated April 28, 2011 (the “Credit Support Agreement”). Any draws under this uncollateralized facility would require us to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.
In addition, the Credit Support Agreement will terminate as of July 2016 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power plants, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility with Credit Agricole Corporate and Investment Bank (“Credit Agricole”). As of January 3, 2016, we had $250.0 million available under our revolving credit facility with Credit Agricole. On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole, expanding our available borrowings under the revolving credit facility to $300 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions.
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
We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition, and results of operations, as well as our ability to meet our payment obligations under the debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of January 3, 2016, we had approximately $1.6 billion of outstanding debt for borrowed money.
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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit agreement with Credit Agricole;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt or have lower leverage ratios.

In the event-expected or unexpected-that any of our joint ventures is consolidated with our financial statements, such consolidation could significantly increase our indebtedness. See also under this section, “Risks Related to Our Operations - We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results.”

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
Although we are currently in compliance with the financial and other covenants contained in our debt agreements, we cannot assure you that we will be able to remain in compliance with such covenants in the future. We may not be able to cure future violations or obtain waivers from our creditors in order to avoid a default. An event of default under any of our debt agreements could have a material adverse effect on our liquidity, financial condition, and results of operations.
Our current tax holidays in the Philippines and Switzerland have expired or will expire within the next several years, and other related international tax developments could adversely affect our results.

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority (“PEZA”), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $21.2 million, $8.3 million, and $11.7 million in fiscal 2015, 2014, and 2013, respectively. Our income tax holidays were granted as manufacturing lines were placed in service and have expired within this fiscal year. We have applied for extensions and renewals upon expiration; however, while we expect all approvals to be granted, we can offer no assurance that they will be. We believe that if our Philippine tax holidays are not extended or renewed, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and adversely affect our business, financial condition and results of operations.
We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. Tax savings associated with this ruling were approximately $1.6 million, $3.5 million, and $1.5 million in fiscal 2015, 2014, and 2013, respectively. The current ruling expires in 2019. If the ruling is not renewed in 2019, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.
Our joint venture AUOSP benefits from a tax holiday granted by the Malaysian government subject to certain hiring, capital spending, and manufacturing requirements. The joint venture partners of AUOSP have decided to postpone the construction of an additional manufacturing facility (“Fab 3B”), which fails to meet certain conditions required to continue to benefit from the tax ruling. Our joint venture is currently in discussions with the Malaysian government to extend the period by which buildout has to be completed. Should AUOSP be unable to renegotiate the tax ruling, they could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our share of equity earnings reported in our Consolidated Statements of Operations.
More generally, with the finalization of specific actions contained within the Organization for Economic Development and Cooperation’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) study (“Actions”), many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. Among the considerations required by the Actions is the need for appropriate local business operational substance to justify any locally granted tax incentives, such as those described above, and that the incentives are not determined to constitute “state aid” which would invalidate the incentive. If we fail to maintain sufficient operational substance or if the countries determine the incentive regimes do not conform with the BEPS regulations being considered for implementation, adverse material economic impacts may result.
A change in our effective tax rate can have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles ("U.S. GAAP");

expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.
Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements-Note 13. Derivative Financial Instruments.”
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving (for example, those relating to the Actions currently being undertaken by the OECD and similar actions by the G8 and G20). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under our other debt instruments, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operations.
Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments, and loss of market share.

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells, panels and power systems, such as polysilicon, inverters and module material. If we fail to maintain our relationships with our suppliers or to build relationships with new suppliers, or if suppliers are unable to meet demand through industry consolidation, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay.

To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes.
Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge.

If our supply agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may be forced to purchase additional supply at market prices, which could be greater than expected and could materially and adversely affect our results of operations. Due to the industry-wide shortage of polysilicon experienced before 2011, we purchased polysilicon that we resold to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. We have historically entered into multiple long-term fixed supply agreements for periods of up to 10 years to match our estimated customer demand forecasts and growth strategy for the next several years. The long-term nature of these agreements, which often provide for fixed or inflation-adjusted pricing, may prevent us from benefiting from decreasing polysilicon costs, may cause us to pay more at unfavorable payment terms than the current market prices and payment terms available to our competitors, and could cause us to record an impairment. In the event that we have inventory in excess of short-term requirements of polysilicon, in order to reduce inventory or improve working capital, we may, and sometimes do, elect to sell such inventory in the marketplace at prices below our purchase price, thereby incurring a loss. In some such circumstances, particularly if we continue to sell polysilicon into the marketplace at sustained levels, we may also be forced to mark our entire commitment under one or more agreements to market rates, in which case our financial condition and results of operations would be materially adversely affected.
Additionally, because certain of these agreements are “take or pay,” if our demand for polysilicon from these suppliers were to decrease in the future, we could be required to purchase polysilicon that we do not need, resulting in either storage costs or payment for polysilicon we nevertheless choose not to accept from such suppliers. Further, we face significant, specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.
We utilize construction loans, term loans, sale-leaseback, preferred equity, and other financing structures to fund acquisition, development, construction, and expansion of photovoltaic power plant projects in the future, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our Credit Agricole revolving credit facility and outstanding convertible debentures.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of January 3, 2016, our subsidiaries had approximately $433.9 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 4.00% debentures due 2023, our 0.875% debentures due 2021, and our 0.75% debentures due 2018.
Risks Related to Our Operations

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

A substantial portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. We have solar cell and module production lines located at our manufacturing facilities in the Philippines, Mexico, and France, and at our joint venture’s manufacturing facility in Malaysia.
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

•	taxation by the U.S. of the repatriation of non-U.S. earnings taxed at rates lower than the U.S. statutory effective tax rate;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the United States and similar laws outside of the United States).

In addition, we have a complex organizational structure involving many entities globally. As a result, we need to effectively manage our international inventory and warehouses. If we fail to do so, our shipping movements may not map with product demand and flow. Unsettled intercompany balances between entities could result, if changes in law, regulations or related interpretations occur, in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture, AUOSP, our revenue and results of operations may be materially and adversely affected.

If our solar cell or module production lines suffer problems that cause downtime, we might be unable to meet our production targets, which would adversely affect our business. Our manufacturing activities require significant management attention, a significant capital investment and substantial engineering expenditures.
We and AU Optronics Corporation (“AUO”) are parties to a joint venture agreement pursuant to which we jointly own and manage AUOSP, our joint venture that has constructed a manufacturing facility in Malaysia, which we call Fab 3A. The success of our manufacturing joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer or cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but which may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives may be different from ours and may be inconsistent with our best interests;

•	either party’s inability to maintain compliance with the contractual terms of the joint venture agreement and challenges we could face enforcing such terms;

•	the impact of the AUOSP arbitration proceedings described under “Item 3. Legal Proceedings;”

•	the joint venture’s ability to obtain or maintain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

Any of these or similar difficulties may unexpectedly delay or increase costs of our supply of solar cells from AUOSP. In 2012, we and AUO decided to postpone construction of a second manufacturing facility (Fab 3B) that was contemplated under the AUOSP joint venture agreement and, accordingly, postponed further equity injections into AUOSP. AUOSP has a $300 million secured loan facility. The loan facility contains covenants that, among other things, require that we and AUO make certain scheduled equity injections into AUOSP. In connection with the decision to postpone construction of Fab 3B, AUOSP obtained a waiver from the lenders under the facility that modified and extended the equity injection schedule, which we and AUO have satisfied since. If AUOSP violates this or any other covenant in the facility, however, absent further modification or waiver, AUOSP would be in technical breach of the loan agreement. Any such breach would not create a cross-default under our consolidated debt agreements so long as AUOSP remains unconsolidated, is not a “significant subsidiary” as defined by Reg S-X of the Exchange Act, and our ownership in AUOSP remains no higher than 50%. Nevertheless, if the lenders were to accelerate payment on the loan or foreclose on their secured collateral, our supply of solar cells could be interrupted. If we are unable to utilize our expected capacity at our AUOSP manufacturing joint venture, or the operation of our existing production lines is interrupted, our per-unit manufacturing costs would increase, which could have a material adverse effect on our business, results of operations and financial condition.

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
Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells or solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty, and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and significantly affect our customer relations and business reputation. If we deliver solar products with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met.
A change in our 1603 Treasury cash grant proceeds or solar investment tax credits could adversely affect our business, revenues, margins, results of operations and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC and Cash Grant, which is administered by the U.S. Treasury Department (“Treasury”) and provides cash grant payments in lieu of the ITC. The ITC and Cash Grant allow qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for CVSR and Solar Star. We have also accounted for certain projects and programs in our business using the same assumptions.
Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied for the Cash Grant. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and Internal Revenue Service (“IRS”). Any changes to the Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely affect our business and results of operations. While all grants related to our projects have been fully paid by Treasury, if the IRS or Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects, including Solar Star, CVSR, projects sold to 8point3 Energy Partners, and our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.
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
We were notified by an investor in Section 1603 residential inverted lease structures of an IRS examination of such investor’s income tax filings. Under this structure, we transferred the cash grants to the investor pursuant to the 1603 program regulations. If the IRS redetermines the amount of the cash grant awards, the investor may be required to make corresponding adjustments to its taxable income or other changes. Such adjustments may provide us with an indication of IRS practice regarding the valuation of residential leased solar assets, and we would consider such adjustments in our accounting for our indemnification obligations to investors who receive cash grants and investment tax credits.
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
Project development or construction activities may not be successful, and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.

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
Successful completion of a particular project may be adversely affected by numerous factors, including:

•	failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•	failures or delays in obtaining necessary permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners;

•	uncertainties relating to land costs for projects;

•	unforeseen engineering problems;

•	access to available transmission for electricity generated by our solar power plants;

•	construction delays and contractor performance shortfalls;

•	work stoppages or labor disruptions and compliance with labor regulations;

•	cost over-runs;

•	availability of products and components from suppliers;

•	adverse weather conditions;

•	environmental, archaeological and geological conditions; and

•	availability of construction and permanent financing.

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

Our residential lease program has been eligible for the ITC and Cash Grant. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC will be reduced from approximately 30% of the cost of the solar system to approximately 26% for solar systems placed into service after December 31, 2019 and then further reduced to approximately 22% for solar systems placed into service after December 31, 2020 before being reduced permanently to 10% for commercial projects and 0% for residential projects. In addition, Cash Grants are no longer available for new solar systems.
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
See also “Risks Related to Our Supply Chain - A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credit could adversely affect our business, revenues, margins, results of operations and cash flows.”
We have to quickly build infrastructure to support our residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our financial results. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. See also “Risks Related to Our Sales Channels - The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”
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

We believe that, as with our other customers, retail electricity prices factor significantly into the value proposition of our products for our residential lease customers. If prices for retail electricity or electricity from other renewable sources decrease, our ability to offer competitive pricing in our residential lease program could be jeopardized because such decreases would make the purchase of our solar systems or the purchase of energy under our lease agreements and PPAs less economically attractive.
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
In addition, the contracts with some of our larger customers require that we would be obligated to pay substantial penalty payments for each day or other period beyond an agreed target date that a solar installation for any such customer is not completed, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited to a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.
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

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years, including our 8point3 joint venture with First Solar and our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives.
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

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters and liabilities associated with compliance with laws (for example, the FCPA).

The success of our joint venture 8point3 Energy Partners is subject to additional risks described under the risk factor “Risks Related to Our Sales Channels - We may fail to realize the expected benefits of our YieldCo strategy.”

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

Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results.

We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin, and operating results.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. We have variable interests in AUOSP, our joint venture with AUO. To ascertain whether we are required to consolidate this entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of AUOSP would significantly increase our indebtedness. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.
We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional cell manufacturing production over the next five years, which will require successful execution of:

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

Improving our manufacturing processes, expanding our manufacturing facilities or developing new facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential lease program requires processes and systems to support this business model. If we are not successful or if we delay our continuing implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential lease business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

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

We have significant sales globally, and we are exposed to movements in foreign exchange rates, primarily related to sales to European customers that are denominated in Euros and South African customers that are denominated in South African Rand. A depreciation of the Euro or Rand would adversely affect our margins on sales to European customers. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. As a result, substantial unfavorable changes in foreign currency exchange rates could have a substantial adverse effect on our financial condition and results of operations. Although we seek to reduce our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience losses. In the past, we have experienced an adverse impact on our revenue, gross margin, cash position and profitability as a result of foreign currency fluctuations. In addition, any break-up of the Eurozone would disrupt our sales and supply chain, expose us to financial counterparty risk, and materially and adversely affect our results of operations and financial condition.
We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”
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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2015, 2014, and 2013, our internal control over financial reporting and our disclosure controls and procedures were effective.
We need to continuously maintain our internal control processes and systems and adapt them as our business grows and changes. This process is expensive, time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404 of the Sarbanes-Oxley Act. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.
Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission ("SEC") or The NASDAQ Global Select Market. We may also be required to restate our financial statements from prior periods.
Our agreements with Cypress Semiconductor Corporation (“Cypress”) require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives.

On October 6, 2005, while a subsidiary of Cypress, our former parent company, we entered into a tax sharing agreement with Cypress providing for each party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while we were a member of Cypress’s consolidated or combined group for federal, state, local and foreign tax purposes. Our portion of tax liabilities or benefits was determined based upon our separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if we were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.
On June 6, 2006, we ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. During fiscal 2015, we recorded an estimated liability to Cypress of $3.5 million. As of January 3, 2016, we believe there is no future liability.
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
We would also be liable to Cypress for taxes that might arise from the distribution by Cypress of our former class B common stock to Cypress’s stockholders on September 29, 2008, or “spin-off.” In connection with Cypress’s spin-off of our former class B common stock, we and Cypress, on August 12, 2008, entered into an amendment to our tax sharing agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.
Subject to certain caveats, Cypress obtained a ruling from the IRS to the effect that the distribution by Cypress of our former class B common stock to Cypress’s stockholders qualified as a tax-free distribution under Section 355 of the Code. Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the voting power or value of our stock was or is later acquired as part of a plan or series of related transactions that included the distribution of our stock. The Amended Tax Sharing Agreement requires us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress’s distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.
Under the Amended Tax Sharing Agreement, we also agreed that, until October 29, 2010, we would not effect a conversion of any or all of our former class B common stock to former class A common stock or any similar recapitalization transaction or series of related transactions. On November 16, 2011, we reclassified our former class A common stock and class B common stock into a single class of common stock. In the event this reclassification does result in the spin-off being treated as taxable, we could face substantial liabilities as a result of our obligations under the Amended Tax Sharing Agreement.
Our affiliation with Total S.A. requires us to join in certain tax filings with Total S.A. The allocation of tax liabilities between us and Total S.A., and any future agreements with Total S.A. regarding tax indemnification and certain tax liabilities may adversely affect our financial position.

Until recently, we have not joined in tax filings on a consolidated, combined or unitary basis with Total S.A., and no formal tax sharing agreement is currently in place. However, we have recently determined that, with respect to fiscal year 2015, we are unitary with Total S.A. in certain U.S. states for income tax filing purposes. We continue to calculate our income tax liabilities on a separate company basis as informally agreed with Total S.A. although we will file our tax returns on a unitary basis with Total S.A. as required under applicable legal requirements in such states. In addition, we may in the future become required to join in other tax filings with Total S.A. on a consolidated, combined, or unitary basis in other jurisdictions. We seek to enter into a formal tax sharing agreement with Total S.A., which would allocate the tax liabilities among the parties, but no such agreement is currently in place. The current arrangement with Total S.A. and the entry into any future agreement with Total S.A. may result in less favorable allocation of certain liabilities than we experienced before becoming subject to unitary filing requirements, and may adversely affect our financial position.
Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

As of January 3, 2016, we estimate that we have available to offset future taxable income approximately $58.2 million of federal and $112.9 million of California state operating loss carry-forwards, which expire at various dates from 2031 to 2033, federal credit carryforwards of approximately $49.8 million, which expire at various dates from 2018 to 2035, and $0.8 million of California state credit carryforwards that do not expire. The foregoing figures are net of significant amounts of net operating loss carryforwards and credit carryforwards applied or expected to be applied to offset taxable income in fiscal 2015. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.
Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within the prior three-year period (calculated on a rolling basis). The issuance of common stock upon a conversion of our outstanding convertible notes debentures, and/or other issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in

(or could have resulted in) an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change” (subject to certain adjustments). The applicable rate for ownership changes occurring in the month of February 2016 is 2.65%.
Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.
Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to earthquakes, floods, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, France, South Africa, and Mexico. The facilities of our joint venture for manufacturing are located in Malaysia. Any significant earthquake, flood, or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.
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
We could be adversely affected by any violations of the FCPA and foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. We continue to acquire businesses outside of the United States and operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. While we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.
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
U.S. government agencies may audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against us.
Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from owners or operators of property where releases of hazardous substances have occurred or are ongoing, even if the owner or operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other matters, potentially significant monetary damages and fines or liabilities or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations, we may be required to pay substantial fines, suspend production or cease operations, or be subjected to other sanctions.
In addition, U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. We have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict free minerals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Since our supply chain is complex, we have not been able to sufficiently verify, and in the future we may not be able to sufficiently verify, the origins for these conflict minerals used in our products. As a result, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all minerals used in our products.
Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely affect our operations. In addition, we anticipate that we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. In recent years, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.
Our insurance for certain indemnity obligations we have to our officers and directors may be inadequate, and potential claims could materially and negatively impact our financial condition and results of operations.

Pursuant to our certificate of incorporation, by-laws, and certain indemnification agreements, we indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. Although we currently maintain directors and officers liability insurance for certain potential third-party claims for which we are legally or financially unable to indemnify them, such insurance may be inadequate to cover certain claims. In addition, in previous years, we have primarily self-insured with respect to potential third-party claims. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition, and results of operations could be materially harmed.
Risks Related to Our Intellectual Property

We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we, our respective customers, or third parties with whom we work may receive letters, including letters from other third parties, and may become subject to lawsuits with such third parties alleging infringement of their patents. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.
We have filed, and may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

To protect our intellectual property rights and to maintain our competitive advantage, we have filed, and may continue to file, suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming, could divert management’s attention from our business, and could have a material adverse effect on our business, operating results, or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.
We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We seek to protect our proprietary manufacturing processes, documentation, and other written materials primarily under trade secret and copyright laws. We also typically require employees, consultants, and third parties, such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. The steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our systems may be subject to intrusions, security breaches, or targeted theft of our trade secrets. In addition, our proprietary rights may not be adequately protected because:

•	others may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting such misappropriation;

•
policing unauthorized use of our intellectual property may be difficult, expensive, and time-consuming, the remedy obtained may be inadequate to restore protection of our intellectual property, and moreover, we may be unable to determine the extent of any unauthorized use;

•	the laws of other countries in which we market our solar products, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies; and

•	reports we file in connection with government-sponsored research contracts are generally available to the public and third parties may obtain some aspects of our sensitive confidential information.

Reverse engineering, unauthorized copying, or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. Our joint ventures or our partners may not be deterred from misappropriating our proprietary technologies despite contractual and other legal restrictions. Legal protection in countries where our joint ventures are located may not be robust and enforcement by us of our intellectual property rights may be difficult. As a result, our joint ventures or our partners could directly compete with our business. Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue, and to grow our business.
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
The term of any issued patent is generally 20 years from its earliest filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may be insufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be readily enforceable because of insufficient judicial effectiveness, making it difficult for us to aggressively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
We may not be able to prevent others from using the term SunPower or similar terms, or other trademarks which we hold, in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

“SunPower” and the SunPower logo are our registered trademarks in certain countries, including the United States, for uses that include solar cells and solar panels. We are seeking registration of these trademarks in other countries, but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, the SunPower logo, Maxeon®, Oasis®, EnergyLink™, InvisiMount®, Helix™, Smarter Solar®, Solar Showdown®, and many more marks, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” or a variation thereof, or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.
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
We may be subject to breaches of our information technology systems, which could lead to disclosure of our internal information, damage our reputation or relationships with dealers and customers, and disrupt access to our online services. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

Our business requires us to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Malicious attacks to gain access to PII affect many companies across various industries, including ours.
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
We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures and as a result, we may experience a breach of our systems and may be unable to protect sensitive data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to a risk of loss, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, and financial condition.
PII may also be shared with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach of the shared PII.
See also “Risks Related to Our Intellectual Property - We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state and international laws relating to the collection, use, retention, security, and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
A failure by us, our suppliers or other parties with whom we do business to comply with a posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations, and financial condition.
Risks Related to Our Debt and Equity Securities

Our debentures are effectively subordinated to our existing and any future secured indebtedness and structurally subordinated to existing and future liabilities and other indebtedness of our current and any future subsidiaries.

Our debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of January 3, 2016, we and our subsidiaries had $1.1 billion in principal amount of senior indebtedness outstanding which was not secured and which ranks pari passu with our debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $250.0 million revolving credit facility with Credit Agricole and our $32.5 million in principal amount of outstanding debt owed to International Finance Corporation, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. As of January 3, 2016, we and our subsidiaries had $466.4 million in principal amount of senior secured indebtedness outstanding. These liabilities may include indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.
Recent or future regulatory actions may adversely affect the trading price and liquidity of our debentures.

We believe that many investors in our debentures employ, or will seek to employ, a convertible arbitrage strategy with respect to our debentures. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible debt instruments and dynamically adjusting their short position while they hold the debt instruments. Investors may also implement this strategy by entering into swaps on the common stock underlying the convertible debt instruments in lieu of or in addition to short selling the common stock. As a result, rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in our debentures to conduct the convertible arbitrage strategy that we believe they employ, or will seek to employ, with respect to our debentures. This could, in turn, adversely affect the trading price and liquidity of our debentures.
The SEC and other regulatory and self-regulatory authorities have implemented various rules in recent years and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock). In particular, Rule 201 of SEC Regulation SHO restricts certain short selling when the price of a “covered security” triggers a “circuit breaker” by falling 10% or more from the security’s closing price as of the end of regular trading hours on the prior day. If this circuit breaker is triggered, short sale orders can be displayed or executed for the remainder of that day and the following day only if the order price is above the then-current national best bid, subject to certain limited exceptions. Because our common stock is a “covered security”, these Rule 201 restrictions, if triggered, may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.
In addition, during 2012, the SEC approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. (“FINRA”) concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the “Limit Up-Limit Down” plan, which requires securities exchanges, alternative trading systems, broker-dealers, and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a pilot basis, on April 8, 2013 and has been extended several times, most recently through April 22, 2016.
The second initiative revised existing national securities exchange and FINRA rules that establish the market-wide circuit breaker system. The market-wide circuit breaker system provides for specified market-wide halts in trading of listed stocks and options for certain periods following specified market declines. The changes lowered the percentage-decline thresholds for triggering a market-wide trading halt and shortened the amount of time that trading is halted. Market declines under the new system are measured based on a decline in the S&P 500 Index compared to the prior day’s closing value rather than a decline in the Dow Jones Industrial Average compared to the prior quarterly closing value. The changes to the market-wide circuit breaker system became effective, on a pilot basis, on April 8, 2013 and have been extended so that the system will continue in effect so long as the Limit Up-Limit Down plan is effective, currently until April 22, 2016. The potential restrictions on trading imposed by the Limit Up-Limit Down plan and the market-wide circuit breaker system may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the "Dodd-Frank Act") on July 21, 2010 also introduced regulatory changes that may impact trading activities relevant to our debentures. As a result of this legislation and implementing rules, certain interest rate swaps and credit default swaps are currently required to be cleared through regulated clearinghouses. Certain other swaps (regulated by the U.S. Commodity Futures Trading Commission (the "CFTC") and security-based swaps (regulated by the SEC) are likely going to be required to be cleared through regulated clearinghouses in the future. In addition, certain swaps and security-based swaps will be required to be traded on exchanges or comparable trading facilities. Furthermore, swap dealers, security-based swap dealers, major swap participants and major security-based swap participants will be required to comply with margin and capital requirements, the indirect cost of which will likely be borne by market participants. Market participants will also be subject to certain direct margin requirements. In addition, certain market participants are required to comply with public reporting requirements to provide transaction and pricing data on both cleared and uncleared swaps. Public reporting requirements will also apply with respect to security-based swaps in the future. These requirements could adversely affect the ability of investors in our debentures to maintain a convertible arbitrage strategy with respect to our debentures (including increasing the costs incurred by such investors in implementing such strategy). This could, in turn, adversely affect the trading price and liquidity of our debentures. Although some of the implementing rules have been adopted and are currently effective, we cannot predict how the SEC, CFTC, and other regulators will ultimately implement the legislation or the magnitude of the effect that this legislation will have on the trading price or liquidity of our debentures.
Although the direction and magnitude of the effect that the amendments to Regulation SHO, FINRA and securities exchange rule changes, and/or implementation of the Dodd-Frank Act may have on the trading price and the liquidity of our debentures will depend on a variety of factors, many of which cannot be determined at this time, past regulatory actions have had a significant impact on the trading prices and liquidity of convertible debentures. For example, between July 2008 and September 2008, the SEC issued a series of emergency orders placing restrictions on the short sale of the common stock of certain financial services companies. The orders made the convertible arbitrage strategy that many holders of convertible debentures employ difficult to execute and adversely affected both the liquidity and trading price of convertible debentures issued by many of the financial services companies subject to the prohibition. Any governmental action that similarly restricts the ability of investors in our debentures to effect short sales of our common stock, including the amendments to Regulation SHO, FINRA and exchange rule changes, and the implementation of the Dodd-Frank Act, could similarly adversely affect the trading price and the liquidity of our debentures.
Total’s majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of January 3, 2016, Total owned approximately 57% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (“Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity - We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.
Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

The conversion of some or all of our outstanding 0.75%, 0.875%, or 4.00% debentures into shares of our common stock will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Sales of our common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our debentures.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock awards, restricted stock units, warrants, and upon conversion of the debentures and our outstanding 0.75%, 0.875%, and 4.00% debentures. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our debentures and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
The price of our common stock, and therefore of our outstanding 0.75%, 0.875%, and 4.00% debentures, may fluctuate significantly.

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 0.75%, 0.875%, and 4.00% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of the debentures.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume, and the value of our debentures, to decline.
We do not intend to pay dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends. For the foreseeable future, we intend to retain any earnings, after considering any dividends on any preferred stock, to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects, and other factors that our Board of Directors considers relevant. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their shares of common stock.
Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, our outstanding 0.75%, 0.875%, and 4.00% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

•
the ability of the Board of Directors to issue, without stockholder approval, up to 10 million shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

•	our Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•	stockholders may not call special meetings of the stockholders, except by Total under limited circumstances; and

•	our Board of Directors is able to alter our by-laws without obtaining stockholder approval.

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, including an entity (such as Total)becoming the beneficial owner of 75% of our voting stock , holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all or a portion of their debentures. We may also be required to issue additional shares of our common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, we entered into a Rights Agreement with Computershare Trust Company, N.A., commonly referred to as a “poison pill,” which could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	222,000	Owned	n/a
Solar cell manufacturing facility[1]	Philippines	344,000	Owned	n/a
Solar cell manufacturing support and storage facility[1]	Philippines	161,000	Leased	2024
Solar module assembly facility[1]	Philippines	175,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facility	France	11,000	Owned	n/a
Solar module assembly facility	France	13,000	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	California, U.S.	54,000	Leased	2017
Global support offices	Texas, U.S.	69,000	Leased	2019
Global support offices	France	27,345	Leased	2023
Global support offices	Philippines	42,000	Owned	n/a

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.

[2]
This building will serve as an additional solar cell manufacturing facility with a planned annual capacity of 350 MW and is expected to be fully operational in fiscal 2016; with initial production launched during the fourth quarter of fiscal 2015.

As of January 3, 2016, our principal properties include operating solar cell manufacturing facilities with a combined total annual capacity of over 1.5 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.8 GW. For more information about our manufacturing capacity, including relationships with third-party contract manufacturers and our joint venture, AUOSP, see "Item 1. Business."

We do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Balance Sheet Components."

ITEM 3. LEGAL PROCEEDINGS

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC, now known as NRG Renew LLC (“NRG”), against SunPower Corporation, Systems, our wholly-owned subsidiary (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain tax benefits associated with the project that were approved by the U.S. Treasury Department ("Treasury") for an amount that was less than expected. We do not believe that the facts support NRG’s claim under the operative indemnification provisions and SunPower Systems is vigorously contesting the claim.  Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage Treasury.  We are currently unable to determine if the resolution of this matter will have a material effect on our consolidated financial statements.

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

SPML has filed a challenge to both the first and second partial awards, as well as the final award, with the High Court in Hong Kong. The hearing on the challenge is scheduled for June 14 and 15, 2016 in Hong Kong. SPML has also filed applications to the Court in the Philippines to: (i) prevent FPSC or FPEC from enforcing the awards pending the outcome of the challenge in Hong Kong; and (ii) gain access to FPSC's books and records. No ruling has been issued on the application to prevent enforcement of the award. The application for access was granted, and the inspection of FPSC's books is ongoing.

As a result, as of January 3, 2016, we recorded an accrual of $48.4 million related to this case based on our best estimate of probable loss.

AUO Arbitration

On April 17, 2015, SunPower Technology Ltd. ("SPTL"), our wholly-owned subsidiary, commenced an arbitration before the ICC International Court of Arbitration against AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Corp.," and together with AUO, the “AUO Group”), for breaches of the AUOSP Joint Venture Agreement and associated agreements (the "JVA").  SPTL’s claim alleges that, among other things, the AUO Group has sold solar modules containing cells manufactured by AUOSP in violation of provisions in the JVA that set geographical restrictions on sales activities as well as provisions that restrict each party’s use of the other’s confidential information. SPTL seeks approximately $23.0 million in damages, as well as the right to purchase AUO's shares in SPTL at 70% of “fair market value” determined as provided under the JVA.

On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and us (collectively, the "SunPower Group").  In its counterclaim, the AUO Group alleges breach of contract, breach of covenant of good faith and fair dealing, several tort causes of action, and improper use of the AUO Group’s proprietary manufacturing expertise.  The AUO Group seeks $20.0 million in lost profits and $48.0 million in disgorgement from the SunPower Group, and an order requiring SPTL to purchase AUO’s shares in SPTL at 150% of fair market value. The hearing for the arbitration has not been set. We are currently unable to determine whether the resolution of this matter will have a material effect on the Company’s consolidated financial statements.

Other Litigation

We are a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our business, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR." During fiscal 2015 and 2014, the high and low closing trading prices of our common stock were as follows:

	SPWR
	High	Low
Fiscal Year 2015
Fourth quarter	$30.77	$19.12
Third quarter	$28.73	$20.95
Second quarter	$34.85	$30.01
First quarter	$33.60	$23.35
Fiscal Year 2014
Fourth quarter	$35.64	$23.06
Third quarter	$40.98	$32.92
Second quarter	$41.06	$26.53
First quarter	$35.90	$29.14

As of February 12, 2016, there were approximately 805 record holders of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of the Company's debt agreements place restrictions on the Company and its subsidiaries' ability to pay cash dividends. For more information on our common stock and dividend rights, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15. Common Stock."

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 28, 2015 through October 25, 2015	13,528	$24.23	—	—
October 26, 2015 through November 22, 2015	28,745	$23.62	—	—
November 23, 2015 through January 3, 2016	14,955	$24.45	—	—
	57,228	$23.98	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Consolidated Statements of Operations Data
Revenue	$1,576,473	$3,027,265	$2,507,203	$2,417,501	$2,374,376
Gross margin	$244,646	$625,127	$491,072	$246,398	$226,218
Operating income (loss)	$(206,294)	$251,240	$158,909	$(287,708)	$(534,098)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$(242,311)	$184,614	$41,583	$(329,663)	$(602,532)
Income (loss) from continuing operations per share of common stock:
Basic	$(1.39)	$1.91	$0.79	$(3.01)	$(6.28)
Diluted	$(1.39)	$1.55	$0.70	$(3.01)	$(6.28)

	As of
(In thousands)	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Consolidated Balance Sheet Data
Cash and cash equivalents	$954,528	$956,175	$762,511	$457,487	$725,618
Working capital	$1,515,918	$1,273,236	$528,017	$976,627	$1,163,245
Total assets	$4,856,993	$4,345,582	$3,898,690	$3,340,948	$3,519,130
Long-term debt	$478,948	$214,181	$93,095	$375,661	$364,273
Convertible debt, net of current portion	$1,110,960	$692,955	$300,079	$438,629	$423,268
Total stockholders' equity	$1,449,149	$1,534,174	$1,116,153	$993,352	$1,274,725

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SunPower is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, O&M services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in this Annual Report on Form 10-K.

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

Immediately after the IPO, we contributed a portfolio of 170 MW AC of our solar generation assets (the “SPWR Projects”) to 8point3 Operating Company, LLC (“OpCo”), 8point3 Energy Partners’ primary operating subsidiary. In exchange for the SPWR Projects, we received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between us and OpCo, the 8point3 Group has rights of first offer on interests in an additional 513 MW AC of our solar energy projects that are currently contracted or are expected to be contracted before being sold by us to other parties (the “ROFO Projects”). In connection with the IPO, we also entered into operations and maintenance, asset management and management services agreements with the 8point3 Group. The services we provide under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

We account for our investments in the 8point3 Group using the equity method, whereby the book value of our investments is recorded as a non-current asset and our portion of the 8point3 Group’s earnings is recorded in the Consolidated Statements of Operations under the caption "Equity in earnings (loss) of unconsolidated investees."

For more information about our accounting of the IPO and related transactions, please refer to the sections titled "Note 3. 8point3 Energy Partners LP" and "Note 11. Equity Method Investments" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

Segments Overview

In the first quarter of fiscal 2015, in connection with a realignment of our internal organizational structure, we changed our segment reporting from our Americas, EMEA and APAC Segments to three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our President and Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. Historically, the Americas Segment included both North and South America, the EMEA Segment included European countries as well as the Middle East and Africa, and the APAC Segment included all Asia-Pacific countries. For more information about our business segments, please refer to the section titled "Part I. Item 1. Business" in this Annual Report on Form 10-K. For more segment information, please see "Item 8. Financial Statements and Supplementary Data—Note 18. Segment Information" in this Annual Report.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("DC"), unless otherwise noted as alternating current ("AC").

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, such as those involving the sale of real estate, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale, which may further impact the period-over-period profile of our results of operations.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2015, is a 53-week fiscal year, and includes a 14-week fourth fiscal quarter, while fiscal years 2014 and 2013 were 52-week fiscal years. Fiscal 2015 ended on January 3, 2016, fiscal 2014 ended on December 28, 2014, and fiscal 2013 ended on December 29, 2013.

Outlook

Demand

While we remain focused on each of our three business segments and our U.S. market, we believe that our key growth areas will be in emerging markets and in our Commercial and Power Plant businesses. We plan on continuing to expand our business in growing and sustainable markets, including Chile, Mexico, Turkey, South Africa, China, and the Middle East. We are also working to expand our global components sales capabilities and international commercial opportunities.

In June 2015, 8point3 Energy Partners, our joint YieldCo vehicle formed to own, operate and acquire solar energy generation assets, completed its IPO. 8point3 Energy Partners remains a reliable source of demand for our business and we plan to continue to sell to them our solar energy generating assets, including utility-scale solar power plants, commercial solar projects, and portfolios of residential solar power systems. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, please see "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP."

In fiscal 2015, we had an income tax provision of $66.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $242.3 million due to an increase in taxable income resulting from gains realized primarily on the sale of projects involving real estate and a coinciding utilization of carryforward tax attributes; however, revenue and margin on the transactions that generated tax gains were deferred due to real estate accounting.  We expect to continue to engage in transactions that generate taxable income, but defer GAAP revenue due to real estate accounting, and as such, expect to continue to generate taxable income in excess of tax attributes, such as net operating losses and tax credits, that can be used to offset such taxable income.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and approval of California Net Metering "NEM 2.0." We believe these factors will strengthen demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions and complement our strong, existing core business. For more information about the ITC and other policy mechanisms, please refer to the section titled "Part I. Item 1. Business—Regulations—Public Policy Considerations" in this Annual Report on Form 10-K. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors," including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our Helix product for our Commercial Segment and are working on a new product offering for our Residential Segment as well, which we expect to launch in fiscal 2016. The Helix system is a pre-engineered modular solution for residential applications that combines our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. We continue to work on developing our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of this modular solution in our residential application, as well as our anticipated commercial solution in fiscal 2016, we are able to provide complete solutions across all end-customer segments. Additionally, in the fourth quarter of fiscal 2015 we announced the launch of our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE measurement, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril Networks, Inc., and our strategic partnership with EnerNOC to deploy their Software as a Service energy intelligence software solution to our commercial and power plant customers, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also continue to work on making combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States and Australia through our agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing our solar cells with over 25% efficiency in the lab and have reached production panel efficiencies over 22% in high-volume production.

We are expanding our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016; initial production launched during the fourth quarter of fiscal 2015.

We are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We also continually focus on reducing manufacturing cost and complexity in conjunction with our overall cost-control strategies. We believe that the global demand for solar systems is highly elastic and that our aggressive, but achievable, cost reduction roadmap will reduce installed costs for our customers across all business segments and drive increased demand for our solar solutions.

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. We also have certain purchase obligations under our material supply agreement with our joint venture AUOSP, which is a supplier of our cells. For more information about our purchase commitments and obligations, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Item 8. Financial Statements and Supplementary Data—Note 10. Commitments and Contingencies" in this Annual Report.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases in fiscal 2015 under these agreements significantly exceeded market value and the volume contracted to be purchased in fiscal 2016 exceeds our planned utilization, which may result in higher inventory balances until we are able to fully utilize the polysilicon inventory in future periods. Additionally, we face the risk that our joint venture AUOSP may not remain financially healthy or a reliable source in our supply chain. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Item 1A. Risk Factors—Risks Related to Our Supply Chain" in this Annual Report on Form 10-K.

M&A

During fiscal 2015 we made strategic acquisitions and investments that will allow us to service a broader market with enhanced expertise. We look for similar investment opportunities to expand our business and portfolio of technology by making investments that will enable us to achieve our strategic vision.

Financing

We are able to utilize various means to finance our utility-scale power plant development and construction projects, including our ability to sell projects to 8point3 Energy Partners. Through our investments in and involvement with the 8point3 Group, we anticipate that we will be able to reliably access a lower cost of capital, which will further enable the continued development of our project pipeline described below in our key U.S. market and in select, sustainable foreign markets. As part of this strategy, we plan to retain these development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of January 3, 2016:

Project	Location	Size (MW)	Third-Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Substantial Completion of Project[2]
Prieska Solar Project[1]	South Africa	86	Mulilo Prieska PV (RF) Proprietary Limited	Eskom Holdings Soc LTD	2016

[1]	We have entered into an EPC agreement and a long-term fixed price O&M agreement with the owners of the Prieska Solar Project, which includes a subsidiary of Total S.A.

[2]	Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of January 3, 2016, an aggregate of approximately $66 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of January 3, 2016:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Henrietta Solar Project[2]	California, USA	128	PG&E	2016
Boulder Solar Project	Nevada, USA	125	NV Energy	2016
Stanford Solar Generating Station[2]	California, USA	68	Stanford University	2016
Hooper Solar Project[2]	Colorado, USA	60	Public Service Company of Colorado	2016
Rio Bravo Solar Projects	California, USA	50	Southern California Edison	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.
2ROFO Project—pursuant to a Right of First Offer Agreement between SunPower and OpCo, the 8point3 Group has rights of first offer on interests in these projects. For additional information on 8point3 Energy Partners and related transactions, please refer to the section titled "Note 3. 8point3 Energy Partners LP" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Components of Results of Operations

The following section describes certain line items in our Consolidated Statements of Operations:

Revenue

We recognize revenue from the following activities and transactions within our end-customer segments:

•	Solar power components: the sale of panels and balance of system components, primarily to dealers, system integrators and distributors, in some cases on a multi-year, firm commitment basis.

•	Solar power systems: the design, manufacture, and sale of high-performance rooftop and ground-mounted solar power systems under construction and development agreements.

•	Residential leases: revenue recognized on systems under lease agreements with residential customers for terms of up to 20 years.

•	Other: revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts and commercial PPAs.

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

The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells; (ii) solar cells from our joint venture, AUOSP; (iii) other materials and chemicals including glass, frame, and backing; and (iv) direct labor costs and assembly costs we pay to our third-party contract manufacturers. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, capitalized financing costs, and construction subcontract and dealer costs. Other factors that contribute to our cost of revenue include salaries and personnel-related costs, depreciation, facilities related charges, and freight.

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

Sales, General and Administrative

Sales, general and administrative expense consists primarily of salaries and related personnel costs, professional fees, bad debt expenses, and other selling and marketing expenses.

Restructuring

Restructuring expense consists mainly of costs associated with our November 2014 reorganization plan aimed towards realigning resources consistently with SunPower's global strategy and improving overall operating efficiency and cost structure. Charges in connection with this plan are primarily related to severance benefits. Remaining restructuring costs are related to plans effected in both fiscal 2012 and fiscal 2011. All restructuring activities were substantially complete as of January 3, 2016; however, we expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

Other Income (Expense), Net

Interest expense primarily relates to: (i) amortization expense recorded for warrants issued to Total S.A. in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (ii) debt under our senior convertible debentures; (iii) fees for our outstanding letters of credit; and (iv) other outstanding bank and project debt.

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

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We have an auxiliary company ruling in Switzerland, where we sell our solar power products, which currently reduces our Swiss tax rate. For additional information see "Note 1. The Company and Summary of Significant Accounting Policies" and "Note 14. Income Taxes" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

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

The company has determined that it is unitary with Total S.A. in certain U.S. States for income tax filing purposes.  The company continues to calculate its income tax liabilities on a separate company basis as agreed with Total S.A.

Equity in Earnings (Loss) of Unconsolidated Investees

Equity in earnings (loss) of unconsolidated investees represents our reportable share of earnings (loss) generated from entities in which we own an equity interest accounted for under the equity method.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. The investors were determined to hold noncontrolling interests, some of which are redeemable at the option of the noncontrolling interest holder. We apply the hypothetical liquidation at book value method in allocating recorded net income (loss) to each investor based on the change in the reporting period of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

Results of Operations

Revenue

	Fiscal Year
(In thousands)	2015	% of total revenue	2014	% of total revenue	2013	% of total revenue
Distributed Generation
Residential	$643,520	41%	$655,936	22%	$737,677	29%
Commercial	277,143	17%	361,828	12%	360,249	14%
Power Plant	655,810	42%	2,009,501	66%	1,409,277	57%
Total revenue	$1,576,473		$3,027,265		$2,507,203

Total Revenue:  Our total revenue decreased 48% during fiscal 2015 as compared to fiscal 2014 primarily because during fiscal 2015 we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease during revenue in fiscal 2015 was also due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. A decline in sales of solar power systems and components to residential and commercial customers also contributed to the period-over-period decrease in total revenue.

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

Concentrations: Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 42% and 66% during fiscal 2015 and fiscal 2014, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized decreased primarily because we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease during fiscal 2015 was additionally driven by substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems.

Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 66% and 57% during fiscal 2014 and fiscal 2013, respectively. The increase in the percentage of revenue for the Power Plant Segment was primarily due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. During the fourth quarter of fiscal 2014, certain large-scale solar power systems involving real estate met the required criteria, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," to recognize $429 million of incremental revenue under the full accrual method.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in fiscal 2015, 2014, and 2013, respectively.

		Fiscal Year
Revenue		2015	2014	2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	14%	49%	25%
NRG Solar, Inc.	Power Plant	*	*	17%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 2% during fiscal 2015 as compared to fiscal 2014 primarily due to a decline in the sales of solar power components and systems to our residential customers, particularly in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 reduced demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general. The decrease in residential revenue was partially offset by an increase in residential component sales in North America driven by stronger sales through our dealer network and an increase in the number of leases placed in service under our residential leasing program within the United States.

Residential revenue decreased 11% during fiscal 2014 as compared to fiscal 2013 due to a decline in the sales of solar power components and systems to our residential customers across all regions. The decrease in residential revenue was also driven by a decrease in the number of solar power systems placed in service that were accounted for as sales-type leases, but was partially offset by an increase in revenue from operating leases in North America.

Commercial Revenue:  Commercial revenue decreased 23% during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease in revenue during fiscal 2015 was also due to the completion of certain commercial solar power system projects, and the associated revenue recognition, during fiscal 2014 and a decrease in commercial component sales across all geographies, particularly in Japan, where a reduction in the country's feed-in tariff during the third quarter of fiscal 2015 reduced demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general.

Commercial revenue stayed flat during fiscal 2014 as compared to fiscal 2013 due to the substantial completion of commercial projects, and the associated revenue, primarily in North America, that offset an increase in commercial component sales across all regions, including sales made under long-term supply agreements in Japan.

Power Plant Revenue: Power Plant revenue decreased 67% during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease in revenue during fiscal 2015 was also due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems located within the United States.

Power Plant revenue increased 43% during fiscal 2014 as compared to fiscal 2013 primarily due to timing of revenue recognition and significant progress on certain large-scale solar power systems involving real estate. During the fourth quarter of fiscal 2014, certain large-scale solar power systems involving real estate met the required criteria, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies," to recognize $429 million of incremental revenue under the full accrual method.

Cost of Revenue

	Fiscal Year
(In thousands)	2015	2014	2013
Distributed Generation
Residential	$508,449	$541,812	$590,003
Commercial	259,600	326,324	338,622
Power Plant	563,778	1,534,002	1,087,506
Total cost of revenue	$1,331,827	$2,402,138	$2,016,131
Total cost of revenue as a percentage of revenue	84%	79%	80%
Total gross margin percentage	16%	21%	20%

Total Cost of Revenue: Our total cost of revenue decreased 45% in fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit, and corresponding costs, on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease in the cost of sales during fiscal 2015 was also a result of the substantial completion at the end of fiscal 2014 of recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States.

Our total cost of revenue increased 19% in fiscal 2014 as compared to fiscal 2013 primarily as a result of the substantial completion of recognition of revenue and corresponding costs of certain large-scale solar power systems, in addition to a charge of $56.8 million recorded in the fourth quarter of fiscal 2014 in connection with a legal accrual related to First Philec, as described in "Item 3. Legal Proceedings," and a $52.0 million non-recurring gain that decreased our cost of revenue in fiscal 2013 due to the termination of a third-party supply contract.

Gross Margin

	Fiscal Year
	2015	2014	2013
Distributed Generation
Residential	21%	17%	20%
Commercial	6%	10%	6%
Power Plant	14%	24%	23%

Residential Gross Margin: Gross margin for our Residential Segment increased four percentage points during fiscal 2015 as compared to fiscal 2014 primarily as a result of increased volume of sales with favorable margins for residential leases and solar power systems and components in the United States, partially offset by lower margins on solar power components resulting from declines in average selling prices in Japan and a charge of $10.9 million recorded in fiscal 2015 in connection with the contracted sale of raw material inventory to a third party.

Gross margin for our Residential Segment decreased three percentage points during fiscal 2014 as compared to fiscal 2013 primarily as a result of a charge of $18.7 million recorded in fiscal 2014 in connection with a legal accrual related to First Philec, as described in "Item 3. Legal Proceedings," as well as a $19.9 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased four percentage points during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." Gross margin during fiscal 2015 also decreased as a result of higher than expected costs on and changes in the scope of certain commercial EPC projects in the United States and a charge of $5.7 million recorded in fiscal 2015 in connection with the contracted sale of raw material inventory to a third party.

Gross margin for our Commercial Segment increased four percentage points during fiscal 2014 as compared to fiscal 2013 as a result of an increase in commercial component sales across all regions and favorable margins, but was partially offset by declines in average selling prices in Japan. The increase in the Commercial Segment's gross margin was further offset by a charge of $9.7 million recorded in fiscal 2014 in connection with a legal accrual related to First Philec, as described in "Item 3.

Legal Proceedings," as well as a $10.0 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 10 percentage points during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP." The decrease in gross margin during 2015 was also a result of the substantial completion of large-scale solar power systems with favorable margins at the end of fiscal 2014 within the United States and a charge of $16.1 million recorded in fiscal 2015 in connection with the contracted sale of raw material inventory to a third party.

Gross margin for our Power Plants Segment increased one percentage point during fiscal 2014 as compared to fiscal 2013 primarily due to the recognition of $145 million in incremental margin because we met the criteria to recognize revenue under the full accrual method for certain large-scale solar power systems involving real estate, as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies." The increase in fiscal 2014 gross margin was partially offset by a charge of $28.5 million recorded in the fourth quarter of fiscal 2014 in connection with a legal accrual related to First Philec, as described in "Item 3. Legal Proceedings," as well as a $22.1 million non-recurring gain in fiscal 2013 that was associated with the termination of a third-party supply contract.

Research and Development ("R&D")

	Fiscal Year
(In thousands)	2015	2014	2013
R&D	$99,063	$73,343	$58,080
As a percentage of revenue	6%	2%	2%

R&D expense increased $25.7 million or 35%, in fiscal 2015 as compared to fiscal 2014 primarily due to a $16.8 million increase in labor costs as a result of additional headcount and salary related expenses and a $4.5 million increase in consulting and outside services as we continue to develop our next generation solar technology and expand our product offerings. The remaining increase was a result of other net expenses to support R&D programs as well as amortization of intangible assets attributable to R&D activity. These increases were partially offset by contributions under the R&D Agreement with Total.

R&D expense increased $15.3 million or 26%, in fiscal 2014 as compared to fiscal 2013 primarily due to a $10.3 million increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as consulting and outside services supporting programs related to our next generation solar technology. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands)	2015	2014	2013
SG&A	$345,486	$288,321	$271,481
As a percentage of revenue	22%	10%	11%

SG&A expense increased $57.2 million, or 19.8%, during fiscal 2015 as compared to fiscal 2014 due to a $21.4 million increase in selling and marketing expenses as we grow our sales teams and increase our marketing activity in North America and through digital media and a $26.5 million increase in legal, consulting, and other costs related to the formation and IPO of 8point3 Energy Partners, acquisitions, and ongoing legal proceedings.

SG&A expense increased $16.8 million, or 6.2% during fiscal 2014 as compared to fiscal 2013 primarily due to an increase in marketing activities.

Restructuring Charges

	Fiscal Year
(In thousands)	2015	2014	2013
Restructuring charges	$6,391	$12,223	$2,602
As a percentage of revenue	—%	—%	—%

Restructuring charges decreased $5.8 million, or 48%, during fiscal 2015 as compared to fiscal 2014 and were primarily related to severance and other charges associated with our November 2014 restructuring plan. Remaining charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

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

Other Expense, Net

	Fiscal Year
(In thousands)	2015	2014	2013
Interest income	$2,120	$2,583	$6,017
Interest expense	(43,796)	(69,658)	(108,739)
Other, net	5,659	449	(14,604)
Other expense, net	$(36,017)	$(66,626)	$(117,326)
As a percentage of revenue	(2)%	(2)%	(5)%

Other expense, net decreased $30.6 million, or 46%, in fiscal 2015 as compared to fiscal 2014 primarily driven by the $27.9 million gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners, a decrease in interest expense due to the maturity of the 4.50% debentures in March of fiscal 2015, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses.

Other expense, net decreased $50.7 million, or 43%, in fiscal 2014 as compared to fiscal 2013 primarily driven by a decrease in interest expense due to the expiration of the Liquidity Support Agreement and the maturity of the 4.75% debentures due in April 2014, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses. Other net expenses declined primarily as a result of charges, such as $4.9 million related to impairment of investments in unconsolidated investees, which occurred in fiscal 2013 and did not recur in fiscal 2014.

Income Taxes

	Fiscal Year
(In thousands)	2015	2014	2013
Provision for income taxes	$(66,694)	$(8,760)	$(11,905)
As a percentage of revenue	(4)%	—%	—%

In fiscal 2015, our income tax provision of $66.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $242.3 million was due to an increase in taxable income resulting from gains realized primarily on the sale of projects involving real estate and a coinciding utilization of carryforward tax attributes; however, revenue and margin on the transactions that generated tax gains were deferred due to real estate accounting guidelines.  For further information on the accounting treatment of projects involving real estate, please see "Item 1. Financial Statements-Notes to Consolidated Financial Statements-Note 3. 8point3 Energy Partners LP" in this Annual Report on Form 10-K.  Other factors contributing to the increase in provision for income taxes in fiscal 2015 were a shift in the geographic mix of taxable income to jurisdictions with higher statutory tax rates, prior year transfer pricing adjustments, intracompany profit deferral and accrual of unrecognized tax benefits, and deemed foreign dividends.  If we continue to generate taxable income on gains, but defer revenue, on transactions such as those involving real estate accounting, we will continue to generate taxable income in excess of tax attributes, such as net operating losses and tax credits, that can be used to offset such taxable income.

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

We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 3, 2016, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2015.

Equity in Earnings (Loss) of Unconsolidated Investees

	Fiscal Year
(In thousands)	2015	2014	2013
Equity in earnings of unconsolidated investees	$9,569	$7,241	$3,872
As a percentage of revenue	1%	—%	—%

In fiscal 2015, 2014 and 2013, our equity in earnings of unconsolidated investees was a net gain of $9.6 million, $7.2 million and $3.9 million, respectively, and was primarily due to increased activities at AUOSP during all three fiscal years. The $9.6 million net gain in fiscal 2015 also includes the activities of the 8point3 Group that took place during the last half of fiscal 2015 as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP."

Net Income (Loss)

	Fiscal Year
(In thousands)	2015	2014	2013
Net income (loss)	$(299,436)	$183,095	$33,550

Net income decreased by $482.5 million and changed from a net income to a net loss in fiscal 2015 as compared to fiscal 2014. The decrease in net income (loss) was primarily driven by: (i) a $380.5 million decrease in gross margin, primarily due to the substantial completion of revenue recognition on various large-scale solar power systems at the end of fiscal 2014 and the deferral of all profits on transactions with the 8point3 Group involving real estate in fiscal 2015; (ii) a $77.1 million increase in operating expenses due to increased headcount and marketing spend and costs incurred for acquisition-related diligence and the formation and IPO of 8point3 Energy Partners; and (iii) a $57.9 million increase in income tax due to an increase in taxable income resulting from gains realized primarily on the sale of projects involving real estate, on which revenue was deferred, and a coinciding utilization of carryforward tax attributes. The decrease in net income was partially offset by: (i) a $30.6 million decrease in Other expense, net driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners, a decrease in interest expense due to the maturity of the 4.50% debentures in March of fiscal 2015, as well as favorable changes in the fair value of foreign currency derivatives and other net expenses; and (ii) a $2.3 million increase in our equity in earnings of unconsolidated investees due to activities at AUOSP and the 8point3 Group during fiscal 2015.

Net income increased $149.5 million in fiscal 2014 as compared to fiscal 2013. The increase in net income was primarily driven by: (i) a $134.1 million increase in gross margin due to favorable margins on various large utility-scale solar power systems recognized coupled with an overall decrease in material and installation costs, and (ii) a $50.7 million decrease in Other expense, net due to lower interest expense primarily as a result of the expiration of the Liquidity Support Agreement during the first quarter of fiscal 2014, but was partially offset by (iii) a $56.8 million legal accrual related to First Philec, as described in "Item 3. Legal Proceedings," as well as (iv) a $41.7 million increase in operating expenses.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands)	2015	2014	2013
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$112,417	$62,799	$62,043

We have entered into facilities with third-party investors under which the parties invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold controlling interests in these less-than-wholly-owned entities and have fully consolidated these entities as a result. We apply the hypothetical liquidation at book value method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

In fiscal 2015, 2014, and 2013, we attributed $112.4 million, $62.8 million, and $62.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $49.6 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests in fiscal 2015, as compared to fiscal 2014, is primarily attributable to additional leases placed in service under new facilities executed with third-party investors in fiscal 2015, whereas the $0.8 million increase in fiscal 2014, as compared to 2013, is due to additional leases placed in service under existing facilities in the period.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Note 1. The Company and Summary of Significant Accounting Policies" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

Revenue Recognition

Solar Power Components

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the risks and rewards of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training, or customer acceptance clauses, with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas and end-customer segments.

Construction Contracts

Revenue is also composed of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty six months, depending on the size and location. We recognize revenue from fixed-price construction contracts, which do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, we defer the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. To date, no such repurchase obligations have been triggered (see "Note 10. Commitments and Contingencies" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

We develop and sell solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if we execute a sale of land in conjunction with an EPC contract requiring the future development of the property, we recognize revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated, we have transferred the customary risk and rewards of ownership to the buyer, and we do not have prohibited continuing involvement with the property or the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and receipt of a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial and continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are assured if the buyer defaults, we may defer revenue and profit during construction by aligning our revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time we have unconditionally received payment from the buyer, revenue is recognized and deferred project costs are released to cost of sales at the same rate of profit estimated throughout the construction of the project. Further, in situations where we have a noncontrolling equity interest in the buyer, we may defer all or a portion of our revenue or profit in accordance with specific guidance for partial sales of real estate.

We have determined that our standard product and workmanship warranties do not represent prohibited forms of continuing involvement that would otherwise preclude revenue recognition as these warranties do not result in the retention of substantial risks or rewards of ownership or result in a seller guarantee as described in real estate accounting guidance. Similarly, we have determined that when we provide post-installation monitoring and maintenance services and associated system output performance warranties to customers of projects that include the sale or lease of real estate, these are not forms of prohibited continuing involvement since the terms and conditions of the post-installation monitoring and maintenance services are commensurate with market rates, control over the right to terminate the post-installation monitoring and maintenance contract and associated system output performance warranties rests with the customer since the customer has the right to terminate for convenience, and the terms and conditions for the system output performance warranties do not result in any additional services or efforts by us or in the retention of ownership risks outside of our control.

Residential Leases

We offer a solar lease program, in partnership with third-party financial institutions, which allows our residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating- or sales-type leases in accordance with the relevant accounting guidelines, which involve making a variety of estimates, including the fair value and residual value of leased solar power systems. Changes in these estimates can have a significant impact on the related accounting results, including the relative proportion of leases classified as operating- or sales-type leases.

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

In addition, at the time revenue is recognized from the sale of solar panels and balance of system components, we record estimates for sales returns which reduce revenue. These estimates are based on historical sales returns and analysis of credit memo data, among other known factors.

Warranty Reserves

We generally provide a 25-year standard warranty for our solar panels that we manufacture for defects in materials and workmanship. The warranty provides that we will repair or replace any defective solar panels during the warranty period. In addition, we pass through to customers long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years.

In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years and also provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services which expires upon termination of the post-installation monitoring and maintenance services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates or if there are delays in our responsiveness to outages, we may be required to revise our estimated warranty liability. Historically, warranty costs have been within management’s expectations.

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

Variable Interest Entities ("VIE")

We regularly evaluate our relationships and involvement with unconsolidated VIEs, including our AUOSP joint venture, our investments in the 8point3 Group, and our other equity and cost method investments, to determine whether we have a controlling financial interest in them or have become the primary beneficiary, thereby requiring us to consolidate their financial results into our financial statements. In connection with the sale of the equity interests in the entities that hold solar power plants, we also consider whether we retain a variable interest in the entity sold, either through retaining a financial interest or by contractual means. If we determine that the entity sold is a VIE and that we hold a variable interest, we then evaluate whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we will consolidate the VIE. The determination of whether we are the primary beneficiary is based upon whether we have the power to direct the activities that most directly impact the economic performance of the VIE and whether we absorb any losses or benefits that would be potentially significant to the VIE.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see "Note 4. Business Combinations" and "Note 5. Goodwill and Other Intangible Assets" under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

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

Accounting for Income Taxes

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 3, 2016, we believe there is insufficient evidence to realize additional deferred tax assets, although it is possible that a reversal of the valuation allowance, which could be material, could occur in a future period.

The calculation of tax expense and liabilities involves dealing with uncertainties in the application of complex global tax regulations, including in the tax valuation of projects sold to tax equity partnerships and other third parties. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in our Consolidated Statements of Operations and are not considered material.

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Fiscal Year
(In thousands)	2015	2014	2013
Net cash provided by (used in) operating activities	$(726,231)	$8,360	$162,429
Net cash provided by (used in) investing activities	$109,399	$(309,239)	$(153,178)
Net cash provided by financing activities	$619,967	$498,566	$294,068

Operating Activities

Net cash used in operating activities in fiscal 2015 was $726.2 million and was primarily the result of: (i) a net loss of $299.4 million; (ii) a $763.1 million increase in project assets primarily related to our Henrietta, Hooper and Quinto Solar Energy Projects; (iii) a $237.8 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iv) a $143.0 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $87.0 million increase in prepaid expenses and other assets; (vi) a $39.4 million excess tax benefit from stock-based compensation; (vii) a $27.9 million gain on the sale of a residential lease portfolio to 8point3 Energy Partners; (viii) a $20.8 million increase in customer advances; and (ix) a $9.6 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) a $311.7 million decrease in accounts receivable, primarily driven by the collection of retainage related to Solar Star Projects; (ii) other net non-cash charges of $205.7 million related to depreciation, non-cash interest charges and stock-based compensation; (iii) a $148.4 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (iv) a $90.9 million increase in accounts payable and other accrued liabilities; (v) a $63.7 million increase in deferred income taxes and income tax liabilities; (vi) a $50.6 million decrease in advance payment made to suppliers; and (vii) a $30.7 million increase in billings in excess of costs and estimated earnings driven by an increase related to Solar Star and other projects.

Net cash provided by operating activities in fiscal 2014 was $8.4 million and was primarily the result of: (i) a net income of $183.1 million; (ii) a $205.5 million decrease in prepaid expenses and other assets driven by a decline in deferred costs related to the Solar Star Projects; (iii) net non-cash charges of $186.0 million related to depreciation, non-cash interest charges, and stock based compensation; (iv) a $45.8 million increase in accounts payable and other accrued liabilities; and (v) a $21.7 million net increase in deferred income taxes and other liabilities. This was partially offset by: (i) a $225.2 million decrease in billings in excess of costs and estimated earnings driven by a decline related to the Solar Star Projects; (ii) a $155.3 million increase in costs and estimated earnings in excess of billings driven by an increase related to the Solar Star Projects; (iii) a $94.3 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $68.2 million increase in project assets primarily related to our Quinto Solar Energy project; (v) a $26.3 million increase in advance payments made to suppliers; (vi) a $31.5 million increase in accounts receivable; (vii) a $23.5 million decrease in customer advances; and (viii) a $9.4 million net change in other operating assets.

Net cash provided by operating activities in fiscal 2013 was $162.4 million and was primarily the result of: (i) a net income of $33.6 million; (ii) a $120.6 million increase in accounts payable and other accrued liabilities; (iii) an $83.1 million increase in billings in excess of costs and estimated earnings; (iv) other net non-cash charges of $142.6 million primarily related to depreciation, non-cash interest charges, and stock based compensation, which includes a gain of $52.0 million on contract termination; and (v) other net changes in operating assets and liabilities of $4.1 million. This was partially offset by: (i) an increase of $107.5 million in long-term financing receivables, net related to our net investment in sales-type leases; (ii) a $28.3 million increase in inventory and project assets for construction of future and current projects primarily in North America; (iii) an increase in accounts receivable of $53.8 million; and (iv) an increase of $31.9 million in additional advance payments made to suppliers.

Investing Activities

Net cash provided by investing activities in fiscal 2015 was $109.4 million, which included $539.8 million in proceeds from 8point3 Energy Partners. This was partially offset by (i) $328.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $64.8 million paid for acquisitions; (iii) a $23.2 million increase in restricted cash; (iv) $9.9 million paid for intangibles; and (v) $4.1 million paid for investments in unconsolidated investees.

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

Financing Activities

Net cash provided by financing activities in fiscal 2015 was $620.0 million, which included: (i) $416.3 million in proceeds from issuance of our 4.00% convertible debentures due 2023; (ii) $424.6 million in proceeds from the issuance of project loans, net of issuance costs; (iii) $170.6 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program; (iv) $90.6 million in net proceeds from the issuance of non-recourse debt financing, net of issuance costs; (v) $39.9 million in proceeds from exercise of stock options and excess tax benefit from stock-based compensation; (vi) $29.3 million in proceeds from 8point3 Energy Partners; (vii) $15.0 million in net proceeds from sale-leaseback financing; and (viii) $12.4 million in contributions from noncontrolling interests related to real estate projects. This was partially offset by: (i) $250.3 million in net payment to settle the 4.50% debentures due 2015, and the 4.50% Bond Hedge and Warrant (defined below); (ii) $252.6 million in repayments of bank loans, project loans and other debt, primarily the Quinto Credit Facility; (iii) $43.8 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv) $32.0 million of net repayments of residential lease financing.

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

Net cash provided by financing activities in fiscal 2013 was $294.1 million, which included: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $82.4 million from project loans; (iii) $96.4 million of financing proceeds associated with our residential lease program; (iv) $100.0 million of contributions from noncontrolling interests; and (v) $73.1 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $290.5 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $34.9 million in assumption of project loans by customers; (iii) $19.8 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iv) 8.8 million in repayments of sale leaseback financing.

Debt and Credit Sources

Convertible Debentures

As of January 3, 2016, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of January 3, 2016, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of January 3, 2016, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease".

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

As of January 3, 2016, we had $32.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of January 3, 2016, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of January 3, 2016, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired (collectively, the "Restructuring").

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on our leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on our leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee ranging from 0.25% to 0.35% (depending on our leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

As of January 3, 2016, the Company had no outstanding borrowings under the revolving credit facility.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016. Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value of the letters of credit may have an expiration date of between two and three years from the date of issuance.

As of January 3, 2016, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $294.5 million.

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

As of January 3, 2016 letters of credit issued under the Deutsche Bank Trust facility amounted to $8.6 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Quinto Credit Facility

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

Project Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, we regularly obtain project financing, typically in the form of loans from third-party institutions. These financings are secured by the assets of the specific project being financed and do not have recourse to the general assets of SunPower for repayment of such debt obligations, and hence are referred to as non-recourse. We classify non-recourse financings in the Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

During fiscal 2015, we entered into a long-term non-recourse credit facility to finance the 128 MW Henrietta utility-scale power plant in California. The outstanding borrowings under this facility amounted to $216.7 million as of January 3, 2016. In addition, we entered into a long-term non-recourse credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. The outstanding borrowings under this facility amounted to $37.3 million as of January 3, 2016.

During fiscal 2014 and 2015, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2015, we drew down $92.1 million of proceeds, net of issuance costs, under the loan agreements. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. As of January 3, 2016, the short-term and long-term balances of the loans were $4.1 million and $167.6 million, respectively.

During fiscal 2013, we entered into a project loan with a consortium of lenders to facilitate the development of a 10 MW utility and power plant project under construction in Israel. During the first quarter of fiscal 2014, we sold the Israeli project. The related loan, amounting to ILS 141.8 million (approximately $40.7 million based on the exchange rate at the time of sale), and accrued and unpaid interest was assumed by the customer.

During fiscal 2013, we entered into a long-term non-recourse loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of January 3, 2016 was $8.1 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

Liquidity

As of January 3, 2016, we had unrestricted cash and cash equivalents of $954.5 million as compared to $956.2 million as of December 28, 2014. Our cash balances are held in numerous locations throughout the world and as of January 3, 2016, we had approximately $137.6 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed AUOSP, our joint venture with AUO. Under the terms of the joint venture agreement, we and AUO each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture amounting to $169.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, or either shareholder requests additional equity financing for AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate. See also "Part I. Item 1A. Risk Factors—Risks Related to Our Operations—If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected."

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $210 million to $240 million in fiscal 2016 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of January 3, 2016, letters of credit issued under the Deutsche Bank Trust facility amounted to $8.6 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Leasing"). As of January 3, 2016, we received $180.9 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014 and 2015, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2015, we drew down $92.1 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of January 3, 2016, the short-term and long-term balances of the loans were $4.1 million and $167.6 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction. As of January 3, 2016, outstanding amounts related to our project financing were $433.9 million.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants. We expect to be able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors".

As of January 3, 2016, we had $250.0 million available to us under our revolving credit facility with Credit Agricole and on February 17, 2016, we entered into an amendment to the credit agreement to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of January 3, 2016:

		Payments Due by Fiscal Period
(In thousands)	Total	2016	2017-2018	2019-2020	Beyond 2020
Convertible debt, including interest[1]	$1,269,110	$22,750	$344,194	$41,000	$861,166
IFC mortgage loan, including interest[2]	33,467	15,734	17,733	—	—
CEDA loan, including interest[3]	68,888	2,550	5,100	5,100	56,138
Other debt, including interest[4]	586,271	20,839	61,139	84,078	420,215
Future financing commitments[5]	179,590	179,590	—	—	—
Operating lease commitments[6]	135,082	17,651	27,921	24,576	64,934
Sale-leaseback financing[7]	103,503	7,983	15,735	13,706	66,079
Capital lease commitments[8]	5,816	1,401	1,940	1,133	1,342
Non-cancellable purchase orders[9]	290,954	290,954	—	—	—
Purchase commitments under agreements[10]	1,606,906	723,914	542,464	337,528	3,000
Total	$4,279,587	$1,283,366	$1,016,226	$507,121	$1,472,874

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on January 3, 2016. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $32.5 million borrowed as of January 3, 2016. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[4]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies."

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2016 amounting to $169.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $10.6 million, subject to certain conditions.

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2015, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2015, as specified in related contracts with a supplier. As of January 3, 2016, the Company has recorded an offsetting asset, recorded within

"Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.6 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2016, within the applicable contractual cure period.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of January 3, 2016, total liabilities associated with uncertain tax positions were $41.0 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of January 3, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 8%, 10% and 18% of our total revenue in fiscal 2015, 2014 and 2013, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $12.2 million, $28.9 million and $45.1 million in fiscal 2015, 2014, and 2013, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of January 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $35.7 million, respectively. As of December 28, 2014, we held option and forward contracts totaling $26.6 million and $134.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of January 3, 2016 and December 28, 2014, advances to suppliers totaled $359.1 million and $409.7 million, respectively. Two suppliers accounted for 82% and 16% of total advances to suppliers as of January 3, 2016, and 82% and 17% as of December 28, 2014.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of January 3, 2016, the outstanding principal balance of our variable interest borrowings was $294.6 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $540.0 million in money market funds as of January 3, 2016 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of January 3, 2016 and December 28, 2014, investments of $186.4 million and $210.9 million, respectively, are accounted for using the equity method, and $36.4 million and $32.3 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,253.2 million as of January 3, 2016. The aggregate estimated fair value of our outstanding convertible debentures was $1,019.4 million as of December 28, 2014. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,378.5 million and $1,121.4 million as of January 3, 2016 and December 28, 2014, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $1,127.9 million and $917.5 million as of January 3, 2016 and December 28, 2014, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SunPower Corporation

We have audited the accompanying consolidated balance sheets of SunPower Corporation as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended January 3, 2016. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunPower Corporation at January 3, 2016 and December 28, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunPower Corporation's internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SunPower Corporation

We have audited SunPower Corporation’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunPower Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunPower Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of SunPower Corporation and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 18, 2016

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	January 3, 2016	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$954,528	$956,175
Restricted cash and cash equivalents, current portion	24,488	18,541
Accounts receivable, net[1]	190,448	504,316
Costs and estimated earnings in excess of billings[1]	38,685	187,087
Inventories	382,390	208,573
Advances to suppliers, current portion	85,012	98,129
Project assets - plants and land, current portion[1]	479,452	101,181
Prepaid expenses and other current assets[1]	359,517	328,845
Total current assets	2,514,520	2,402,847

Restricted cash and cash equivalents, net of current portion	41,748	24,520
Restricted long-term marketable securities	6,475	7,158
Property, plant and equipment, net	731,230	585,344
Solar power systems leased and to be leased, net	531,520	390,913
Project assets - plants and land, net of current portion	5,072	15,475
Advances to suppliers, net of current portion	274,085	311,528
Long-term financing receivables, net	334,791	269,587
Goodwill and other intangible assets, net	119,577	37,981
Other long-term assets[1]	297,975	300,229
Total assets	$4,856,993	$4,345,582

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$514,654	$419,919
Accrued liabilities[1]	313,497	331,034
Billings in excess of costs and estimated earnings	115,739	83,440
Short-term debt	21,041	18,105
Convertible debt, current portion	—	245,325
Customer advances, current portion[1]	33,671	31,788
Total current liabilities	998,602	1,129,611

Long-term debt	478,948	214,181
Convertible debt, net of current portion[1]	1,110,960	692,955
Customer advances, net of current portion[1]	126,183	148,896
Other long-term liabilities[1]	564,557	555,344
Total liabilities	3,279,250	2,740,987
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	69,104	28,566
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both January 3, 2016 and December 28, 2014	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 145,242,705 shares issued, and 136,712,339 outstanding as of January 3, 2016; 138,616,252 shares issued, and 131,466,777 outstanding as of December 28, 2014	137	131
Additional paid-in capital	2,359,917	2,219,581
Accumulated deficit	(747,617)	(560,598)
Accumulated other comprehensive loss	(8,023)	(13,455)
Treasury stock, at cost; 8,530,366 shares of common stock as of January 3, 2016; 7,149,475 shares of common stock as of December 28, 2014	(155,265)	(111,485)
Total stockholders' equity	1,449,149	1,534,174
Noncontrolling interests in subsidiaries	59,490	41,855
Total equity	1,508,639	1,576,029
Total liabilities and equity	$4,856,993	$4,345,582

[1]
The Company has related-party balances for transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued Liabilities", "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 3, Note 8, Note 11, Note 12, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	January 3, 2016	December 28, 2014	December 29, 2013

Revenue
Solar power systems, components, and other	$1,389,660	$2,897,305	$2,370,148
Residential leasing	186,813	129,960	137,055
	$1,576,473	$3,027,265	$2,507,203
Cost of revenue
Solar power systems, components, and other	1,192,535	2,315,894	1,908,577
Residential leasing	139,292	86,244	107,554
	1,331,827	2,402,138	2,016,131
Gross margin	244,646	625,127	491,072
Operating expenses:
Research and development	99,063	73,343	58,080
Sales, general and administrative	345,486	288,321	271,481
Restructuring charges	6,391	12,223	2,602
Total operating expenses	450,940	373,887	332,163
Operating income (loss)	(206,294)	251,240	158,909
Other income (expense), net:
Interest income	2,120	2,583	6,017
Interest expense	(43,796)	(69,658)	(108,739)
Other, net	5,659	449	(14,604)
Other expense, net	(36,017)	(66,626)	(117,326)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	(242,311)	184,614	41,583
Provision for income taxes	(66,694)	(8,760)	(11,905)
Equity in earnings of unconsolidated investees	9,569	7,241	3,872
Net income (loss)	(299,436)	183,095	33,550
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	112,417	62,799	62,043
Net income (loss) attributable to stockholders	$(187,019)	$245,894	$95,593

Net income (loss) per share attributable to stockholders:
Basic	$(1.39)	$1.91	$0.79
Diluted	$(1.39)	$1.55	$0.70
Weighted-average shares:
Basic	134,884	128,635	120,819
Diluted	134,884	162,751	138,980

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	January 3, 2016	December 28, 2014	December 29, 2013
Net income (loss)	$(299,436)	$183,095	$33,550
Components of comprehensive income (loss):
Translation adjustment	(2,452)	(4,946)	(1,447)
Net unrealized gain (loss) on derivatives (Note 13)	7,385	(638)	(562)
Net gain (loss) on long-term pension liability adjustment	823	(2,878)	—
Income taxes	(324)	(675)	212
Net change in accumulated other comprehensive gain (loss)	5,432	(9,137)	(1,797)
Total comprehensive income (loss)	(294,004)	173,958	31,753
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	112,417	62,799	62,043
Comprehensive income (loss) attributable to stockholders	$(181,587)	$236,757	$93,796

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 30, 2012	$—	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352	$—	$993,352
Net income (loss)	—	—	—	—	—	—	95,593	95,593	(62,043)	33,550
Other comprehensive loss	—	—	—	—	—	(1,797)	—	(1,797)	—	(1,797)
Issuance of common stock upon exercise of options	—	48	—	155	—	—	—	155	—	155
Issuance of restricted stock to employees, net of cancellations	—	3,583	3	(3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	46,215	—	—	—	46,215	—	46,215
Purchases of treasury stock	—	(1,329)	—	—	(19,829)	—	—	(19,829)	—	(19,829)
Tax benefit from convertible debt interest deduction	—	—	—	1,408	—	—	—	1,408	—	1,408
Tax benefit from stock-based compensation	—	—	—	1,056	—	—	—	1,056	—	1,056
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	100,008	100,008
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(335)	(335)
Balances at December 29, 2013	$—	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	(27,089)	—	—	—	—	—	245,894	245,894	(35,710)	210,184
Other comprehensive loss	—	—	—	—	—	(9,137)	—	(9,137)	—	(9,137)
Issuance of common stock upon exercise of options	—	106	—	1,052	—	—	—	1,052	—	1,052
Issuance of restricted stock to employees, net of cancellations	—	4,431	2	(2)	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible debt	—	7,131	7	188,256	—	—	—	188,263	—	188,263
Settlement of the 4.75% Bond hedge	—	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	—	55,592	—	—	—	55,592	—	55,592
Tax benefit from convertible debt interest deduction	—	—	—	3,761	—	—	—	3,761	—	3,761
Tax benefit from stock-based compensation	—	—	—	2,379	—	—	—	2,379	—	2,379
Contributions from noncontrolling interests and redeemable noncontrolling interests	34,102	—	—	—	—	—	—	—	66,581	66,581
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,438)	—	—	—	—	—	—	—	(2,655)	(2,655)
Purchases of treasury stock	—	(1,738)	—	—	(57,548)	—	—	(57,548)	—	(57,548)
Transfer of redeemable noncontrolling interests	23,991	—	—	—	—	—	—	—	(23,991)	(23,991)
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029
Net loss	(13,689)	—	—	—	—	—	(187,019)	(187,019)	(98,728)	(285,747)
Other comprehensive income	—	—	—	—	—	5,432	—	5,432	—	5,432
Issuance of common stock upon exercise of options	—	58	—	514	—	—	—	514	—	514
Issuance of restricted stock to employees, net of cancellations	—	3,560	3	(3)	—	—	—	—	—	—
Settlement of the 4.5% Warrants	—	3,008	3	(577)	—	—	—	(574)	—	(574)
Stock-based compensation expense	—	—	—	61,481	—	—	—	61,481	—	61,481
Tax benefit from convertible debt interest deduction	—	—	—	39,546	—	—	—	39,546		39,546
Tax benefit from stock-based compensation	—	—	—	39,375	—	—	—	39,375	—	39,375
Contributions from noncontrolling interests	57,064	—	—	—	—	—	—	—	123,817	123,817
Distributions to noncontrolling interests	(2,837)	—	—	—	—	—	—	—	(7,454)	(7,454)
Purchases of treasury stock	—	(1,381)	—	—	(43,780)	—	—	(43,780)	—	(43,780)
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income (loss)	$(299,436)	$183,095	$33,550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	138,007	108,795	98,191
Stock-based compensation	58,960	55,592	45,678
Non-cash interest expense	6,184	21,585	49,016
Gain from contract termination	—	—	(51,988)
Equity in earnings of unconsolidated investees	(9,569)	(7,241)	(3,872)
Excess tax benefit from stock-based compensation	(39,375)	(2,379)	—
Deferred income taxes and other tax liabilities	63,672	21,656	1,138
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	(27,915)	—	—
Other, net	2,589	5,278	9,372
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	311,743	(31,505)	(53,756)
Costs and estimated earnings in excess of billings	148,426	(155,300)	4,608
Inventories	(237,764)	(1,247)	(6,243)
Project assets	(763,065)	(68,247)	(22,094)
Prepaid expenses and other assets	(87,010)	201,858	34,147
Long-term financing receivables, net	(142,973)	(94,314)	(107,531)
Advances to suppliers	50,560	(26,343)	(31,909)
Accounts payable and other accrued liabilities	90,904	45,768	120,599
Billings in excess of costs and estimated earnings	30,661	(225,210)	83,100
Customer advances	(20,830)	(23,481)	(39,577)
Net cash provided by (used in) operating activities	(726,231)	8,360	162,429
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(23,174)	(11,562)	15,465
Purchases of property, plant and equipment	(230,051)	(102,505)	(34,054)
Cash paid for solar power systems, leased and to be leased	(88,376)	(50,974)	(97,235)
Cash paid for solar power systems	(10,007)	(13,457)	(21,257)
Proceeds from sales or maturities of marketable securities	—	1,380	100,947
Proceeds from 8point3 Energy Partners LP attributable to real estate projects and residential lease portfolio	539,791	—	—
Proceeds from sale of equipment to third parties	—	—	645
Purchases of marketable securities	—	(30)	(99,928)
Cash paid for acquisitions, net of cash acquired	(64,756)	(35,078)	—
Cash paid for investments in unconsolidated investees	(4,092)	(97,013)	(17,761)
Cash paid for intangibles	(9,936)	—	—
Net cash provided by (used in) investing activities	109,399	(309,239)	(153,178)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	416,305	395,275	296,283
Cash paid for repurchase of convertible debt	(324,352)	(42,250)	—
Proceeds from settlement of 4.75% Bond Hedge	—	68,842	—
Payments to settle 4.75% Warrants	—	(81,077)	—
Proceeds from settlement of 4.50% Bond Hedge	74,628	131	—
Payments to settle 4.50% Warrants	(574)	—	—
Proceeds from issuance of non-recourse debt financing, net of issuance costs	92,129	81,926	—
Repayment of non-recourse debt financing	(1,528)	(244)	—
Proceeds from issuance of project loans, net of issuance costs	424,556	61,537	82,394
Assumption of project loan by customer	—	(40,672)	(34,850)
Repayment of bank loans, project loans and other debt	(252,595)	(17,073)	(290,486)
Proceeds from residential lease financing	7,979	—	96,392
Repayment of residential lease financing	(39,975)	(15,686)	—
Proceeds from sale-leaseback financing	17,219	50,600	73,139
Repayment of sale-leaseback financing	(2,237)	(4,216)	(8,804)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	29,300	—	—
Contributions from noncontrolling interests attributable to real estate projects	12,410	—	—
Contributions from noncontrolling interests and redeemable noncontrolling interests	180,881	100,683	100,008
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,291)	(5,093)	(335)
Proceeds from exercise of stock options	517	1,052	156
Excess tax benefit from stock-based compensation	39,375	2,379	—
Purchases of stock for tax withholding obligations on vested restricted stock	(43,780)	(57,548)	(19,829)
Net cash provided by financing activities	619,967	498,566	294,068
Effect of exchange rate changes on cash and cash equivalents	(4,782)	(4,023)	1,705
Net increase (decrease) in cash and cash equivalents	(1,647)	193,664	305,024
Cash and cash equivalents, beginning of period	956,175	762,511	457,487
Cash and cash equivalents, end of period	$954,528	$956,175	$762,511

Non-cash transactions:
Assignment of residential lease receivables to third parties	$3,315	$8,023	$93,013
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$66,604	$41,204	$53,721
Costs of solar power systems, leased and to be leased, funded by liabilities	$10,972	$3,786	$5,884
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$6,076	$28,259	$30,442
Property, plant and equipment acquisitions funded by liabilities	$28,950	$11,461	$5,288
Issuance of common stock upon conversion of convertible debt	$—	$188,263	$—
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$68,273	$—	$—
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$102,333	$—	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$34,909	$39,857	$46,026
Cash paid for income taxes	$29,509	$8,765	$1,338

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2015 was a 53-week fiscal year; while fiscal 2014 and 2013 were 52-week fiscal years. Fiscal 2015 ended on January 3, 2016, fiscal 2014 ended on December 28, 2014, and fiscal 2013 ended on December 29, 2013.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets; the fair value and residual value of solar power systems; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances and indemnities. Actual results could materially differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

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

Product Warranties

The Company generally provides a 25-year standard warranty for the solar panels that it manufactures for defects in materials and workmanship. The warranty provides that the Company will repair or replace any defective solar panels during the warranty period. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years.

In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 25 years and also provides a separate system output performance warranty to customers that have subscribed to the Company’s post-installation monitoring and maintenance services which expires upon termination of the post-installation monitoring and maintenance services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that the Company will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the Company’s estimated costs and its actual costs could be material to the Company’s consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from the Company’s estimates or if there are delays in the Company’s responsiveness to outages, the Company may be required to revise its estimated warranty liability. Historically, warranty costs have been within management’s expectations (see Note 10).

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

Construction Contracts

Revenue is also composed of EPC projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. The Company recognizes revenue from fixed price construction contracts, which do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

Development Projects

The Company develops and sells solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company executes a sale of land in conjunction with an EPC contract requiring the future development of the property, it recognizes revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated, it has transferred the customary risk and rewards of ownership to the buyer, and it does not have prohibited continuing involvement with the property or the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and receipt of a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial and continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are assured if the buyer defaults, it may defer revenue and profit during construction by aligning its revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time the Company has unconditionally received payment from the buyer, revenue is recognized and deferred project costs are released to cost of sales at the same rate of profit estimated throughout the construction of the project. Further, in situations where we have a noncontrolling equity interest in the buyer, we may defer all or a portion of our revenue or profit in accordance with specific guidance for partial sales of real estate.

The Company has determined that its standard product and workmanship warranties do not represent prohibited forms of continuing involvement that would otherwise preclude revenue recognition as these warranties do not result in the retention of substantial risks or rewards of ownership or result in a seller guarantee as described in real estate accounting guidance.

Similarly, the Company has determined that when it provides post-installation monitoring and maintenance services and associated system output performance warranties to customers of projects that include the sale or lease of real estate, these are not forms of prohibited continuing involvement since the terms and conditions of the post-installation monitoring and maintenance services are commensurate with market rates, control over the right to terminate the post-installation monitoring and maintenance contract and associated system output performance warranties rests with the customer since the customer has the right to terminate for convenience, and the terms and conditions for the system output performance warranties do not result in any additional services or efforts by the Company or in the retention of ownership risks outside of the Company’s control.

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

Stock-Based Compensation

The Company measures and records compensation expense for all stock-based payment awards based on estimated fair values. The Company provides stock-based awards to its employees, executive officers, and directors through various equity compensation plans including its employee stock option and restricted stock plans. The fair value of restricted stock units is based on the market price of the Company's common stock on the date of grant. The Company has not granted stock options since fiscal 2008.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $23.4 million, $11.9 million and $11.8 million, in fiscal 2015, 2014, and 2013, respectively.

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

Translation of Foreign Currency

The Company and certain of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities using exchange rates in effect at the end of the period. Exchange gains and losses arising from the remeasurement of monetary assets and liabilities are included in "Other, net" in the Consolidated Statements of Operations. Non-monetary assets and liabilities are carried at their historical values.

The Company includes gains or losses from foreign currency transactions in "Other, net" in the Consolidated Statements of Operations with the other hedging activities described in Note 13.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than 15 months, while the bond hedge and warrant transactions expired in fiscal 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. As of January 3, 2016, the Company had no customers that accounted for 10% of accounts receivable. As of December 28, 2014, one customer accounted for 57.8% of accounts receivable. In addition, one customer accounted for approximately 59% of the Company's "Costs and estimated earnings in excess of billings" balance as of January 3, 2016 on the Consolidated Balance Sheets as compared to one customer that accounted for approximately 85% of the balance as of December 28, 2014.

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

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds (see Notes 6 and 8).

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

Business Combinations

The Company records all acquired assets and liabilities, including goodwill, other intangible assets, and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets, and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact the Company's future results of operations. Accordingly, for significant acquisitions, the Company obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Notes 4 and 5). The Company charges acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the standards for the balance sheet classification of deferred taxes. The updated standard requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires either a retrospective or a prospective approach to adoption. The Company elected to early adopt the updated accounting standard, effective in the fourth quarter of fiscal 2015. As the new standard was applied prospectively, prior periods in the Company’s financial statements were not retrospectively adjusted.

In September 2015, the FASB issued an update to the business combination standards to eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which it determines the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.  The new guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a prospective approach to adoption.  The Company elected early adoption of the updated accounting standard, effective in the fourth quarter of fiscal 2015. The impact of the measurement period adjustments recognized in accordance with the updated accounting standard did not have a material impact to the Company’s consolidated financial statements.

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

In April 2015, the FASB issued an update to the standards to provide a practical expedient for the measurement date of defined benefit obligation and plan assets for reporting entities with fiscal year-ends that do not coincide with a month-end. The updated standard allows such entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year and to all plans, if an entity has more than one plan. The new practical expedient guidance is effective for the Company no later than the first quarter of fiscal 2016 and requires a prospective approach to adoption. The Company elected early adoption of the updated accounting standard, effective in the fourth quarter of fiscal 2015, and measured its defined benefit plan assets and obligations as of December 31, 2015, the calendar month-end closest to the Company’s fiscal year-end. The adoption of this updated accounting standard did not have a significant impact to the Company’s consolidated financial statements.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of January 3, 2016, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 57%.

Credit Support Agreement

On April 28, 2011, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. Total S.A. will guarantee the Company's obligation to reimburse the applicable issuing bank for a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Under the Credit Support Agreement, the Company may also request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. The Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement was amended on June 7, 2011, it became effective on June 28, 2011 in connection with the completion of the Tender Offer (the "CSA Effective Date"), and it was further amended on each of December 12, 2011 and December 14, 2012.

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

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of the outstanding voting power of the Company and imposes certain limitations on the Total Group's ability to transfer 40% or more of the outstanding shares or voting power of the Company to a single person or group that is not a direct or indirect subsidiary of Total S.A. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to the Company's Board of Directors.

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

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and the Compensation and Funding Agreement, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

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

4.00% Debentures Due 2023

In December 2015, the Company issued $425.0 million in principal amount of its 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. The 4.00% debentures due 2023 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $30.53 per share, which provides Total the right to acquire up to 3,275,680 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023 (see Note 12).

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of January 3, 2016, the Company had $24.6 million of "Costs and estimated earnings in excess of billings" and $6.7 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

State Income Taxes with Total and its Affiliates:

The Company has determined that it is unitary with Total S.A. in certain U.S. states for income tax filing purposes. The Company continues to calculate its income tax liabilities on a separate company basis as agreed with Total S.A.

Related-Party Transactions with Total and its Affiliates:

	Fiscal Year
(In thousands)	2015	2014	2013
Revenue:
EPC, O&M, and components revenue under joint projects	$56,772	$155,568	$602
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(1,620)	$(1,612)	$(1,661)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$11,227	$12,035	$8,890
Fees incurred under the Compensation and Funding Agreement	$—	$1,200	$5,533
Interest expense incurred on the 0.75% debentures due 2018	$1,500	$1,604	$883
Interest expense incurred on the 0.875% debentures due 2021	$2,188	$1,209	$—
Interest expense incurred on the 4.00% debentures due 2023	$167	$—	$—

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

Immediately after the IPO, the Company contributed a portfolio of 170 MW AC of its solar generation assets (the “SPWR Projects”) to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partners' primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional 513 MW AC of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”). In connection with the IPO, the Company also entered into O&M, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

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

The Company evaluated the sale of the portion of the residential lease portfolio that was composed of operating leases and unguaranteed sales-type lease residual values under relevant guidance for leasing transactions and determined that the Company retained significant risks of ownership as defined in such guidance due, in part, to the subordination of certain of the Company’s OpCo units during the subordination period. Accordingly, the Company accounted for the sale of the operating leases and the unguaranteed sales-type lease residual values as a borrowing and reflected the $29 million of IPO cash proceeds attributable to this portion of the residential lease portfolio as a financing cash inflow in the Consolidated Statement of Cash Flows and as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. As of January 3, 2016 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $78 million.

During the third and fourth quarter of fiscal 2015, the Company received $199 million of additional cash proceeds from the 8point3 Group, primarily associated with the pass-through of tax equity proceeds, which were classified as an investing cash inflow in the Consolidated Statement of Cash Flows. In addition, all SPWR Projects reached COD during fiscal 2015 and, pursuant to the accounting treatment discussed in the preceding paragraphs, the Company derecognized the associated project assets and current liability. No profit on the sale of the projects was recognized, and the derecognition resulted in a net $102 million reduction in the carrying value of the Company’s investments in the 8point3 Group.

Note 4. BUSINESS COMBINATIONS

In fiscal 2015, the Company acquired two entities that qualified as business combinations, Cogenra Solar, Inc., a panel technology innovator, and Solaire Generation Inc., a solar carport specialist. These business combinations were accounted for by the acquisition method for a total cash consideration, net of cash acquired, of approximately $65 million, of which $37 million was attributed to goodwill, $40 million to intangible assets, and $12 million to net liabilities assumed, which includes an estimate of contingent consideration that may be paid in a future period. The composition of the intangible assets acquired is presented in Note 5. These acquisitions enhance the breadth and depth of our expertise in our technologies and our product offerings. The total goodwill of $37 million is primarily attributable to synergies expected to arise out of the acquisitions and has been allocated to reportable business segments using specific identification or relative fair value approaches based on the facts and circumstances of each acquisition. Goodwill is expected to be amortized over 15 years for tax purposes.

Pro forma results of operations for the acquisitions have not been presented as the impact of each acquisition is not material to the Company's consolidated results of operations for the current or prior periods. The actual results of operations of these acquisitions have been included in the Company's consolidated results of operations from the date of the respective acquisition.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of December 28, 2014	$20,780	$—	$440	$21,220
Goodwill arising from business combinations	11,400	10,314	15,201	36,915
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of January 3, 2016
Patents and purchased technology	$53,499	$(5,328)	$48,171
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	—	3,700
Other	$500	$(375)	$125
	$67,145	$(5,703)	$61,442
As of December 28, 2014
Patents and purchased technology	$13,675	$(615)	$13,060
Purchased in-process research and development	$3,700	$—	$3,700
	$17,375	$(615)	$16,760

Aggregate amortization expense for intangible assets totaled $5.1 million, $0.6 million and $0.7 million for fiscal 2015, 2014 and 2013, respectively.

As of January 3, 2016, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2016	$16,506
2017	12,056
2018	12,191
2019	9,107
2020	6,520
Thereafter	1,362
$57,742

Note 6. BALANCE SHEET COMPONENTS

	As of
(In thousands)	January 3, 2016	December 28, 2014
Accounts receivable, net:
Accounts receivable, gross[1,2]	$207,860	$523,613
Less: allowance for doubtful accounts	(15,505)	(18,152)
Less: allowance for sales returns	(1,907)	(1,145)
	$190,448	$504,316

[1]	Includes short-term financing receivables associated with solar power systems leased of $12.5 million and $9.1 million as of January 3, 2016 and December 28, 2014, respectively (see Note 7).

[2]
Includes short-term retainage of $11.8 million and $213.0 million as of January 3, 2016 and December 28, 2014, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 3, 2016	$18,152	$1,163	$(3,810)	$15,505
Year ended December 28, 2014	26,463	(1,023)	(7,288)	18,152
Year ended December 29, 2013	26,773	8,258	(8,568)	26,463
Allowance for sales returns:
Year ended January 3, 2016	1,145	762	—	1,907
Year ended December 28, 2014	2,095	(950)	—	1,145
Year ended December 29, 2013	5,054	(2,959)	—	2,095
Valuation allowance for deferred tax assets:
Year ended January 3, 2016	118,748	149,923	—	268,671
Year ended December 28, 2014	90,571	28,177	—	118,748
Year ended December 29, 2013	182,322	(91,751)	—	90,571

	As of
(In thousands)	January 3, 2016	December 28, 2014
Inventories:
Raw materials	$124,297	$46,848
Work-in-process	131,258	67,903
Finished goods	126,835	93,822
	$382,390	$208,573

	As of
(In thousands)	January 3, 2016	December 28, 2014
Prepaid expenses and other current assets:
Deferred project costs	$67,479	$64,784
Bond hedge derivative	—	51,951
VAT receivables, current portion	14,697	7,554
Deferred costs for solar power systems to be leased	40,988	22,537
Derivative financial instruments	8,734	7,018
Prepaid inventory	50,615	—
Other receivables	78,824	79,927
Other prepaid expenses	98,180	47,448
Other current assets	—	47,626
	$359,517	$328,845

	As of
(In thousands)	January 3, 2016	December 28, 2014
Project assets - plants and land:
Project assets — plants	$479,108	$104,328
Project assets — land	5,416	12,328
	$484,524	$116,656
Project assets - plants and land, current portion	$479,452	$101,181
Project assets - plants and land, net of current portion	$5,072	$15,475

	As of
(In thousands)	January 3, 2016	December 28, 2014
Property, plant and equipment, net:
Manufacturing equipment[3]	$556,963	$554,124
Land and buildings	32,090	26,138
Leasehold improvements	244,098	236,867
Solar power systems[4]	141,075	124,848
Computer equipment	103,443	88,257
Furniture and fixtures	10,640	9,436
Construction-in-process	247,511	75,570
	1,335,820	1,115,240
Less: accumulated depreciation	(604,590)	(529,896)
	$731,230	$585,344

[3]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $85.1 million and $111.9 million as of January 3, 2016 and December 28, 2014, respectively.

[4]
Includes $110.4 million and $94.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of January 3, 2016 and December 28, 2014, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 7).

	As of
(In thousands)	January 3, 2016	December 28, 2014
Property, plant and equipment, net by geography[5]:
Philippines	$460,420	$335,643
United States	201,419	183,631
Mexico	44,164	40,251
Europe	22,962	24,748
Other	2,265	1,071
	$731,230	$585,344

[5]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	January 3, 2016	December 28, 2014
Other long-term assets:
Equity method investments	$186,405	$210,898
Cost method investments	36,369	32,308
Other	75,201	57,023
	$297,975	$300,229

	As of
(In thousands)	January 3, 2016	December 28, 2014
Accrued liabilities:
Bond hedge derivatives	$—	$51,951
Employee compensation and employee benefits	59,476	47,667
Deferred revenue	19,887	33,412
Short-term residential lease financing	7,395	1,489
Interest payable	8,165	10,575
Short-term warranty reserves	16,639	13,278
Restructuring reserve	1,823	13,477
VAT payables	4,225	6,073
Derivative financial instruments	2,316	1,345
Inventory payable	50,615	—
Liability due to 8point3 Energy Partners	9,952	—
Other	133,004	151,767
	$313,497	$331,034

	As of
(In thousands)	January 3, 2016	December 28, 2014
Other long-term liabilities:
Deferred revenue	$179,779	$176,804
Long-term warranty reserves	147,488	141,370
Long-term sale-leaseback financing	125,286	111,904
Long-term residential lease financing	—	27,122
Long-term residential lease financing with 8point3 Energy Partners	29,389	—
Unrecognized tax benefits	43,297	31,764
Long-term pension liability	12,014	9,980
Derivative financial instruments	1,033	3,712
Other	26,271	52,688
	$564,557	$555,344

	As of
(In thousands)	January 3, 2016	December 28, 2014
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(11,164)	$(8,712)
Net unrealized gain (loss) on derivatives	5,942	(1,443)
Net loss on long-term pension liability adjustment	(2,055)	(2,878)
Deferred taxes	(746)	(422)
	$(8,023)	$(13,455)

Note 7. LEASING

Residential Lease Program

The Company offers a solar lease program, in partnership with third-party investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014:

	As of
(In thousands)	January 3, 2016	December 28, 2014
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$543,358	$396,704
Solar power systems to be leased	34,319	21,202
	577,677	417,906
Less: accumulated depreciation	(46,157)	(26,993)
	$531,520	$390,913

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of January 3, 2016 and December 28, 2014, the Company had pledged solar assets with an aggregate book value of zero and $140.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of January 3, 2016:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$18,132	17,428	17,464	17,499	17,537	245,648	$333,708

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of January 3, 2016 and December 28, 2014, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	January 3, 2016	December 28, 2014
Financing receivables:
Minimum lease payments receivable[1]	$366,759	$319,244
Unguaranteed residual value	50,722	34,343
Unearned income	(70,155)	(74,859)
Net financing receivables	$347,326	$278,728
Current	$12,535	$9,141
Long-term	$334,791	$269,587

[1]	Net of allowance for doubtful accounts.

As of January 3, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$18,337	18,186	18,340	18,500	18,663	274,733	$366,759

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Third-Party Financing Arrangements

The Company has entered into multiple facilities under which solar power systems are financed by third-party investors. Under the terms of certain arrangements the investors make an upfront payment to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the term of the arrangement as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. The Company uses this approach to account for both operating and sales-type leases with its residential lease customers in the consolidated financial statements. These arrangements were terminated in the first half of fiscal 2015. The Company entered into a new arrangement in the third quarter of fiscal 2015 that is similarly accounted for as a borrowing. As of January 3, 2016, and December 28, 2014, the remaining liability to third-party investors under these arrangements presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $7.4 million and $28.6 million, respectively (see Note 6).

The Company has entered into multiple financing facilities with third-party investors under which the investors invest in entities that hold SunPower solar power systems and leases with residential customers. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries," between liabilities and equity on the Company's Consolidated Balance Sheets. During the years ended January 3, 2016 and December 28, 2014 the Company received $180.9 million and $100.7 million, respectively, in contributions from investors under the related facilities and attributed losses of $111.5 million and $64.3 million, respectively, to third-party investors corresponding principally to certain assets, including tax credits, that were allocated to the investors during the periods.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of January 3, 2016, future minimum lease obligations associated with these systems was $85.8 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Consolidated Balance Sheets (see Note 6). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 6). As of January 3, 2016, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $103.5 million, which will be recognized over the lease terms of up to 20 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of January 3, 2016 or December 28, 2014.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of January 3, 2016 and December 28, 2014:

	January 3, 2016			December 28, 2014
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$540,000	$540,000	$—	$375,000	$375,000	$—
Prepaid expenses and other current assets:
Debt derivatives (Note 12)	—	—	—	51,951	—	51,951
Derivative financial instruments (Note 13)	8,734	—	8,734	7,018	—	7,018
Total assets	$548,734	$540,000	$8,734	$433,969	$375,000	$58,969
Liabilities
Accrued liabilities:
Debt derivatives (Note 12)	$—	$—	$—	$51,951	$—	$51,951
Derivative financial instruments (Note 13)	2,316	—	2,316	1,345	—	1,345
Other long-term liabilities:
Derivative financial instruments (Note 13)	1,033	—	1,033	3,712	—	3,712
Total liabilities	$3,349	$—	$3,349	$57,008	$—	$57,008

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of January 3, 2016 and December 28, 2014, these bonds had a carrying value of $6.5 million and $7.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of January 3, 2016 and December 28, 2014, the Company had $186.4 million and $210.9 million, respectively, in investments accounted for under the equity method (see Note 11). As of January 3, 2016 and December 28, 2014, the Company had $36.4 million and $32.3 million, respectively, in investments accounted for under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	January 3, 2016	December 28, 2014
Accounts receivable	$32,389	$22,425
Other long-term assets	$1,455	$1,623
Accounts payable	$42,080	$50,039
Accrued liabilities	$9,952	$—
Customer advances	$710	$4,210
Other long-term liabilities	$29,389	$—

	Fiscal Year
(In thousands)	2015	2014	2013
Payments made to investees for products/services	$444,121	$462,596	$480,802
Revenue from sales to investees of products/services	$47,019	$—	$—

Cost Method Investment in Tendril Networks, Inc.

In November 2014, the Company purchased $20.0 million of preferred stock for a minority stake in Tendril Networks, Inc. ("Tendril"), accounted for under the cost method because the preferred stock was deemed not to be in-substance common stock. In connection with the investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a Master Services Agreement and related Statements of Work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 9. RESTRUCTURING

November 2014 Restructuring Plan

On November 14, 2014, the Company announced a reorganization plan intended to realign resources consistent with the Company's global strategy and improve its overall operating efficiency and cost structure. These restructuring activities were substantially complete as of January 3, 2016; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with this plan, primarily due to other costs, such as legal and accounting services.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of January 3, 2016, however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2015	2014	2013	Cumulative To Date
November 2014 Plan:
Non-cash impairment charges	$5	$719	$—	$724
Severance and benefits	2,710	12,180	—	14,890
Lease and related termination costs	1,208	—	—	1,208
Other costs[1]	3,066	213	—	3,277
	6,989	13,112	—	20,099

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	443	60,596
Severance and benefits	—	(1,645)	(535)	46,709
Lease and related termination costs	2	244	610	5,776
Other costs[1]	(600)	512	2,084	10,260
	(598)	(889)	2,602	123,341
Total restructuring charges	$6,391	$12,223	$2,602	$143,440

The following table summarizes the restructuring reserve activity during the fiscal year ended January 3, 2016:

	Fiscal Year
(In thousands)	2014	Charges (Benefits)	Payments	2015
November 2014 Plan:
Severance and benefits	$12,075	$2,710	$(14,390)	$395
Lease and related termination costs	—	1,208	(782)	426
Other costs[1]	145	3,066	(2,565)	646
	12,220	6,984	(17,737)	1,467

Legacy Restructuring Plans:
Severance and benefits	421	—	(421)	—
Lease and related termination costs	390	2	(75)	317
Other costs[1]	446	(600)	193	39
	1,257	(598)	(303)	356
Total restructuring liability	$13,477	$6,386	$(18,040)	$1,823

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of January 3, 2016, future minimum lease payments for facilities under operating leases were $49.3 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of January 3, 2016, future minimum lease payments for assets under capital leases were $5.8 million, to be paid over the remaining contractual terms of up to 7 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 3, 2016 are as follows:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total[1,2,3]
Future purchase obligations	$1,014,868	342,844	199,620	175,696	161,832	3,000	$1,897,860

[1]	Total future purchase obligations as of January 3, 2016 include $278.2 million to related parties.

[2]	Total future purchase obligations were composed of $291.0 million related to non-cancellable purchase orders and $1.6 billion related to long-term supply agreements.
3 During fiscal 2015, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2015, as specified in related contracts with a supplier. As of January 3, 2016, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.6 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2016, within the applicable contractual cure period.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During fiscal 2014 the Company made additional advance payments totaling $65.7 million, in accordance with the terms of existing long-term supply agreements. The Company does not expect to make additional advance payments as it is no longer contractually required to do so. As of January 3, 2016 and December 28, 2014, advances to suppliers totaled $359.1 million and $409.7 million, respectively, of which $85.0 million and $98.1 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 82% and 16% of total advances to suppliers, respectively, as of January 3, 2016, and 82% and 17%, respectively, as of December 28, 2014.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of January 3, 2016 is as follows:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Estimated utilization of advances from customers	$33,671	27,039	27,039	28,842	43,263	—	$159,854

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. As of January 3, 2016 and December 28, 2014, outstanding advance payments received from AUOSP totaled $148.9 million and $167.2 million, respectively, of which $22.7 million and $18.3 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2015, 2014, and 2013, respectively:

	Fiscal Year
(In thousands)	2015	2014	2013
Balance at the beginning of the period	$154,648	$149,372	$117,172
Accruals for warranties issued during the period	25,561	24,942	40,259
Settlements and adjustments during the period	(16,082)	(19,666)	(8,059)
Balance at the end of the period	$164,127	$154,648	$149,372

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and other unconsolidated investees, subject to certain conditions (see Note 11). As of January 3, 2016, the Company has future financing obligations through fiscal 2016 totaling $179.6 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $41.0 million and $31.8 million as of January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016, $43.3 million of uncertain tax positions are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next 12 months. As of December 28, 2014, total liabilities of $31.8 million associated with uncertain tax positions were included in "Other long-term liabilities" as they were not expected to be paid within the next 12 months. The increase in liabilities associated with uncertain tax positions from December 28, 2014, was primarily due to additional accruals in the United States in the last half of fiscal 2015, partially offset by tax settlements in certain foreign jurisdictions in the fiscal quarter ended June 28, 2015. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain limited circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the IRS and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Since the Company cannot determine future revisions to the U.S. Treasury guidelines governing system values or how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of January 3, 2016 and December 28, 2014, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $12.0 million and $10.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was $0.8 million for the year ended January 3, 2016.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC, now known as NRG Renew LLC (“NRG”), against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and is vigorously contesting the claim. Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage Treasury.  The Company is currently unable to determine if the resolution of this matter will have a material effect on the Company's consolidated financial statements.

First Philec Arbitration

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce issued a first partial award in the matter of an arbitration between First Philippine Electric Corporation ("FPEC") and First Philippine Solar Corporation ("FPSC") against SunPower Philippines Manufacturing, Ltd. ("SPML"), our wholly-owned subsidiary. FPSC is a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. In its first partial award, the tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, SPML must pay FPSC damages in the amount of $25.2 million. The arbitral tribunal issued its second partial award dated July 14, 2015, which ordered that (i) the price payable by SPML to FPEC for its interests in FPSC be reduced from $30.3 million to $23.2 million, (ii) FPEC’s request for interest is refused, and (iii) the payment and transfer of shares between FPEC and SPML is to take place in accordance with the procedure agreed between the parties. The tribunal issued its final award dated September 30, 2015, which ordered that (i) each side should bear its own costs and attorneys' fees, and (ii) the arbitration costs should be split between the parties evenly.

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

As of January 3, 2016, the Company recorded an accrual of $48.4 million related to this matter based on the Company's best estimate of probable loss.

AUO Arbitration

On April 17, 2015, SunPower Technology Ltd. ("SPTL"), a wholly-owned subsidiary, commenced an arbitration before the ICC International Court of Arbitration against AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Corp.," and together with AUO, the “AUO Group”), for breaches of the AUOSP Joint Venture Agreement and associated agreements (the "JVA").  SPTL’s claim alleges that, among other things, the AUO Group has sold solar modules containing cells manufactured by AUOSP in violation of provisions in the JVA that set geographical restrictions on sales activities as well as provisions that restrict each party’s use of the other’s confidential information. SPTL seeks approximately $23.0 million in damages, as well as the right to purchase AUO's shares in SPTL at 70% of “fair market value” determined as provided under the JVA.

On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and the Company (collectively, the "SunPower Group").  In its counterclaim, the AUO Group alleges breach of contract, breach of covenant of good faith and fair dealing, several tort causes of action, and improper use of the AUO Group’s proprietary manufacturing expertise.  On October 12, 2015, SPTL filed and served its formal Reply Memorial and Defence to Counterclaims. The AUO Group seeks $20.0 million in lost profits and $48.0 million in disgorgement from the SunPower Group, and an order requiring SPTL to purchase AUO’s shares in SPTL at 150% of fair market value. The hearing for the arbitration has not been set. The Company is currently unable to determine whether the resolution of this matter will have a material effect on the Company’s consolidated financial statements.

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

Note 11. EQUITY METHOD INVESTMENTS

As of January 3, 2016 and December 28, 2014, the Company's carrying value of its equity method investments totaled $186.4 million and $210.9 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AUO Corp. formed the joint venture AUOSP. The Company and AUO each own 50% of AUOSP. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

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

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other. The Company and AUO agreed to each contribute additional amounts through fiscal 2016 amounting to $169.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, the Company or AUO requests additional equity financing to AUOSP, then the Company and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate.

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of January 3, 2016, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of January 3, 2016 and December 28, 2014, the Company's investment in AUOSP had a carrying value of $202.3 million and $191.7 million, respectively.

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd., Inner Mongolia Power Group Co. Ltd. and Hohhot Jinqiao City Development Company Co., Ltd. to form CCPV, a jointly owned entity to manufacture and deploy the Company's LCPV concentrator technology in Inner Mongolia and other regions in China. CCPV is based in Hohhot, Inner Mongolia. The establishment of the entity was subject to approval of the Chinese government, which was received in the fourth quarter of fiscal 2013. In December 2013, the Company made a $16.4 million equity investment in CCPV, for a 25% equity ownership.

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by the Sponsors to own, operate and acquire solar energy generation assets, consummated its IPO and its Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD” (see Note 3).

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

As of January 3, 2016, the Company's investment in the 8point3 Group had a negative carrying value of $30.9 million resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate (see Note 3). The Company did not have an investment balance in the 8point3 Group as of December 28, 2014.

Summarized Financial Statements

The following table presents summarized financial statements for significant investees accounted for by the equity method, based on the investees' fiscal years and on information provided to the Company by the investee:

	Fiscal Year
(In thousands)	2015	2014	2013
Summarized statements of operations information:
Revenue	$480,106	$463,275	$454,862
Cost of sales and operating expenses	457,392	437,207	427.404
Net income	38,770	22,769	19,293
Net income attributable to the entity	140,969	22,769	19,293

	Fiscal Year
(In thousands)	2015	2014
Summarized balance sheet information
Current assets	$204,055	$439,191
Long-term assets	1,488,418	483,254
Current liabilities	273,144	73,606
Long-term liabilities	315,574	478,763
Noncontrolling interests and redeemable noncontrolling interests	101,520	—

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	January 3, 2016				December 28, 2014
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$416,369	$416,369	$—	$—	$—	$—
0.875% debentures due 2021	400,000	—	396,424	396,424	400,000	—	395,475	395,475
0.75% debentures due 2018	300,000	—	298,167	298,167	300,000	—	297,401	297,401
4.50% debentures due 2015	—	—	—	—	249,645	245,325	—	245,325
0.75% debentures due 2027	—	—	—	—	79	—	79	79
IFC mortgage loan	32,500	14,994	16,778	31,772	47,500	14,983	31,492	46,475
CEDA loan	30,000	—	27,778	27,778	30,000	—	27,379	27,379
Quinto Credit Facility	—	—	—	—	61,481	—	61,481	61,481
Project Financing and other debt[1]	435,963	4,642	429,981	434,623	91,398	1,963	88,605	90,568
	$1,623,463	$19,636	$1,585,497	$1,605,133	$1,180,103	$262,271	$901,912	$1,164,183

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 10.

As of January 3, 2016, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Aggregate future maturities of outstanding debt	$19,048	33,496	314,922	20,724	31,225	1,204,048	$1,623,463

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	January 3, 2016			December 28, 2014
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$416,369	$425,000	$515,903	$—	$—	$—
0.875% debentures due 2021	396,424	400,000	$340,500	395,475	400,000	358,000
0.75% debentures due 2018	298,167	300,000	396,792	297,401	300,000	366,750
4.50% debentures due 2015	—	—	—	245,325	249,645	294,581
0.75% debentures due 2027	—	—	—	79	79	80
	$1,110,960	$1,125,000	$1,253,195	$938,280	$949,724	$1,019,411

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

The Company's outstanding convertible debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company.

4.00% Debentures Due 2023

In December 2015, the Company issued $425.0 million in principal amount of its 4.00% debentures due 2023. Interest is payable semi-annually, beginning on July 15, 2016. Holders may exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023.

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

During fiscal 2015, the Company recognized a non-cash loss of $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to the expiration of the embedded cash conversion option. In fiscal 2014 and 2013, the Company recognized a non-cash loss of $58.5 million and $108.2 million, respectively, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

In fiscal 2015, 2014 and 2013, the Company recognized $4.3 million, $19.8 million and $17.3 million of non-cash interest expense, respectively, related to the amortization of the debt discount on the 4.50% debentures.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrently with the issuance of the 4.50% debentures due 2015, the Company entered into privately-negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015” transactions), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represented a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. The transactions effectively reduced the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

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

During fiscal 2015, the Company recognized a non-cash gain of $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to recognize the change in fair value before settlement of the 4.50% Bond Hedge. During fiscal 2014 and 2013, the Company recognized a non-cash gain of $58.5 million and $108.1 million, respectively, in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of January 3, 2016, no 4.50% Warrants remained outstanding.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 6). As of both January 3, 2016 and December 28, 2014, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of January 3, 2016 and December 28, 2014, the Company had no outstanding borrowings under the revolving credit facility.

Quinto Credit Facility

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

Project Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, the Company regularly obtains project financing, typically in the form of loans from third-party financial institutions. These financings are secured by the assets of the specific project being financed and do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence are referred to as non-recourse. The Company classifies non-recourse financings in the Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, the Company may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

During fiscal 2015, the Company entered into a long-term non-recourse credit facility to finance a 128 MW utility-scale power plant in California. The outstanding borrowings under this facility amounted to $216.7 million as of January 3, 2016. In addition, the Company entered into a long-term non-recourse credit facility to finance a 60 MW utility-scale power plant in Colorado. The outstanding borrowings under this facility amounted to $37.3 million as of January 3, 2016.

During fiscal 2014 and 2015, the Company entered into several long-term non-recourse loans to finance solar power systems and leases under its residential lease program. In fiscal 2015, the Company drew down $92.1 million of proceeds, net of issuance costs, under the loan agreements. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. As of January 3, 2016, the short-term and long-term balances of the loans were $4.1 million and $167.6 million, respectively.

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

During fiscal 2013, the Company entered into a long-term non-recourse loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of January 3, 2016 was $8.1 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement (see Note 2). The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $936.0 million for the period from January 1, 2015 through December 31, 2015, and (ii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

As of January 3, 2016 and December 28, 2014, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $294.5 million and $654.7 million, respectively.

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

As of January 3, 2016 and December 28, 2014, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $8.6 million and $1.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Note 13. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of January 3, 2016 and December 28, 2014, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	January 3, 2016	December 28, 2014
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$2,240
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	—	4
		$—	$2,244
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	8,734	4,774
		$8,734	$4,774

Liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	141	—
Interest rate contracts	Other long-term liabilities	583	3,712
		$724	$3,712

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	2,175	1,345
Interest rate contracts	Other long-term liabilities	450	—
		$2,625	$1,345

	January 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$8,734	$—	$8,734	$2,316	$—	$6,418
Derivative liabilities	$3,349	$—	$3,349	$2,316	$—	$1,033

	December 28, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$7,018	$—	$7,018	$1,345	$—	$5,673
Derivative liabilities	$5,057	$—	$5,057	$1,345	$—	$3,712

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Fiscal Year
(In thousands)	2015	2014	2013
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(1,443)	$(805)	$(243)
Unrealized gain (loss) recognized in OCI (effective portion)	12,129	(255)	(168)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(4,744)	(383)	(394)
Net gain (loss) on derivatives	$7,385	$(638)	$(562)
Gain (loss) in OCI at the end of the period	$5,942	$(1,443)	$(805)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended January 3, 2016, December 28, 2014 and December 29, 2013:

	Fiscal Year
(In thousands)	2015	2014	2013
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1,925)	$704	$(3,029)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$4,146	$6,463	$(4,615)

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

As of January 3, 2016, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $23.6 million. As of December 28, 2014, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $26.6 million and $12.2 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of January 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $12.1 million. The maturity dates of these contracts range from December 2015 to April 2016. As of December 28, 2014, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $122.5 million.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of January 3, 2016 and December 28, 2014, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $8.1 million and $247.0 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated

Statements of Operations. The Company analyzes its interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur.

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

Note 14. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	2015	2014	2013
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$(222,688)	$183,412	$(32,022)
Non-U.S. income (loss)	(19,623)	1,202	73,605
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$(242,311)	$184,614	$41,583
Provision for income taxes:
Current tax benefit (expense)
Federal	$(43,676)	$141	$5,068
State	(22,143)	3,554	(2,414)
Foreign	(2,009)	(16,571)	(14,043)
Total current tax expense	$(67,828)	$(12,876)	$(11,389)
Deferred tax benefit (expense)
Federal	$1,278	$2,797	$—
State	—	10	—
Foreign	(144)	1,309	(516)
Total deferred tax benefit (expense)	1,134	4,116	(516)
Provision for income taxes	$(66,694)	$(8,760)	$(11,905)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	2015	2014	2013
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$84,809	$(64,614)	$(14,554)
Foreign rate differential	(9,676)	(15,387)	9,324
State income taxes, net of benefit	(21,547)	2,180	(2,414)
Deemed foreign dividend	(16,618)	(4,625)	(2,511)
Tax credits (investment tax credit and other)	19,723	9,262	15,599
Change in valuation allowance	(164,236)	47,768	(32,512)
Unrecognized tax benefits	(20,634)	1,948	10,550
Non-controlling interest income	14,353	11,052	9,570
Domestic production activity	10,262	—	—
Transfer Pricing Adjustment	(6,304)	—	—
Intercompany profit deferral	49,705	4,721	—
Other, net	(6,531)	(1,065)	(4,957)
Total	$(66,694)	$(8,760)	$(11,905)

	As of
(In thousands)	January 3, 2016	December 28, 2014
Deferred tax assets:
Net operating loss carryforwards	$61,021	$60,092
Research and development credit and California manufacturing credit carryforwards	595	14,846
Reserves and accruals	196,926	164,585
Synthetic debt	—	1,635
Stock-based compensation stock deductions	19,293	14,694
Outside basis difference on investment in 8point3	136,269	—
Other	846	216
Total deferred tax asset	414,950	256,068
Valuation allowance	(268,671)	(118,748)
Total deferred tax asset, net of valuation allowance	146,279	137,320
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	(747)	(422)
Other intangible assets and accruals	(23,950)	(35,279)
Fixed asset basis difference	(116,089)	(95,247)
Total deferred tax liabilities	(140,786)	(130,948)
Net deferred tax asset	$5,493	$6,372

As of January 3, 2016, the Company had federal net operating loss carryforwards of $58.2 million for tax purposes. These federal net operating loss carryforwards will expire at various dates from 2031 to 2034. As of January 3, 2016, the Company had California state net operating loss carryforwards of approximately $112.9 million for tax purposes, of which $36.3 million relate to stock deductions and $35.8 million relate to debt issuance, both of which will benefit equity when realized.  These California net operating loss carryforwards will expire at various dates from 2017 to 2034. The Company also had credit carryforwards of approximately $49.8 million for federal tax purposes, of which $25.1 million relate to stock deductions and $24.7 million relate to debt issuance, both of which will benefit equity when realized. The Company had California credit carryforwards of $0.8 million for state tax purposes, which will not benefit equity when realized. These federal credit carryforwards will expire at various dates from 2018 to 2035, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The Company's current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within this fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $21.2 million, $8.3 million, and $11.7 million in fiscal 2015, 2014, and 2013, respectively, which provided a diluted net income (loss) per share benefit of $0.16, $0.05, and $0.08, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling were approximately $1.6 million, $3.5 million, and $1.5 million in fiscal 2015, 2014, and 2013, respectively, which provided a diluted net income (loss) per share benefit of $0.01, $0.02, and $0.02 in fiscal 2015, 2014, and 2013, respectively. This current tax ruling expires at the end of 2019.

As of January 3, 2016, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $143.2 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At January 3, 2016, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $29.3 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States and France, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2015, 2014, and 2013 was $149.9 million, $28.2 million, and $91.8 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2015, 2014, and 2013 is as follows:

	Fiscal Year
(In thousands)	2015	2014	2013
Balance, beginning of year	$44,287	$29,618	$62,932
Additions for tax positions related to the current year	10,478	5,579	2,053
Additions (reductions) for tax positions from prior years	(12,545)	14,408	(24,535)
Reductions for tax positions from prior years/statute of limitations expirations	(944)	(3,391)	(12,431)
Foreign exchange (gain) loss	(218)	(1,927)	1,599
Balance at the end of the period	$41,058	$44,287	$29,618

Included in the unrecognized tax benefits at fiscal 2015 and 2014 is $41.7 million and $28.2 million, respectively that, if recognized, would result in a reduction of the Company's effective tax rate. The amounts differ from the long term liability recorded of $43.3 million and $31.8 million as of fiscal 2015 and 2014 due to accrued interest and penalties. Certain components of the unrecognized tax benefits are recorded against deferred tax asset balances.

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

Classification of Interests and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of January 3, 2016 and December 28, 2014 was approximately $1.7 million and $3.3 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 3, 2016:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2011 and onward
Switzerland	2014 and onward
Philippines	2012 and onward
France	2012 and onward
Italy	2011 and onward

Additionally, certain pre-2010 U.S. corporate tax return and pre-2011 California tax returns are not open for assessment but the tax authorities can adjust net operating loss and credit carryovers that were generated.

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

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	January 3, 2016	December 28, 2014
Equity compensation plans	7,174	7,953

Note 16. NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year
(In thousands, except per share amounts)	2015	2014	2013
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(187,019)	$245,894	$95,593
Denominator
Basic weighted-average common shares	134,884	128,635	120,819

Basic net income (loss) per share	$(1.39)	$1.91	$0.79

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(187,019)	$245,894	$95,593
Add: Interest expense incurred on the 4.00% debentures due 2023, net of tax	—	—	—
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	2,103	1,295
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	1,897	—
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	—	2,630	—
Net income (loss) available to common stockholders	$(187,019)	$252,524	$96,888
Denominator
Basic weighted-average common shares	134,884	128,635	120,819
Effect of dilutive securities:
Stock options	—	84	109
Restricted stock units	—	4,522	5,010
Upfront Warrants (held by Total)	—	7,236	5,090
Warrants (under the CSO2015)	—	2,945	590
Warrants (under the CSO2014)	—	262	292
4.00% debentures due 2023	—	—	—
0.75% debentures due 2018	—	12,026	7,070
0.875% debentures due 2021	—	4,530	—
4.75% debentures due 2014	—	2,511	—
Dilutive weighted-average common shares	134,884	162,751	138,980

Diluted net income (loss) per share	$(1.39)	$1.55	$0.70

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

Holders of the Company's 4.00% debentures due 2023, 0.875% debentures due 2021, and 0.75% debentures due 2018 can, and holders of the 4.75% debentures due 2014 before their maturity could, convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or before maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method. In April 2014, the 4.75% debentures due 2014 matured and were fully settled in both cash and shares of the Company's common stock (see Note 12).

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

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Fiscal Year
(In thousands)	2015[1]	2014	2013
Stock options	151	142	194
Restricted stock units	3,152	374	1,600
Upfront Warrants (held by Total)	6,801	—	—
Warrants (under the CSO2015)	913	—	—
Warrants (under the CSO2014)	—	—	—
4.00% debentures due 2023	682	—	—
0.75 debentures due 2018	12,026	—	—
0.875% debentures due 2021	8,203	—	n/a
4.75% debentures due 2014	—	—	8,712

[1]
As a result of the net loss per share for fiscal 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2015	2014	2013
Cost of Residential revenue	$4,764	$3,959	$4,230
Cost of Commercial revenue	2,676	1,954	1,918
Cost of Power Plant revenue	5,904	8,408	4,668
Research and development	9,938	7,714	5,414
Sales, general and administrative	35,678	33,557	29,448
Total stock-based compensation expense	$58,960	$55,592	$45,678

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Fiscal Year
(In thousands)	2015	2014	2013
Restricted stock units	61,818	55,591	46,215
Change in stock-based compensation capitalized in inventory	(2,858)	1	(537)
Total stock-based compensation expense	$58,960	$55,592	$45,678

As of January 3, 2016, the total unrecognized stock-based compensation related to outstanding restricted stock units was $81.8 million, which the Company expects to recognize over a weighted-average period of 1.59 years.

Equity Incentive Programs

Stock-based Incentive Plans

The Company has four stock incentive plans: (i) the 1996 Stock Plan ("1996 Plan"); (ii) the Third Amended and Restated 2005 SunPower Corporation Stock Incentive Plan ("2005 Plan"); (iii) the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan ("PowerLight Plan"); and (iv) the SunPower Corporation 2015 Omnibus Incentive Plan ("2015 Plan"). The PowerLight Plan, which was adopted by PowerLight’s Board of Directors in October 2000, was assumed by the Company by way of the acquisition of PowerLight in fiscal 2007. Under the terms of all plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan, which replaced the 1996 Plan, was adopted by the Company’s Board of Directors in August 2005, and was approved by shareholders in November 2005. The 2015 Plan, which subsequently replaced the 2005 Plan, was adopted by the Company’s Board of Directors in February 2015, and was approved by shareholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights.  The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal year, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. In fiscal 2015, the Company’s Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. Subsequent to the adoption of the 2015 Plan, no new awards are being granted under the 2005 Plan, the 1996 Plan, or the PowerLight Plan. Outstanding awards granted under these plans continue to be governed by their respective terms. As of January 3, 2016, approximately 7.2 million shares were available for grant under the 2015 Plan.

Incentive stock options, nonstatutory stock options, and stock appreciation rights may be granted at no less than the fair value of the common stock on the date of grant. The options and rights become exercisable when and as determined by the Company’s Board of Directors, although these terms generally do not exceed ten years for stock options. Under the 1996 and 2005 Plans, the options typically vest over five years with a one-year cliff and monthly vesting thereafter. Under the PowerLight Plan, the options typically vest over five years with yearly cliff vesting. The Company has not granted stock options since fiscal 2008, and accordingly all outstanding options are fully vested. Under the 2005 and 2015 plans, the restricted stock grants and restricted stock units typically vest in equal installments annually over three or four years.

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2015, 2014, and 2013, the Company withheld 1,380,891 shares, 1,738,625 and 1,329,140 shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock and Stock Options

The following table summarizes the Company’s non-vested restricted stock activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 30, 2012	8,576	8.53
Granted	5,607	15.88
Vested[2]	(3,583)	9.48
Forfeited	(1,008)	10.10
Outstanding as of December 29, 2013	9,592	12.26
Granted	2,187	31.80
Vested[2]	(4,432)	11.61
Forfeited	(792)	15.00
Outstanding as of December 28, 2014	6,555	18.88
Granted	2,695	29.77
Vested[2]	(3,560)	15.31
Forfeited	(627)	22.99
Outstanding as of January 3, 2016	5,063	26.68

[1]	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

[2]	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table summarizes the Company’s outstanding options as of January 3, 2016:

	Outstanding Stock Options
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable as of January 3, 2016	151	$54.04	2.19	$38

The intrinsic value of options exercised in fiscal 2015, 2014, and 2013 were $1.0 million, $2.4 million, and $0.8 million, respectively. There were no stock options granted in fiscal 2015, 2014, and 2013.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $30.01 at January 3, 2016 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.6 thousand shares as of January 3, 2016.

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The Company's President and Chief Executive Officer, as the CODM assesses the performance of the three end-customer segments using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions for certain utility and power plant projects, and adding back certain non-cash expenses such as stock-based compensation expense and interest expense, as well as other items including gain on contract termination, loss on change in European government incentives, accelerated depreciation associated with the Company's manufacturing step reduction program, and amortization of other intangible assets. The CODM does not review asset information by segment.

The following tables present information by end-customer segment including revenue, gross margin, and depreciation and amortization, as well as revenue by geography, based on the destination of the shipments:

	Fiscal Year
(In thousands):	2015	2014	2013
Revenue
Distributed Generation
Residential
Solar power systems, components, others	456,707	525,976	600,622
Residential leasing	186,813	129,960	137,055
Commercial	277,143	361,828	360,249
Power Plant	655,810	2,009,501	1,409,277
Total revenue	1,576,473	3,027,265	2,507,203
Cost of revenue
Distributed Generation
Residential
Solar power systems, components, others	369,157	455,568	482,449
Residential leasing	139,292	86,244	107,554
Commercial	259,600	326,324	338,622
Power Plant	563,778	1,534,002	1,087,506
Total cost of revenue	1,331,827	2,402,138	2,016,131
Gross margin
Distributed Generation
Residential
Solar power systems, components, others	87,550	70,408	118,173
Residential leasing	47,521	43,716	29,501
Commercial	17,543	35,504	21,627
Power Plant	92,032	475,499	321,771
Total gross margin	$244,646	$625,127	$491,072

	Fiscal Year
Depreciation and amortization by segment (in thousands):	2015	2014	2013
Distributed Generation
Residential	$47,792	$30,646	$39,730
Commercial	$24,842	$15,292	$17,631
Power Plant	$65,373	$62,857	$40,830

The following tables present information by significant customers and categories:

		Fiscal Year
(As a percentage of total revenue):		2015	2014	2013
Significant Customers:	Business Segment
MidAmerican Energy Holdings Company	Power Plant	14%	49%	25%
NRG Solar, Inc.	Power Plant	*	*	17%
* denotes less than 10% during the period

	Fiscal Year
(As a percentage of total revenue):	2015	2014	2013
Revenue by geography:
United States	69%	72%	67%
Japan	12%	12%	14%
Rest of World	19%	16%	19%
	100%	100%	100%

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the fiscal years ended January 3, 2016, December 28, 2014, and December 29, 2013 is as follows:

	Fiscal 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$647,213	$392,866	$1,572,571	$140,010	21.6%	$52,070	13.3%	$432,921	27.5%
8point3 Energy Partners	2,754	(115,723)	(898,765)	1,148		(32,734)		(338,371)
Utility and power plant projects	—	—	(17,996)	—		—		3,016
Sale of operating lease assets	(6,447)	—	—	(2,000)		—		—
FPSC arbitration ruling	—	—	—	4,425		2,593		7,582
Stock-based compensation	—	—	—	(4,764)		(2,676)		(5,903)
Other	—	—	—	(3,748)		(1,710)		(7,213)
GAAP	$643,520	$277,143	$655,810	$135,071	21.0%	$17,543	6.3%	$92,032	14.0%

	Fiscal 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$655,936	$361,828	$1,600,885	$137,532	21.0%	$47,497	13.1%	$328,516	20.5%
Utility and power plant projects	—	—	408,616	—		—		190,712
FPSC arbitration ruling	—	—	—	(18,684)		(9,660)		(28,462)
Stock-based compensation	—	—	—	(3,959)		(1,954)		(8,408)
Other	—	—	—	(765)		(379)		(6,859)
GAAP	$655,936	$361,828	$2,009,501	$114,124	17.4%	$35,504	9.8%	$475,499	23.7%

	Fiscal 2013
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$737,677	$339,051	$1,525,591	$133,327	18.1%	$10,961	3.2%	$386,091	25.3%
Utility and power plant projects	—	21,198	(116,986)	—		3,167		(80,505)
Gain on contract termination	—	—	—	19,917		10,004		22,066
Stock-based compensation	—	—	—	(4,229)		(1,919)		(4,668)
Other	—	—	672	(1,341)		(586)		(1,213)
GAAP	$737,677	$360,249	$1,409,277	$147,674	20.0%	$21,627	6.0%	$321,771	22.8%

Note 19. SUBSEQUENT EVENTS

Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. Amounts borrowed may be repaid and reborrowed until the August 26, 2019 Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014

Revenue	$374,364	$380,218	$381,020	$440,871	$1,164,238	$662,734	$507,871	$692,422
Gross margin	$20,303	$62,644	$70,881	$90,818	$259,479	$108,514	$94,145	$162,989
Net income (loss)	$(159,635)	$(87,285)	$(23,466)	$(29,050)	$121,609	$17,284	$1,168	$43,034
Net income (loss) attributable to stockholders	$(127,621)	$(56,326)	$6,509	$(9,581)	$134,715	$32,033	$14,102	$65,044
Net income (loss) per share attributable to stockholders:
Basic	$(0.93)	$(0.41)	$0.05	$(0.07)	$1.03	$0.24	$0.11	$0.53
Diluted	$(0.93)	$(0.41)	$0.04	$(0.07)	$0.83	$0.20	$0.09	$0.42

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 3, 2016 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2016 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of January 3, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the “Board Structure-Board Committees, “Board Structure-Audit Committee,” “Security Ownership of Management and Certain Beneficial Owners-Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Proposal One-Re-election of Class II Directors” sections in our proxy statement for the 2016 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board Structure-Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections in our proxy statement for the 2016 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” sections in our proxy statement for the 2016 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the “Certain Relationships and Related Persons Transactions,” “Determination of Independence,” “Compensation Committee” and “Nominating and Corporate Governance Committee” sections in our proxy statement for the 2016 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the “Ernst & Young LLP” and “Audit Committee Pre-Approval” sections in our proxy statement for the 2016 annual meeting of stockholders.

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

4.3
Certificate of Designation of Series A Junior Participating Preferred Stock of SunPower Corporation (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.4
Amendment No. 1, dated May 10, 2012, to the Amended and Restated Rights Agreement, dated as of November 16, 2011, by and between the SunPower Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

4.5
Indenture, dated as of May 29, 2013, by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013).

4.6
Indenture, dated as of December 15, 2015 by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015).

4.7
Indenture, dated as of June 11, 2014 by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.1
Credit Support Agreement, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.2
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.3
Second Amendment to Credit Support Agreement, dated December 12, 2011, by and between Total S.A. and SunPower Corporation (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.4
Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013)

10.5
Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.6
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.7
Second Amendment to Affiliation Agreement, dated December 23, 2011, by and between Total G&P and SunPower Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.8
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

10.13
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.14^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.15^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there-under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.16^
SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205207), filed with the Securities and Exchange Commission on June 25, 2015).

10.17^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.18^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.19^
Outside Director Compensation Policy, as amended on July 22, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.20^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.21^
First Amendment to Employment Agreement, dated May 1, 2013, by and among SunPower Corporation and Charles David Boynton (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2013).

10.22^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.23^
SunPower Corporation Executive Semi-Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.24^*	Form of Indemnification Agreement for Directors and Officers.
10.25^
2016 Management Career Transition Plan, dated August 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.26†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.27
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.28
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.29
Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.30
Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.31
Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2013).

10.32
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

10.33
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

10.34†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.35†
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

10.37
Third Amendment to Letter of Credit Facility Agreement, dated December 20, 2013, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.38
Fourth Amendment to Letter of Credit Facility Agreement, dated December 23, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015).

10.39
Fifth Amendment to Letter of Credit Facility Agreement, dated October 7, 2015, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.40
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.41
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.42
Revolving Credit Agreement, dated July 3, 2013, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013).

10.43
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

10.44†
Security Agreement, dated January 31, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.45
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.46
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

10.47
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

10.48
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

10.49†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.50
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.51
Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.52
Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.53
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.54†
Amended and Restated Limited Liability Company Agreement of 8point3 Holding Company, LLC, dated as of June 24, 2015, by and between SunPower YC Holdings, LLC and First Solar 8point3 Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2015).

10.55
Amended and Restated Limited Liability Company Agreement of 8point3 Operating Company, LLC, dated as of June 24, 2015, by and between 8point3 Energy Partners LP, SunPower YC Holdings, LLC, First Solar 8point3 Holdings, LLC, Maryland Solar Holdings, Inc. and 8point3 Holdings, LL (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2015).

10.56
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

SUNPOWER CORPORATION

Dated: February 18, 2016	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 18, 2016
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 18, 2016
Charles D. Boynton	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 18, 2016
Eric Branderiz	(Principal Accounting Officer)

*	Director	February 18, 2016
Arnaud Chaperon

*	Director	February 18, 2016
Bernard Clement

*	Director	February 18, 2016
Denis Giorno

*	Director	February 18, 2016
Catherine A. Lesjak

*	Director	February 18, 2016
Thomas R. McDaniel

*	Director	February 18, 2016
Jean-Marc Otero del Val

*	Director	February 18, 2016
Humbert de Wendel

*	Director	February 18, 2016
Patrick Wood III

* By:  /S/ CHARLES D. BOYNTON
Charles D. Boynton
Power of Attorney

Index to Exhibits

Exhibit Number	Description
10.24^*	Form of Indemnification Agreement for Directors and Officers.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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