Form 10-Q
period 2016-04-03
SUNPOWER CORP
filed 2016-05-06
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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

The total number of outstanding shares of the registrant’s common stock as of April 29, 2016 was 138,046,057.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 3, 2016	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$555,178	$954,528
Restricted cash and cash equivalents, current portion	24,572	24,488
Accounts receivable, net[1]	177,443	190,448
Costs and estimated earnings in excess of billings[1]	56,503	38,685
Inventories	386,787	382,390
Advances to suppliers, current portion	95,421	85,012
Project assets - plants and land, current portion[1]	662,868	479,452
Prepaid expenses and other current assets[1]	415,128	359,517
Total current assets	2,373,900	2,514,520

Restricted cash and cash equivalents, net of current portion	43,470	41,748
Restricted long-term marketable securities	6,560	6,475
Property, plant and equipment, net	802,944	731,230
Solar power systems leased and to be leased, net	561,534	531,520
Project assets - plants and land, net of current portion	5,900	5,072
Advances to suppliers, net of current portion	251,763	274,085
Long-term financing receivables, net	378,802	334,791
Goodwill and other intangible assets, net	110,715	119,577
Other long-term assets[1]	299,267	297,975
Total assets	$4,834,855	$4,856,993

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$530,178	$514,654
Accrued liabilities[1]	283,502	313,497
Billings in excess of costs and estimated earnings	142,210	115,739
Short-term debt	63,348	21,041
Customer advances, current portion[1]	35,307	33,671
Total current liabilities	1,054,545	998,602

Long-term debt	498,197	478,948
Convertible debt[1]	1,111,466	1,110,960
Customer advances, net of current portion[1]	119,423	126,183
Other long-term liabilities[1]	562,723	564,557
Total liabilities	3,346,354	3,279,250
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	78,818	69,104
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both April 3, 2016 and January 3, 2016	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 147,356,818 shares issued, and 138,027,294 outstanding as of April 3, 2016; 145,242,705 shares issued, and 136,712,339 outstanding as of January 3, 2016	138	137
Additional paid-in capital	2,376,771	2,359,917
Accumulated deficit	(833,026)	(747,617)
Accumulated other comprehensive loss	(12,599)	(8,023)
Treasury stock, at cost; 9,329,524 shares of common stock as of April 3, 2016; 8,530,366 shares of common stock as of January 3, 2016	(174,142)	(155,265)
Total stockholders' equity	1,357,142	1,449,149
Noncontrolling interests in subsidiaries	52,541	59,490
Total equity	1,409,683	1,508,639
Total liabilities and equity	$4,834,855	$4,856,993

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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015

Revenue[1]
Solar power systems, components, and other	$328,700	$401,213
Residential leasing	56,175	39,658
	$384,875	$440,871
Cost of revenue[1]
Solar power systems, components, and other	290,241	319,648
Residential leasing	43,097	30,405
	333,338	350,053
Gross margin	51,537	90,818
Operating expenses:
Research and development[1]	32,706	21,168
Sales, general and administrative[1]	97,791	77,214
Restructuring charges	96	3,581
Total operating expenses	130,593	101,963
Operating loss	(79,056)	(11,145)
Other income (expense), net:
Interest income	697	556
Interest expense[1]	(12,881)	(15,681)
Other, net	(6,232)	(2,620)
Other expense, net	(18,416)	(17,745)
Loss before income taxes and equity in earnings (loss) of unconsolidated investees	(97,472)	(28,890)
Provision for income taxes	(3,181)	(2,351)
Equity in earnings (loss) of unconsolidated investees	(764)	2,191
Net loss	(101,417)	(29,050)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	16,008	19,469
Net loss attributable to stockholders	$(85,409)	$(9,581)

Net loss per share attributable to stockholders:
Basic	$(0.62)	$(0.07)
Diluted	$(0.62)	$(0.07)
Weighted-average shares:
Basic	137,203	132,033
Diluted	137,203	132,033

[1]
The Company has related-party transactions with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within "Revenue: Solar power systems and components," "Cost of revenue: Solar power systems and components," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net loss	$(101,417)	$(29,050)
Components of comprehensive loss:
Translation adjustment	1,419	(2,003)
Net change in derivatives (Note 11)	(6,745)	(4,188)
Income taxes	750	111
Net change in accumulated other comprehensive loss	(4,576)	(6,080)
Total comprehensive loss	(105,993)	(35,130)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	16,008	19,469
Comprehensive loss attributable to stockholders	$(89,985)	$(15,661)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639
Net loss	(14,960)	—	—	—	—	—	(85,409)	(85,409)	(1,048)	(86,457)
Other comprehensive loss	—	—	—	—	—	(4,576)	—	(4,576)	—	(4,576)
Issuance of restricted stock to employees, net of cancellations	—	2,114	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	16,854	—	—	—	16,854	—	16,854
Contributions from noncontrolling interests	26,216	—	—	—	—	—	—	—	(2,134)	(2,134)
Distributions to noncontrolling interests	(1,542)	—	—	—	—	—	—	—	(3,767)	(3,767)
Purchases of treasury stock	—	(799)	(1)	—	(18,877)	—	—	(18,878)	—	(18,878)
Balances at April 3, 2016	$78,818	138,026	$138	$2,376,771	$(174,142)	$(12,599)	$(833,026)	$1,357,142	$52,541	$1,409,683

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net loss	$(101,417)	$(29,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,117	28,563
Stock-based compensation	16,520	13,546
Non-cash interest expense	346	4,680
Equity in loss (earnings) of unconsolidated investees	764	(2,191)
Excess tax benefit from stock-based compensation	—	(572)
Deferred income taxes	(1,169)	(5,078)
Other, net	890	855
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,561	32,735
Costs and estimated earnings in excess of billings	(17,525)	140,970
Inventories	(18,248)	(108,072)
Project assets	(179,376)	(93,150)
Prepaid expenses and other assets	(45,034)	(25,090)
Long-term financing receivables, net	(44,011)	(29,198)
Advances to suppliers	11,913	13,903
Accounts payable and other accrued liabilities	(69,974)	(51,781)
Billings in excess of costs and estimated earnings	26,866	5,621
Customer advances	(5,124)	(10,099)
Net cash used in operating activities	(369,901)	(113,408)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(1,806)	(18,828)
Purchases of property, plant and equipment	(47,044)	(24,564)
Cash paid for solar power systems, leased and to be leased	(23,238)	(19,403)
Payments to 8point3 Energy Partners LP	(9,968)	—
Cash paid for investments in unconsolidated investees	(9,752)	—
Cash paid for intangibles	—	(526)
Net cash used in investing activities	(91,808)	(63,321)
Cash flows from financing activities:
Cash paid for repurchase of convertible debt	—	(324,273)
Proceeds from settlement of 4.50% Bond Hedge	—	74,628
Repayment of bank loans and other debt	(7,725)	(7,946)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	28,339	—
Repayment of non-recourse residential financing	(1,065)	(10,944)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	24,082	45,890
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(5,309)	(2,260)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	79,440	90,718
Repayment of non-recourse power plant and commercial financing	(37,301)	(90)
Proceeds from exercise of stock options	—	3
Excess tax benefit from stock-based compensation	—	572
Purchases of stock for tax withholding obligations on vested restricted stock	(18,876)	(38,704)
Net cash provided by (used in) financing activities	61,585	(172,406)
Effect of exchange rate changes on cash and cash equivalents	774	(5,467)
Net decrease in cash and cash equivalents	(399,350)	(354,602)
Cash and cash equivalents, beginning of period	954,528	956,175
Cash and cash equivalents, end of period	$555,178	$601,573

Non-cash transactions:
Assignment of residential lease receivables to third parties	$1,097	$1,307
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$15,085	$14,664
Costs of solar power systems, leased and to be leased, funded by liabilities	$9,050	$6,388
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$1,050
Property, plant and equipment acquisitions funded by liabilities	$81,369	$20,185
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$8,726	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority owned subsidiary of Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

The Company's President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation.

The Company’s Residential Segment refers to sales of solar energy solutions to residential end customers through a variety of means, including cash sales and long-term leases directly to end customers, sales to resellers, including the Company's third-party global dealer network, and sales of the Company's O&M services.  The Company’s Commercial Segment refers to sales of solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to the Company's third-party global dealer network, sales of energy under power purchase agreements ("PPAs"), and sales of the Company's O&M services. The Power Plant Segment refers to the Company's large-scale solar products and systems business, which includes power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third parties, sometimes on a multi-year, firm commitment basis.

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The first quarter of fiscal 2016 ended on April 3, 2016, while the first quarter of fiscal 2015 ended on March 29, 2015. The first quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets, investments, and other long-term assets; the fair value and residual value of solar power systems; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances and indemnities. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the standards to simplify the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. The new guidance is effective for the Company no later than the first quarter of fiscal 2017. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued an update to the standards to require lessees to recognize a lease liability and a right-of-use asset for all leases (lease terms of more than 12 months) at the commencement date. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption.  Early adoption is permitted.  The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In January 2016, the FASB issued an update to the standards to require equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The new guidance is effective for the Company no later than the first quarter of fiscal 2018 and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In February 2015, the FASB issued a new standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The Company adopted the new accounting standard, effective in the first quarter of fiscal 2016. Adoption of the new accounting standard did not have a material impact to the Company's consolidated financial statements.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; and ii) clarify the guidance relating to performance obligations and licensing. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company is evaluating the available methods and the potential impact of this standard on its consolidated financial statements and disclosures.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of April 3, 2016, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 57%.

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

4.00% Debentures Due 2023

In December 2015, the Company issued $425.0 million in principal amount of its 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. The 4.00% debentures due 2023 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $30.53 per share, which provides Total the right to acquire up to 3,275,680 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023 (see Note 10).

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of April 3, 2016, the Company had $41.1 million of "Costs and estimated earnings in excess of billings" and $2.4 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Revenue:
EPC, O&M, and components revenue under joint projects	$40,927	$755
Research and development expense:
Offsetting contributions received under the R&D Agreement	$—	$(422)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,646	$2,726
Interest expense incurred on the 0.75% debentures due 2018	$375	$375
Interest expense incurred on the 0.875% debentures due 2021	$547	$547
Interest expense incurred on the 4.00% debentures due 2023	$1,000	n/a

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135
Adjustments to goodwill	—	(570)	—	(570)
As of April 3, 2016	$32,180	$9,744	$15,641	$57,565

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 3, 2016
Patents and purchased technology	$48,619	$(8,504)	$40,115
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	(111)	3,589
Other	500	(500)	—
	$62,265	$(9,115)	$53,150

As of January 3, 2016
Patents and purchased technology	$53,499	$(5,328)	$48,171
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	—	3,700
Other	500	$(375)	125
	$67,145	$(5,703)	$61,442

Aggregate amortization expense for intangible assets totaled $8.3 million and $0.5 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

As of April 3, 2016, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2016 (remaining nine months)	$12,844
2017	11,854
2018	12,014
2019	8,902
2020	6,317
$51,931

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	April 3, 2016	January 3, 2016
Accounts receivable, net:
Accounts receivable, gross[1,2]	$196,720	$207,860
Less: allowance for doubtful accounts	(17,493)	(15,505)
Less: allowance for sales returns	(1,784)	(1,907)
	$177,443	$190,448

[1]	Includes short-term financing receivables associated with solar power systems leased of $14.1 million and $12.5 million as of April 3, 2016 and January 3, 2016, respectively (see Note 5).

[2]
Includes short-term retainage of $15.7 million and $11.8 million as of April 3, 2016 and January 3, 2016, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	April 3, 2016	January 3, 2016
Inventories:
Raw materials	$104,177	$124,297
Work-in-process	108,050	131,258
Finished goods	174,560	126,835
	$386,787	$382,390

	As of
(In thousands)	April 3, 2016	January 3, 2016
Prepaid expenses and other current assets:
Deferred project costs	$117,027	$67,479
VAT receivables, current portion	12,487	14,697
Deferred costs for solar power systems to be leased	46,032	40,988
Derivative financial instruments	5,819	8,734
Prepaid inventory	50,615	50,615
Other receivables	81,821	78,824
Other prepaid expenses	101,139	98,180
Other current assets	188	—
	$415,128	$359,517

	As of
(In thousands)	April 3, 2016	January 3, 2016
Project assets - plants and land:
Project assets — plants	$664,365	$479,108
Project assets — land	4,403	5,416
	$668,768	$484,524
Project assets - plants and land, current portion	$662,868	$479,452
Project assets - plants and land, net of current portion	$5,900	$5,072

	As of
(In thousands)	April 3, 2016	January 3, 2016
Property, plant and equipment, net:
Manufacturing equipment[1]	$630,085	$556,963
Land and buildings	32,134	32,090
Leasehold improvements	388,545	244,098
Solar power systems[2]	141,986	141,075
Computer equipment	109,090	103,443
Furniture and fixtures	11,216	10,640
Construction-in-process	116,828	247,511
	1,429,884	1,335,820
Less: accumulated depreciation	(626,940)	(604,590)
	$802,944	$731,230

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $77.2 million and $85.1 million as of April 3, 2016 and January 3, 2016, respectively.

[2]
Includes $110.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of both April 3, 2016 and January 3, 2016, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	April 3, 2016	January 3, 2016
Property, plant and equipment, net by geography[1]:
Philippines	$525,306	$460,420
United States	204,402	201,419
Mexico	47,932	44,164
Europe	23,178	22,962
Other	2,126	2,265
	$802,944	$731,230

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	April 3, 2016	January 3, 2016
Other long-term assets:
Equity method investments	$177,534	$186,405
Cost method investments	45,602	36,369
Other	76,131	75,201
	$299,267	$297,975

	As of
(In thousands)	April 3, 2016	January 3, 2016
Accrued liabilities:
Employee compensation and employee benefits	41,019	59,476
Deferred revenue	19,393	19,887
Short-term residential lease financing	13,340	7,395
Interest payable	11,828	8,165
Short-term warranty reserves	8,971	16,639
Restructuring reserve	1,614	1,823
VAT payables	2,899	4,225
Derivative financial instruments	10,811	2,316
Inventory payable	50,615	50,615
Liability due to 8point3 Energy Partners	—	9,952
Proceeds from 8point3 Energy Partners attributable to pre-COD projects	4,887	—
Other	118,125	133,004
	$283,502	$313,497

	As of
(In thousands)	April 3, 2016	January 3, 2016
Other long-term liabilities:
Deferred revenue	$178,903	$179,779
Long-term warranty reserves	157,469	147,488
Long-term sale-leaseback financing	126,230	125,286
Long-term residential lease financing with 8point3 Energy Partners	29,400	29,389
Unrecognized tax benefits	42,839	43,297
Long-term pension liability	13,142	12,014
Derivative financial instruments	948	1,033
Other	13,792	26,271
	$562,723	$564,557

	As of
(In thousands)	April 3, 2016	January 3, 2016
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(9,745)	$(11,164)
Net unrealized gain (loss) on derivatives	(803)	5,942
Net loss on long-term pension liability adjustment	(2,055)	(2,055)
Deferred taxes	4	(746)
	$(12,599)	$(8,023)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of April 3, 2016 and January 3, 2016:

	As of
(In thousands)	April 3, 2016	January 3, 2016
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$573,628	$543,358
Solar power systems to be leased	39,811	34,319
	613,439	577,677
Less: accumulated depreciation	(51,905)	(46,157)
	$561,534	$531,520

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of April 3, 2016 and January 3, 2016, the Company had pledged solar assets with an aggregate book value of $94.1 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of April 3, 2016:

(In thousands)	Fiscal 2016 (remaining nine months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$13,037	18,625	18,662	18,699	18,738	264,210	$351,971

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of April 3, 2016 and January 3, 2016, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	April 3, 2016	January 3, 2016
Financing receivables[1]:
Minimum lease payments receivable[2]	$416,559	$366,759
Unguaranteed residual value	55,699	50,722
Unearned income	(79,385)	(70,155)
Net financing receivables	$392,873	$347,326
Current	$14,071	$12,535
Long-term	$378,802	$334,791

[1]
As of April 3, 2016 and January 3, 2016, the Company had pledged financing receivables of $69.5 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts.

As of April 3, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2016 (remaining nine months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$15,537	20,716	20,887	21,066	21,249	317,104	$416,559

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of April 3, 2016, future minimum lease obligations associated with these systems was $84.8 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of April 3, 2016, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $102.5 million, which will be recognized over the lease terms of up to 20 years. During the three months ended April 3, 2016 and March 29, 2015 the Company had net financing proceeds of zero and $0.6 million, respectively, in connection with these sale-leaseback arrangements. As of April 3, 2016 and January 3, 2016 the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $126.2 million and $125.3 million, respectively (see Note 4).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of April 3, 2016 or January 3, 2016.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of April 3, 2016 and January 3, 2016:

	April 3, 2016			January 3, 2016
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$160,859	$160,859	$—	$540,000	$540,000	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	5,819	—	5,819	8,734	—	8,734
Total assets	$166,678	$160,859	$5,819	$548,734	$540,000	$8,734
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	10,811	—	10,811	2,316	—	2,316
Other long-term liabilities:
Derivative financial instruments (Note 11)	948	—	948	1,033	—	1,033
Total liabilities	$11,759	$—	$11,759	$3,349	$—	$3,349

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of April 3, 2016 and January 3, 2016 these bonds had a carrying value of $6.6 million and $6.5 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of April 3, 2016 and January 3, 2016, the Company had $177.5 million and $186.4 million, respectively, in investments accounted for under the equity method (see Note 9). As of April 3, 2016 and January 3, 2016, the Company had $45.6 million and $36.4 million respectively, in investments accounted for under the cost method.

Note 7. RESTRUCTURING

During fiscal 2011, 2012 and 2014, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of April 3, 2016; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	Cumulative To Date
Non-cash impairment charges	$—	$—	$61,320
Severance and benefits	—	1,931	61,599
Lease and related termination costs	—	—	6,984
Other costs[1]	96	1,650	13,633
Total restructuring charges	$96	$3,581	$143,536

The following table summarizes the restructuring reserve activity during the three months ended April 3, 2016:

	Three Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	April 3, 2016
Severance and benefits	$395	$—	$16	$411
Lease and related termination costs	743	—	(127)	616
Other costs[1]	685	96	(194)	587
Total restructuring liability	$1,823	$96	$(305)	$1,614

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of April 3, 2016, future minimum lease payments for facilities under operating leases were $47.5 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of April 3, 2016, future minimum lease payments for assets under capital leases were $5.9 million, to be paid over the remaining contractual terms of up to 7 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 3, 2016 are as follows:

(In thousands)	Fiscal 2016 (remaining nine months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total[1,2,3]
Future purchase obligations	$839,386	350,325	200,475	175,696	161,832	3,000	$1,730,714

[1]	Total future purchase obligations as of April 3, 2016 include $181.2 million to related parties.

[2]	Total future purchase obligations were composed of $249.3 million related to non-cancellable purchase orders and $1.5 billion related to long-term supply agreements.
3 During fiscal 2015, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2015, as specified in related contracts with a supplier. As of April 3, 2016, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.6 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2016, within the applicable contractual cure period.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of April 3, 2016 and January 3, 2016, advances to suppliers totaled $347.2 million and $359.1 million, respectively, of which $95.4 million and $85.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 84% and 15% of total advances to suppliers, respectively, as of April 3, 2016, and 82% and 16%, respectively, as of January 3, 2016.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of April 3, 2016 is as follows:

(In thousands)	Fiscal 2016 (remaining nine months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Estimated utilization of advances from customers	$19,267	36,319	27,039	28,842	43,263	—	$154,730

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. As of April 3, 2016 and January 3, 2016, outstanding advance payments received from AUOSP totaled $143.2 million and $148.9 million, respectively, of which $23.8 million and $22.7 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended April 3, 2016 and March 29, 2015, respectively:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Balance at the beginning of the period	$164,127	$154,648
Accruals for warranties issued during the period	5,879	8,161
Settlements and adjustments during the period	(3,566)	(8,711)
Balance at the end of the period	$166,440	$154,098

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and other unconsolidated investees, subject to certain conditions (see Note 9). As of April 3, 2016, the Company's financing obligations related to these agreements are as follows:

(In thousands)	Amount
Year
2016 (remaining 9 months)	179,632
2017	3,169
$182,801

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $42.8 million and $43.3 million as of April 3, 2016 and January 3, 2016, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under §48(c) solar commercial investment tax credit ("ITC") and U.S. Treasury Department ("Treasury Department") grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

In certain circumstances the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or U.S. Treasury grants. The Company uses eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. Since the Company cannot determine future revisions to Treasury Department guidelines governing system values, how the IRS will evaluate system values used in claiming ITCs, or U.S. Treasury grants, or how its customers and investors have utilized these benefits in their own filings, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of April 3, 2016 and January 3, 2016, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $13.1 million and $12.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three months ended April 3, 2016.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC, now known as NRG Renew LLC (“NRG”), against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California.  The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain tax benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. The Company does not believe that the facts support NRG’s claim under the operative indemnification provisions and is vigorously contesting the claim.  Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage the Treasury Department.  The Company is currently unable to determine if the resolution of this matter will have a material effect on the Company's consolidated financial statements.

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

As of April 3, 2016, the Company recorded an accrual of $48.4 million related to this matter based on the Company's best estimate of probable loss.

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

On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and the Company (collectively, the "SunPower Group").  In its counterclaim, the AUO Group alleges breach of contract, breach of covenant of good faith and fair dealing, several tort causes of action, and improper use of the AUO Group’s proprietary manufacturing expertise.  The AUO Group seeks $20.0 million in lost profits and $48.0 million in disgorgement from the SunPower Group, and an order requiring SPTL to purchase AUO’s shares in SPTL at 150% of “fair market value” determined as provided under the JVA. The hearing for the arbitration has not been set. Depending upon the outcome of this matter and other related factors, it is possible that SPTL's investment in AUOSP may not be fully recoverable. Based on the significant uncertainties that currently exist, the Company is currently unable to determine whether the resolution of this matter will have a material effect on the Company’s consolidated financial statements.

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

Note 9. EQUITY METHOD INVESTMENTS

As of April 3, 2016 and January 3, 2016, the Company's carrying value of its equity method investments totaled $177.5 million and $186.4 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of April 3, 2016, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of April 3, 2016 and January 3, 2016, the Company's investment in AUOSP had a carrying value of $205.1 million and $202.3 million, respectively.

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by the Company and First Solar, Inc. ("First Solar" and, together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO") and its Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD”.

Immediately after the IPO, the Company contributed a portfolio of solar generation assets (the "SPWR Projects") to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partners' primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional portfolio of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”). In connection with the IPO, the Company also entered into O&M, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors have agreed to forego any distributions declared on their common and subordinated units. The forbearance period will end when, on or after March 1, 2016, the board of directors of the general partner of 8point3 Energy Partners, with the concurrence of its conflicts committee, determines that OpCo will be able to earn and pay at least the minimum quarterly distribution on each of its outstanding common and subordinated units for such quarter and the successive quarter. As of April 3, 2016, the forbearance period remained in effect.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 4). As of April 3, 2016 and January 3, 2016 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $77 million and $78 million, respectively, on the Company's Consolidated Balance Sheets.

During the first quarter of fiscal 2016, the Company sold its first two ROFO Projects to 8point3 Energy Partners, comprised of the 60 MW Hooper utility-scale power plant in Colorado and a 20 MW commercial project. The Company accounted for the sale of Hooper as a partial sale of real estate and recognized revenue equal to its total project costs. No profit on the sale of Hooper was recognized as unconditional cash proceeds did not exceed total project costs, and the derecognition resulted in a net $8.7 million reduction in the carrying value of the Company’s investments in the 8point3 Group. The remaining project has not yet reached its commercial operations date and therefore, the Company continues to record the project on its Consolidated Balance Sheet as of April 3, 2016. Please refer to the treatment outlined in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 for further information related to the Company's accounting for transactions with the 8point3 Group. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows.

As of April 3, 2016 and January 3, 2016, the Company's investment in the 8point3 Group had a negative carrying value of $41.0 million and $30.9 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate.

Related-Party Transactions with Investees:

	As of
(In thousands)	April 3, 2016	January 3, 2016
Accounts receivable	$19,116	$32,389
Other long-term assets	$1,534	$1,455
Accounts payable	$40,032	$42,080
Accrued liabilities	$4,887	$9,952
Customer advances	$—	$710
Other long-term liabilities	$29,400	$29,389

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Payments made to investees for products/services	$123,630	$119,177
Revenues and fees received from investees for products/services[1]	$114,645	$5,603

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

Cost Method Investment in Tendril Networks, Inc.

In November 2014, the Company purchased $20.0 million of preferred stock constituting a minority stake in Tendril Networks, Inc. ("Tendril"), accounted for under the cost method because the preferred stock was deemed not to be in-substance common stock. In connection with the investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a Master Services Agreement and related Statements of Work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	April 3, 2016				January 3, 2016
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$416,525	$416,525	$425,000	$—	$416,369	$416,369
0.875% debentures due 2021	400,000	—	396,584	396,584	400,000	—	396,424	396,424
0.75% debentures due 2018	300,000	—	298,357	298,357	300,000	—	298,167	298,167
IFC mortgage loan	25,000	14,993	9,366	24,359	32,500	14,994	16,778	31,772
CEDA loan	30,000	—	27,898	27,898	30,000	—	27,778	27,778
Non-recourse financing and other debt[1]	506,713	47,214	456,181	503,395	435,963	4,642	429,981	434,623
	$1,686,713	$62,207	$1,604,911	$1,667,118	$1,623,463	$19,636	$1,585,497	$1,605,133

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of April 3, 2016, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2016 (remaining nine months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Aggregate future maturities of outstanding debt	$53,391	34,564	334,750	20,198	29,841	1,213,969	$1,686,713

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	April 3, 2016			January 3, 2016
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$416,525	$425,000	$432,663	$416,369	$425,000	$515,903
0.875% debentures due 2021	396,584	400,000	$310,180	396,424	400,000	340,500
0.75% debentures due 2018	298,357	300,000	321,000	298,167	300,000	396,792
	$1,111,466	$1,125,000	$1,063,843	$1,110,960	$1,125,000	$1,253,195

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of April 3, 2016, no 4.50% Warrants remained outstanding.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of both April 3, 2016 and January 3, 2016, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

After January 31, 2014, the Company is required to pay interest on outstanding borrowings and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on the Company's leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on the Company's leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from 0.25% to 0.35% (depending on the Company's leverage ratio from time to time) per annum on funds available for borrowing and not borrowed. The Company will be required to pay interest on letters of credit under the agreement of (a) with respect to any performance letter of credit, an amount ranging from 0.90% to 1.20% (depending on the Company’s leverage ratio from time to time); and (b) with respect to any other letter of credit, an amount ranging from 1.50% to 2.00% (depending on the Company’s leverage ratio from time to time).

As of April 3, 2016, the Company had $37.6 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit. The Company had no outstanding borrowings under the revolving credit facility as of January 3, 2016.

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

As of April 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $266.4 million and $294.5 million, respectively.

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

As of April 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the Deutsche Bank Trust facility amounted to $8.8 million and $8.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including the Company's residential leasing program, the Company regularly obtains project-level financing. These financings are secured either by the assets of the specific project being financed or by the Company's equity in the relevant project entity and do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "partnership flip" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. The Company may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. The Company classifies non-recourse financings in the Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, the Company may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value
(In thousands)	April 3, 2016	January 3, 2016	Balance Sheet Classification
Residential Lease Program
Bridge loans	$18,422	$—	Short-term debt and Long-term debt
Long-term loans	176,340	171,752	Short-term debt and Long-term debt
Financing arrangements with third parties	42,740	36,784	Accrued liabilities and Other long-term liabilities
Tax equity partnership flip facilities	131,359	128,594	Redeemable non-controlling interests in subsidiaries and non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Stanford and Turlock credit facility	$84,307	$—	Short-term debt and Long-term debt
Henrietta credit facility	216,691	216,691	Short-term debt and Long-term debt
Hooper credit facility	—	37,269	Short-term debt and Long-term debt
Arizona loan	8,081	8,113	Short-term debt and Long-term debt

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 3, 2016, the Company had net proceeds of $17.0 million in connection with these loans. As of April 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $18.4 million.

In fiscal 2014 and 2015 the Company entered into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three months ended April 3, 2016 and March 29, 2015, the Company had net proceeds (repayments) of $3.2 million and $(0.4) million, respectively, in connection with these loans. As of April 3, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $176.3 million and $171.8 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. During the three months ended April 3, 2016 and March 29, 2015, the Company had net proceeds (repayments) of $7.1 million and $(10.5) million, respectively, in connection with these facilities. As of April 3, 2016, and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $42.7 million and $36.8 million, respectively (see Note 4).

The Company also enters into third-party financing facilities with tax equity investors under which the investors invest in these entities in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 3, 2016 and March 29, 2015 the Company had net contributions of $18.8 million and $43.6 million, respectively, under these facilities and attributed losses of $16.7 million and $19.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. As of April 3, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $131.4 million and $128.6 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three months ended April 3, 2016, the Company had net proceeds of $79.4 million in connection with the facility. As of April 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $84.3 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta utility-scale power plant in California. As of both April 3, 2016 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In fiscal 2016, the Company repaid the full amount outstanding. During the three months ended April 3, 2016, the Company had net repayments of $37.3 million in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both April 3, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $8.1 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leasebacks accounted for under the financing method.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of April 3, 2016 and January 3, 2016, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	April 3, 2016	January 3, 2016
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$189	$—
		$189	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	5,630	8,734
		$5,630	$8,734

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$222	$—
Foreign currency forward exchange contracts	Accrued liabilities	33	141
Interest rate contracts	Other long-term liabilities	789	583
		$1,044	$724

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	10,556	2,175
Interest rate contracts	Other long-term liabilities	159	450
		$10,715	$2,625

	April 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,819	$—	$5,819	$5,819	$—	$—
Derivative liabilities	$11,759	$—	$11,759	$5,819	$—	$5,940

	January 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$8,734	$—	$8,734	$2,316	$—	$6,418
Derivative liabilities	$3,349	$—	$3,349	$2,316	$—	$1,033

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$5,942	$(1,443)
Unrealized gain (loss) recognized in OCI (effective portion)	257	(2,708)
Less: Gain reclassified from OCI to revenue (effective portion)	(7,002)	(1,480)
Net change in derivatives	$(6,745)	$(4,188)
Loss in OCI at the end of the period	$(803)	$(5,631)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three months ended April 3, 2016, and March 29, 2015:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(460)	$(3,255)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(6,315)	$7,515

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

As of April 3, 2016, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $27.9 million and $5.5 million, respectively. As of January 3, 2016, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $23.6 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of April 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $76.8 million. The maturity dates of these contracts range from April 2016 to July 2016. As of January 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $12.1 million. The maturity dates of these contracts range from December 2015 to April 2016.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both April 3, 2016 and January 3, 2016, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $8.1 million and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $18.6 million. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

In the three months ended April 3, 2016 and March 29, 2015, the Company's income tax provision of $3.2 million and $2.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $97.5 million and $28.9 million, respectively, was primarily due to projected tax expense in profitable jurisdictions and the recognition of U.S. prepaid income tax due to intercompany transactions. For the reporting period ended April 3, 2016, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefitted.

Note 13. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, warrants associated with the CSO2015, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2016	March 29, 2015
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(85,409)	$(9,581)
Denominator
Basic weighted-average common shares	137,203	132,033

Basic net income (loss) per share	$(0.62)	$(0.07)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(85,409)	$(9,581)
Add: Interest expense incurred on the 4.00% debentures due 2023, net of tax	—	n/a
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	—
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—
Net income (loss) available to common stockholders	$(85,409)	$(9,581)
Denominator
Basic weighted-average common shares	137,203	132,033
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Upfront Warrants (held by Total)	—	—
Warrants (under the CSO2015)	n/a	—
4.00% debentures due 2023	—	n/a
0.75% debentures due 2018	—	—
0.875% debentures due 2021	—	—
Dilutive weighted-average common shares	137,203	132,033

Diluted net income (loss) per share	$(0.62)	$(0.07)

The Upfront Warrants allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. The warrants under the CSO2015, when such warrants were still outstanding, entitled holders to acquire up to 11.1 million shares of the Company's common stock at an exercise price of $24.00. During the second quarter of fiscal 2015, the Company entered into unwind agreements pursuant to which the Company issued common stock to settle all of the outstanding warrants relating to the CSO2015 (refer to "Note 12. Debt and Credit Sources" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016).

Holders of the Company's 4.00% debentures due 2023, 0.875% debentures due 2021, and 0.75% debentures due 2018 can convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or before maturity. These debentures are included in the calculation of diluted net income per share if they were outstanding during the period presented and if their inclusion is dilutive under the if-converted method.

Holders of the Company's 4.50% debentures due 2015 could, under certain circumstances at their option and before maturity, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation. In March 2015, the 4.50% debentures due 2015 matured and were settled in cash (refer to "Note 12. Debt and Credit Sources" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016).

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended
(In thousands)	April 3, 2016[1]	March 29, 2015[1]
Stock options	149	190
Restricted stock units	3,816	3,616
Upfront Warrants (held by Total)	6,367	6,908
Warrants (under the CSO2015)	n/a	11,096
4.00% debentures due 2023	13,922	n/a
0.75% debentures due 2018	12,026	12,026
0.875% debentures due 2021	8,203	8,203

[1]
As a result of the net loss per share for the three months ended April 3, 2016 and March 29, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Cost of Residential revenue	$827	$922
Cost of Commercial revenue	652	388
Cost of Power Plant revenue	2,646	1,256
Research and development	3,032	2,273
Sales, general and administrative	9,363	8,707
Total stock-based compensation expense	$16,520	$13,546

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Restricted stock units	$17,433	$14,504
Change in stock-based compensation capitalized in inventory	(913)	(958)
Total stock-based compensation expense	$16,520	$13,546

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's President and Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment (see Note 1). The Residential and Commercial Segments combined are referred to as Distributed Generation.

The CODM assesses the performance of the three end-customer segments using information about their revenue, gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA") after certain adjustments such as those related to 8point3 Energy Partners, utility and power plant projects and the sale of operating lease assets, and adding back certain expenses such as stock-based compensation expense and IPO-related costs, as well as other items. Additionally, for purposes of calculating EBITDA, the calculation excludes cash interest expense, net of interest income, provision for income taxes, and depreciation. The CODM does not review asset information by segment.

The following tables present information by end-customer segment including revenue, gross margin, and EBITDA, each as reviewed by the CODM, as well as information about significant customers and revenue by geography, based on the destination of the shipments.

	Three Months Ended
(In thousands):	April 3, 2016	March 29, 2015
Revenue
Distributed Generation
Residential
Solar power systems, components, others	$95,632	$115,666
Residential leasing	56,175	39,658
Commercial	52,241	49,063
Power Plant	180,827	236,484
Total revenue	$384,875	$440,871
Cost of revenue
Distributed Generation
Residential
Solar power systems, components, others	$75,063	$92,367
Residential leasing	43,097	30,405
Commercial	45,226	46,880
Power Plant	169,952	180,401
Total cost of revenue	$333,338	$350,053
Gross margin
Distributed Generation
Residential
Solar power systems, components, others	$20,569	$23,299
Residential leasing	13,078	9,253
Commercial	7,015	2,183
Power Plant	10,875	56,083
Total gross margin	$51,537	$90,818

	Three Months Ended April 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$160,898	$52,241	$220,503	$37,583	23.4%	$8,332	15.9%	$13,107	5.9%
8point3 Energy Partners	1,312	—	13,862	485		—		4,157
Utility and power plant projects	—	—	(53,538)	—		—		(3,557)
Sale of operating lease assets	(10,403)	—	—	(3,112)		—		—
Stock-based compensation	—	—	—	(827)		(652)		(2,646)
Other	—	—	—	(482)		(665)		(186)
GAAP	$151,807	$52,241	$180,827	$33,647	22.2%	$7,015	13.4%	$10,875	6.0%

	Three Months Ended March 29, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$155,324	$49,063	$226,214	$35,278	22.7%	$3,025	6.2%	$49,858	22.0%
Utility and power plant projects	—	—	10,270	—		—		11,251
Stock-based compensation	—	—	—	(922)		(388)		(1,256)
Other	—	—	—	(1,804)		(454)		(3,770)
GAAP	$155,324	$49,063	$236,484	$32,552	21.0%	$2,183	4.4%	$56,083	23.7%

	Three Months Ended
(In thousands):	April 3, 2016	March 29, 2015
EBITDA as reviewed by CODM
Distributed Generation
Residential	$29,578	$32,624
Commercial	(2,440)	(6,900)
Power Plant	(8,878)	31,177
Corporate and unallocated	(11,954)	1,930
Total EBITDA as reviewed by CODM	$6,306	$58,831
Reconciliation to Consolidated Statements of Income (Loss)
8point3 Energy Partners	(10,719)	—
Utility and power plant projects	(3,557)	11,251
Sale of operating lease assets	(3,120)	—
Stock-based compensation	(16,520)	(13,546)
IPO-related costs	—	(9,900)
Other	(8,608)	(14,170)
Cash interest expense, net of interest income	(12,184)	(11,092)
Provision for income taxes	(3,181)	(2,351)
Depreciation	(33,826)	(28,604)
Net loss attributable to stockholders	$(85,409)	$(9,581)

		Three Months Ended
(As a percentage of total revenue):		April 3, 2016	March 29, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	28%	n/a
Mulilo Prieska PV (RF) Proprietary Limited	Power Plant	11%	*
MidAmerican Energy Holdings Company	Power Plant	*	33%

	Three Months Ended
(As a percentage of total revenue):	April 3, 2016	March 29, 2015
Revenue by geography:
United States	77%	67%
Japan	3%	16%
Rest of World	20%	17%
	100%	100%

Note 16. SUBSEQUENT EVENTS

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, the Company entered into a revolving credit facility with Mizuho Bank Ltd. (as administrative agent) and Goldman Sachs Bank USA (the "Credit Facility"), under which the Company may borrow up to $200 million. The Credit Facility also includes a $100 million accordion feature. Amounts borrowed under the Credit Facility may be repaid and reborrowed in support of the Company’s commercial and small scale utility projects in the United States until the May 4, 2021 maturity date. The Credit Facility includes representations, covenants, and events of default customary for financing transactions of this type.

Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 1.50% for the first two years (with the final year at 1.75%). All outstanding indebtedness under the Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty (with certain limitations to partial repayments), other than customary breakage costs. The Credit Facility is secured by the assets of, and equity in, the various project companies to which the borrowings relate, but is otherwise non-recourse to the Company and its other affiliates.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, O&M services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year January 3, 2016.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("DC"), unless otherwise noted as alternating current ("AC").

Levelized Cost of Energy ("LCOE")

LCOE is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared across different scales of operation, investment or operating time periods. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.
Customer Cost of Energy ("CCOE™")

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The first quarter of fiscal 2016 ended on April 3, 2016, while the first quarter of fiscal 2015 ended on March 29, 2015. The first quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

Outlook

Demand

We remain focused on each of our three business segments. We believe that our key growth areas will be in our U.S. market in our Residential business and in emerging markets and in our Commercial and Power Plant businesses. We plan on continuing to expand our business in growing and sustainable markets, including Chile, Mexico, Turkey, South Africa, China, and the Middle East. We expect to grow our Power Plants business with investments in project development pipelines and in conjunction with our HoldCo strategy of retaining development projects on our balance sheet for longer periods of time in order to optimize the economic value that we receive at the time of sale. We are also working to expand our global components sales capabilities and international commercial opportunities.

In June 2015, 8point3 Energy Partners, our joint YieldCo vehicle formed to own, operate and acquire solar energy generation assets, completed its IPO. 8point3 Energy Partners remains a reliable source of demand for our business and we plan to continue to sell to it our solar energy generating assets, including utility-scale solar power plants, commercial solar projects, and portfolios of residential solar power systems. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, please see "Note 9. Equity Method Investments – Equity Investment in 8point3 Energy Partners" and "– Related-Party Transactions with Investees."

In fiscal 2015, we had an income tax provision of $66.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $242.3 million due to U.S. taxable income resulting from gains realized primarily on the use of tax equity structures for the sale of projects that involve real estate and a coinciding utilization of carryforward tax attributes; however, GAAP revenue and margin on the transactions that generated tax gains were deferred due to real estate accounting guidelines. We expect that in fiscal 2016 we will continue to engage in transactions that generate taxable income, but defer

GAAP margin due to real estate accounting guidelines, and as such, expect to continue to generate taxable income in excess of tax attributes, such as net operating losses and tax credits, that can be used to offset such taxable income.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and approval of California Net Metering "NEM 2.0." We believe these factors will strengthen demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions and complement our strong, existing core business. For more information about the ITC and other policy mechanisms, please refer to the section titled "Part I. Item 1. Business—Regulations—Public Policy Considerations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors," including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our HelixTM product for our Commercial Segment during fiscal 2015, and in the first quarter of fiscal 2016 we launched our EquinoxTM product for our Residential Segment. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. We continue to work on developing our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, in the fourth quarter of fiscal 2015 we announced the launch of our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. We also have certain purchase obligations under our material supply agreement with our joint venture AUOSP, which is a supplier of our cells. For more information about our purchase commitments and obligations, please see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Note 8. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases in fiscal 2015 under these agreements significantly exceeded market value and the volume contracted to be purchased in fiscal 2016 exceeds our planned utilization, which may result in higher inventory balances until we are able to fully utilize the polysilicon inventory in future periods. Additionally, we face the risk that our joint venture AUOSP may not remain financially healthy or a reliable source in our supply chain. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

M&A

During fiscal 2015 and the first fiscal quarter of 2016, we made strategic acquisitions and investments that will allow us to service a broader market with enhanced expertise. We look for similar investment opportunities to expand our business and portfolio of technology by making investments that will enable us to achieve our strategic vision.

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

Projects Under Contract

The table below presents significant construction and development projects under contract as of April 3, 2016:

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

As of April 3, 2016, an aggregate of approximately $23.2 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of April 3, 2016:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Henrietta Solar Project[2]	California, USA	128	PG&E	2016
Boulder Solar Project	Nevada, USA	125	NV Energy	2016
Stanford Solar Generating Station[2]	California, USA	68	Stanford University	2016
Turlock Solar Generating Station[2]	California, USA	68	Turlock Irrigation District	2016
Rio Bravo Solar Projects	California, USA	50	Southern California Edison	2016
Boulder Solar Project II	Nevada, USA	50	Sierra Pacific Power Company	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.
2 ROFO Project—pursuant to a Right of First Offer Agreement between SunPower and OpCo, the 8point3 Group has rights of first offer on interests in these projects. For additional information on 8point3 Energy Partners and related transactions, please refer to the section titled "Note 6. Fair Value Measurements" and "Note 9. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Distributed Generation
Residential	$151,807	$155,324	(2)%
Commercial	52,241	49,063	6%
Power Plant	180,827	236,484	(24)%
Total revenue	$384,875	$440,871	(13)%

Total Revenue:  Our total revenue decreased 13% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition during the second half of fiscal 2015. A decline in sales of solar power components to residential customers also contributed to the period-over-period decrease in total revenue.

Concentrations: Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 47% and 54% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized decreased primarily due to substantial completion of certain large-scale solar power systems and the associated revenue recognition during the second half of fiscal 2015.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months ended April 3, 2016 and March 29, 2015.

		Three Months Ended
Revenue		April 3, 2016	March 29, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	28%	n/a
Mulilo Prieska PV (RF) Proprietary Limited	Power Plant	11%	*
MidAmerican Energy Holdings Company	Power Plant	*	33%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 2% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to a decline in the sales of solar power components and systems to our residential customers in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general. The decrease in residential revenue was partially offset by an increase in sales of residential solar power systems and components in North America driven by stronger sales through our dealer network and an increase in the number of leases placed in service under our residential leasing program within the United States as well as an increase in the proportion of capital leases relative to total leases placed in service.

Commercial Revenue:  Commercial revenue increased 6% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily because of stronger sales of commercial components and systems in North America due to a favorable policy environment, partially offset by a decrease in commercial component and system sales in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Revenue: Power Plant revenue decreased 24% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition during the second half of fiscal 2015.

Cost of Revenue

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Distributed Generation
Residential	$118,160	$122,772	(4)%
Commercial	45,226	46,880	(4)%
Power Plant	169,952	180,401	(6)%
Total cost of revenue	$333,338	$350,053	(5)%
Total cost of revenue as a percentage of revenue	87%	79%
Total gross margin percentage	13%	21%

Total Cost of Revenue: Our total cost of revenue decreased 5% during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to the substantial completion of certain large-scale solar power projects and the recognition of revenue and corresponding costs during the second half of fiscal 2015.

Gross Margin

	Three Months Ended
	April 3, 2016	March 29, 2015	% Change
Distributed Generation
Residential	22%	21%	1%
Commercial	13%	4%	9%
Power Plant	6%	24%	(18)%

Residential Gross Margin: Gross margin for our Residential Segment increased one percentage point during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 as a result of increased volume of sales with favorable margins for residential leases and higher average selling prices for residential components and systems in North America, partially offset by declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general.

Commercial Gross Margin: Gross margin for our Commercial Segment increased nine percentage points during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to an increase in the volume of projects and sales of components and systems with favorable margins as a result of a more favorable policy environment in North America, partially offset by declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 18 percentage points during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to the substantial completion of certain large-scale solar power projects with favorable margins during the second half of fiscal 2015 and because, during the first quarter of fiscal 2016, we deferred the recognition of any profit on the sale of a project involving real estate to 8point3 Energy Partners under the accounting treatment described in "Note 9. Equity Method Investments—Equity Investment in 8point3 Energy Partners" in this Quarterly Report on Form 10-Q.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
R&D	$32,706	$21,168	55%
As a percentage of revenue	8%	5%

R&D expense increased $11.5 million or 55%, during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily due to a $9.2 million increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as materials, consulting and outside services as we continue to develop our next generation solar technology and expand our product offering. The remaining increase was a result of other net expenses to support R&D programs as well as amortization of intangible assets attributable to R&D activity. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
SG&A	$97,791	$77,214	27%
As a percentage of revenue	25%	18%

SG&A expense increased $20.6 million, or 27%, during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 due to a $14.0 million increase in selling and marketing expenses as we grow our sales teams and increase our marketing activity in North America and through digital media and a $6.6 million increase in other costs related to ongoing legal proceedings and non-cash charges primarily related to depreciation and amortization of intangible assets.

Restructuring Charges

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Restructuring charges	$96	$3,581	(97)%
As a percentage of revenue	—%	1%

Restructuring charges decreased $3.5 million, or 97%, during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 due to the substantial completion in fiscal 2015 of the activities associated with legacy restructuring plans approved in fiscal 2014, 2012 and 2011.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Restructuring" for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Interest income	$697	$556	25%
Interest expense	(12,881)	(15,681)	(18)%
Other, net	(6,232)	(2,620)	138%
Other expense, net	$(18,416)	$(17,745)	4%
As a percentage of revenue	(5)%	(4)%

Other expense, net increased $0.7 million, or 4%, in the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 primarily driven by unfavorable changes in the fair value of foreign currency derivatives and other net expenses, partially offset by a decrease in interest expense due to the maturity of the 4.00% debentures in March 2015.

Income Taxes

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Provision for income taxes	$(3,181)	$(2,351)	35%
As a percentage of revenue	(1)%	(1)%

In the three months ended April 3, 2016 and March 29, 2015, our income tax provision of $3.2 million and $2.4 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $97.5 million and $28.9 million, respectively, was primarily due to projected tax expense in profitable jurisdictions and the recognition of U.S. prepaid income tax due to intercompany transactions. The increase in income tax provision for the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 is primarily due to the increase in projected foreign profits in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

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

We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of April 3, 2016, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Equity in earnings (loss) of unconsolidated investees	$(764)	$2,191	(135)%
As a percentage of revenue	—%	—%

In the three months ended April 3, 2016 and March 29, 2015, our equity in earnings of unconsolidated investees was a net loss of $0.8 million, and a net gain of $2.2 million, respectively. The decrease between the two periods was primarily due to our share of the losses generated by the activities of the 8point3 Group and CCPV in the first quarter of fiscal 2016.

Net Loss

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Net loss	$(101,417)	$(29,050)	249%

Net loss increased by $72.4 million in the three months ended April 3, 2016 as compared to the three months ended March 29, 2015. The increase in net loss was primarily driven by: (i) a $39.3 million decrease in gross margin, primarily due to the substantial completion of certain large-scale solar power projects during the second half of fiscal 2015 and because we deferred of all profit on the sale of a project involving real estate to 8point3 Energy Partners in the first quarter of fiscal 2016 pursuant to real estate accounting guidelines; (ii) a $32.1 million increase in operating expenses due to increased marketing spend and increased headcount in R&D and sales departments; (iii) a $3.0 million decrease in equity in earnings of unconsolidated investees due to the activities of the 8point3 Group and CCPV in the first quarter of fiscal 2016; (iv) a $0.8 million increase in provision for income taxes; and (v) a $0.7 million increase in other expense, net. The increase in net loss was partially offset by a $3.5 million decrease in restructuring charges due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2014, 2012 and 2011.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$16,008	$19,469	(18)%

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

In the three months ended April 3, 2016 and March 29, 2015, we attributed $16.0 million and $19.5 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $3.5 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests, is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 3, 2016	March 29, 2015
Net cash used in operating activities	$(369,901)	$(113,408)
Net cash used in investing activities	$(91,808)	$(63,321)
Net cash provided by (used in) financing activities	$61,585	$(172,406)

Operating Activities

Net cash used in operating activities in the three months ended April 3, 2016 was $369.9 million and was primarily the result of: (i) a net loss of $101.4 million; (ii) a $179.4 million increase in project assets primarily related to the construction of our Commercial and Power Plant solar energy projects in North America; (iii) a $70.0 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued compensation expenses; (iv) a $45.0 million increase in prepaid expenses and other assets, primarily related to deferred project costs on the construction of certain utility-scale projects; (v) a $44.0 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) an $18.2 million increase in inventories driven by construction of our solar energy projects; (vii) a $17.5 million increase in costs and estimated earnings in excess of billings driven by construction activities; (viii) a $5.1 million decrease in customer advances; and (ix) a $1.2 million net change in deferred income taxes. This was partially offset by: (i) other net non-cash charges of $59.8 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) a $26.9 million increase in billings in excess of costs and estimated earnings driven by construction activities; (iii) a $12.6 million decrease in accounts receivable, primarily driven by the collection of retainage related to Solar Star Projects; (iv) an $11.9 million decrease in advance payments made to suppliers; and (v) a $0.8 million decrease in equity in earnings of unconsolidated investees.

Net cash used in operating activities in the three months ended March 29, 2015 was $113.4 million and was primarily the result of: (i) a net loss of $29.1 million; (ii) a $108.1 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iii) a $93.2 million increase in project assets primarily related to our Quinto Solar Energy Project; (iv) a $51.8 million decrease in accounts payable and other accrued liabilities; (v) a $29.2 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) a $25.1 million increase in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects; (vii) a $10.1 million decrease in customer advances; (viii) a $5.1 million net change in deferred income taxes and other liabilities; and (ix) a $2.2 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) a $141.0 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (ii) a $32.7 million decrease in accounts receivable; (iii) other net non-cash charges of $47.1 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) a $13.9 million decrease in advance to suppliers; and (v) a $5.6 million increase in billings in excess of costs and estimated earnings driven by increase related to the Solar Star Projects.

Investing Activities

Net cash used in investing activities in the three months ended April 3, 2016 was $91.8 million, which included (i) $70.3 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $10.0 million in payments to 8point3 Energy Partners, (iii) $9.8 million paid for investments in consolidated and unconsolidated investees; and (iv) a $1.8 million increase in restricted cash.

Net cash used in investing activities in the three months ended March 29, 2015 was $63.3 million, which included: (i) $44.0 million related to capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) an $18.8 million increase in restricted cash; and (iii) a $0.5 million increase in intangibles.

Financing Activities

Net cash provided by financing activities in the three months ended April 3, 2016 was $61.6 million, which included: (i) $42.1 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $27.3 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs (iii) $18.8 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease projects. This was partially offset by: (i) $18.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (ii) $7.7 million in repayments of bank loans and other debt.

Net cash used in financing activities in the three months ended March 29, 2015 was $172.4 million, which included: (i) $249.6 million in net payment to settle the 4.50% debentures due 2015 and the related hedge transactions; (ii) $38.7 million in purchases of stock for tax withholding obligations on vested restricted stock; (iii) $9.9 million of net repayments of residential lease financing and sale-leaseback financing; and (iv) $7.9 million in repayments of bank loans, project loans and other debt. This was partially offset by: (i) $90.0 million in proceeds from issuance of project loans; and (ii) $43.6 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program.

Debt and Credit Sources

Convertible Debentures

As of April 3, 2016, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of April 3, 2016, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of April 3, 2016, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

As of April 3, 2016, we had $25.0 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of April 3, 2016, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of April 3, 2016, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired.

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on our leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on our leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee ranging from 0.25% to 0.35% (depending on our leverage ratio from time to time) per annum on funds available for borrowing and not borrowed. We will be required to pay interest on letters of credit under the agreement of (a) with respect to any performance letter of credit, an amount ranging from 0.90% to 1.20% (depending on our leverage ratio from time to time); and (b) with respect to any other letter of credit, an amount ranging from 1.50% to 2.00% (depending on our leverage ratio from time to time).

As of April 3, 2016, we had $37.6 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed $1.0 billion for the period from January 1, 2016 through June 28, 2016. Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value of the letters of credit may have an expiration date of between two and three years from the date of issuance.

As of April 3, 2016, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $266.4 million.

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

As of April 3, 2016 letters of credit issued under the Deutsche Bank Trust facility amounted to $8.8 million, which were fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, we entered into a revolving credit facility with Mizuho Bank Ltd. (as administrative agent) and Goldman Sachs Bank USA, under which we may borrow up to $200 million. The Credit Facility also includes a $100 million accordion feature. Amounts borrowed under the Credit Facility may be repaid and reborrowed in support of our commercial and small scale utility projects in the United States until the May 4, 2021 maturity date. The Credit Facility includes representations, covenants, and events of default customary for financing transactions of this type.

Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 1.50% for the first two years (with the final year at 1.75%). All outstanding indebtedness under the Credit Facility may be voluntarily prepaid in whole or in part without premium or penalty (with certain limitations to partial repayments), other than customary breakage costs. The Credit Facility is secured by the assets of, and equity in, the various project companies to which the borrowings relate, but is otherwise non-recourse to us and our other affiliates.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtains project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "flip partnership" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

For our residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 3, 2016, we had net proceeds of $17.0 million in connection with these loans. As of April 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $18.4 million.

In fiscal 2014 and 2015, we entered into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three months ended April 3, 2016 and March 29, 2015, we had net proceeds (repayments) of $3.2 million and $(0.4) million, respectively, in connection with these loans. As of April 3, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $176.3 million and $171.8 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with its residential lease customers in our consolidated financial statements. During the three months ended April 3, 2016 and March 29, 2015, we had net proceeds (repayments) of $7.1 million and $(10.5) million, respectively, in connection with these facilities. As of April 3, 2016, and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on our Consolidated Balance Sheets, was $42.7 million and $36.8 million, respectively (see Note 4).

We also enter into third-party financing facilities with tax equity investors under which the investors invest in these entities in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 3, 2016 and March 29, 2015, we had net contributions of $18.8 million and $43.6 million, respectively, under these facilities and attributed losses of $16.7 million and $19.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of April 3, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $131.4 million and $128.6 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three months ended April 3, 2016, we had net proceeds of $79.4 million in connection with the facility. As of April 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $84.3 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta utility-scale power plant in California. As of both April 3, 2016 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In fiscal 2016, we repaid the full amount outstanding. During the three months ended April 3, 2016, we had net repayments of $37.3 million in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both April 3, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $8.1 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leasebacks accounted for under the financing method.

Liquidity

As of April 3, 2016, we had unrestricted cash and cash equivalents of $555.2 million as compared to $954.5 million as of March 29, 2015. Our cash balances are held in numerous locations throughout the world and as of April 3, 2016, we had approximately $146.5 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

On July 5, 2010, we formed AUOSP, our joint venture with AUO. Under the terms of the joint venture agreement, we and AUO each own 50% of AUOSP. We are each obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture amounting to $169.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, or either shareholder requests additional equity financing for AUOSP, then the shareholders will each be required to make additional cash contributions of up to $50.0 million in the aggregate. See also "Part I. Item 1A. Risk Factors—Risks Related to Our Operations—If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $210 million to $260 million in fiscal 2016 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of April 3, 2016, letters of credit issued under the Deutsche Bank Trust facility amounted to $8.8 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing"). During the three months ended April 3, 2016, we received $24.1 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2016, we drew down $4.3 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of April 3, 2016, the short-term and long-term balances of the loans were $4.4 million and $171.9 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of April 3, 2016, outstanding amounts related to our project financing totaled $502.6 million.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants. We expect to be able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. As of April 3, 2016, we had $262.4 million available to us under the revolving credit facility. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. However, there are no assurances that we will have sufficient available cash to repay our indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of April 3, 2016:

		Payments Due by Fiscal Period
(In thousands)	Total	2016 (remaining nine months)	2017-2018	2019-2020	Beyond 2020
Convertible debt, including interest[1]	$1,263,612	$17,252	$344,194	$41,000	$861,166
IFC mortgage loan, including interest[2]	25,864	8,095	17,769	—	—
CEDA loan, including interest[3]	68,272	1,934	5,100	5,100	56,138
Other debt, including interest[4]	652,838	60,460	82,258	81,528	428,592
Future financing commitments[5]	182,801	179,632	3,169	—	—
Operating lease commitments[6]	132,289	14,123	28,415	24,817	64,934
Sale-leaseback financing[7]	102,480	6,960	15,735	13,706	66,079
Capital lease commitments[8]	5,893	1,260	2,037	1,188	1,408
Non-cancellable purchase orders[9]	249,300	249,300	—	—	—
Purchase commitments under agreements[10]	1,481,414	590,086	550,800	337,528	3,000
Total	$4,164,763	$1,129,102	$1,049,477	$504,867	$1,481,317

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on April 3, 2016. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $25.0 million outstanding principal amount as of April 3, 2016. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2016 amounting to $169.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $13.8 million, subject to certain conditions.

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 8 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2015, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2015, as specified in related contracts with a supplier. As of April 3, 2016, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $50.6 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2016, within the applicable contractual cure period.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 3, 2016, total liabilities associated with uncertain tax positions were $42.8 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of April 3, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 5% and 8% of our total revenue in the three months ended April 3, 2016 and March 29, 2015, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $1.8 million and $3.5 million in the three months ended April 3, 2016 and March 29, 2015, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $27.9 million and $82.3 million, respectively. As of January 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $35.7 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 3, 2016 and January 3, 2016, advances to suppliers totaled $347.2 million and $359.1 million, respectively. Two suppliers accounted for 84% and 15% of total advances to suppliers as of April 3, 2016, and 82% and 16% as of January 3, 2016.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of April 3, 2016, the outstanding principal balance of our variable interest borrowings was $353.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $160.9 million in money market funds as of April 3, 2016 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of April 3, 2016 and January 3, 2016, investments of $177.5 million and $186.4 million, respectively, are accounted for using the equity method, and $45.6 million and $36.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $1,063.8 million as of April 3, 2016. The aggregate estimated fair value of our outstanding convertible debentures was $1,253.2 million as of January 3, 2016. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,170.2 million and $1,378.5 million as of April 3, 2016 and January 3, 2016, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $957.5 million and $1,127.9 million as of April 3, 2016 and January 3, 2016, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2016 at a reasonable assurance level.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
The disclosure under "Note 8. Commitments and Contingencies—Legal Matters" in "Notes to Consolidated Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, except for the risk factor described and included below.

As owners and operators of solar power systems that deliver electricity to the grid, certain of our affiliated entities may be considered public utilities for purposes of the Federal Power Act, as amended (the “FPA”), and are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), as well as various local and state regulatory bodies.

Although we are not directly subject to FERC regulation under the FPA, we are considered to be a “holding company” for purposes of Section 203 of the FPA, which regulates certain transactions involving public utilities, and such regulation could adversely affect our ability to grow the business through acquisitions. Likewise, investors seeking to acquire our public utility subsidiaries or acquire ownership interests in their securities may require prior FERC approval to do so. Such approval could result in transaction delays or uncertainties.

Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity and to comply with various regulations. FERC may grant our affiliated entities the authority to sell electricity at market-based rates and may also grant them certain regulatory waivers, such as waivers from compliance with FERC’s accounting regulations. These FERC orders reserve the right to revoke or revise market-based sales authority if the FERC subsequently determines that our affiliated entities can exercise market power in the sale of generation products, the provision of transmission services, or if it finds that any of the entities can create barriers to entry by competitors. In addition, if the entities fail to comply with certain reporting obligations, FERC may revoke their power sales tariffs. Finally, if the entities were deemed to have engaged in manipulative or deceptive practices concerning their power sales transactions, they would be subject to potential fines, disgorgement of profits, and/or suspension or revocation of their market-based rate authority. If our affiliated entities were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules, which would impose cost and compliance burdens on us and have an adverse effect on our results of operations. In addition to the risks described above, we may be subject to additional regulatory regimes at state or foreign levels to the extent we own and operate solar power systems in such jurisdictions.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 4, 2016 through January 31, 2016	3,763	$22.71	—	—
February 1, 2016 through February 28, 2016	21,223	$21.75	—	—
February 29, 2016 through April 3, 2016	774,172	$23.67	—	—
	799,158	$23.62	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

SUNPOWER CORPORATION

Dated: May 5, 2016	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.57*
Second Amendment to Revolving Credit Agreement, dated February 17, 2016, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto.

10.58*
Third Amendment to Revolving Credit Agreement, dated March 18, 2016, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto.

10.59*
First Amendment to Security Agreement, dated February 17, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank.

10.60*	Forms of agreements under SunPower Corporation 2015 Omnibus Incentive Plan.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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