Form 10-Q
period 2016-07-03
SUNPOWER CORP
filed 2016-08-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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

The total number of outstanding shares of the registrant’s common stock as of August 5, 2016 was 138,150,656.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 3, 2016	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$590,091	$954,528
Restricted cash and cash equivalents, current portion	23,091	24,488
Accounts receivable, net[1]	211,753	190,448
Costs and estimated earnings in excess of billings[1]	32,677	38,685
Inventories	467,914	382,390
Advances to suppliers, current portion	72,061	85,012
Project assets - plants and land, current portion[1]	904,429	479,452
Prepaid expenses and other current assets[1]	306,616	359,517
Total current assets	2,608,632	2,514,520

Restricted cash and cash equivalents, net of current portion	45,891	41,748
Restricted long-term marketable securities	6,362	6,475
Property, plant and equipment, net	818,711	731,230
Solar power systems leased and to be leased, net	594,266	531,520
Project assets - plants and land, net of current portion	26,282	5,072
Advances to suppliers, net of current portion	246,468	274,085
Long-term financing receivables, net	429,910	334,791
Goodwill and other intangible assets, net	107,547	119,577
Other long-term assets[1]	317,095	297,975
Total assets	$5,201,164	$4,856,993

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$518,598	$514,654
Accrued liabilities[1]	373,874	313,497
Billings in excess of costs and estimated earnings	92,295	115,739
Short-term debt	350,764	21,041
Customer advances, current portion[1]	41,544	33,671
Total current liabilities	1,377,075	998,602

Long-term debt	578,231	478,948
Convertible debt[1]	1,112,127	1,110,960
Customer advances, net of current portion[1]	112,663	126,183
Other long-term liabilities[1]	578,917	564,557
Total liabilities	3,759,013	3,279,250
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	90,551	69,104
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both July 3, 2016 and January 3, 2016	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 147,509,133 shares issued, and 138,134,648 outstanding as of July 3, 2016; 145,242,705 shares issued, and 136,712,339 outstanding as of January 3, 2016	138	137
Additional paid-in capital	2,391,912	2,359,917
Accumulated deficit	(903,018)	(747,617)
Accumulated other comprehensive loss	(12,601)	(8,023)
Treasury stock, at cost; 9,374,485 shares of common stock as of July 3, 2016; 8,530,366 shares of common stock as of January 3, 2016	(174,937)	(155,265)
Total stockholders' equity	1,301,494	1,449,149
Noncontrolling interests in subsidiaries	50,106	59,490
Total equity	1,351,600	1,508,639
Total liabilities and equity	$5,201,164	$4,856,993

[1]
The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued Liabilities", "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 6, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Revenue[1]
Solar power systems, components, and other	$356,011	$330,552	$684,711	$731,765
Residential leasing	64,441	50,468	120,616	90,126
	$420,452	$381,020	$805,327	$821,891
Cost of revenue[1]
Solar power systems, components, and other	331,194	274,148	621,435	593,796
Residential leasing	47,964	35,991	91,061	66,396
	379,158	310,139	712,496	660,192
Gross margin	41,294	70,881	92,831	161,699
Operating expenses:
Research and development[1]	31,411	20,560	64,117	41,728
Sales, general and administrative[1]	84,683	81,520	182,474	158,734
Restructuring charges	117	1,749	213	5,330
Total operating expenses	116,211	103,829	246,804	205,792
Operating loss	(74,917)	(32,948)	(153,973)	(44,093)
Other income (expense), net:
Interest income	806	494	1,503	1,050
Interest expense[1]	(13,950)	(8,517)	(26,831)	(24,198)
Other, net	(5,822)	14,982	(12,054)	12,362
Other income (expense), net	(18,966)	6,959	(37,382)	(10,786)
Loss before income taxes and equity in earnings of unconsolidated investees	(93,883)	(25,989)	(191,355)	(54,879)
Benefit from (provision for) income taxes	(6,648)	659	(9,829)	(1,692)
Equity in earnings of unconsolidated investees	8,350	1,864	7,586	4,055
Net loss	(92,181)	(23,466)	(193,598)	(52,516)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	22,189	29,975	38,197	49,444
Net income (loss) attributable to stockholders	$(69,992)	$6,509	$(155,401)	$(3,072)

Net income (loss) per share attributable to stockholders:
Basic	$(0.51)	$0.05	$(1.13)	$(0.02)
Diluted	$(0.51)	$0.04	$(1.13)	$(0.02)
Weighted-average shares:
Basic	138,084	134,376	137,644	133,205
Diluted	138,084	156,995	137,644	133,205

[1]
The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within "Revenue: Solar power systems and components," "Cost of revenue: Solar power systems and components," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net loss	$(92,181)	$(23,466)	$(193,598)	$(52,516)
Components of comprehensive loss:
Translation adjustment	138	242	1,557	(1,761)
Net change in derivatives (Note 11)	(136)	4,996	(6,881)	808
Income taxes	(4)	346	746	457
Net change in accumulated other comprehensive income (loss)	(2)	5,584	(4,578)	(496)
Total comprehensive loss	(92,183)	(17,882)	(198,176)	(53,012)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	22,189	29,975	38,197	49,444
Comprehensive income (loss) attributable to stockholders	$(69,994)	$12,093	$(159,979)	$(3,568)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639
Net loss	(35,497)	—	—	—	—	—	(155,401)	(155,401)	(2,700)	(158,101)
Other comprehensive loss	—	—	—	—	—	(4,578)	—	(4,578)	—	(4,578)
Issuance of restricted stock to employees, net of cancellations	—	2,266	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	31,995	—	—	—	31,995	—	31,995
Contributions from noncontrolling interests	59,366	—	—	—	—	—	—	—	(2,201)	(2,201)
Distributions to noncontrolling interests	(2,422)	—	—	—	—	—	—	—	(4,483)	(4,483)
Purchases of treasury stock	—	(845)	(1)	—	(19,672)	—	—	(19,673)	—	(19,673)
Balances at July 3, 2016	$90,551	138,132	$138	$2,391,912	$(174,937)	$(12,601)	$(903,018)	$1,301,494	$50,106	$1,351,600

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net loss	$(193,598)	$(52,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,015	60,005
Stock-based compensation	32,995	27,586
Non-cash interest expense	655	5,251
Equity in earnings of unconsolidated investees	(7,586)	(4,055)
Excess tax benefit from stock-based compensation	—	(6,727)
Deferred income taxes	849	(367)
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	—	(27,915)
Other, net	1,799	1,377
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,295)	65,202
Costs and estimated earnings in excess of billings	6,301	138,638
Inventories	(115,047)	(130,726)
Project assets	(433,383)	(311,774)
Prepaid expenses and other assets	48,709	29,425
Long-term financing receivables, net	(95,119)	(69,258)
Advances to suppliers	40,569	25,094
Accounts payable and other accrued liabilities	12,077	(71,529)
Billings in excess of costs and estimated earnings	(23,049)	9,330
Customer advances	(5,884)	(12,482)
Net cash used in operating activities	(669,992)	(325,441)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(2,747)	(28,407)
Purchases of property, plant and equipment	(93,324)	(68,778)
Cash paid for solar power systems, leased and to be leased	(46,156)	(41,832)
Cash paid for solar power systems	(2,282)	(10,007)
Proceeds from (payments to) 8point3 Energy Partners LP	(9,838)	341,174
Cash paid for investments in unconsolidated investees	(10,309)	(7,092)
Cash paid for intangibles	—	(526)
Net cash used in investing activities	(164,656)	184,532
Cash flows from financing activities:
Cash paid for repurchase of convertible debt	—	(324,273)
Proceeds from settlement of 4.50% Bond Hedge	—	74,628
Payments to settle 4.50% Warrants	—	(574)
Repayment of bank loans and other debt	(7,887)	(15,819)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	53,228	54,830
Repayment of non-recourse residential financing	(2,166)	(40,802)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	57,165	91,936
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(6,905)	(4,567)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	433,492	207,710
Repayment of non-recourse power plant and commercial financing	(37,352)	(226,578)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	—	29,300
Proceeds from exercise of stock options	—	178
Excess tax benefit from stock-based compensation	—	6,727
Purchases of stock for tax withholding obligations on vested restricted stock	(19,671)	(40,326)
Net cash provided by (used in) financing activities	469,904	(187,630)
Effect of exchange rate changes on cash and cash equivalents	307	(4,593)
Net decrease in cash and cash equivalents	(364,437)	(333,132)
Cash and cash equivalents, beginning of period	954,528	956,175
Cash and cash equivalents, end of period	$590,091	$623,043

Non-cash transactions:
Assignment of residential lease receivables to third parties	$2,476	$1,689
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$29,891	$30,428
Costs of solar power systems, leased and to be leased, funded by liabilities	$6,282	$3,971
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$7,375	$6,076
Property, plant and equipment acquisitions funded by liabilities	$73,247	$37,017
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$8,726	$—
Exchange of receivables for an investment in an unconsolidated investee	$2,890	$—
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$—	$68,273

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The second quarter of fiscal 2016 ended on July 3, 2016, while the second quarter of fiscal 2015 ended on June 28, 2015. The second quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

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

Summary of Significant Accounting Policies

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. The Company's impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, it records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

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

The Company evaluates the realizability of project assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers the project to be recoverable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed or if costs incurred to date may be recovered via other means, such as a sale prior to the completion of the development cycle. The Company examines a number of factors to determine if the project will be profitable, including whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. In addition, the company must anticipate market conditions, such as the future cost of energy and changes in the factors that its future customers use to value its project assets in sale arrangements, including the internal rate of return that customers expect. Changes in such conditions could cause the cost of the project to increase or the selling price of the project to decrease. Due to the development, construction, and sale timeframe of the Company's larger solar projects, it classifies project assets which are not expected to be sold within the next 12 months as "Project assets - plants and land, net of current portion" on the Consolidated Balance Sheets. Once specific milestones have been achieved, the Company determines if the sale of the project assets will occur within the next 12 months from a given balance sheet date and, if so, it then reclassifies the project assets as current.

Inventories

Inventories are valued at the lower of cost or market value. The Company evaluates the realizability of its inventories, including purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. The Company’s assumption of expected demand is developed based on its analysis of bookings, sales backlog, sales pipeline, market forecast, and competitive intelligence. The Company’s assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory, and growth plans. The Company’s factory production plans, which drive materials requirement planning, are established based on its assumptions of expected demand. The Company responds to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

The Company evaluates the terms of its long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in the Company's fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, the Company determines that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, the Company records a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated net realizable value. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the standards to amend the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2019. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued an update to the standards to simplify the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for the Company no later than the first quarter of fiscal 2017. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In July 2015, the FASB issued an update to the standards to simplify the measurement of inventory.  The updated standard more closely aligns the measurement of inventory with that of International Financial Reporting Standards (“IFRS”) and amends the measurement standard from lower of cost or market to lower of cost or net realizable value.  The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires a prospective approach to adoption.  The Company elected early adoption of the updated accounting standard, effective in the second quarter of fiscal 2016. The adoption of this updated accounting standard did not result in a significant impact to the Company’s consolidated financial statements.

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

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The new guidance is effective for the Company no later than the fourth quarter of fiscal 2016. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; and iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transaction. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company is evaluating the available methods and the potential impact of this standard on its consolidated financial statements and disclosures.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of July 3, 2016, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 57%.

Amended and Restated Credit Support Agreement

In June 2016, the Company and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement") which amended and restated the Credit Support Agreement dated April 28, 2011 by and between the Company and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. At any time until December 31, 2018, Total S.A. will, at the Company's request, guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Such letters of credit must be issued no later than December 31, 2018 and expire no later than March 31, 2020. Total is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions. In addition, Total will not be required to enter into the Guaranty if, after giving effect to the Company’s request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by the Company, would exceed $500 million in the aggregate. Such maximum amounts of credit support available to the Company can be reduced upon the occurrence of specified events.

In consideration for the commitments of Total S.A. pursuant to the Credit Support Agreement, the Company is required to pay Total S.A. a guaranty fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement will terminate following

December 31, 2018, after the later of the satisfaction of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

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

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and a Compensation and Funding Agreement, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018.

0.875% Debentures Due 2021

In June 2014, the Company issued $400.0 million in principal amount of its 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

4.00% Debentures Due 2023

In December 2015, the Company issued $425.0 million in principal amount of its 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. The 4.00% debentures due 2023 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $30.53 per share, which provides Total the right to acquire up to 3,275,680 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of July 3, 2016, the Company had $13.3 million of "Costs and estimated earnings in excess of billings" and $1.4 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue:
EPC, O&M, and components revenue under joint projects	$20,613	$2,208	$61,529	$2,963
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(421)	$(395)	$(421)	$(817)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,622	$2,272	$3,268	$4,998
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$750	$750
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,094	$1,094
Interest expense incurred on the 4.00% debentures due 2023	$1,000	n/a	$2,000	n/a

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135
Adjustments to goodwill	—	(570)	—	(570)
As of July 3, 2016	$32,180	$9,744	$15,641	$57,565

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 3, 2016
Patents and purchased technology	$48,619	$(10,645)	$37,974
Project pipeline assets	9,446	(902)	8,544
Purchased in-process research and development	3,700	(236)	3,464
Other	500	(500)	—
	$62,265	$(12,283)	$49,982

As of January 3, 2016
Patents and purchased technology	$53,499	$(5,328)	$48,171
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	—	3,700
Other	500	(375)	125
	$67,145	$(5,703)	$61,442

During the three and six months ended July 3, 2016, aggregate amortization expense for intangible assets totaled $3.2 million and $11.5 million, respectively. During the three and six months ended June 28, 2015, aggregate amortization expense for intangible assets totaled $0.6 million and $1.1 million, respectively.

As of July 3, 2016, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2016 (remaining six months)	$9,676
2017	11,854
2018	12,014
2019	8,902
2020	6,317
$48,763

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	July 3, 2016	January 3, 2016
Accounts receivable, net:
Accounts receivable, gross[1,2]	$232,688	$207,860
Less: allowance for doubtful accounts	(19,274)	(15,505)
Less: allowance for sales returns	(1,661)	(1,907)
	$211,753	$190,448

[1]	Includes short-term financing receivables associated with solar power systems leased of $16.3 million and $12.5 million as of July 3, 2016 and January 3, 2016, respectively (see Note 5).

[2]
Includes short-term retainage of $14.5 million and $11.8 million as of July 3, 2016 and January 3, 2016, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	July 3, 2016	January 3, 2016
Inventories:
Raw materials	$164,244	$124,297
Work-in-process	139,022	131,258
Finished goods	164,648	126,835
	$467,914	$382,390

	As of
(In thousands)	July 3, 2016	January 3, 2016
Prepaid expenses and other current assets:
Deferred project costs	$78,149	$67,479
VAT receivables, current portion	10,574	14,697
Deferred costs for solar power systems to be leased	38,522	40,988
Derivative financial instruments	5,172	8,734
Prepaid inventory	—	50,615
Other receivables	69,862	78,824
Prepaid taxes	70,116	71,529
Other prepaid expenses	34,141	26,651
Other current assets	80	—
	$306,616	$359,517

	As of
(In thousands)	July 3, 2016	January 3, 2016
Project assets - plants and land:
Project assets — plants	$926,263	$479,108
Project assets — land	4,448	5,416
	$930,711	$484,524
Project assets - plants and land, current portion	$904,429	$479,452
Project assets - plants and land, net of current portion	$26,282	$5,072

	As of
(In thousands)	July 3, 2016	January 3, 2016
Property, plant and equipment, net:
Manufacturing equipment[1]	$665,567	$556,963
Land and buildings	32,134	32,090
Leasehold improvements	394,447	244,098
Solar power systems[2]	151,735	141,075
Computer equipment	115,443	103,443
Furniture and fixtures	11,414	10,640
Construction-in-process	90,963	247,511
	1,461,703	1,335,820
Less: accumulated depreciation	(642,992)	(604,590)
	$818,711	$731,230

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $70.1 million and $85.1 million as of July 3, 2016 and January 3, 2016, respectively.

[2]
Includes $120.1 million and $110.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of July 3, 2016 and January 3, 2016, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	July 3, 2016	January 3, 2016
Property, plant and equipment, net by geography[1]:
Philippines	$516,961	$460,420
United States	219,312	201,419
Mexico	58,783	44,164
Europe	22,588	22,962
Other	1,067	2,265
	$818,711	$731,230

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	July 3, 2016	January 3, 2016
Other long-term assets:
Equity method investments	$186,172	$186,405
Cost method investments	48,485	36,369
Other	82,438	75,201
	$317,095	$297,975

	As of
(In thousands)	July 3, 2016	January 3, 2016
Accrued liabilities:
Employee compensation and employee benefits	$57,974	$59,476
Deferred revenue	25,389	19,887
Short-term residential lease financing	19,783	7,395
Interest payable	15,318	8,165
Short-term warranty reserves	7,522	16,639
Restructuring reserve	1,065	1,823
VAT payables	6,243	4,225
Derivative financial instruments	10,522	2,316
Inventory payable	—	50,615
Liability due to 8point3 Energy Partners	—	9,952
Proceeds from 8point3 Energy Partners attributable to pre-COD projects	11,239	—
Contributions from noncontrolling interests attributable to pre-COD projects	52,494	—
Taxes payable	38,370	36,824
Other	127,955	96,180
	$373,874	$313,497

	As of
(In thousands)	July 3, 2016	January 3, 2016
Other long-term liabilities:
Deferred revenue	$179,321	$179,779
Long-term warranty reserves	157,262	147,488
Long-term sale-leaseback financing	138,871	125,286
Long-term residential lease financing with 8point3 Energy Partners	29,407	29,389
Unrecognized tax benefits	44,131	43,297
Long-term pension liability	13,703	12,014
Derivative financial instruments	1,962	1,033
Other	14,260	26,271
	$578,917	$564,557

	As of
(In thousands)	July 3, 2016	January 3, 2016
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(9,607)	$(11,164)
Net unrealized gain (loss) on derivatives	(939)	5,942
Net loss on long-term pension liability adjustment	(2,055)	(2,055)
Deferred taxes	—	(746)
	$(12,601)	$(8,023)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of July 3, 2016 and January 3, 2016:

	As of
(In thousands)	July 3, 2016	January 3, 2016
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$619,311	$543,358
Solar power systems to be leased	32,936	34,319
	652,247	577,677
Less: accumulated depreciation	(57,981)	(46,157)
	$594,266	$531,520

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of July 3, 2016 and January 3, 2016, the Company had pledged solar assets with an aggregate book value of $95.3 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of July 3, 2016:

(In thousands)	Fiscal 2016 (remaining six months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$9,508	20,425	20,465	20,505	20,546	292,630	$384,079

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of July 3, 2016 and January 3, 2016, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	July 3, 2016	January 3, 2016
Financing receivables[1]:
Minimum lease payments receivable[2]	$474,023	$366,759
Unguaranteed residual value	61,516	50,722
Unearned income	(89,362)	(70,155)
Net financing receivables	$446,177	$347,326
Current	$16,267	$12,535
Long-term	$429,910	$334,791

[1]
As of July 3, 2016 and January 3, 2016, the Company had pledged financing receivables of $99.2 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts.

As of July 3, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2016 (remaining six months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$11,956	23,599	23,794	23,997	24,205	366,472	$474,023

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over minimum lease terms of up to 25 years. Separately, the Company enters into PPAs with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with terms of up to 25 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of July 3, 2016, future minimum lease obligations associated with these systems were $82.2 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of July 3, 2016, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $116.7 million, which will be recognized over the lease terms of up to 25 years. During both the three and six months ended July 3, 2016, the Company had net financing proceeds of $15.7 million, in connection with these sale-leaseback arrangements. During the three and six months ended June 28, 2015 the Company had net financing proceeds of $14.3 million and $15.0 million, respectively, in connection with these sale-leaseback arrangements. As of July 3, 2016 and January 3, 2016 the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $138.9 million and $125.3 million, respectively (see Note 4).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of July 3, 2016 or January 3, 2016.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of July 3, 2016 and January 3, 2016:

	July 3, 2016			January 3, 2016
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$112,624	$112,624	$—	$540,000	$540,000	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	5,172	—	5,172	8,734	—	8,734
Other long-term assets:
Derivative financial instruments (Note 11)	474	—	474	—	—	—
Total assets	$118,270	$112,624	$5,646	$548,734	$540,000	$8,734
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	10,522	—	10,522	2,316	—	2,316
Other long-term liabilities:
Derivative financial instruments (Note 11)	1,962	—	1,962	1,033	—	1,033
Total liabilities	$12,484	$—	$12,484	$3,349	$—	$3,349

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of July 3, 2016 and January 3, 2016 these bonds had a carrying value of $6.4 million and $6.5 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of July 3, 2016 and January 3, 2016, the Company had $186.2 million and $186.4 million, respectively, in investments accounted for under the equity method (see Note 9). As of July 3, 2016 and January 3, 2016, the Company had $48.5 million and $36.4 million respectively, in investments accounted for under the cost method.

Note 7. RESTRUCTURING

During fiscal 2011, 2012 and 2014, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of July 3, 2016; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	Cumulative To Date
Non-cash impairment charges	$—	$5	$61,320
Severance and benefits	350	3,178	61,949
Lease and related termination costs	(280)	—	6,704
Other costs[1]	143	2,147	13,680
Total restructuring charges	$213	$5,330	$143,653

1Other costs primarily represent associated legal services and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the six months ended July 3, 2016:

	Six Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	July 3, 2016
Severance and benefits	$395	$350	$(157)	$588
Lease and related termination costs	743	(280)	(203)	260
Other costs[1]	685	143	(611)	217
Total restructuring liability	$1,823	$213	$(971)	$1,065

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of July 3, 2016, future minimum lease payments for facilities under operating leases were $44.9 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of July 3, 2016, future minimum lease payments for assets under capital leases were $5.3 million, to be paid over the remaining contractual terms of up to 7 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others, which specify future quantities and pricing of products to be supplied by the vendors for periods up to 8 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 3, 2016 are as follows:

(In thousands)	Fiscal 2016 (remaining six months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total[1,2]
Future purchase obligations	$763,595	354,224	200,165	175,730	161,847	3,000	$1,658,561

[1]	Total future purchase obligations as of July 3, 2016 include $206.3 million to related parties.

[2]	Total future purchase obligations were composed of $244.9 million related to non-cancellable purchase orders and $1.4 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of July 3, 2016 and January 3, 2016, advances to suppliers totaled $318.5 million and $359.1 million, respectively, of which $72.1 million and $85.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 85% and 15% of total advances to suppliers, respectively, as of July 3, 2016, and 82% and 16%, respectively, as of January 3, 2016.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of July 3, 2016 is as follows:

(In thousands)	Fiscal 2016 (remaining six months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Estimated utilization of advances from customers	$13,621	41,442	27,039	28,842	43,263	—	$154,207

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells that are sold to the Company on a "cost-plus" basis. The outstanding advance payments received from AUOSP are included in the table above and as of July 3, 2016 and January 3, 2016, totaled $137.5 million and $148.9 million, respectively, of which $24.8 million and $22.7 million, respectively, was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and six months ended July 3, 2016 and June 28, 2015, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Balance at the beginning of the period	$166,440	$154,098	$164,127	$154,648
Accruals for warranties issued during the period	3,235	4,181	9,114	12,342
Settlements and adjustments during the period	(4,891)	(1,748)	(8,457)	(10,459)
Balance at the end of the period	$164,784	$156,531	$164,784	$156,531

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and other unconsolidated investees, subject to certain conditions (see Note 9). As of July 3, 2016, the Company's financing obligations related to these agreements are as follows:

(In thousands)	Amount
Year
2016 (remaining six months)	$176,742
2017	2,366
$179,108

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $44.1 million and $43.3 million as of July 3, 2016 and January 3, 2016, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by its customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or U.S. Treasury grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. Since the Company cannot determine future revisions to Treasury Department guidelines governing system values, how the IRS will evaluate system values used in claiming ITCs, or U.S. Treasury grants, or how its customers and investors have utilized these benefits in their own filings, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of July 3, 2016 and January 3, 2016, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $13.7 million and $12.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three and six months ended July 3, 2016.

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

First Philec Arbitration

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce issued a first partial award in the matter of an arbitration between First Philippine Electric Corporation ("FPEC") and First Philippine Solar Corporation ("FPSC") against SunPower Philippines Manufacturing, Ltd. ("SPML"), our wholly-owned subsidiary. FPSC was a joint venture of FPEC and SPML for the purpose of slicing silicon wafers from ingots. The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. In its first partial award, the tribunal ordered that (i) SPML must purchase FPEC’s interests in FPSC for an aggregate of $30.3 million, and (ii) after completing the purchase of FPEC’s controlling interest in FPSC, SPML must pay FPSC damages in the amount of $25.2 million. The arbitral tribunal issued its second partial award dated July 14, 2015, which ordered that (i) the price payable by SPML to FPEC for its interests in FPSC be reduced from $30.3 million to $23.2 million, (ii) FPEC’s request for interest is refused, and (iii) the payment and transfer of shares between FPEC and SPML is to take place in accordance with the procedure agreed between the parties. The tribunal issued its final award dated September 30, 2015, which ordered that (i) each side should bear its own costs and attorneys' fees, and (ii) the arbitration costs should be split between the parties evenly.

SPML had filed a challenge to both the first and second partial awards, as well as the final award, with the High Court in Hong Kong. SPML had also filed applications to the Court in the Philippines to: (i) prevent FPSC or FPEC from enforcing the awards pending the outcome of the challenge in Hong Kong; and (ii) gain access to FPSC’s books and records. The application for access was granted, and the application to prevent enforcement of the award had not been ruled on as of July 3, 2016.

On July 22, 2016, SPML entered into an agreement (the “Compromise Agreement”) with FPEC and FPSC to settle all claims, counterclaims, disputes, and proceedings between FPEC and FPSC on the one hand, and SPML on the other hand. The parties have filed the appropriate Consent Orders and motions in order to discontinue, terminate, or dismiss (as the case may be) all the legal proceedings that are pending between them in Hong Kong and in the Philippines. Pursuant to the terms of the Compromise Agreement, on July 22, 2016, SPML paid a total of $50.5 million to FPSC and FPEC in settlement of all claims between the parties. Also pursuant to the Compromise Agreement, SPML will transfer all of its shares in FPSC to FPEC.

As of July 3, 2016, the Company recorded an accrual of $50.5 million related to this matter.

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

Note 9. EQUITY METHOD INVESTMENTS

As of July 3, 2016 and January 3, 2016, the Company's carrying value of its equity method investments totaled $186.2 million and $186.4 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of July 3, 2016, the Company's maximum exposure to loss as a result of its equity investment in AUOSP is limited to the carrying value of the investment. As of July 3, 2016 and January 3, 2016, the Company's investment in AUOSP had a carrying value of $208.2 million and $202.3 million, respectively.

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors have agreed to forego any distributions declared on their common and subordinated units. The forbearance period will end when, on or after March 1, 2016, the board of directors of the general partner of 8point3 Energy Partners, with the concurrence of its conflicts committee, determines that OpCo will be able to earn and pay at least the minimum quarterly distribution on each of its outstanding common and subordinated units for such quarter and the successive quarter. As of July 3, 2016, the forbearance period remained in effect.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 4). As of July 3, 2016 and January 3, 2016 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $76 million and $78 million, respectively, on the Company's Consolidated Balance Sheets.

During the first quarter of fiscal 2016, the Company sold its first two ROFO Projects to 8point3 Energy Partners, comprised of the 60 MW Hooper utility-scale power plant in Colorado and a 20 MW commercial project. The Company accounted for the sale of Hooper as a partial sale of real estate and recognized revenue equal to its total project costs. No profit on the sale of Hooper was recognized as unconditional cash proceeds did not exceed total project costs, and the derecognition resulted in a net $8.7 million reduction in the carrying value of the Company’s investments in the 8point3 Group. The remaining project has not yet reached its commercial operations date and therefore, the Company continues to record the project on its Consolidated Balance Sheet as of July 3, 2016. Please refer to the treatment outlined in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 for further information related to the Company's accounting for transactions with the 8point3 Group. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows.

As of July 3, 2016 and January 3, 2016, the Company's investment in the 8point3 Group had a negative carrying value of $34.2 million and $30.9 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate.

Related-Party Transactions with Investees:

	As of
(In thousands)	July 3, 2016	January 3, 2016
Accounts receivable	$18,071	$32,389
Other long-term assets	$1,497	$1,455
Accounts payable	$31,441	$42,080
Accrued liabilities	$11,239	$9,952
Customer advances	$1,332	$710
Other long-term liabilities	$29,407	$29,389

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Payments made to investees for products/services	$115,879	$108,853	$239,509	$228,030
Revenues and fees received from investees for products/services[1]	$17,404	$21,199	$132,049	$26,802

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

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

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	July 3, 2016				January 3, 2016
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$416,831	$416,831	$425,000	$—	$416,369	$416,369
0.875% debentures due 2021	400,000	—	396,749	396,749	400,000	—	396,424	396,424
0.75% debentures due 2018	300,000	—	298,547	298,547	300,000	—	298,167	298,167
IFC mortgage loan	25,000	14,994	9,452	24,446	32,500	14,994	16,778	31,772
CEDA loan	30,000	—	28,002	28,002	30,000	—	27,778	27,778
Non-recourse financing and other debt[1]	876,801	334,703	536,520	871,223	435,963	4,642	429,981	434,623
	$2,056,801	$349,697	$1,686,101	$2,035,798	$1,623,463	$19,636	$1,585,497	$1,605,133

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of July 3, 2016, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2016 (remaining six months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Aggregate future maturities of outstanding debt	$225,212	143,909	365,468	23,362	34,423	1,264,427	$2,056,801

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	July 3, 2016			January 3, 2016
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$416,831	$425,000	$373,907	$416,369	$425,000	$515,903
0.875% debentures due 2021	396,749	400,000	324,000	396,424	400,000	340,500
0.75% debentures due 2018	298,547	300,000	283,875	298,167	300,000	396,792
	$1,112,127	$1,125,000	$981,782	$1,110,960	$1,125,000	$1,253,195

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

During the three and six months ended June 28, 2015, the Company recognized a non-cash loss of zero and $52.0 million, respectively, recorded in "Other, net" in the Company's Consolidated Statements of Operations to recognize the change in fair value prior to the expiration of the embedded cash conversion option.

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

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of July 3, 2016, no 4.50% Warrants remained outstanding.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of both July 3, 2016 and January 3, 2016, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

As of July 3, 2016, the Company had $18.2 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit. The Company had no outstanding borrowings under the revolving credit facility as of January 3, 2016.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank and Deutsche Bank Trust (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of July 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $46.8 million and zero, respectively.

In June 2016, the Company entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with The Bank of Tokyo-Mitsubishi UFJ, Credit Agricole, and HSBC. Each letter of credit facility agreement provides for the issuance, upon the Company’s request, of letters of credit by the issuing bank thereunder in order to support certain of the Company’s obligations until December 31, 2018. Payment of obligations under each of the letter of credit facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with The Bank of Tokyo-Mitsubishi UFJ, $75.0 million with Credit Agricole and $175.0 million with HSBC. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled zero and $294.5 million, respectively. As of July 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $246.0 million and zero, respectively.

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

As of July 3, 2016 and January 3, 2016, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $4.3 million and $8.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, the Company entered into a revolving credit facility (the “Construction Revolver”) with Mizuho Bank Ltd., as administrative agent, and Goldman Sachs Bank USA, under which the Company may borrow up to $200 million.  The Construction Revolver also includes a $100 million accordion feature.  Amounts borrowed under the facility may be repaid and reborrowed in support of the Company’s commercial and small scale utility projects in the United States until the May 4, 2021 maturity date. The facility includes representations, covenants, and events of default customary for financing transactions of this type.

Borrowings under the Construction Revolver bear interest at the applicable LIBOR rate plus 1.50% for the first two years, with the final year at LIBOR plus 1.75%. All outstanding indebtedness under the facility may be voluntarily prepaid in whole or in part without premium or penalty (with certain limitations to partial repayments), other than customary breakage costs. The facility is secured by the assets of, and equity in, the various project companies to which the borrowings relate, but is otherwise non-recourse to the Company and its other affiliates.

As of July 3, 2016 and January 3, 2016, the aggregate carrying value of the Construction Revolver totaled $12.3 million and zero, respectively.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including the Company's residential leasing program, the Company regularly obtains project-level financing. These financings are secured either by the assets of the specific project being financed or by the Company's equity in the relevant project entity and the lenders do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "partnership flip" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. The Company may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. The Company classifies non-recourse financings in the Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, the Company may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value
(In thousands)	July 3, 2016	January 3, 2016	Balance Sheet Classification
Residential Lease Program
Bridge loans	$33,827	$—	Short-term debt and Long-term debt
Long-term loans	174,062	171,752	Short-term debt and Long-term debt
Financing arrangements with third parties	49,190	36,784	Accrued liabilities and Other long-term liabilities
Tax equity partnership flip facilities	140,657	128,594	Redeemable non-controlling interests in subsidiaries and non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Stanford and Turlock credit facility	$201,563	$—	Short-term debt and Long-term debt
Henrietta credit facility	216,691	216,691	Short-term debt and Long-term debt
Boulder credit facility	117,825	—	Short-term debt and Long-term debt
Rio Bravo credit facility	80,086	—	Short-term debt
Wildwood credit facility	26,088	—	Short-term debt
Hooper credit facility	—	37,269	Short-term debt and Long-term debt
Construction Revolver	12,301	—	Long-term debt
Arizona loan	8,030	8,113	Short-term debt and Long-term debt

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and six months ended July 3, 2016, the Company had net proceeds of $17.1 million and $34.1 million, respectively, in connection with these loans. As of July 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $33.8 million.

In fiscal 2014 and 2015 the Company entered into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three and six months ended July 3, 2016, the Company had net proceeds (repayments) of $(1.1) million and $2.1 million, respectively, in connection with these loans. During the three and six months ended June 28, 2015, the Company had net proceeds of $54.4 million and $54.0 million, respectively, in connection with these loans. As of July 3, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $174.1 million and $171.8 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. During the three and six months ended July 3, 2016, the Company had net proceeds of $7.8 million and $14.9 million, respectively, in connection with these facilities. During the three and six months ended June 28, 2015, the Company had net repayments of $29.4 million and $40.0 million, respectively. As of July 3, 2016, and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $49.2 million and $36.8 million, respectively (see Note 4).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended July 3, 2016, the Company had net contributions of $31.5 million and $50.3 million, respectively, under these facilities and attributed losses of $20.2 million and $36.8 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. During the three and six months ended June 28, 2015, the Company had net contributions of $43.7 million and $87.4 million, respectively, under these facilities and attributed losses of $30.1 million and $49.7 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. As of July 3, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $140.7 million and $128.6 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small scale utility projects in the United States. As of July 3, 2016, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $12.3 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During both the three and six months ended July 3, 2016, the Company had net proceeds of $110.9 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $117.8 million.

In fiscal 2016, the Company entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During both the three and six months ended July 3, 2016, the Company had net proceeds of $77.3 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $80.1 million.

In fiscal 2016, the Company entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During both the three and six months ended July 3, 2016, the Company had net proceeds of $25.0 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $26.1 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three and six months ended July 3, 2016, the Company had net proceeds of $112.8 million and $192.2 million, respectively, in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was 201.6 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta power plant in California. As of both July 3, 2016 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In fiscal 2016, the Company repaid the full amount outstanding. During both the three and six months ended July 3, 2016, the Company had net repayments of $37.4 million, in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both July 3, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $8.0 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leasebacks accounted for under the financing method.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of July 3, 2016 and January 3, 2016, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 3, 2016	January 3, 2016
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$1,022	$—
Foreign currency option contracts	Other long-term assets	474	—
		$1,496	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$1,163	$—
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	2,987	8,734
		$4,150	$8,734

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$1,459	$—
Foreign currency forward exchange contracts	Accrued liabilities	—	141
Foreign currency option contracts	Other long-term liabilities	569	—
Interest rate contracts	Other long-term liabilities	886	583
		$2,914	$724

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$1,214	$—
Foreign currency forward exchange contracts	Accrued liabilities	7,849	2,175
Interest rate contracts	Other long-term liabilities	507	450
		$9,570	$2,625

	July 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$5,646	$—	$5,646	$5,646	$—	$—
Derivative liabilities	$12,484	$—	$12,484	$5,646	$—	$6,838

	January 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$8,734	$—	$8,734	$2,316	$—	$6,418
Derivative liabilities	$3,349	$—	$3,349	$2,316	$—	$1,033

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(803)	$(5,631)	$5,942	$(1,443)
Unrealized gain (loss) recognized in OCI (effective portion)	(326)	7,343	(11)	4,635
Less: Gain reclassified from OCI to revenue (effective portion)	190	(2,347)	(6,870)	(3,827)
Net change in derivatives	$(136)	$4,996	$(6,881)	$808
Loss in OCI at the end of the period	$(939)	$(635)	$(939)	$(635)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and six months ended July 3, 2016, and June 28, 2015:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1,211)	$(1,968)	$(1,671)	$(5,223)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(5,394)	$(8,417)	$(11,709)	$(902)

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

As of July 3, 2016, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $91.0 million. As of January 3, 2016, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $23.6 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 15 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of July 3, 2016, to hedge balance sheet exposure, the Company held options contracts and forward contracts with an aggregate notional value of $2.7 million and $5.1 million, respectively. The maturity dates of these contracts range from July 2016 to October 2016. As of January 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $12.1 million. The maturity dates of these contracts ranged from December 2015 to April 2016.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both July 3, 2016 and January 3, 2016, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $8.0 million and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $32.4 million. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

In the three and six months ended July 3, 2016, the Company's income tax provision of $6.6 million and $9.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $93.9 million and $191.4 million, respectively, was primarily due to projected tax expense in profitable jurisdictions, the recognition of U.S. prepaid income tax due to intercompany transactions, and provision-to-return adjustments in U.S. and foreign jurisdictions. In the three and six months ended June 28, 2015, the Company's income tax benefit of $0.7 million and income tax provision of $1.7 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $26.0 million and $54.9 million, respectively, was primarily due to projected tax expense, partially offset by discrete benefits pertaining to tax settlements in certain foreign jurisdictions. For the reporting period ended July 3, 2016, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefitted.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(69,992)	$6,509	$(155,401)	$(3,072)
Denominator
Basic weighted-average common shares	138,084	134,376	137,644	133,205

Basic net income (loss) per share	$(0.51)	$0.05	$(1.13)	$(0.02)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(69,992)	$6,509	$(155,401)	$(3,072)
Add: Interest expense incurred on the 4.00% debentures due 2023, net of tax	—	n/a	—	n/a
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	512	—	—
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—	—	—
Net income (loss) available to common stockholders	$(69,992)	$7,021	$(155,401)	$(3,072)
Denominator
Basic weighted-average common shares	138,084	134,376	137,644	133,205
Effect of dilutive securities:
Stock options	—	36	—	—
Restricted stock units	—	1,483	—	—
Upfront Warrants (held by Total)	—	7,201	—	—
Warrants (under the CSO2015)	n/a	1,873	n/a	—
4.00% debentures due 2023	—	n/a	—	—
0.75% debentures due 2018	—	12,026	—	—
0.875% debentures due 2021	—	—	—	—
Dilutive weighted-average common shares	138,084	156,995	137,644	133,205

Diluted net income (loss) per share	$(0.51)	$0.04	$(1.13)	$(0.02)

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

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016[1]	June 28, 2015	July 3, 2016[1]	June 28, 2015[1]
Stock options	147	149	147	185
Restricted stock units	5,502	293	5,502	1,776
Upfront Warrants (held by Total)	5,338	—	5,853	7,055
Warrants (under the CSO2015)	n/a	—	n/a	1,827
4.00% debentures due 2023	13,922	n/a	13,922	n/a
0.75% debentures due 2018	12,026	—	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203

[1]
As a result of the net loss per share for the three and six months ended July 3, 2016 and the six months ended June 28, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of Residential revenue	$1,652	$1,212	$2,479	$2,134
Cost of Commercial revenue	745	531	1,397	919
Cost of Power Plant revenue	3,066	1,517	5,712	2,773
Research and development	2,966	2,380	5,998	4,653
Sales, general and administrative	8,046	8,400	17,409	17,107
Total stock-based compensation expense	$16,475	$14,040	$32,995	$27,586

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restricted stock units	$15,734	$14,885	$33,167	$29,389
Change in stock-based compensation capitalized in inventory	741	(845)	(172)	(1,803)
Total stock-based compensation expense	$16,475	$14,040	$32,995	$27,586

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

	Three Months Ended		Six Months Ended
(In thousands):	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue
Distributed Generation
Residential
Solar power systems, components, and others	$113,274	$101,737	$208,906	$217,403
Residential leasing	64,441	50,468	120,616	90,126
Commercial	97,846	62,984	150,087	112,047
Power Plant	144,891	165,831	325,718	402,315
Total revenue	$420,452	$381,020	$805,327	$821,891
Cost of revenue
Distributed Generation
Residential
Solar power systems, components, and others	$90,995	$80,988	$166,058	$173,355
Residential leasing	47,964	35,991	91,061	66,396
Commercial	89,523	58,842	134,749	105,722
Power Plant	150,676	134,318	320,628	314,719
Total cost of revenue	$379,158	$310,139	$712,496	$660,192
Gross margin
Distributed Generation
Residential
Solar power systems, components, and others	$22,279	$20,749	$42,848	$44,048
Residential leasing	16,477	14,477	29,555	23,730
Commercial	8,323	4,142	15,338	6,325
Power Plant	(5,785)	31,513	5,090	87,596
Total gross margin	$41,294	$70,881	$92,831	$161,699

	Three Months Ended July 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$186,611	$110,492	$104,693	$42,249	22.6%	$11,973	10.8%	$(1,630)	(1.6)%
8point3 Energy Partners	1,287	—	113	419		(179)		(30)
Utility and power plant projects	—	—	40,085	—		—		(4,128)
Sale of operating lease assets	(10,183)	—	—	(2,966)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(2,988)		—
Stock-based compensation	—	—	—	(1,652)		(745)		(3,067)
Other	—	—	—	706		262		3,070
GAAP	$177,715	$97,846	$144,891	$38,756	21.8%	$8,323	8.5%	$(5,785)	(4.0)%

	Three Months Ended June 28, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$152,205	$62,984	$161,518	$35,410	23.3%	$4,016	6.4%	$26,717	16.5%
Utility and power plant projects	—	—	4,313	—		—		4,328
Stock-based compensation	—	—	—	(1,212)		(531)		(1,516)
Other	—	—	—	1,028		657		1,984
GAAP	$152,205	$62,984	$165,831	$35,226	23.1%	$4,142	6.6%	$31,513	19.0%

	Six Months Ended July 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$347,509	$162,733	$325,196	$79,832	23.0%	$20,305	12.5%	$11,477	3.5%
8point3 Energy Partners	2,599	—	13,975	904		(179)		4,127
Utility and power plant projects	—	—	(13,453)	—		—		(7,685)
Sale of operating lease assets	(20,586)	—	—	(6,078)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(2,988)		—
Stock-based compensation	—	—	—	(2,479)		(1,397)		(5,713)
Other	—	—	—	224		(403)		2,884
GAAP	$329,522	$150,087	$325,718	$72,403	22.0%	$15,338	10.2%	$5,090	1.6%

	Six Months Ended June 28, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$307,529	$112,047	$387,732	$70,688	23.0%	$7,041	6.3%	$76,575	19.7%
Utility and power plant projects	—	—	14,583	—		—		15,579
Stock-based compensation	—	—	—	(2,134)		(919)		(2,772)
Other	—	—	—	(776)		203		(1,786)
GAAP	$307,529	$112,047	$402,315	$67,778	22.0%	$6,325	5.6%	$87,596	21.8%

	Three Months Ended		Six Months Ended
(In thousands):	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
EBITDA as reviewed by CODM
Distributed Generation
Residential	$37,092	$75,082	$66,670	$107,706
Commercial	244	(2,088)	(2,196)	(8,988)
Power Plant	(15,922)	20,796	(24,800)	51,973
Corporate and unallocated	8,490	(30,235)	(3,464)	(28,305)
Total EBITDA as reviewed by CODM	$29,904	$63,555	$36,210	$122,386
Reconciliation to Consolidated Statements of Income (Loss)
8point3 Energy Partners	(18,039)	4,688	(28,758)	4,688
Utility and power plant projects	(4,128)	4,328	(7,685)	15,579
Sale of operating lease assets	(2,979)	—	(6,099)	—
Sale-leaseback transactions	(2,988)	—	(2,988)	—
Stock-based compensation	(16,475)	(14,040)	(32,995)	(27,586)
Other	2,235	(13,838)	(6,373)	(37,908)
Cash interest expense, net of interest income	(13,144)	(8,023)	(25,328)	(19,115)
Benefit from (provision for) income taxes	(6,648)	659	(9,829)	(1,692)
Depreciation	(37,730)	(30,820)	(71,556)	(59,424)
Net loss attributable to stockholders	$(69,992)	$6,509	$(155,401)	$(3,072)

		Three Months Ended		Six Months Ended
(As a percentage of total revenue):		July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	*	14%	*
MidAmerican Energy Holdings Company	Power Plant	*	15%	*	25%
Customer C	Power Plant	19%	*	10%	*

	Three Months Ended		Six Months Ended
(As a percentage of total revenue):	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue by geography:
United States	79%	62%	78%	66%
Japan	6%	15%	5%	15%
Rest of World	15%	23%	17%	19%
	100%	100%	100%	100%

Note 16. SUBSEQUENT EVENTS

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted and began implementing initiatives to realign the Company’s downstream investments, optimize the Company’s supply chain and reduce operating expenses, in response to expected near-term challenges primarily relating to the Company’s power plant segment. In connection with the realignment, which is expected to be completed by the end of fiscal 2017, the Company expects approximately 1,200 employees to be affected, primarily in the Philippines, representing approximately 15% of the Company’s global workforce. The Company expects to incur restructuring charges totaling approximately $30 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. A substantial portion of such charges are expected to be incurred in the third quarter of fiscal 2016, and the Company expects more than 50% of total charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

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

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, such as those involving the sale of real estate, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The first quarter of fiscal 2016 ended on July 3, 2016, while the first quarter of fiscal 2015 ended on June 28, 2015. The first quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

Outlook

Demand

We remain focused on each of our three business segments. We believe that our key growth areas will be in our U.S. market in our Residential business and in emerging markets in our Commercial and Power Plant businesses. We plan to focus our development resources on a limited number of core markets, primarily in the Americas, where we believe we have a sustainable competitive advantage. Outside of these core markets, we will focus our power plant business on the sale of our new Oasis complete solution, incorporating Performance Series panel technology, to developers and EPC companies in global markets. We are working to expand our global components sales capabilities and international commercial opportunities. We also expect to grow our Power Plants business with investments in project development pipelines and in conjunction with our HoldCo strategy of retaining development projects on our balance sheet for longer periods of time in order to optimize the economic value that we receive at the time of sale in light of market conditions. Market conditions, however, can deteriorate after we have committed to projects; for example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may drive lower overall project sale prices.

In June 2015, 8point3 Energy Partners, our joint YieldCo vehicle formed to own, operate, and acquire solar energy generation assets, completed its initial public offering. 8point3 Energy Partners remains a source of demand for our business and we plan to continue to sell to it our solar energy generating assets, including utility-scale solar power plants, commercial solar projects, and portfolios of residential solar power systems. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, please see "Note 9. Equity Method Investments – Equity Investment in 8point3 Energy Partners" and "– Related-Party Transactions with Investees."

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and approval of California Net Metering "NEM 2.0." We believe these factors will strengthen long-term demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions and complement our strong, existing core business. However, in the near term, the extension of the ITC could have adverse impacts on our business, as it may reduce the pressure for commercial or residential customers to make purchases before the end of 2016, which was the time when the ITC had previously been set to expire, and instead may push demand from these customers into fiscal 2017 and 2018. For more information about the ITC and other policy mechanisms, please refer to the section titled "Part I. Item 1. Business—Regulations—Public Policy Considerations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors," including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 and under the caption “Part I. Item 1A. Risk Factors,” including “Our operating results are subject to significant fluctuations and are inherently unpredictable.” in this Quarterly Report on Form 10-Q.

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our HelixTM product for our Commercial Segment during fiscal 2015, and in the first quarter of fiscal 2016 we launched our SunPower EquinoxTM product for our Residential Segment. The SunPower Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. We continue to work on developing our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, in the fourth quarter of fiscal 2015 we announced the launch of our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE measurement, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril Networks, Inc., and our strategic partnership with EnerNOC to deploy their Software as a Service energy intelligence software solution to our commercial and power plant customers, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverter technology and currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also continue to work on making combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States through our agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing our solar cells with over 25% efficiency in the lab, have reached production panel efficiencies over 24%, and have started up our first high-volume Performance Series production lines in Mexico.

We are expanding our solar cell manufacturing capacity through the construction of a facility in the Philippines with a planned annual capacity of 350 MW once fully operational, which is expected to occur in fiscal 2016; initial production launched during the fourth quarter of fiscal 2015. We plan to close our Philippine panel assembly facility and transfer the equipment to our latest generation, lower cost facilities in Mexico. As part of this realignment, we expect to expand panel assembly capacity for our highest efficiency X-Series panels while ramping production of our new Performance Series technology.

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

M&A

During fiscal 2015 and the first half of 2016, we made strategic acquisitions and investments that will allow us to service a broader market with enhanced expertise. We look for similar investment opportunities to expand our business and portfolio of technology by making investments that will enable us to achieve our strategic vision.

Financing

We are able to utilize various means to finance our utility-scale power plant development and construction projects, including our ability to sell projects to 8point3 Energy Partners. Through our investments in and involvement with the 8point3 Group, as well as through the use of our various other financing structures, we seek to access a lower cost of capital, in order to enable the continued development of our project pipeline described below in our key U.S. market and in select, sustainable foreign markets. As part of this strategy, we plan to retain these development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale.

Projects Under Contract

The table below presents significant construction and development projects under contract as of July 3, 2016:

Project	Location	Size (MW)	Third-Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Substantial Completion of Project[2]
Prieska Solar Project[1]	South Africa	86	Mulilo Prieska PV (RF) Proprietary Limited	Eskom Holdings Soc LTD	2016
Henrietta Solar Project	California, USA	128	Southern Renewable Partnerships, LLC	PG&E	2016
Boulder Solar Project	Nevada, USA	125	Southern Renewable Partnerships, LLC	NV Energy	2016
Rio Bravo Solar Projects	California, USA	50	Duke Energy Renewables Solar, LLC	Southern California Edison	2016

[1]	We have entered into an EPC agreement and a long-term fixed price O&M agreement with the owners of the Prieska Solar Project, which includes a subsidiary of Total S.A.

[2]	Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of July 3, 2016, an aggregate of approximately $511.5 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of July 3, 2016:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
El Pelicano Solar Project	Chile	111	Empresa de Transporte de Pasajeros Metro S.A.	2017
Stanford Solar Generating Station[2]	California, USA	68	Stanford University	2016
Turlock Solar Generating Station[2]	California, USA	68	Turlock Irrigation District	2016
Boulder Solar Project II	Nevada, USA	50	Sierra Pacific Power Company	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.
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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Distributed Generation
Residential	$177,715	$152,205	17%	$329,522	$307,529	7%
Commercial	97,846	62,984	55%	150,087	112,047	34%
Power Plant	144,891	165,831	(13)%	325,718	402,315	(19)%
Total revenue	$420,452	$381,020	10%	$805,327	$821,891	(2)%

Total Revenue:  Our total revenue increased by ten percent during the three months ended July 3, 2016 as compared to the three months ended June 28, 2015 due to increased sales of solar power systems in our Residential and Commercial Segments, partially offset by a decline in revenue in our Power Plant Segment, primarily driven by a decrease in the sale of power plant components. Our total revenue decreased two percent during the six months ended July 3, 2016 as compared to the six months ended June 28, 2015, due to a decline in Power Plant revenue primarily driven by a decrease in component sales during the first half of fiscal 2016 which was partially offset by higher revenue in our Residential and Commercial Segments driven by increased sales of solar power systems in both segments.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 34% and 40% during the three and six months ended July 3, 2016 as compared to 44% and 49% during the three and six months ended June 28, 2015, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized decreased primarily due to declines in Power Plants component revenue and an increase in revenue from sales of solar power systems in our Residential and Commercial Segments.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and six months ended July 3, 2016 and June 28, 2015.

		Three Months Ended		Six Months Ended
Revenue		July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	*	14%	*
MidAmerican Energy Holdings Company	Power Plant	*	15%	*	25%
Customer C	Power Plant	19%	*	10%	*

*	denotes less than 10% during the period

Residential Revenue: Residential revenue increased 17% and seven percent during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily due to an increase in sales of residential solar power systems in North America driven by stronger sales through our dealer network, an increase in the number of leases placed in service under our residential leasing program within the United States, and an increase in the proportion of capital leases relative to total leases placed in service. This increase in revenue in North America was partially offset by a decline in the sales of solar power components and systems to our residential customers in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general.

Commercial Revenue:  Commercial revenue increased 55% and 34% during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily because of stronger sales of commercial components and systems in North America due to a favorable policy environment, partially offset by a decrease in commercial component and system sales in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Revenue: Power Plant revenue decreased 13% and 19% during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily due to a decline in component sales to Power Plant customers in Japan, France, and China, partially offset by an increase in revenue recognized on certain large-scale utility projects in the North America.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Distributed Generation
Residential	$138,959	$116,979	19%	$257,119	$239,751	7%
Commercial	89,523	58,842	52%	134,749	105,722	27%
Power Plant	150,676	134,318	12%	320,628	314,719	2%
Total cost of revenue	$379,158	$310,139	22%	$712,496	$660,192	8%
Total cost of revenue as a percentage of revenue	90%	81%		88%	80%
Total gross margin percentage	10%	19%		12%	20%

Total Cost of Revenue: Our total cost of revenue increased 22% and eight percent during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily as a result of the increase in the recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States during the first half of fiscal 2016, as well as impairment charges totaling $16.5 million taken on certain solar power development projects during the second quarter of fiscal 2016.

Gross Margin

	Three Months Ended			Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Distributed Generation
Residential	22%	23%	(1)%	22%	22%	—%
Commercial	9%	7%	2%	10%	6%	4%
Power Plant	(4)%	19%	(23)%	2%	22%	(20)%

Residential Gross Margin: Gross margin for our Residential Segment decreased one percentage point and remained flat during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, as a result of declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general, partially offset by an increased volume of sales with favorable margins for residential leases and higher average selling prices for residential components and systems in North America.

Commercial Gross Margin: Gross margin for our Commercial Segment increased two and four percentage points during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily due to an increase in the volume of projects and sales of components and systems with favorable margins as a result of a more favorable policy environment in North America, partially offset by declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 23 and 20 percentage points during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily due to the substantial completion of certain large-scale solar power projects with favorable margins during the second half of fiscal 2015 and because, during the first half of fiscal 2016, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Note 9. Equity Method Investments—Equity Investment in 8point3 Energy Partners" in this Quarterly Report on Form 10-Q. Additionally, during the second quarter of fiscal 2016 we experienced pressure on project pricing due to increased global competition and also recorded impairment charges totaling $15.6 million on certain solar power development projects as a result of a variety of factors, including an increase in the internal rate of return expected by our customers in light of market conditions.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
R&D	$31,411	$20,560	53%	$64,117	$41,728	54%
As a percentage of revenue	7%	5%		8%	5%

R&D expense increased $10.9 million and $22.4 million, in the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as materials, consulting and outside services as we continue to develop our next generation solar technology and expand our product offering. The remaining increase was a result of other net expenses to support R&D programs as well as amortization of intangible assets attributable to R&D activity. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
SG&A	$84,683	$81,520	4%	$182,474	$158,734	15%
As a percentage of revenue	20%	21%		23%	19%

SG&A expense increased $3.2 million and $23.7 million in the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, due to an increase in selling and marketing expenses as we grow our sales teams and increase our marketing activity for residential and commercial products in North America and through digital media, as well as increases in other costs related to ongoing legal proceedings and non-cash charges primarily related to depreciation and the amortization and disposition of intangible assets.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Restructuring charges	$117	$1,749	(93)%	$213	$5,330	(96)%
As a percentage of revenue	—%	—%		—%	1%

Restructuring charges decreased $1.6 million and $5.1 million during the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, due to the substantial completion in fiscal 2015 of the activities associated with legacy restructuring plans approved in fiscal 2014, 2012 and 2011.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Interest income	$806	$494	63%	$1,503	$1,050	43%
Interest expense	(13,950)	(8,517)	64%	(26,831)	(24,198)	11%
Other, net	(5,822)	14,982	(139)%	(12,054)	12,362	(198)%
Other income (expense), net	$(18,966)	$6,959	(373)%	$(37,382)	$(10,786)	247%
As a percentage of revenue	(5)%	2%		(5)%	(1)%

Other income (expense), net decreased $25.9 million and $26.6 million, in the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015, respectively, primarily driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, an increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023 late in the fourth quarter of fiscal 2015, as well as unfavorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Benefit from (provision for) income taxes	$(6,648)	$659	(1,109)%	$(9,829)	$(1,692)	481%
As a percentage of revenue	(2)%	—%		(1)%	—%

In the three and six months ended July 3, 2016, our income tax provision of $6.6 million and $9.8 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $93.9 million and $191.4 million, respectively, was primarily due to the projected tax expense in profitable jurisdictions, the recognition of U.S. prepaid income tax due to intercompany transactions, and provision-to-return adjustments in U.S. and foreign jurisdictions. In the three and six months ended June 28, 2015, our income tax benefit of $0.7 million and income tax provision of $1.7 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $26.0 million and $54.9 million, respectively, was primarily due to projected tax expense, partially offset by discrete benefits pertaining to tax settlements in certain foreign jurisdictions in the three months ended June 28, 2015. The increase in income tax provision for the three and six months ended July 3, 2016 as compared to the three and six months ended June 28, 2015 is primarily due to an the recognition of tax expense from intercompany transactions and provision-to return adjustments in US and foreign jurisdictions in the first half of 2016 and discrete tax benefits realized in the second quarter of fiscal 2015 related to the settlement of foreign audits.

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

We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of July 3, 2016, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Equity in earnings of unconsolidated investees	$8,350	$1,864	348%	$7,586	$4,055	87%
As a percentage of revenue	2.0%	0.5%		1%	0.5%

Our equity in earnings of unconsolidated investees increased $6.5 million and $3.5 million, in the three and six months ended July 3, 2016, compared to the three and six months ended June 28, 2015, respectively, primarily due to our share of the earnings generated by the activities of the 8point3 Group during the first half of fiscal 2016.

Net Loss

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Net loss	$(92,181)	$(23,466)	293%	$(193,598)	$(52,516)	269%

Net loss increased by $68.7 million in the three months ended July 3, 2016 as compared to the three months ended June 28, 2015. The increase in net loss was primarily driven by: (i) a $29.6 million decrease in gross margin, primarily due to the substantial completion of certain large-scale solar power projects with favorable margins during the second half of fiscal 2015 and because we recognized revenue, but deferred all profit, on projects involving real estate pursuant to real estate accounting guidelines and, additionally, because we recorded impairment charges totaling $16.5 million on certain solar power development projects in the second quarter of fiscal 2016; (ii) a $25.9 million decrease in other income (expense), net primarily driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, an increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023, as well as unfavorable changes in the fair value of foreign currency derivatives; (iii) a $14.0 million increase in operating expenses due to increased marketing spend and increased headcount in R&D and sales departments in addition to certain non-cash charges; and (iv) a $7.3 million increase in provision for income taxes primarily due to the recognition of tax expense from intercompany transactions and provision-to return adjustments in US and foreign jurisdictions in the second quarter of 2016 and discrete tax benefits realized in the second quarter of fiscal 2015 related to the settlement of foreign audits that reduced the overall tax provision in the period. The increase in net loss was partially offset by: (i) a $6.5 million increase in equity in earnings of unconsolidated investees due to our share of the earnings generated by the activities of the 8point3 Group; and (ii) a $1.6 million decrease in restructuring charges due to the substantial completion in fiscal 2015 of the activities associated with legacy restructuring plans.

Net loss increased by $141.1 million in the six months ended July 3, 2016, as compared to the six months ended June 28, 2015. The increase in net loss was primarily driven by: (i) a $68.9 million decrease in gross margin, primarily due to the substantial completion of certain large-scale solar power projects with favorable margins during the second half of fiscal 2015 and because we recognized revenue, but deferred all profit, on projects involving real estate pursuant to real estate accounting guidelines and, additionally, because we recorded impairment charges totaling $16.5 million on certain solar power development projects in the second quarter of fiscal 2016; (ii) a $46.1 million increase in operating expenses due to increased marketing spend and increased headcount in R&D and sales departments in addition to certain non-cash charges; (iii) a $26.6 million increase in other expense, net primarily driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, an increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023, as well as unfavorable changes in the fair value of foreign currency derivatives; and (iv) an $8.1 million increase in provision for income taxes primarily due to the recognition of tax expense from intercompany transactions and provision-to return adjustments in US and foreign jurisdictions in the first half of 2016 and discrete tax benefits realized in the second quarter of fiscal 2015 related to the settlement of foreign audits that reduced the overall tax provision in the period. The increase in net loss was partially offset by: (i) a $5.1 million decrease in restructuring charges due to the substantial completion in fiscal 2015 of the activities associated with legacy restructuring plans; and (ii) a $3.5 million increase in equity in earnings of unconsolidated investees due to our share of the earnings generated by the activities of the 8point3 Group in the first half of fiscal 2016.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$22,189	$29,975	(26)%	$38,197	$49,444	(23)%

We have entered into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We determined that we hold controlling interests in these less-than-wholly-owned entities and therefore we have fully consolidated these entities. We apply the hypothetical liquidation at book value method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

In the three months ended July 3, 2016 and June 28, 2015, we attributed $22.2 million and $30.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $7.8 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

In the six months ended July 3, 2016 and June 28, 2015, we attributed $38.2 million and $49.4 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $11.2 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below and in our 2015 Annual Report on Form 10-K, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Note 1. The Company and Summary of Significant Accounting Policies" under "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements" in our 2015 Annual Report on Form 10-K and Note 1. on this Form 10-Q).

Valuation of Long-Lived Assets

Our long-lived assets include property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Valuation of Project Assets - Plant and Land

Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that we incur prior to the sale of the solar power system to a third-party. These costs include costs for land and costs for developing and constructing a solar power system. Development costs can include legal, consulting, permitting, and other similar costs. Once we enter into a definitive sales agreement, we reclassify these project asset costs to deferred project costs within "Prepaid expenses and other current assets" in our Consolidated Balance Sheet until we have met the criteria to recognize the sale of the project asset or solar power project as revenue. We release these project costs to cost of revenue as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method).

We evaluate the realizability of project assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider the project to be recoverable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed or if costs incurred to date may be recovered via other means, such as a sale prior to the completion of the development cycle. We examine a number of factors to determine if the project will be profitable, including whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. In addition, we must anticipate market conditions, such as the future cost of energy and changes in the factors that our future customers use to value our project assets in sale arrangements, including the internal rate of return that customers expect. Changes in such conditions could cause the cost of the project to increase or the selling price of the project to decrease. Due to the development, construction, and sale timeframe of our larger solar projects, we classify project assets which are not expected to be sold within the next 12 months as "Project assets - plants and land, net of current portion" on the Consolidated Balance Sheets. Once specific milestones have been achieved, we determine if the sale of the project assets will occur within the next 12 months from a given balance sheet date and, if so, we then reclassify the project assets as current.

Valuation of Inventories

Inventories are valued at the lower of cost or market value. We evaluate the realizability of our inventories, including future purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of bookings, sales backlog, sales pipeline, market forecast and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory and growth plans. Our factory production plans, which drive materials requirement planning, are established based on our assumptions of expected demand. We respond to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

We evaluate the terms of our long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 3, 2016	June 28, 2015
Net cash used in operating activities	$(669,992)	$(325,441)
Net cash provided by (used in) investing activities	$(164,656)	$184,532
Net cash provided by (used in) financing activities	$469,904	$(187,630)

Operating Activities

Net cash used in operating activities in the six months ended July 3, 2016 was $670.0 million and was primarily the result of: (i) a net loss of $193.6 million; (ii) a $433.4 million increase in project assets primarily related to the construction of our Commercial and Power Plant solar energy projects in North America; (iii) a $115.0 million increase in inventories driven by construction of our solar energy projects; (iv) a $95.1 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $23.3 million increase in accounts receivable, primarily driven by billings; (vi) a $23.0 million decrease in billings in excess of costs and estimated earnings driven by the recognition revenue and corresponding costs of certain utility-scale projects; (vii) a $7.6 million increase in equity in earnings of unconsolidated investees; and (viii) a $5.9 million decrease in customer advances. This was partially offset by: (i) other net non-cash charges of $118.4 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) a $48.7 million decrease in prepaid expenses and other assets, primarily related to recognition of revenue and corresponding costs of certain utility-scale projects; (iii) a $40.6 million decrease in advance payments made to suppliers; (iv) a $12.1 million increase in accounts payable and other accrued liabilities, primarily attributable to contributions from noncontrolling interests attributable to pre-COD projects; (v) a $6.3 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; and (vi) a $0.8 million net change in deferred income taxes.

Net cash used in operating activities in the six months ended June 28, 2015 was $325.4 million and was primarily the result of: (i) a net loss of $52.5 million; (ii) a $311.8 million increase in project assets primarily related to our Quinto Solar Energy Project; (iii) a $130.7 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iv) a $69.3 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $66.1 million decrease in accounts payable and other accrued liabilities; (vi) a $27.9 million gain on the sale of a residential lease portfolio to 8point3 Energy Partners; (vii) a $12.5 million decrease in customer advances; (viii) a $6.7 million in excess tax benefit from stock-based compensation; (ix) a $4.1 million increase in equity in earnings of unconsolidated investees; and (x) a $5.8 million net change in deferred income taxes and other liabilities. This was partially offset by: (i) a $138.6 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (ii) a $65.2 million decrease in accounts receivable; (iii) other net non-cash charges of $94.2 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) a $29.4 million decrease in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects; (v) a $25.1 million decrease in advance payments made to suppliers; and (vi) a $9.3 million increase in billings in excess of costs and estimated earnings driven by an increase related to the Solar Star Projects.

Investing Activities

Net cash used in investing activities in the six months ended July 3, 2016 was $164.7 million, which included (i) $141.8 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $10.3 million paid for investments in consolidated and unconsolidated investees; (iii) $9.8 million in payments to 8point3 Energy Partners; and (iv) a $2.7 million increase in restricted cash.

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

Financing Activities

Net cash provided by financing activities in the six months ended July 3, 2016 was $469.9 million, which included: (i) $396.1 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $51.1 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $50.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease projects. This was partially offset by: (i) $19.7 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (ii) $7.9 million in repayments of bank loans and other debt.

Net cash used in financing activities in the six months ended June 28, 2015 was $187.6 million, which included: (i) a $249.6 million net payment to settle the 4.50% debentures due 2015 and the 4.50% Bond Hedge; (ii) $240.2 million in repayments of bank loans, project loans and other debt, primarily in the Quinto Credit Facility; (iii) $40.3 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iv) $40.0 million of repayments of residential lease financing. This was partially offset by: (i) $190.5 million in net proceeds from the issuance of project loans; (ii) $87.4 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease program; (iii) $54.8 million in proceeds from the issuance of non-recourse debt financing, net of issuance costs; (iv) $29.3 million in proceeds from 8point3 Energy Partners; (v) $15.0 million in net proceeds from sale-leaseback financing; and (vi) $5.5 million in other net financing activities.

Debt and Credit Sources

Convertible Debentures

As of July 3, 2016, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of July 3, 2016, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of July 3, 2016, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

As of July 3, 2016, we had $25.0 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of July 3, 2016, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of July 3, 2016, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of July 3, 2016, we had $18.2 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank and Deutsche Bank Trust (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of July 3, 2016, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $46.8 million.

In June 2016, we entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with The Bank of Tokyo-Mitsubishi UFJ, Crédit Agricole, and HSBC. Each letter of credit facility agreement provides for the issuance, upon our request, of letters of credit by the issuing bank thereunder in order to support certain of our obligations until December 31, 2018. Payment of obligations under each of the letter of credit facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with The Bank of Tokyo-Mitsubishi UFJ, $75.0 million with Credit Agricole and $175.0 million with HSBC, for a total capacity of $325.0 million. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 3, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled zero. As of July 3, 2016, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $246.0 million.

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

As of July 3, 2016 letters of credit issued under the Deutsche Bank Trust facility totaled $4.3 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, we entered into a revolving credit facility (the "Construction Revolver") with Mizuho Bank Ltd., as administrative agent, and Goldman Sachs Bank USA, under which we may borrow up to $200 million. The Construction Revolver also includes a $100 million accordion feature.  Amounts borrowed under the Construction Revolver may be repaid and reborrowed in support of our commercial and small scale utility projects in the United States until the May 4, 2021 maturity date. The Construction Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

Borrowings under the Construction Revolver bear interest at the applicable LIBOR rate plus 1.50% for the first two years (with the final year at LIBOR plus 1.75%). All outstanding indebtedness under the facility may be voluntarily prepaid in whole or in part without premium or penalty (with certain limitations to partial repayments), other than customary breakage costs. The Construction Revolver is secured by the assets of, and equity in, the various project companies to which the borrowings relate, but is otherwise non-recourse to us and our other affiliates.

As of July 3, 2016, outstanding borrowings under the Construction Revolver totaled $12.3 million.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "flip partnership" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

For our residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and six months ended July 3, 2016, we had net proceeds of $17.1 million and $34.1 million, respectively, in connection with these loans. As of July 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $33.8 million.

In fiscal 2014 and 2015, we entered into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three and six months ended July 3, 2016, we had net proceeds (repayments) of $(1.1) million and $2.1 million, respectively, in connection with these loans. During the three and six months ended June 28, 2015, we had net proceeds of $54.4 million and $54.0 million, respectively, in connection with these loans. As of July 3, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $174.1 million and $171.8 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three and six months ended July 3, 2016, we had net proceeds of $7.8 million and $14.9 million, respectively, in connection with these facilities. During the three and six months ended June 28, 2015, we had net repayments of $29.4 million and $40.0 million, respectively, in connection with these facilities. As of July 3, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on our Consolidated Balance Sheets, was $49.2 million and $36.8 million, respectively (see Note 4).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended July 3, 2016, we had net contributions of $31.5 million and $50.3 million, respectively, under these facilities and attributed losses of $20.2 million and $36.8 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and six months ended June 28, 2015, we had net contributions of

$43.7 million and $87.4 million, respectively, under these facilities and attributed losses of $30.1 million and $49.7 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of July 3, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $140.7 million and $128.6 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. As of July 3, 2016, the aggregate carrying value of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was $12.3 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During both the three and six months ended July 3, 2016, we had net proceeds of $110.9 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $117.8 million.

In fiscal 2016, we entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During both the three and six months ended July 3, 2016, we had net proceeds of $77.3 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was $80.1 million.

In fiscal 2016, we entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During both the three and six months ended July 3, 2016, we had net proceeds of $25.0 million in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was $26.1 million.

In fiscal 2016, we entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three and six months ended July 3, 2016, we had net proceeds of $112.8 million and $192.2 million, respectively, in connection with the facility. As of July 3, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $201.6 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta utility-scale power plant in California. As of both July 3, 2016 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In fiscal 2016, we repaid the full amount outstanding. During both the three and six months ended July 3, 2016, we had net repayments of $37.4 million in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both July 3, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $8.0 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leasebacks accounted for under the financing method.

Liquidity

As of July 3, 2016, we had unrestricted cash and cash equivalents of $590.1 million as compared to $954.5 million as of January 3, 2016. Our cash balances are held in numerous locations throughout the world and as of July 3, 2016, we had approximately $144.0 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $225 million to $245 million in fiscal 2016 in order to increase our manufacturing capacity, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of July 3, 2016, letters of credit issued under the Deutsche Bank Trust facility amounted to $4.3 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing"). During the six months ended July 3, 2016, we received $57.2 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2016, we drew down $4.3 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of July 3, 2016, the short-term and long-term balances of the loans were $4.3 million and $169.8 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of July 3, 2016, outstanding amounts related to our project financing totaled $870.5 million.

We believe that our current cash, cash equivalents, cash expected to be generated from operations and funds available under our existing credit facilities will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants. Additionally, we work with our vendors to obtain favorable payment terms, when possible, in order to actively monitor and manage our working capital. We expect to be able to supplement our short-term liquidity, if necessary, with broad access to capital markets and additional credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. However, there can be no assurance that our liquidity will be adequate over time or that we will in fact have access to capital markets on reasonable terms or at all. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We generally obtain project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. As of July 3, 2016, we had $281.8 million available to us under the revolving credit facility. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including the ratio that our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, will not exceed 4.5 to 1. It is possible that we may not be in compliance with this or other covenants in the future, which could affect the availability of borrowings under the line, if not remedied. Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. As of July 3, 2016, we had $187.7 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of July 3, 2016:

		Payments Due by Fiscal Period
(In thousands)	Total	2016 (remaining six months)	2017-2018	2019-2020	Beyond 2020
Convertible debt, including interest[1]	$1,257,862	$11,502	$344,194	$41,000	$861,166
IFC mortgage loan, including interest[2]	25,621	7,851	17,770	—	—
CEDA loan, including interest[3]	67,627	1,289	5,100	5,100	56,138
Other debt, including interest[4]	1,031,582	233,203	225,886	92,262	480,231
Future financing commitments[5]	179,108	176,742	2,366	—	—
Operating lease commitments[6]	127,075	8,737	28,587	24,817	64,934
Sale-leaseback financing[7]	116,733	8,219	16,986	14,930	76,598
Capital lease commitments[8]	5,324	565	2,068	1,238	1,453
Non-cancellable purchase orders[9]	244,939	244,939	—	—	—
Purchase commitments under agreements[10]	1,413,622	518,656	554,389	337,577	3,000
Total	$4,469,493	$1,211,703	$1,197,346	$516,924	$1,543,520

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on July 3, 2016. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $25.0 million outstanding principal amount as of July 3, 2016. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

[5]
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP through 2016 amounting to $169.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $10.1 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 3, 2016, total liabilities associated with uncertain tax positions were $44.1 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of July 3, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 5% of our total revenue in both the three and six months ended July 3, 2016, and 10% and 9% of our total revenue in the three and six months ended June 28, 2015, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.0 million and $3.8 million in the three and six months ended July 3, 2016, respectively, and $3.7 million and $7.2 million in the three and six months ended June 28, 2015, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $93.7 million and $5.1 million, respectively. As of January 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $35.7 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 3, 2016 and January 3, 2016, advances to suppliers totaled $318.5 million and $359.1 million, respectively. Two suppliers accounted for 85% and 15% of total advances to suppliers as of July 3, 2016, and 82% and 16% as of January 3, 2016.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of July 3, 2016, the outstanding principal balance of our variable interest borrowings was $723.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $112.6 million in money market funds as of July 3, 2016 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 3, 2016 and January 3, 2016, investments of $186.2 million and $186.4 million, respectively, are accounted for using the equity method, and $48.5 million and $36.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $981.8 million as of July 3, 2016. The aggregate estimated fair value of our outstanding convertible debentures was $1,253.2 million as of January 3, 2016. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,080.0 million and $1,378.5 million as of July 3, 2016 and January 3, 2016, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $883.6 million and $1,127.9 million as of July 3, 2016 and January 3, 2016, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2016 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, except for the risk factors described and included below.

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

•
our ability to monetize projects as planned is also subject to market conditions, including, fluctuations in demand based on the availability of regulatory incentives and other factors, changes in the internal rate of return expected by customers in light of market conditions, the increasing number of power plants being constructed or available for sale, and competition for financing, which can make both financing and disposition more challenging and may significantly affect project sale prices;

•
market conditions may deteriorate after we have committed to projects, resulting in delays in disposing of projects, or changes in amounts realized on disposition, which may lead to significant fluctuations in the period-over-period profile of our results of operations and our cash available for working capital needs;

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

Any decrease in revenue from our large commercial and utility–scale power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Annual Report on Form 10-K. See also "Risks Related to Our Sales Channels–Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition” in our 2015 Annual Report on Form 10-K.
Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenue, as well as fluctuations in demand based on the availability of regulatory incentives and other factors. In addition, demand from our commercial and residential customers may fluctuate based on the perceived cost-effectiveness of the electricity generated by our solar power systems as compared to conventional energy sources, such as natural gas and coal (which fuel sources are subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind. Declining average selling prices immediately affect our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenue.
Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period.
Any of the foregoing may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our common stock and our liquidity.
We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also “–Risks Related to Our Sales Channels-Our business could be adversely affected by seasonal trends and construction cycles” in our 2015 Annual Report on Form 10-K.
See also "Risks Related to Our Sales Channels–The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "Risks Related to Our Sales Channels–Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" in our 2015 Annual Report on Form 10-K.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 4, 2016 through May 1, 2016	10,007	$20.96	—	—
May 2, 2016 through May 29, 2016	25,488	$16.61	—	—
May 30, 2016 through July 3, 2016	10,418	$15.66	—	—
	45,913	$17.34	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

SUNPOWER CORPORATION

Dated: August 9, 2016	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.61*	Credit Agreement, dated May 4, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto.
10.62*	Amended and Restated Credit Support Agreement, dated June 29, 2016, between SunPower Corporation and Total S.A
10.63*	Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated June 29, 2016 by and among the Company, Deutsche Bank AG New York Branch, and Deutsche Bank Trust Company Americas.
10.64*
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd.

10.65*
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and Credit Agricole Corporate and Investment Bank.

10.66*
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and HSBC Bank USA, National Association.

10.67*
Transfer Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch as administrative agent, and the Banks party thereto.

10.68*
First Amendment to Credit Agreement, dated June 30, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto.

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