Form 10-Q
period 2016-10-02
SUNPOWER CORP
filed 2016-11-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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

The total number of outstanding shares of the registrant’s common stock as of November 4, 2016 was 138,418,112.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	October 2, 2016	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$383,868	$954,528
Restricted cash and cash equivalents, current portion	27,476	24,488
Accounts receivable, net[1]	223,836	190,448
Costs and estimated earnings in excess of billings[1]	25,399	38,685
Inventories	447,114	382,390
Advances to suppliers, current portion	72,968	85,012
Project assets - plants and land, current portion[1]	828,842	479,452
Prepaid expenses and other current assets[1]	336,683	359,517
Total current assets	2,346,186	2,514,520

Restricted cash and cash equivalents, net of current portion	51,615	41,748
Restricted long-term marketable securities	—	6,475
Property, plant and equipment, net	1,125,014	731,230
Solar power systems leased and to be leased, net	618,755	531,520
Project assets - plants and land, net of current portion	111,282	5,072
Advances to suppliers, net of current portion	241,126	274,085
Long-term financing receivables, net	471,334	334,791
Goodwill and other intangible assets, net	46,965	119,577
Other long-term assets[1]	84,393	297,975
Total assets	$5,096,670	$4,856,993

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$515,775	$514,654
Accrued liabilities[1]	280,032	313,497
Billings in excess of costs and estimated earnings	99,465	115,739
Short-term debt	535,226	21,041
Customer advances, current portion[1]	12,669	33,671
Total current liabilities	1,443,167	998,602

Long-term debt	455,769	478,948
Convertible debt[1]	1,112,813	1,110,960
Customer advances, net of current portion[1]	296	126,183
Other long-term liabilities[1]	656,013	564,557
Total liabilities	3,668,058	3,279,250
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	102,242	69,104
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both October 2, 2016 and January 3, 2016	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 147,839,311 shares issued, and 138,339,796 outstanding as of October 2, 2016; 145,242,705 shares issued, and 136,712,339 outstanding as of January 3, 2016	138	137
Additional paid-in capital	2,407,764	2,359,917
Accumulated deficit	(943,563)	(747,617)
Accumulated other comprehensive loss	(12,847)	(8,023)
Treasury stock, at cost; 9,499,515 shares of common stock as of October 2, 2016; 8,530,366 shares of common stock as of January 3, 2016	(176,219)	(155,265)
Total stockholders' equity	1,275,273	1,449,149
Noncontrolling interests in subsidiaries	51,097	59,490
Total equity	1,326,370	1,508,639
Total liabilities and equity	$5,096,670	$4,856,993

[1]
The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts Receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued Liabilities," and "Convertible debt, net of current portion," financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 7, Note 10, Note 11, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Revenue[1]
Solar power systems, components, and other	$673,538	$330,401	$1,358,249	$1,062,166
Residential leasing	55,808	49,817	176,424	139,943
	$729,346	$380,218	$1,534,673	$1,202,109
Cost of revenue[1]
Solar power systems, components, and other	558,342	280,226	1,179,777	874,022
Residential leasing	41,796	37,348	132,857	103,744
	600,138	317,574	1,312,634	977,766
Gross margin	129,208	62,644	222,039	224,343
Operating expenses:
Research and development[1]	28,153	24,973	92,270	66,701
Sales, general and administrative[1]	80,070	81,109	262,544	239,843
Restructuring charges	31,202	726	31,415	6,056
Total operating expenses	139,425	106,808	386,229	312,600
Operating loss	(10,217)	(44,164)	(164,190)	(88,257)
Other income (expense), net:
Interest income	630	448	2,133	1,498
Interest expense[1]	(15,813)	(8,796)	(42,644)	(32,994)
Gain on settlement of preexisting relationships in connection with acquisition[2]	203,252	—	203,252	—
Loss on equity method investment in connection with acquisition[2]	(90,946)	—	(90,946)	—
Goodwill impairment	(147,365)	—	(147,365)	—
Other, net	(5,169)	(3,601)	(17,223)	8,761
Other expense, net	(55,411)	(11,949)	(92,793)	(22,735)
Loss before income taxes and equity in earnings of unconsolidated investees	(65,628)	(56,113)	(256,983)	(110,992)
Provision for income taxes	(7,049)	(36,224)	(16,878)	(37,916)
Equity in earnings of unconsolidated investees	16,770	5,052	24,356	9,107
Net loss	(55,907)	(87,285)	(249,505)	(139,801)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	15,362	30,959	53,559	80,403
Net loss attributable to stockholders	$(40,545)	$(56,326)	$(195,946)	$(59,398)

Net loss per share attributable to stockholders:
Basic	$(0.29)	$(0.41)	$(1.42)	$(0.44)
Diluted	$(0.29)	$(0.41)	$(1.42)	$(0.44)
Weighted-average shares:
Basic	138,209	136,473	137,832	134,294
Diluted	138,209	136,473	137,832	134,294

[1]
The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within "Revenue: Solar power systems and components," "Cost of revenue: Solar power systems and components," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 10).

[2]	See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net loss	$(55,907)	$(87,285)	$(249,505)	$(139,801)
Components of comprehensive loss:
Translation adjustment	(272)	(1,276)	1,285	(3,037)
Net change in derivatives (Note 12)	56	4,799	(6,825)	5,607
Income taxes	(30)	(936)	716	(479)
Net change in accumulated other comprehensive income (loss)	(246)	2,587	(4,824)	2,091
Total comprehensive loss	(56,153)	(84,698)	(254,329)	(137,710)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	15,362	30,959	53,559	80,403
Comprehensive loss attributable to stockholders	$(40,791)	$(53,739)	$(200,770)	$(57,307)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639
Net loss	(56,282)	—	—	—	—	—	(195,946)	(195,946)	2,723	(193,223)
Other comprehensive loss	—	—	—	—	—	(4,824)	—	(4,824)	—	(4,824)
Issuance of restricted stock to employees, net of cancellations	—	2,596	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	45,397	—	—	—	45,397	—	45,397
Tax benefit from convertible debt interest deduction	—	—	—	1,228	—	—	—	1,228		1,228
Tax benefit from stock-based compensation	—	—	—	1,222	—	—	—	1,222	—	1,222
Contributions from noncontrolling interests	93,924	—	—	—	—	—	—	—	(2,201)	(2,201)
Distributions to noncontrolling interests	(4,504)	—	—	—	—	—	—	—	(8,915)	(8,915)
Purchases of treasury stock	—	(969)	(1)	—	(20,954)	—	—	(20,955)	—	(20,955)
Balances at October 2, 2016	$102,242	138,338	$138	$2,407,764	$(176,219)	$(12,847)	$(943,563)	$1,275,273	$51,097	$1,326,370

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net loss	$(249,505)	$(139,801)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	122,842	97,369
Stock-based compensation	48,902	42,484
Non-cash interest expense	963	5,768
Non-cash restructuring charges	17,926	—
Gain on settlement of preexisting relationships in connection with acquisition	(203,252)	—
Loss on equity method investment in connection with acquisition	90,946	—
Goodwill impairment	147,365	—
Equity in earnings of unconsolidated investees	(24,356)	(9,107)
Excess tax benefit from stock-based compensation	(1,222)	(25,090)
Deferred income taxes	2,059	25,748
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	—	(27,915)
Other, net	3,805	1,940
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(36,563)	292,102
Costs and estimated earnings in excess of billings	13,579	148,018
Inventories	(101,146)	(187,153)
Project assets	(434,645)	(499,847)
Prepaid expenses and other assets	70,025	12,640
Long-term financing receivables, net	(136,543)	(108,418)
Advances to suppliers	45,003	29,800
Accounts payable and other accrued liabilities	(144,202)	(62,921)
Billings in excess of costs and estimated earnings	(15,879)	(3,968)
Customer advances	(14,440)	(21,009)
Net cash used in operating activities	(798,338)	(429,360)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(12,855)	(27,659)
Purchases of property, plant and equipment	(149,475)	(132,352)
Cash paid for solar power systems, leased and to be leased	(64,417)	(64,419)
Cash paid for solar power systems	(2,282)	(10,007)
Proceeds from sales or maturities of marketable securities	6,210	—
Proceeds from (payments to) 8point3 Energy Partners LP	(9,838)	363,928
Cash paid for acquisitions, net of cash acquired	(24,003)	(59,021)
Cash paid for investments in unconsolidated investees	(11,046)	(4,092)
Cash paid for intangibles	—	(3,401)
Net cash provided by (used in) investing activities	(267,706)	62,977
Cash flows from financing activities:
Cash paid for repurchase of convertible debt	—	(324,352)
Proceeds from settlement of 4.50% Bond Hedge	—	74,628
Payments to settle 4.50% Warrants	—	(574)
Repayment of bank loans and other debt	(15,572)	(15,857)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	142,862	82,664
Repayment of non-recourse residential financing	(36,707)	(41,058)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	91,723	133,732
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(13,419)	(6,790)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	602,286	229,066
Repayment of non-recourse power plant and commercial financing	(257,538)	(226,578)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	—	29,300
Proceeds from exercise of stock options	—	467
Excess tax benefit from stock-based compensation	1,222	25,090
Purchases of stock for tax withholding obligations on vested restricted stock	(20,953)	(42,407)
Net cash provided by (used in) financing activities	493,904	(82,669)
Effect of exchange rate changes on cash and cash equivalents	1,480	(4,242)
Net decrease in cash and cash equivalents	(570,660)	(453,294)
Cash and cash equivalents, beginning of period	954,528	956,175
Cash and cash equivalents, end of period	$383,868	$502,881

Non-cash transactions:
Assignment of residential lease receivables to third parties	$3,722	$2,742
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$43,983	$47,295
Costs of solar power systems, leased and to be leased, funded by liabilities	$6,226	$8,229
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$7,375	$6,076
Property, plant and equipment acquisitions funded by liabilities	$85,994	$43,083
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$43,588	$5,061
Exchange of receivables for an investment in an unconsolidated investee	$2,890	$—
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$—	$68,273
Acquisition of intangible assets funded by liabilities	$—	$6,512
Acquisition funded by liabilities	$100,550	$—

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The third quarter of fiscal 2016 ended on October 2, 2016, while the third quarter of fiscal 2015 ended on September 27, 2015. The third quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for valuation assumptions including discount rates, future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets, investments, and other long-term assets; the fair value and residual value of solar power systems; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances and indemnities. Actual results could materially differ from those estimates.

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

The Company evaluates the terms of its long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products over a period of years; however, if raw materials inventory balances temporarily exceed near-term demand, the Company may elect to sell such inventory to third parties to optimize working capital needs. Other market conditions that could affect the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in the Company's fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, the Company determines that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or the Company enters into arrangements with third parties for the sale of raw materials that do not allow it to recover its current contractually committed price for such raw materials, the Company records a write-down or accrual equal to the difference between the cost of inventories and the estimated net realizable value, which may be material. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the standards to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In June 2016, the FASB issued an update to the standards to amend the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2019. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. The new guidance is effective for the Company no later than the fourth quarter of fiscal 2016. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; and iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company is currently evaluating and considering the possibility of early adoption of the new standard effective January 2, 2017. The Company's ability to early adopt, potentially using the modified retrospective method, is dependent on process, internal control and system readiness and a complete evaluation of all the disclosures required under the new standard. While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant accounting impact will likely relate to its projects that involve the sale of real estate. Under the new standard the Company is evaluating whether revenue and profit recognition on sales of projects involving real estate would be accelerated, and in certain cases significantly so, as compared to the accounting treatment under existing real estate accounting guidance. However, due to the complexity and various terms that exist within certain of the Company's contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary from contract to contract. The Company expects revenue related to residential leasing and sales of solar power systems and components not subject to existing real estate accounting guidance to remain substantially unchanged under the new standard.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of October 2, 2016, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 57%.

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

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and a Compensation and Funding Agreement, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause any "person," including Total

S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of October 2, 2016, the Company had $5.7 million of "Costs and estimated earnings in excess of billings" and $0.8 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the third quarter of fiscal 2016, in connection with a co-development project between SunPower and Total, the Company made a $7.0 million payment to Total in exchange for Total's ownership interest in the co-development project.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue:
EPC, O&M, and components revenue under joint projects	$1,632	$11,905	$63,161	$14,868
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(111)	$(360)	$(532)	$(1,177)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,821	$3,479	$5,088	$8,477
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$1,125	$1,125
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,641	$1,641
Interest expense incurred on the 4.00% debentures due 2023	$1,000	n/a	$3,000	n/a

Note 3. BUSINESS COMBINATIONS

AUOSP

On September 29, 2016, the Company completed the acquisition of AUO SunPower Sdn. Bhd. (“AUOSP”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into between SunPower Technology, Ltd. (“SPTL”), a wholly-owned subsidiary of the Company, and AU Optronics Singapore Pte. Ltd. (“AUO”). AUOSP was a joint venture of SPTL and AUO for the purpose of manufacturing solar cells. Prior to the acquisition, SPTL and AUO each owned 50% of the shares of AUOSP. Pursuant to the Stock Purchase Agreement, SPTL purchased all of the shares of AUOSP held by AUO for a total purchase price of $170.1 million in cash, payable in installments as set forth in the Stock Purchase Agreement, to obtain 100% of the voting equity interest in AUOSP. As a result, AUOSP became a consolidated subsidiary of the Company and the results of operations of AUOSP have been included in the Consolidated Statement of Operations of the Company since September 29, 2016.

Simultaneously with the entry into the Stock Purchase Agreement, SunPower Systems Sarl (“SPSW”) and AU Optronics Corporation (“AUO Corp”), the ultimate parent of AUO, entered into a Module Supply Agreement whereby AUO Corp agreed to purchase on commercial terms 100MW of SunPower’s E-Series solar modules, with the purchase price having been prepaid in full by AUO Corp prior to the closing of the acquisition. As a result, the Company accounted for its purchase price consideration in accordance with the substance of the combined transactions, which resulted in consideration of $91.1 million in cash to be paid according to the following installment schedule: (i) $30.0 million in cash paid on the closing date; (ii) $1.1 million in cash to be paid on the second anniversary of the closing date; (iii) $30.0 million in cash to be paid on the third anniversary of the closing date; and (iv) $30.0 million in cash to be paid on the fourth anniversary of the closing date, as well as the 100MW of modules to be delivered during fiscal 2017 and 2018. The total purchase price consideration, including the estimated fair value of the modules and discounted to present value as of September 29, 2016, was $130.6 million.

Prior to the acquisition date, the Company accounted for its 50% interest in AUOSP as an equity method investment (see Note 10). The Company engaged a third-party valuation expert to assist in determining the fair value of AUOSP's assets, liabilities, and equity interests. The acquisition-date fair value of the previous equity interest, computed as the Company's 50% interest in the net asset value of AUOSP, as determined using the income approach and with assistance from the third-party valuation expert, was $120.5 million and is included in the measurement of the consideration transferred. The Company recognized a loss of $90.9 million as a result of remeasuring its prior equity interest in AUOSP held before the business combination. The loss is included in the "Other income (expense), net" section of the Consolidated Statements of Operations.

As a result of the acquisition, the Company obtained full control of a solar cell manufacturing facility, from which it expects to achieve significant synergies. Also in connection with the Stock Purchase Agreement and Module Supply Agreement, the Company, SPTL, SunPower Philippines Manufacturing Limited, a wholly owned subsidiary of the Company, and SPSW entered into an agreement (the “Settlement Agreement”) with AUO, AUO Corp, and AUOSP to settle all claims, demands, damages, actions, causes of action, or suits between them, including but not limited to the arbitration before the ICC International Court of Arbitration (see Note 9).

Prior to the acquisition, AUOSP sold its solar cells to both SPSW and AUO, with the significant majority of sales to SPSW. Sales to AUO, with the exception of the Module Supply agreement discussed above, ceased in connection with the acquisition. As the sales to SPSW would be intercompany transactions upon consolidation, and the sales to AUO are not continuing business, the Company determined that the pro-forma effects to the Company’s Statements of Operations of consolidating AUOSP from December 29, 2014 were not material.

Preexisting Relationships

Prior to the acquisition, the Company had several preexisting relationships with AUOSP. In connection with the original joint venture agreement, the Company and AUO had also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the Licensing and Technology Transfer Agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company) and manufacturing processes (in the case of AUO). Under the seven-year Supply Agreement with AUOSP, the Company was committed to purchase 80% of AUOSP's total annual output on cost-plus pricing terms, allocated on a monthly basis to the Company. The Company and AUO had the right to reallocate supplies from time to time under a written agreement. In fiscal 2010, the Company and AUOSP entered into an agreement under which the Company would resell to AUOSP, under contractually fixed terms for quantity and price, polysilicon purchased from a third-party supplier. Under the agreement, AUOSP would provide prepayments to the Company related to such polysilicon, which prepayment would then be made by the Company to the third-party supplier.

In connection with the transactions contemplated under the Stock Purchase Agreement, the Company (and certain of its affiliates), AUO (and certain of its affiliates), and AUOSP terminated certain agreements, including (a) the Joint Venture Agreement by and among SPTL, AUO, AUO Corp, and AUOSP, dated as of May 27, 2010 and as amended from time to time, (b) the Supply Agreement for solar cells by and among SPSW, AUO, and AUOSP, dated as of July 5, 2010, and (c) the License and Technology Transfer Agreement by and among SPTL, AUO, and AUOSP, dated as of July 5, 2010.

As a result of the acquisition and the settlement of the preexisting agreements, the Company recognized a net gain of $203.3 million, which was recognized separately from the business combination and is included in the "Other income (expense), net" section of the Consolidated Statements of Operations. The gain was comprised of three primary components: first, a $133.0 million gain related to the elimination of a customer advance liability without return of any proceeds by the Company that was previously recognized in the Company’s books associated with the prepayment by AUOSP under the polysilicon purchase contract with the Company. The fair value of this prepayment on AUOSP’s opening balance sheet was determined to be zero and accordingly the offsetting balance on the Company’s balance sheet was written off. Second, an $87.2 million gain associated with the termination of the polysilicon purchase contract between AUOSP and the Company, as the contract required AUOSP to purchase polysilicon at above-market prices. These amounts were partially offset by a $16.9 million loss associated with the termination of the cell supply contract, as the contract required the Company to purchase cells at above-market prices.

Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table.

(In thousands)
Net tangible assets acquired	$161,432
Goodwill	89,600
Total allocable consideration	$251,032

The fair value of the net tangible assets acquired on September 29, 2016 is presented in the following table:

(In thousands)
Cash and cash equivalents	$5,997
Inventories	9,072
Prepaid expenses and other current assets:
Cell supply agreement*	16,928
Related party receivables*	22,875
Other receivables	23,956
Other prepaid expenses	2,711
Property, plant, and equipment	285,589
Other long-term assets	342
Total assets acquired	$367,470

Accounts payable	$41,186
Accrued liabilities:
Polysilicon supply agreement*	87,198
Related party payables*	14,333
Employee compensation and employee benefits	4,017
Other accrued liabilities	760
Short-term debt	58,248
Other long-term liabilities	296
Total liabilities assumed	$206,038

Net assets acquired	$161,432
*Amount eliminated upon consolidation with the Company.

Goodwill

As noted above, $89.6 million had been allocated to goodwill within all three Segments during the quarter ended October 2, 2016 (see Note 4). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, and organizational cultures. In connection with the Company’s overall goodwill impairment evaluation as discussed further in Note 4, this goodwill was subsequently impaired during the quarter ending October 2, 2016, and no further goodwill related to the acquisition remained on the Company’s Consolidated Balance Sheet as of October 2, 2016.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135
Goodwill arising from business combinations	17,771	23,316	48,513	89,600
Goodwill impairment	(49,951)	(33,260)	(64,154)	(147,365)
Adjustments to goodwill	—	(370)	—	(370)
As of October 2, 2016	$—	$—	$—	$—

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. If goodwill is determined more likely than not to be impaired upon an initial assessment of qualitative factors, a two-step valuation and accounting process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

The Company conducts its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of each year, or on an interim basis if circumstances warrant. Impairment of goodwill is tested at the Company's reporting unit level. Management determined that the Residential Segment, the Commercial Segment, and the Power Plant Segment are the reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to the Company's total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and outlook, and the resulting impact on the Company's expectations for the performance of its business.

Due to market circumstances that occurred during the third quarter of fiscal 2016, including a decline in the Company's stock price which resulted in the market capitalization of the Company being below its book value, the Company determined that an interim goodwill impairment evaluation was necessary. Based on the interim impairment test as of October 2, 2016, the Company determined that the carrying value of all reporting units exceeded their fair value. As a result, the Company performed a preliminary evaluation of the second step of the impairment analysis for the reporting units discussed above, which was not finalized at the time the financial statements were issued. The Company's preliminary calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company preliminarily calculated that the implied fair value of goodwill for all reporting units was zero and therefore preliminarily recorded a goodwill impairment loss of $147.4 million, representing all of the goodwill associated with these reporting units. The Company will finalize its analysis during the fourth quarter of fiscal 2016.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of October 2, 2016
Patents and purchased technology	$48,619	$(13,087)	$35,532
Project pipeline assets	9,446	(1,353)	8,093
Purchased in-process research and development	3,700	(360)	3,340
Other	500	(500)	—
	$62,265	$(15,300)	$46,965

As of January 3, 2016
Patents and purchased technology	$53,499	$(5,328)	$48,171
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	—	3,700
Other	500	(375)	125
	$67,145	$(5,703)	$61,442

During the three and nine months ended October 2, 2016, aggregate amortization expense for intangible assets totaled $3.0 million and $14.4 million, respectively. During the three and nine months ended September 27, 2015, aggregate amortization expense for intangible assets totaled $1.2 million and $2.3 million, respectively.

As of October 2, 2016, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2016 (remaining three months)	$6,658
2017	11,854
2018	12,014
2019	8,902
2020	6,317
$45,745

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	October 2, 2016	January 3, 2016
Accounts receivable, net:
Accounts receivable, gross[1,2]	$246,090	$207,860
Less: allowance for doubtful accounts	(20,446)	(15,505)
Less: allowance for sales returns	(1,808)	(1,907)
	$223,836	$190,448

[1]	Includes short-term financing receivables associated with solar power systems leased of $17.8 million and $12.5 million as of October 2, 2016 and January 3, 2016, respectively (see Note 6).

[2]
Includes short-term retainage of $12.7 million and $11.8 million as of October 2, 2016 and January 3, 2016, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	October 2, 2016	January 3, 2016
Inventories:
Raw materials	$143,373	$124,297
Work-in-process	170,499	131,258
Finished goods	133,242	126,835
	$447,114	$382,390

	As of
(In thousands)	October 2, 2016	January 3, 2016
Prepaid expenses and other current assets:
Deferred project costs	$84,602	$67,479
VAT receivables, current portion	13,068	14,697
Deferred costs for solar power systems to be leased	34,469	40,988
Derivative financial instruments	2,875	8,734
Prepaid inventory	—	50,615
Other receivables	97,646	78,824
Prepaid taxes	68,997	71,529
Other prepaid expenses	34,954	26,651
Other current assets	72	—
	$336,683	$359,517

	As of
(In thousands)	October 2, 2016	January 3, 2016
Project assets - plants and land:
Project assets — plants	$921,357	$479,108
Project assets — land	18,767	5,416
	$940,124	$484,524
Project assets - plants and land, current portion	$828,842	$479,452
Project assets - plants and land, net of current portion	$111,282	$5,072

	As of
(In thousands)	October 2, 2016	January 3, 2016
Property, plant and equipment, net:
Manufacturing equipment[1]	$764,002	$556,963
Land and buildings	127,725	32,090
Leasehold improvements	434,844	244,098
Solar power systems[2]	149,518	141,075
Computer equipment	183,417	103,443
Furniture and fixtures	12,463	10,640
Construction-in-process	62,667	247,511
	1,734,636	1,335,820
Less: accumulated depreciation	(609,622)	(604,590)
	$1,125,014	$731,230

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $60.8 million and $85.1 million as of October 2, 2016 and January 3, 2016, respectively.

[2]
Includes $120.1 million and $110.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of October 2, 2016 and January 3, 2016, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 6).

	As of
(In thousands)	October 2, 2016	January 3, 2016
Property, plant and equipment, net by geography[1]:
Philippines	$524,707	$460,420
Malaysia	285,589	—
United States	221,914	201,419
Mexico	70,648	44,164
Europe	21,084	22,962
Other	1,072	2,265
	$1,125,014	$731,230

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	October 2, 2016	January 3, 2016
Other long-term assets:
Equity method investments[1]	$(43,664)	$186,405
Cost method investments	48,472	36,369
Other	79,585	75,201
	$84,393	$297,975

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $55.2 million and $30.9 million as of October 2, 2016 and January 3, 2016, respectively (see Note 10).

	As of
(In thousands)	October 2, 2016	January 3, 2016
Accrued liabilities:
Employee compensation and employee benefits	$50,443	$59,476
Deferred revenue	31,730	19,887
Short-term residential lease financing	23,453	7,395
Interest payable	11,991	8,165
Short-term warranty reserves	3,742	16,639
Restructuring reserve	6,199	1,823
VAT payables	5,161	4,225
Derivative financial instruments	8,803	2,316
Inventory payable	—	50,615
Liability due to 8point3 Energy Partners	—	9,952
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	13,997	—
Contributions from noncontrolling interests attributable to projects prior to COD	2,409	—
Taxes payable	25,076	36,824
Liability due to AU Optronics	23,408	—
Other	73,620	96,180
	$280,032	$313,497

	As of
(In thousands)	October 2, 2016	January 3, 2016
Other long-term liabilities:
Deferred revenue	$179,022	$179,779
Long-term warranty reserves	156,312	147,488
Long-term sale-leaseback financing	138,864	125,286
Long-term residential lease financing with 8point3 Energy Partners	29,415	29,389
Unrecognized tax benefits	44,105	43,297
Long-term pension liability	14,222	12,014
Derivative financial instruments	1,780	1,033
Long-term liability due to AU Optronics	77,142	—
Other	15,151	26,271
	$656,013	$564,557

	As of
(In thousands)	October 2, 2016	January 3, 2016
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(9,879)	$(11,164)
Net unrealized gain (loss) on derivatives	(883)	5,942
Net loss on long-term pension liability adjustment	(2,055)	(2,055)
Deferred taxes	(30)	(746)
	$(12,847)	$(8,023)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of October 2, 2016 and January 3, 2016:

	As of
(In thousands)	October 2, 2016	January 3, 2016
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$655,352	$543,358
Solar power systems to be leased	28,002	34,319
	683,354	577,677
Less: accumulated depreciation	(64,599)	(46,157)
	$618,755	$531,520

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of October 2, 2016 and January 3, 2016, the Company had pledged solar assets with an aggregate book value of $11.0 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of October 2, 2016:

(In thousands)	Fiscal 2016 (remaining three months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$4,884	22,255	22,298	22,339	22,383	322,090	$416,249

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of October 2, 2016 and January 3, 2016, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	October 2, 2016	January 3, 2016
Financing receivables[1]:
Minimum lease payments receivable[2]	$520,245	$366,759
Unguaranteed residual value	66,349	50,722
Unearned income	(97,499)	(70,155)
Net financing receivables	$489,095	$347,326
Current	$17,761	$12,535
Long-term	$471,334	$334,791

[1]
As of October 2, 2016 and January 3, 2016, the Company had pledged financing receivables of $13.8 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts.

As of October 2, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2016 (remaining three months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$7,089	25,946	26,168	26,391	26,621	408,030	$520,245

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of October 2, 2016, future minimum lease obligations associated with these systems were $80.3 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 5). As of October 2, 2016, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $111.4 million, which will be recognized over the lease terms of up to 25 years. During the three and nine months ended October 2, 2016, the Company had net financing proceeds (repayments) of $(3.3) million and $12.4 million, respectively, in connection with these sale-leaseback arrangements. During the three and nine months ended September 27, 2015, the Company had net financing proceeds of zero and $15.0 million, respectively, in connection with these sale-leaseback arrangements. As of October 2, 2016 and January 3, 2016, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $138.9 million and $125.3 million, respectively (see Note 5).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of October 2, 2016 or January 3, 2016.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of October 2, 2016 and January 3, 2016:

	October 2, 2016			January 3, 2016
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$3,002	$3,002	$—	$540,000	$540,000	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	2,875	—	2,875	8,734	—	8,734
Other long-term assets:
Derivative financial instruments (Note 12)	356	—	356	—	—	—
Total assets	$6,233	$3,002	$3,231	$548,734	$540,000	$8,734
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	8,803	—	8,803	2,316	—	2,316
Other long-term liabilities:
Derivative financial instruments (Note 12)	1,780	—	1,780	1,033	—	1,033
Total liabilities	$10,583	$—	$10,583	$3,349	$—	$3,349

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of October 2, 2016 and January 3, 2016, there were no such items recorded at fair value.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of October 2, 2016 and January 3, 2016 these bonds had a carrying value of zero and $6.5 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of October 2, 2016 and January 3, 2016, the Company had $(43.7) million and $186.4 million, respectively, in investments accounted for under the equity method (see Note 10). As of October 2, 2016 and January 3, 2016, the Company had $48.5 million and $36.4 million respectively, in investments accounted for under the cost method.

Note 8. RESTRUCTURING

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

Legacy Restructuring Plans

During fiscal 2011, 2012 and 2014, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of October 2, 2016; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	Cumulative To Date
August 2016 Plan:
Non-cash impairment charges	$17,926	$—	$17,926
Severance and benefits	12,624	—	12,624
Lease and related termination costs	557	—	557
Other costs[1]	$85	$—	85
	$31,192	$—	$31,192
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$5	$61,320
Severance and benefits	350	3,319	61,949
Lease and related termination costs	(214)	—	6,770
Other costs[1]	87	2,732	13,624
	$223	$6,056	$143,663
Total restructuring charges	$31,415	$6,056	$174,855

1Other costs primarily represent associated legal services and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the nine months ended October 2, 2016:

	Nine Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	October 2, 2016
August 2016 Plan:
Non-cash impairment charges	$—	$17,926	$—	$—
Severance and benefits	—	12,624	(7,580)	5,044
Lease and related termination costs	—	557	(3)	554
Other costs[1]	—	85	(85)	—
	$—	31,192	$(7,668)	5,598
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$—	$—
Severance and benefits	395	350	(426)	319
Lease and related termination costs	743	(214)	(361)	168
Other costs[1]	685	87	(658)	114
	1,823	223	(1,445)	601
Total restructuring liability	$1,823	$31,415	$(9,113)	$6,199

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of October 2, 2016, future minimum lease payments for facilities under operating leases were $43.1 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of October 2, 2016, future minimum lease payments for assets under capital leases were $5.1 million, to be paid over the remaining contractual terms of up to 7 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 2, 2016 are as follows:

(In thousands)	Fiscal 2016 (remaining three months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total[1]
Future purchase obligations	$493,549	355,511	200,348	175,694	161,847	3,000	$1,389,949

[1]	Total future purchase obligations were composed of $218.8 million related to non-cancellable purchase orders and $1.2 billion related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of October 2, 2016 and January 3, 2016, advances to suppliers totaled $314.1 million and $359.1 million, respectively, of which $73.0 million and $85.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 86% and 14% of total advances to suppliers, respectively, as of October 2, 2016, and 82% and 16%, respectively, as of January 3, 2016.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of October 2, 2016 is as follows:

(In thousands)	Fiscal 2016 (remaining three months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Estimated utilization of advances from customers	$1,791	11,174	—	—	—	—	$12,965

In fiscal 2010, the Company and its then joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resold to AUOSP polysilicon purchased from a third-party supplier. In the third quarter of fiscal 2016, the Company terminated this agreement in connection with its acquisition and subsequent consolidation of AUOSP (See Note 3). Prior to the termination of the agreement, advance payments provided by AUOSP related to such polysilicon were then made by the Company to the third-party supplier. These advance payments were applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon was used by AUOSP to manufacture solar cells that were sold to the Company on a "cost-plus" basis. The outstanding advance payments received from AUOSP are no longer included in the table above as the amounts are now eliminated as intercompany transactions in the purchase accounting for the acquisition and accordingly, as of October 2, 2016, the Company did not have a balance for advance payments received from AUOSP on its Consolidated Balance Sheets. As of January 3, 2016, advance payments received from AUOSP totaled $148.9 million, of which $22.7 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and nine months ended October 2, 2016 and September 27, 2015, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Balance at the beginning of the period	$164,784	$156,531	$164,127	$154,648
Accruals for warranties issued during the period	(1,776)	6,716	7,338	19,058
Settlements and adjustments during the period	(2,954)	(1,608)	(11,411)	(12,067)
Balance at the end of the period	$160,054	$161,639	$160,054	$161,639

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 10). As of October 2, 2016, the Company's financing obligations related to these agreements are as follows:

(In thousands)	Amount
Year
2016 (remaining three months)	$7,488
2017	1,561
$9,049

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $44.1 million and $43.3 million as of October 2, 2016 and January 3, 2016, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITC and Treasury Cash Grant programs. The Company applies for ITC and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or U.S. Treasury grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. Since the Company cannot determine future revisions to Treasury Department guidelines governing system values, how the IRS will evaluate system values used in claiming ITCs, or U.S. Treasury grants, or how its customers and investors have utilized or will utilize these benefits in their own filings, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of October 2, 2016 and January 3, 2016, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $14.2 million and $12.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three and nine months ended October 2, 2016.

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

SPML had filed a challenge to both the first and second partial awards, as well as the final award, with the High Court in Hong Kong. SPML had also filed applications to the Court in the Philippines to: (i) prevent FPSC or FPEC from enforcing the awards pending the outcome of the challenge in Hong Kong; and (ii) gain access to FPSC’s books and records. The application for access was granted, and the application to prevent enforcement of the award had not been ruled on as of the time the proceedings were discontinued as a result of the settlement described below.

On July 22, 2016, SPML entered into an agreement (the “Compromise Agreement”) with FPEC and FPSC to settle all claims, counterclaims, disputes, and proceedings between FPEC and FPSC on the one hand, and SPML on the other hand. All legal proceedings that are pending between the parties in Hong Kong and in the Philippines have been discontinued, terminated and dismissed. Pursuant to the terms of the Compromise Agreement, on July 22, 2016, SPML paid a total of $50.5 million to FPSC and FPEC in settlement of all claims between the parties. Also pursuant to the Compromise Agreement, SPML transferred all of its shares in FPSC to FPEC.

AUO Arbitration

On April 17, 2015, SunPower Technology Ltd. ("SPTL"), a wholly-owned subsidiary, commenced an arbitration before the ICC International Court of Arbitration against AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Corp.," and together with AUO, the “AUO Group”), for breaches of the AUOSP Joint Venture Agreement and associated agreements (the "JVA").  SPTL’s claim alleged that, among other things, the AUO Group had sold solar modules containing cells manufactured by AUOSP in violation of provisions in the JVA that set geographical restrictions on sales activities as well as provisions that restrict each party’s use of the other’s confidential information. SPTL sought approximately $23.0 million in damages, as well as the right to purchase AUO's shares in AUOSP at 70% of “fair market value” determined as provided under the JVA.

On June 23, 2015, the AUO Group filed and served its formal Memorial of Claim and Counterclaims against SPTL and the Company (collectively, the "SunPower Group").  In its counterclaim, the AUO Group alleged breach of contract, breach of covenant of good faith and fair dealing, several tort causes of action, and improper use of the AUO Group’s proprietary manufacturing expertise.  The AUO Group sought $20.0 million in lost profits and $48.0 million in disgorgement from the SunPower Group, and an order requiring SPTL to purchase AUO’s shares in AUOSP at 150% of “fair market value” determined as provided under the JVA.

On September 19, 2016, the SunPower Group entered into a full and final settlement agreement (the “Settlement Agreement”) with the AUO Group to settle all claims, demands, damages, actions, causes of action, or suits between them, including but not limited to the arbitration before the ICC International Court of Arbitration. Pursuant to the Settlement Agreement, SunPower acquired AUO's shares in AUOSP on September 29, 2016 in accordance with the Stock Purchase Agreement (see Note 3). No monetary amounts specifically related to the arbitration were exchanged between the parties as a result of the Settlement Agreement.

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act,

15 U.S.C. §§78j(b) and 78t(a) and SEC Rule 10b-5, 17 C.F.R. §240.10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On October 17, 2016, five motions to be appointed lead plaintiff were filed. The court has scheduled a hearing on the motions on December 8, 2016.

Three shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. These derivative actions were filed on September 16, 2016, September 20, 2016, and October 17, 2016, respectively. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. On October 27, 2016, two shareholder derivative actions purporting to be brought on the Company’s behalf were brought in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors based on the same events alleged in the securities class action and federal derivative lawsuits described above, and alleging breaches of fiduciary duties.

The two securities class action lawsuits and the federal derivative actions filed on September 16, 2016 and September 20, 2016 have all been related by the Court and assigned to one judge. The Company anticipates that the October 17, 2016 derivative action will also be deemed related to the other four actions. The Company is currently unable to determine if the resolution of these matters will have a material adverse effect on the Company's financial position, liquidity, or results of operations.

Other Litigation

The Company is also a party to various other litigation matters and claims that arise from time to time in the ordinary course of its business. While the Company believes that the ultimate outcome of such matters will not have a material adverse effect on the Company, their outcomes are not determinable and negative outcomes may adversely affect the Company's financial position, liquidity, or results of operations.

Note 10. EQUITY METHOD INVESTMENTS

As of October 2, 2016 and January 3, 2016, the Company's carrying value of its equity method investments totaled $(43.7) million and $186.4 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $55.2 million and $30.9 million as of October 2, 2016 and January 3, 2016, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AUO Corp. formed the joint venture AUOSP. On September 29, 2016, the Company completed its acquisition of AUOSP pursuant to the Stock Purchase agreement, under which the Company acquired 100% of the voting equity interest in AUOSP (see Note 3). Prior to the acquisition, the Company and AUO each owned 50% of the equity in AUOSP. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and, prior to the acquisition, sold them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company) and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the Company was committed to purchase 80% of AUOSP's total annual output allocated on a monthly basis to the Company. The Company and AUO had the right to reallocate supplies from time to time under a written agreement. In fiscal 2010, the Company and AUOSP entered into an agreement under which the Company would resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP would provide prepayments to the Company related to such polysilicon, which prepayment would then be made by the Company to the third-party supplier. In connection with the transactions contemplated under the Stock Purchase Agreement, the Company and AUOSP terminated certain agreements, including the agreements described in this paragraph (see Note 3).

Prior to the acquisition, the Company had concluded that it was not the primary beneficiary of AUOSP since, although the Company and AUO were both obligated to absorb losses or had the right to receive benefits, the Company alone did not have the power to direct the activities of AUOSP that most significantly impacted its economic performance. In making this determination, the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contributed to the activities that most significantly impacted the joint venture's economic performance. Prior to the acquisition, the Company accounted for its investment in AUOSP using the equity method as a result of the shared power arrangement. As a result of the acquisition, AUOSP became a consolidated subsidiary of the Company and the results of operations of AUOSP have been included in the Consolidated Statement of Operations of the Company since September 29, 2016. Up until the acquisition date of September 29, 2016, the Company's maximum exposure to loss as a result of its equity investment in AUOSP was limited to the carrying value of the investment. As of October 2, 2016 and January 3, 2016, the Company's investment in AUOSP had a carrying value of zero and $202.3 million, respectively.

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

Immediately after the IPO, the Company contributed a portfolio of solar generation assets (the "SPWR Projects") to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partners' primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 Energy Partners affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo (since reduced to 36.5% via a secondary issuance of shares in fiscal 2016) and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 Energy Partners and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional portfolio of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”).

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors have agreed to forego any distributions declared on their common and subordinated units. The forbearance period will end when, on or after March 1, 2016, the board of directors of the general partner of 8point3 Energy Partners, with the concurrence of its conflicts committee, determines that OpCo will be able to earn and pay at least the minimum quarterly distribution on each of its outstanding common and subordinated units for such quarter and the successive quarter. As of October 2, 2016, the forbearance period was no longer in effect and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 5). As of October 2, 2016 and January 3, 2016 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $75 million and $78 million, respectively, on the Company's Consolidated Balance Sheets.

During fiscal 2016, the Company sold several ROFO Projects to 8point3 Energy Partners, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and several commercial projects. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $43.6 million reduction in the carrying value of the Company’s investments in the 8point3 Group. Some of the commercial projects have not yet reached their commercial operation date and therefore, the Company continues to record these projects on its Consolidated Balance Sheet as of October 2, 2016. Please refer to the treatment outlined in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 for further information related to the Company's accounting for transactions with the 8point3 Group. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated

Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of October 2, 2016 and January 3, 2016, the Company's investment in the 8point3 Group had a negative carrying value of $55.2 million and $30.9 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate.

Related-Party Transactions with Investees:

	As of
(In thousands)	October 2, 2016	January 3, 2016
Accounts receivable	$—	$32,389
Other long-term assets	$1,533	$1,455
Accounts payable	$—	$42,080
Accrued liabilities	$13,997	$9,952
Customer advances	$3,392	$710
Other long-term liabilities	$29,415	$29,389

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Payments made to investees for products/services	$98,322	$100,129	$337,831	$328,159
Revenues and fees received from investees for products/services[1]	$139,485	$9,162	$271,534	$35,964

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	October 2, 2016				January 3, 2016
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$417,162	$417,162	$425,000	$—	$416,369	$416,369
0.875% debentures due 2021	400,000	—	396,914	396,914	400,000	—	396,424	396,424
0.75% debentures due 2018	300,000	—	298,737	298,737	300,000	—	298,167	298,167
IFC mortgage loan	17,500	14,993	2,040	17,033	32,500	14,994	16,778	31,772
CEDA loan	30,000	—	28,105	28,105	30,000	—	27,778	27,778
Non-recourse financing and other debt[1]	948,001	517,193	423,580	940,773	435,963	4,642	429,981	434,623
	$2,120,501	$532,186	$1,566,538	$2,098,724	$1,623,463	$19,636	$1,585,497	$1,605,133

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 9.

As of October 2, 2016, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2016 (remaining three months)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Aggregate future maturities of outstanding debt	$311,022	226,013	328,925	14,532	18,759	1,221,250	$2,120,501

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	October 2, 2016			January 3, 2016
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$417,162	$425,000	$324,037	$416,369	$425,000	$515,903
0.875% debentures due 2021	396,914	400,000	300,600	396,424	400,000	340,500
0.75% debentures due 2018	298,737	300,000	273,384	298,167	300,000	396,792
	$1,112,813	$1,125,000	$898,021	$1,110,960	$1,125,000	$1,253,195

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Call Spread Overlay with Respect to 4.50% Debentures

Concurrently with the issuance of the 4.50% debentures due 2015, the Company entered into privately-negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015” transactions), with certain of the initial purchasers of the 4.50% debentures due 2015 or their affiliates. The CSO2015 transactions represented a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures was reduced by the sales prices of the 4.50% Warrants. The transactions effectively reduced the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

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

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of October 2, 2016, no 4.50% Warrants remained outstanding.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 5). As of both October 2, 2016 and January 3, 2016, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date.

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

As of October 2, 2016, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit. The Company had no outstanding borrowings under the revolving credit facility as of January 3, 2016.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of October 2, 2016 and January 3, 2016, letters of credit issued and outstanding under the facility with Banco Santander, S.A. totaled $43.8 million and zero, respectively.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank and Deutsche Bank Trust (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of October 2, 2016 and January 3, 2016, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $46.0 million and zero, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of October 2, 2016 and January 3, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled zero and $294.5 million, respectively. As of October 2, 2016 and January 3, 2016, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $250.6 million and zero, respectively.

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

As of October 2, 2016 and January 3, 2016, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million and $8.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of October 2, 2016 and January 3, 2016, the aggregate carrying value of the Construction Revolver totaled $57.7 million and zero, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value
(In thousands)	October 2, 2016	January 3, 2016	Balance Sheet Classification
Residential Lease Program
Bridge loans	$4,450	$—	Long-term debt
Long-term loans	254,775	171,752	Short-term debt and Long-term debt
Financing arrangements with third parties	52,868	36,784	Accrued liabilities and Other long-term liabilities
Tax equity partnership flip facilities	153,339	128,594	Redeemable non-controlling interests in subsidiaries and non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Stanford and Turlock credit facility	$201,563	$—	Short-term debt and Long-term debt
Henrietta credit facility	—	216,691	Short-term debt and Long-term debt
Boulder I credit facility	154,309	—	Short-term debt and Long-term debt
Rio Bravo credit facility	112,586	—	Short-term debt
Wildwood credit facility	41,588	—	Short-term debt
El Pelicano credit facility	47,026	—	Long-term debt
Hooper credit facility	—	37,269	Short-term debt and Long-term debt
Construction Revolver	57,662	—	Short-term debt and Long-term debt
Arizona loan	7,820	8,113	Short-term debt and Long-term debt

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended October 2, 2016, the Company had net proceeds (repayments) of $(30.6) million and $3.5 million, respectively, in connection with these loans. As of October 2, 2016, the aggregate carrying amount of these loans, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $4.5 million.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three and nine months ended October 2, 2016, the Company had net proceeds of $80.8 million and $82.9 million, respectively, in connection with these loans. During the three and nine months ended September 27, 2015, the Company had net proceeds of $25.4 million and $79.4 million, respectively, in connection with these loans. As of October 2, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $254.8 million and $171.8 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. During the three and nine months ended October 2, 2016, the Company had net proceeds of $4.9 million and $19.8 million, respectively, in connection with these facilities. During the three and nine months ended September 27, 2015, the Company had net proceeds (repayments) of $2.2 million and $(37.8) million, respectively. As of October 2, 2016, and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $52.9 million and $36.8 million, respectively (see Note 5).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended October 2, 2016, the Company had net contributions of $28.0 million and $78.3 million, respectively, under these facilities and attributed losses of $18.7 million and $55.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. During the three and nine months ended September 27, 2015, the Company had net contributions of $39.6 million and $126.9 million, respectively, under these facilities and attributed losses of $31.1 million and $80.9 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. As of October 2, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $153.3 million and $128.6 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small scale utility projects in the United States. During the three and nine months ended October 2, 2016, we had net proceeds of $44.9 million and $57.2 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $57.7 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During the three and nine months ended October 2, 2016, the Company had net proceeds of $36.5 million and $147.4 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $154.3 million.

In fiscal 2016, the Company entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During the three and nine months ended October 2, 2016, the Company had net proceeds of $32.5 million and $109.8 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $112.6 million.

In fiscal 2016, the Company entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During the three and nine months ended October 2, 2016, the Company had net proceeds of $13.5 million and $38.5 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $41.6 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three and nine months ended October 2, 2016, the Company had net proceeds of zero and $192.2 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $201.6 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During both the three and nine months ended October 2, 2016, the Company had net proceeds of $41.4 million in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $47.0 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta power plant in California. During the three months ended October 2, 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, during both the three and nine months ended October 2, 2016, the Company had net repayments of $216.7 million in connection with the facility. As of January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In the first quarter of fiscal 2016, the Company repaid the full amount outstanding. During the nine months ended October 2, 2016, the Company had net repayments of $37.3 million, in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both October 2, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.8 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 6 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of October 2, 2016 and January 3, 2016, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	October 2, 2016	January 3, 2016
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$425	$—
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	4	—
Foreign currency option contracts	Other long-term assets	356	—
		$785	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$46	$—
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	2,400	8,734
		$2,446	$8,734

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$880	$—
Foreign currency forward exchange contracts	Accrued liabilities	—	141
Foreign currency option contracts	Other long-term liabilities	535	—
Interest rate contracts	Other long-term liabilities	792	583
		$2,207	$724

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$120	$—
Foreign currency forward exchange contracts	Accrued liabilities	7,803	2,175
Interest rate contracts	Other long-term liabilities	453	450
		$8,376	$2,625

	October 2, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$3,231	$—	$3,231	$3,231	$—	$—
Derivative liabilities	$10,583	$—	$10,583	$3,231	$—	$7,352

	January 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$8,734	$—	$8,734	$2,316	$—	$6,418
Derivative liabilities	$3,349	$—	$3,349	$2,316	$—	$1,033

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(939)	$(635)	$5,942	$(1,443)
Unrealized gain (loss) recognized in OCI (effective portion)	(39)	4,704	(50)	9,339
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	95	95	(6,775)	(3,732)
Net change in derivatives	$56	$4,799	$(6,825)	$5,607
Gain (loss) in OCI at the end of the period	$(883)	$4,164	$(883)	$4,164

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and nine months ended October 2, 2016, and September 27, 2015:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(117)	$(666)	$(1,788)	$(1,289)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(6,090)	$(39)	$(17,799)	$1,112

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

As of October 2, 2016, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $53.3 million, and $7.0 million, respectively. As of January 3, 2016, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $23.6 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of October 2, 2016, to hedge balance sheet exposure, the Company held options contracts and forward contracts with an aggregate notional value of $23.5 million and $55.3 million, respectively. The maturity dates of these contracts range from October 2016 to January 2017. As of January 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $12.1 million. The maturity dates of these contracts ranged from December 2015 to April 2016.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both October 2, 2016 and January 3, 2016, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $7.8 million and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $64.3 million. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

In the three and nine months ended October 2, 2016, the Company's income tax provision of $7.0 million and $16.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $65.6 million and $257.0 million, respectively, was primarily due to projected tax expense in profitable jurisdictions, the recognition of U.S. prepaid income tax due to intercompany transactions, settlement of certain foreign audits, and provision-to-return adjustments in U.S. and foreign jurisdictions. In the three and nine months ended September 27, 2015, the Company's income tax provision of $36.2 million and income tax provision of $37.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $56.1 million and $111.0 million, respectively, was primarily due to projected tax expense resulting from forecasted taxable income for fiscal 2015, primarily driven by transactions with the 8point3 Group, the geographic mix of jurisdictions with profit before tax, book to tax differences, and accruals of unrecognized tax benefits in the current period, partially offset by the utilization of net operating loss and credit carryforwards. For the reporting period ended October 2, 2016, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefitted.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(40,545)	$(56,326)	$(195,946)	$(59,398)
Denominator
Basic weighted-average common shares	138,209	136,473	137,832	134,294

Basic net income (loss) per share	$(0.29)	$(0.41)	$(1.42)	$(0.44)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(40,545)	$(56,326)	$(195,946)	$(59,398)
Add: Interest expense incurred on the 4.00% debentures due 2023, net of tax	—	n/a	—	n/a
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	—	—	—
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—	—	—
Net income (loss) available to common stockholders	$(40,545)	$(56,326)	$(195,946)	$(59,398)
Denominator
Basic weighted-average common shares	138,209	136,473	137,832	134,294
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Upfront Warrants (held by Total)	—		—	—
Warrants (under the CSO2015)	n/a	—	n/a	—
4.00% debentures due 2023	—	n/a	—	n/a
0.75% debentures due 2018	—	—	—	—
0.875% debentures due 2021	—	—	—	—
Dilutive weighted-average common shares	138,209	136,473	137,832	134,294

Diluted net income (loss) per share	$(0.29)	$(0.41)	$(1.42)	$(0.44)

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

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016[1]	September 27, 2015[1]	October 2, 2016[1]	September 27, 2015[1]
Stock options	141	168	141	168
Restricted stock units	5,384	3,718	5,384	3,718
Upfront Warrants (held by Total)	3,179	6,531	4,962	6,880
Warrants (under the CSO2015)	n/a	n/a	n/a	1,218
4.00% debentures due 2023	13,922	n/a	13,922	n/a
0.75% debentures due 2018	12,026	12,026	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203

[1]
As a result of the net loss per share for the three and nine months ended October 2, 2016 and the three and nine months ended September 27, 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of Residential revenue	$2,083	$1,541	$4,562	$3,675
Cost of Commercial revenue	1,744	917	3,141	1,836
Cost of Power Plant revenue	2,202	1,752	7,914	4,525
Research and development	2,936	2,172	8,934	6,825
Sales, general and administrative	6,942	8,516	24,351	25,623
Total stock-based compensation expense	$15,907	$14,898	$48,902	$42,484

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restricted stock units	$14,011	$14,517	$47,178	$43,906
Change in stock-based compensation capitalized in inventory	1,896	381	1,724	(1,422)
Total stock-based compensation expense	$15,907	$14,898	$48,902	$42,484

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's President and Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment (see Note 1). The Residential and Commercial Segments combined are referred to as Distributed Generation.

The CODM assesses the performance of the three end-customer segments using information about their revenue, gross margin, and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") after certain adjustments, described below in further detail. Additionally, for purposes of calculating Adjusted EBITDA, the calculation includes equity in earnings of unconsolidated investees and net loss attributable to noncontrolling interests and redeemable noncontrolling interests and excludes cash interest expense, net of interest income, and depreciation. The CODM does not review asset information by segment.

Adjustments Made for Segment Purposes

8point3 Energy Partners

The Company includes adjustments related to the sales of projects contributed to 8point3 based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion is deferred in proportion to the Company’s retained equity interest in 8point3. Under U.S. GAAP (“GAAP”), these sales are recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition.

Utility and power plant projects

The Company includes adjustments related to the revenue recognition of certain utility and power plant projects based on percentage-of-completion accounting and, when relevant, the allocation of segment revenue and margin to the Company’s project development efforts at the time of initial project sale. Under GAAP, such projects are accounted for under real estate accounting guidance, under which no separate allocation to the Company’s project development efforts occurs and the amount of revenue and margin that is recognized may be limited in circumstances where the Company has certain forms of continuing involvement in the project. Over the life of each project, cumulative revenue and gross margin will eventually be equivalent under both the GAAP and segment treatments; however, revenue and gross margin will generally be recognized earlier under the Company’s segment treatment. Within each project, the relationship between the adjustments to revenue and gross margins is generally consistent. However, as the Company may have multiple utility and power plant projects in differing stages of progress at any given time, the relationship in the aggregate will occasionally appear otherwise.

Sale of operating lease assets

The Company includes adjustments related to the revenue recognition on the sale of certain solar assets subject to an operating lease (or of solar assets that are leased by or intended to be leased by the third-party purchaser to another party) based on the net proceeds received from the purchaser. Under GAAP, these sales are accounted for as borrowing transactions in accordance with lease accounting guidance. Under such guidance, revenue and profit recognition is based on rental payments made by the end lessee, and the net proceeds from the purchaser are recorded as a non-recourse borrowing liability, with imputed interest expense recorded on the liability. This treatment continues until the Company has transferred the substantial risks of ownership, as defined by lease accounting guidance, to the purchaser, at which point the sale is recognized.

Sale-leaseback transactions

The Company includes adjustments related to the revenue recognition on certain sale-leaseback transactions based on the net proceeds received from the buyer-lessor. Under GAAP, these transactions are accounted for under the financing method in accordance with real estate accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to the Company’s incremental borrowing rate adjusted solely to prevent negative amortization.

Stock-based compensation

The Company incurs stock-based compensation expense related primarily to the Company’s equity incentive awards. The Company excludes this expense from its segment results.

Amortization of intangible assets

The Company incurs amortization expense on intangible assets as a result of acquisitions, which includes patents, project assets, purchased technology, in-process research and development and trade names. The Company excludes this expense from its segment results.

Non-cash interest expense

The Company incurs non-cash interest expense related to the amortization of items such as original issuance discounts on certain of its convertible debt. The Company excludes this expense from its segment results.

Restructuring expense

The Company incurs restructuring expense related to reorganization plans aimed towards realigning resources consistent with the Company's global strategy and improving its overall operating efficiency and cost structure. The Company excludes this expense from its segment results.

Goodwill Impairment

In the third quarter of fiscal 2016, the Company performed an interim goodwill impairment evaluation due to market circumstances at the time, including a decline in the Company's stock price which resulted in the market capitalization of the Company being below its book value. The Company's preliminary calculation determined that the implied fair value of goodwill for all reporting units was zero and therefore recorded a goodwill impairment loss of $147.4 million, which includes $89.6 million of goodwill recognized in the third quarter of 2016 in connection with the Company's acquisition of the remaining 50% of AUOSP (see Notes 3 and 4). The Company excludes from its segment results the impairment of goodwill arising from business combinations prior to the acquisition of AUOSP. No adjustment was made for the impairment of the goodwill arising from the acquisition of AUOSP.

Arbitration ruling

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce declared a binding partial award in the matter of an arbitration between First Philippine Electric Corporation (“FPEC”) and First Philippine Solar Corporation (“FPSC”) against SunPower Philippines Manufacturing, Ltd. (“SPML”), the Company’s wholly-owned subsidiary. The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The second partial and final awards dated July 14, 2015 and September 30, 2015, respectively, reduced the estimated amounts to be paid to FPEC, and on July 22, 2016, SPML entered into a settlement with FPEC and FPSC and paid a total of $50.5 million in settlement of all claims between the parties. As a result, the Company recorded its best estimate of probable loss related to this case at the time of the initial ruling and updated the estimate as circumstances warranted. The Company excludes these amounts from its segment results.

IPO-related costs

The Company incurred costs related to the IPO of 8point3 related to legal, accounting, advisory, valuation, and other expenses, as well as modifications to or terminations of certain existing financing structures in preparation for the sale to 8point3. The Company excludes these costs from its segment results.

Other

The Company combines amounts previously disclosed under separate captions into “Other” when amounts do not have a significant impact on the presented fiscal periods.

Segment and Geographical Information

The following tables present information by end-customer segment including revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, as well as information about significant customers and revenue by geography, based on the destination of the shipments.

	Three Months Ended		Nine Months Ended
(In thousands):	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue
Distributed Generation
Residential
Solar power systems, components, and others	$114,537	$113,746	$323,443	$331,149
Residential leasing	55,808	49,817	176,424	139,943
Commercial	139,954	84,983	290,041	197,030
Power Plant	419,047	131,672	744,765	533,987
Total revenue	$729,346	$380,218	$1,534,673	$1,202,109
Cost of revenue
Distributed Generation
Residential
Solar power systems, components, and others	$97,040	$89,063	$263,098	$262,418
Residential leasing	41,796	37,348	132,857	103,744
Commercial	132,618	72,337	267,367	178,059
Power Plant	328,684	118,826	649,312	433,545
Total cost of revenue	$600,138	$317,574	$1,312,634	$977,766
Gross margin
Distributed Generation
Residential
Solar power systems, components, and others	$17,497	$24,683	$60,345	$68,731
Residential leasing	14,012	12,469	43,567	36,199
Commercial	7,336	12,646	22,674	18,971
Power Plant	90,363	12,846	95,453	100,442
Total gross margin	$129,208	$62,644	$222,039	$224,343

	Three Months Ended October 2, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$176,433	$143,135	$450,540	$36,363	20.6%	$12,279	8.6%	$105,450	23.4%
8point3 Energy Partners	1,336	(3,181)	(31,456)	250		(2,162)		(11,876)
Utility and power plant projects	—	—	(37)	—		—		(47)
Sale of operating lease assets	(7,424)	—	—	(2,085)		—		—
Sale-leaseback transactions	—	—	—	—		(85)		—
Stock-based compensation	—	—	—	(2,083)		(1,744)		(2,202)
Amortization of intangible assets	—	—	—	(869)		(868)		(830)
Non-cash interest expense	—	—	—	(67)		(84)		(132)
GAAP	$170,345	$139,954	$419,047	$31,509	18.5%	$7,336	5.2%	$90,363	21.6%

	Three Months Ended September 27, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$162,252	$145,913	$133,239	$36,081	22.2%	$31,262	21.4%	$10,879	8.2%
8point3 Energy Partners	1,311	(60,930)	—	508		(18,804)		—
Utility and power plant projects	—	—	(1,567)	—		—		516
Stock-based compensation	—	—	—	(1,541)		(917)		(1,752)
Amortization of intangible assets	—	—	—	(197)		(104)		(300)
Non-cash interest expense				(155)		(90)		(242)
Arbitration ruling	—	—	—	2,456		1,299		3,745
GAAP	$163,563	$84,983	$131,672	$37,152	22.7%	$12,646	14.9%	$12,846	9.8%

	Nine Months Ended October 2, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$523,942	$305,868	$775,736	$116,195	22.2%	$32,584	10.7%	$116,927	15.1%
8point3 Energy Partners	3,935	(3,181)	(17,481)	1,154		(2,341)		(7,749)
Utility and power plant projects	—	—	(13,490)	—		—		(7,732)
Sale of operating lease assets	(28,010)	—	—	(8,163)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(3,073)		—
Stock-based compensation	—	—	—	(4,562)		(3,141)		(7,915)
Amortization of intangible assets	—	—	—	(1,856)		(2,102)		(1,153)
Non-cash interest expense	—	—	—	(201)		(175)		(510)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$499,867	$290,041	$744,765	$103,912	20.8%	$22,674	7.8%	$95,453	12.8%

	Nine Months Ended September 27, 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$469,781	$257,960	$520,971	$106,769	22.7%	$38,303	14.8%	$87,454	16.8%
8point3 Energy Partners	1,311	(60,930)	—	508		(18,804)		—
Utility and power plant projects	—	—	13,016	—		—		16,095
Stock-based compensation	—	—	—	(3,675)		(1,836)		(4,524)
Amortization of intangible assets	—	—	—	(197)		(104)		(300)
Non-cash interest expense	—	—	—	(518)		(252)		(876)
Arbitration ruling	—	—	—	2,084		1,697		2,678
Other	—	—	—	(41)		(33)		(85)
GAAP	$471,092	$197,030	$533,987	$104,930	22.3%	$18,971	9.6%	$100,442	18.8%

	Three Months Ended		Nine Months Ended
(In thousands):	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$30,505	$43,777	$97,175	$151,483
Commercial	(475)	22,724	(2,671)	13,736
Power Plant	100,007	603	75,207	52,576
Total Segment Adjusted EBITDA as reviewed by CODM	$130,037	$67,104	$169,711	$217,795
Reconciliation to Consolidated Statements of Income (Loss)
8point3 Energy Partners	(19,320)	(19,371)	(48,078)	(14,683)
Utility and power plant projects	(47)	516	(7,732)	16,095
Sale of operating lease assets	(2,098)	—	(8,197)	—
Sale-leaseback transactions	(277)	—	(3,265)	—
Stock-based compensation	(15,907)	(14,898)	(48,902)	(42,484)
Amortization of intangible assets	(3,018)	(1,098)	(14,351)	(2,094)
Non-cash interest expense	(308)	(517)	(963)	(5,768)
Restructuring expense	(31,202)	(726)	(31,415)	(6,056)
Goodwill impairment	(57,765)	—	(57,765)	—
Arbitration ruling	—	7,500	5,852	6,459
IPO-related costs	—	(1,233)	(35)	(26,364)
Other	20	(16)	31	(175)
Equity in earnings of unconsolidated investees	(16,770)	(5,052)	(24,356)	(9,107)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(15,362)	(30,959)	(53,559)	(80,403)
Cash interest expense, net of interest income	(14,990)	(8,348)	(40,318)	(27,463)
Depreciation	(36,809)	(36,142)	(108,365)	(95,566)
Corporate and unallocated items	18,188	(12,873)	14,724	(41,178)
Loss before taxes and equity in earnings of unconsolidated investees	$(65,628)	$(56,113)	$(256,983)	$(110,992)

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue):		October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	17%	*	15%	*
Southern Renewable Partnerships, LLC	Power Plant	35%	n/a	17%	n/a
MidAmerican Energy Holdings Company	Power Plant	*	*	*	18%

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue):	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue by geography:
United States	87%	74%	82%	69%
Japan	8%	11%	6%	14%
Rest of World	5%	15%	12%	17%
	100%	100%	100%	100%

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, while fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. The third quarter of fiscal 2016 ended on October 2, 2016, while the third quarter of fiscal 2015 ended on September 27, 2015. The third quarters of fiscal 2016 and fiscal 2015 were both 13-week quarters.

Outlook

Demand

We remain focused on each of our three business segments. We believe that our key growth areas will be in our U.S. market in our Residential business and in emerging markets in our Commercial and Power Plant businesses. We plan to focus our Power Plant business development resources on a limited number of core markets, primarily in the Americas, where we believe we have a sustainable competitive advantage. Outside of these core markets, we will focus our Power Plant business on the sale of our new Oasis® complete solution, incorporating Performance Series panel technology, to developers and EPC companies in global markets. We are working to expand our global components sales capabilities and international commercial opportunities. Market conditions, however, can deteriorate after we have committed to projects; for example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices.

In June 2015, 8point3 Energy Partners, our joint YieldCo vehicle formed to own, operate, and acquire solar energy generation assets, completed its initial public offering. 8point3 Energy Partners remains a source of demand for our business and we plan to continue to sell to it our solar energy generating assets, including utility-scale solar power plants, commercial solar projects, and portfolios of residential solar power systems. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, please see "Note 10. Equity Method Investments – Equity Investment in 8point3 Energy Partners" and "– Related-Party Transactions with Investees."

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and approval of California Net Metering "NEM 2.0." We believe these factors will strengthen long-term demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions and complement our strong, existing core business. However, in the near term, the extension of the ITC has had adverse impacts on our business, as it has reduced the pressure for commercial or residential customers to make purchases before the end of 2016, which was the time when the ITC had previously been set to expire, and instead has pushed demand from these customers into fiscal 2017 and 2018. For more information about the ITC and other policy mechanisms, please refer to the section titled "Part I. Item 1. Business—Regulations—Public Policy Considerations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors," including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 and under the caption “Part I. Item 1A. Risk Factors,” including “Our operating results are subject to significant fluctuations and are inherently unpredictable.” in this Quarterly Report on Form 10-Q.

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our HelixTM product for our Commercial Segment during fiscal 2015, and in the first quarter of fiscal 2016 we launched our SunPower EquinoxTM product for our Residential Segment. The SunPower Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. During fiscal 2016 we also launched our new generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, in the fourth quarter of fiscal 2015 we announced the launch of our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We plan to reduce our overall solar cell manufacturing output to match profitable demand levels, with increasing bias toward our highest efficiency X-Series product platform. We recently closed our Philippine panel assembly facility and are transferring the equipment to our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we expect to reduce our back-contact panel assembly capacity while ramping production of our new Performance Series technology.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, please see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Note 9. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

M&A

During fiscal 2015 and fiscal 2016, we made strategic acquisitions and investments, including the acquisition of AUOSP in the third quarter of fiscal 2016, that will allow us to service a broader market with enhanced expertise. We look for similar investment opportunities to expand our business and portfolio of technology by making investments that will enable us to achieve our strategic vision.

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

Projects Under Contract

The table below presents significant construction and development projects under contract as of October 2, 2016:

Project	Location	Size (MW)	Third-Party Owner / Purchaser(s)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Boulder Solar Project I2	Nevada, USA	125	Southern Renewable Partnerships, LLC	NV Energy	2016
Rio Bravo Solar Projects	California, USA	50	Duke Energy Renewables Solar, LLC	Southern California Edison	2016
1Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

[2]
ROFO Project—pursuant to a Right of First Offer Agreement between SunPower and OpCo, the 8point3 Group has rights of first offer on interests, including minority interests, in these projects. For additional information on 8point3 Energy Partners and related transactions, please refer to the section titled "Note 7. Fair Value Measurements" and "Note 10. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10.

As of October 2, 2016, an aggregate of approximately $326.2 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of October 2, 2016:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Ticul Solar Projects	Mexico	400	Comision Federal Electricidad	2018
Guajiro Solar Project	Mexico	117	Comision Federal Electricidad	2018
El Pelicano Solar Project	Chile	111	Empresa de Transporte de Pasajeros Metro S.A.	2017
Iberdrola Gala Solar Project	Oregon, USA	71	Customer A	2017
Stanford Solar Generating Station	California, USA	68	Stanford University	2016
Turlock Solar Generating Station	California, USA	68	Turlock Irrigation District	2016
Boulder Solar Project II	Nevada, USA	50	Sierra Pacific Power Company	2016

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Distributed Generation
Residential	$170,345	$163,563	4%	$499,867	$471,092	6%
Commercial	139,954	84,983	65%	290,041	197,030	47%
Power Plant	419,047	131,672	218%	744,765	533,987	39%
Total revenue	$729,346	$380,218	92%	$1,534,673	$1,202,109	28%

Total Revenue:  Our total revenue increased by 92% and 28% during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, due to increased sales of solar power systems across all Segments and particularly due to the sale of the 128 MW Henrietta project in the Power Plant Segment during the third quarter of fiscal 2016.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 57% and 49% during the three and nine months ended October 2, 2016 as compared to 35% and 44% during the three and nine months ended September 27, 2015, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized increased primarily due to the sale of certain large-scale solar power systems in the Power Plant Segment, particularly the 128 MW Henrietta project, during the third quarter of fiscal 2016.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and nine months ended October 2, 2016 and September 27, 2015.

		Three Months Ended		Nine Months Ended
Revenue		October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	17%	*	15%	*
Southern Renewable Partnerships, LLC	Power Plant	35%	n/a	17%	n/a
MidAmerican Energy Holdings Company	Power Plant	*	*	*	18%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue increased four and six percent during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily due to an increase in sales of residential solar power systems in North America driven by stronger sales through our dealer network, an increase in the number of leases placed in service under our residential leasing program within the United States, and an increase in the proportion of capital leases relative to total leases placed in service.

Commercial Revenue:  Commercial revenue increased 65% and 47% during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily because of stronger sales of commercial components and systems in North America due to a favorable policy environment.

Power Plant Revenue: Power Plant revenue increased 218% and 39% during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily due to an increase in revenue recognized on certain large-scale utility projects in the North America, particularly the 128 MW Henrietta project, partially offset by a decline in component sales to Power Plant customers in Japan, France, and China in fiscal 2016.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Distributed Generation
Residential	$138,836	$126,411	10%	$395,955	$366,162	8%
Commercial	132,618	72,337	83%	267,367	178,059	50%
Power Plant	328,684	118,826	177%	649,312	433,545	50%
Total cost of revenue	$600,138	$317,574	89%	$1,312,634	$977,766	34%
Total cost of revenue as a percentage of revenue	82%	84%		86%	81%
Total gross margin percentage	18%	16%		14%	19%

Total Cost of Revenue: Our total cost of revenue increased 89% and 34% during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily as a result of the increase in the recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States during fiscal 2016, as well as write-downs totaling $16.5 million and $8.0 million on certain solar power development projects during the second and third quarters of fiscal 2016, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Distributed Generation
Residential	18%	23%	(5)%	21%	22%	(1)%
Commercial	5%	15%	(10)%	8%	10%	(2)%
Power Plant	22%	10%	12%	13%	19%	(6)%

Residential Gross Margin: Gross margin for our Residential Segment decreased five and one percentage points during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, as a result of declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general, partially offset by an increased volume of sales with favorable margins for residential leases and higher average selling prices for residential components and systems in North America.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased ten and two percentage points during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily because we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Note 10. Equity Method Investments-Equity Investment in 8point3 Energy Partners" in this Quarterly Report on Form 10-Q, as well as declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Gross Margin: Gross margin for our Power Plant Segment increased 12 percentage points during the three months ended October 2, 2016 as compared to the three months ended September 27, 2015 primarily due to the sale of certain large-scale solar power systems, particularly the 128 MW Henrietta project, during the third quarter of fiscal 2016. Gross margin for our Power Plant Segment decreased six percentage points during the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015 primarily because during fiscal 2016, we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Note 10. Equity Method Investments—Equity Investment in 8point3 Energy Partners" in this Quarterly Report on Form 10-Q. Additionally, during the second and third quarters of fiscal 2016 we experienced pressure on project pricing due to increased global competition and write-downs totaling $22.6 million on certain solar power development projects as a result of a variety of factors, including an increase in the internal rate of return expected by our customers in light of market conditions.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
R&D	$28,153	$24,973	13%	$92,270	$66,701	38%
As a percentage of revenue	4%	7%		6%	6%

R&D expense increased $3.2 million and $25.6 million, in the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as materials, consulting and outside services as we continue to develop our next generation solar technology and expand our product offering. The remaining increase was a result of other net expenses to support R&D programs as well as amortization of intangible assets attributable to R&D activity. These increases were partially offset by contributions under the R&D Agreement with Total.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
SG&A	$80,070	$81,109	(1)%	$262,544	$239,843	9%
As a percentage of revenue	11%	21%		17%	20%

SG&A expense decreased $1.0 million in the three months ended October 2, 2016 as compared to the three months ended September 27, 2015, respectively, due to a decrease in stock-based compensation expense attributable to SG&A functions. SG&A expense increased $22.7 million in the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015 due to an increase in selling and marketing expenses as we grow our sales teams and increase our marketing activity for residential and commercial products in North America and through digital media, as well as increases in other costs related to ongoing legal proceedings and non-cash charges primarily related to depreciation and the amortization and disposition of intangible assets.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Restructuring charges	$31,202	$726	n.m.	$31,415	$6,056	n.m.
As a percentage of revenue	4%	—%		2%	1%

Restructuring charges increased $30.5 million and $25.4 million during the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily related to severance charges associated with our August 2016 restructuring plan. Remaining restructuring charges are associated with legacy restructuring plans approved in fiscal 2014, 2012, and 2011.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Interest income	$630	$448	41%	$2,133	$1,498	42%
Interest expense	(15,813)	(8,796)	80%	(42,644)	(32,994)	29%
Gain on settlement of preexisting relationships in connection with acquisition	203,252	—	—%	203,252	—	—%
Loss on equity method investment in connection with acquisition	(90,946)	—	—%	(90,946)	—	—%
Goodwill impairment	(147,365)	—	—%	(147,365)	—	—%
Other, net	(5,169)	(3,601)	44%	(17,223)	8,761	(297)%
Other expense, net	$(55,411)	$(11,949)	364%	$(92,793)	$(22,735)	308%
As a percentage of revenue	(8)%	(3)%		(6)%	(2)%

Other expense, net increased $43.5 million and $70.1 million, in the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015, respectively, primarily driven by a $147.4 million expense related to the impairment of goodwill and a $90.9 million expense related to the impairment of our equity method investment in AUOSP, partially offset by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016. For more information on these transactions, see "—Note 3. Business Combinations" and "—Note 4. Goodwill and Other Intangible Assets" in "Item 1. Financial Statements—Notes to Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

The remainder of the increase in other expense, net was driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, an increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023 late in the fourth quarter of fiscal 2015 and additional interest incurred on financing activities related to our residential lease business in fiscal 2016, as well as unfavorable changes in the fair value of foreign currency derivatives and other net expenses.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Provision for income taxes	$(7,049)	$(36,224)	(81)%	$(16,878)	$(37,916)	(55)%
As a percentage of revenue	(1)%	(10)%		(1)%	(3)%

In the three and nine months ended October 2, 2016, our income tax provision of $7.0 million and $16.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $65.6 million and $257.0 million, respectively, was primarily due to the projected tax expense in profitable jurisdictions, the recognition of U.S. prepaid income tax due to intercompany transactions, settlement of certain foreign audits, and provision-to-return adjustments in U.S. and foreign jurisdictions. In the three and nine months ended September 27, 2015, our income tax provision of $36.2 million and $37.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $56.1 million and $111.0 million, respectively, was primarily due to projected tax expense resulting from forecasted taxable income for fiscal 2015, primarily driven by transactions with the 8point3 Group, book to tax differences, and accruals of unrecognized tax benefits in the current period, partially offset by utilization of net operating loss and credit carryforwards. The decrease in our income tax provision in the three and nine months ended October 2, 2016 as compared to the three and nine months ended September 27, 2015 was a result of an decrease in forecasted taxable income, partially offset by the settlement of certain foreign audits and provision-to-return adjustments in domestic and foreign jurisdictions.

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

We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of October 2, 2016, we believe there is insufficient evidence to realize additional deferred tax assets.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Equity in earnings of unconsolidated investees	$16,770	$5,052	232%	$24,356	$9,107	167%
As a percentage of revenue	2%	1%		2%	1%

Our equity in earnings of unconsolidated investees increased $11.7 million and $15.2 million in the three and nine months ended October 2, 2016, compared to the three and nine months ended September 27, 2015, respectively, primarily due to our share of the earnings generated by the activities of the 8point3 Group during fiscal 2016 as well as our share of the earnings generated by the activities of AUOSP during fiscal 2016 prior to the acquisition and subsequent consolidation of AUOSP. For more information on the acquisition of AUOSP, see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Business Combinations" in this Quarterly Report on Form 10-Q.

Net Loss

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Net loss	$(55,907)	$(87,285)	(36)%	$(249,505)	$(139,801)	78%

Net loss decreased by $31.4 million in the three months ended October 2, 2016 as compared to the three months ended September 27, 2015. The decrease in net loss was primarily driven by: (i) a $66.6 million increase in gross margin, primarily due to the substantial completion of certain large-scale solar power projects with favorable margins that was partially offset by $8.0 million of total write-downs on certain solar power development projects in the third quarter of fiscal 2016; (ii) a $29.2 million decrease in provision for income taxes primarily due to a decrease in the forecasted taxable income that reduced the overall tax provision in the period; and (iii) a $11.7 million increase in our equity in earnings of unconsolidated investees due to the activities of the 8point3 Group that took place during the third quarter of fiscal 2016 and the activities at our AUOSP joint venture prior to our acquisition of AUOSP. The decrease in net loss was partially offset by: (i) a $43.5 million increase in other expense, net primarily driven by a $147.4 million expense related to the impairment of goodwill and a $90.9 million expense related to the impairment of our equity method investment in AUOSP, partially offset by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP; (ii) a $30.5 million increase in restructuring expense primarily due to severance costs associated with the August 2016 restructuring plan; (iii) a $2.1 million increase in operating expenses due to increased marketing spend and increased headcount in R&D and sales departments in addition to certain non-cash charges.

Net loss increased by $109.7 million in the nine months ended October 2, 2016, as compared to the nine months ended September 27, 2015. The increase in net loss was primarily driven by: (i) a $70.1 million increase in other expense, net primarily driven by the impairment of goodwill and the loss on our equity method investment in AUOSP during the third quarter of fiscal 2016 (partially offset by the settlement of preexisting relationships with AUOSP), a gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during the second quarter of fiscal 2015, an overall increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023 late in the fourth quarter of fiscal 2015 and additional interest incurred on financing activities related to our residential lease business, and unfavorable changes in the fair value of foreign currency derivatives and other net expenses; (ii) a $48.3 million increase in operating expenses due to increased marketing spend and increased headcount in R&D and sales departments in addition to certain non-cash charges; and (iii) a $25.4 million increase in restructuring expense primarily due to severance costs associated with our August 2016 restructuring plan. The increase in net loss was partially offset by: (i) a $21.0 million decrease in provision for income taxes primarily due to a decrease in the forecasted taxable income that reduced the overall tax provision in the period; (ii) a $15.2 million increase in our equity in earnings of unconsolidated investees due to the activities of the 8point3 Group that took place during the third quarter of fiscal 2016 and the activities at our AUOSP joint venture prior to our acquisition of AUOSP; (iii) an increase in gross margin of $2.3 million primarily driven by the sale of certain large-scale solar power systems with high margins during the third quarter for fiscal 2016 that were mostly offset by write-downs totaling $24.5 million on certain solar power development projects during fiscal 2016 that were based on the estimated selling price of such projects, and by declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets and the completion of certain commercial projects with favorable margins in the first half of fiscal 2016.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$15,362	$30,959	(50)%	$53,559	$80,403	(33)%

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

In the three months ended October 2, 2016 and September 27, 2015, we attributed $15.4 million and $31.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $15.6 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

In the nine months ended October 2, 2016 and September 27, 2015, we attributed $53.6 million and $80.4 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $26.8 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

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

We evaluate the terms of our long-term inventory purchase agreements with suppliers for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products over a period of years; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or we enter into arrangements with third parties for the sale of raw materials that do not allow us to recover our current contractually committed price for such raw materials, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business.

Goodwill Impairment

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. If goodwill is determined more likely than not to be impaired upon an initial assessment of qualitative factors, a two-step valuation and accounting process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

We conduct our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of each year, or on an interim basis if circumstances warrant. Impairment of goodwill is tested at our reporting unit level. Management determined that the Residential Segment, the Commercial Segment, and the Power Plant Segment are also the reporting units. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and the resulting impact on our expectations for the performance of our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. For additional details see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Goodwill and Other Intangible Assets" in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	October 2, 2016	September 27, 2015
Net cash used in operating activities	$(798,338)	$(429,360)
Net cash provided by (used in) investing activities	$(267,706)	$62,977
Net cash provided by (used in) financing activities	$493,904	$(82,669)

Operating Activities

Net cash used in operating activities in the nine months ended October 2, 2016 was $798.3 million and was primarily the result of: (i) a net loss of $249.5 million; (ii) a $434.6 million increase in project assets primarily related to the construction of our Commercial and Power Plant solar energy projects in the Americas; (iii) a $203.3 million non-cash settlement of preexisting relationships in connection with the acquisition of AUOSP; (iv) a $144.2 million decrease in accounts payable and other accrued liabilities, primarily attributable to recognition of revenue of certain utility-scale projects; (v) a $136.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) a $101.1 million increase in inventories driven by construction of our solar energy projects; (vii) a $36.6 million increase in accounts receivable, primarily driven by billings; (viii) a $24.4 million increase in equity in earnings of unconsolidated investees; (ix) a $15.9 million decrease in billings in excess of costs and estimated earnings driven by the recognition revenue and corresponding costs of certain utility-scale projects; (x) a $14.4 million decrease in customer advances; and (xi) an $1.2 million in excess tax benefit from stock-based compensation. This was partially offset by: (i) other net non-cash charges of $176.5 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) a $147.4 million impairment of goodwill; (iii) $90.9 million in impairment of equity method investments; (iv) a $70.0 million decrease in prepaid expenses and other assets, primarily related to recognition of revenue and corresponding costs of certain utility-scale projects; (v) a $45.0 million decrease in advance payments made to suppliers; (vi) $17.9 million in non-cash restructuring charges; (vii) a $13.6 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; and (viii) a $2.1 million net change in deferred income taxes.

Net cash used in operating activities in the nine months ended September 27, 2015 was $429.4 million and was primarily the result of: (i) a net loss of $139.8 million; (ii) a $499.8 million increase in project assets primarily related to our Quinto Solar Energy Project; (iii) a $187.2 million increase in inventories driven by project assets for construction of solar power systems for Commercial and Power Plant projects in North America and purchases of polysilicon; (iv) a $108.4 million increase in long-term financing receivables related to our net investment in sales-type leases; (v) a $59.8 million decrease in accounts payable and other accrued liabilities; (vi) a $27.9 million gain on the sale of a residential lease portfolio to 8point3 Energy Partners; (vii) a $25.1 million excess tax benefit from stock-based compensation; (viii) a $21.0 million decrease in customer advances; (ix) a $9.1 million increase in equity in earnings of unconsolidated investees; and (x) a $4.0 million decrease in billings in excess of costs and estimated earnings driven by a decrease related to the Solar Star Projects. This was partially offset by: (i) a $292.1 million decrease in accounts receivable, primarily driven by the collection of retainage related to the Solar Star Projects; (ii) a $148.0 million decrease in costs and estimated earnings in excess of billings driven by a decrease related to the Solar Star Projects; (iii) other net non-cash charges of $147.6 million related to depreciation, non-cash interest charges and stock-based compensation; (iv) a $29.8 million decrease in advance payment made to suppliers; (v) a $22.7 million net change in deferred income taxes and income tax liabilities and (vi) a $12.6 million decrease in prepaid expenses and other assets driven by an increase in deferred costs related to the Solar Star Projects.

Investing Activities

Net cash used in investing activities in the nine months ended October 2, 2016 was $267.7 million, which included (i) $216.2 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $24.0 million paid for the acquisition of AUOSP, net of cash acquired; (iii) a $12.9 million increase in restricted cash (iv) $11.0 million paid for investments in consolidated and unconsolidated investees; and (v) $9.8 million in payments to 8point3 Energy Partners. This was offset by: (i) $6.2 million in proceeds from sales or maturities of marketable securities.

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

Financing Activities

Net cash provided by financing activities in the nine months ended October 2, 2016 was $493.9 million, which included: (i) $344.7 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $106.2 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (iii) $78.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease projects; and (iv) $1.2 million in excess tax benefit from stock-based compensation. This was partially offset by: (i) $21.0 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (ii) $15.6 million in repayments of bank loans and other debt.

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

Debt and Credit Sources

Convertible Debentures

As of October 2, 2016, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of October 2, 2016, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of October 2, 2016, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

As of October 2, 2016, we had $17.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of October 2, 2016, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve.

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

As of October 2, 2016, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of October 2, 2016, we had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of October 2, 2016, letters of credit issued and outstanding under the facility with Banco Santander, S.A. totaled $43.8 million.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank and Deutsche Bank Trust (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of October 2, 2016, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $46.0 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of October 2, 2016, there were no letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank. As of October 2, 2016, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $250.6 million.

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

As of October 2, 2016 letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

As of October 2, 2016, outstanding borrowings under the Construction Revolver totaled $57.7 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended October 2, 2016, we had net proceeds (repayments) of $(30.6) million and $3.5 million, respectively, in connection with these loans. As of October 2, 2016, the aggregate carrying amount of these loans, presented in "Long-term debt" on our Consolidated Balance Sheets, was $4.5 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three and nine months ended October 2, 2016, we had net proceeds of $80.8 million and $82.9 million, respectively, in connection with these loans. During the three and nine months ended September 27, 2015, we had net proceeds of $25.4 million and $79.4 million, respectively, in connection with these loans. As of October 2, 2016, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $254.8 million and $171.8 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three and nine months ended October 2, 2016, we had net proceeds of $4.9 million and $19.8 million, respectively, in connection with these facilities. During the three and nine months ended September 27, 2015, we had net proceeds (repayments) of $2.2 million and $(37.8) million, respectively, in connection with these facilities. As of October 2, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on our Consolidated Balance Sheets, was $52.9 million and $36.8 million, respectively (see Note 5).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended October 2, 2016, we had net contributions of $28.0 million and $78.3 million, respectively, under these facilities and attributed losses of $18.7 million and $55.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and nine months ended September 27, 2015, we had net contributions of $39.6 million and $126.9 million, respectively, under these facilities and attributed losses of $31.1 million and $80.9 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of October 2, 2016 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $153.3 million and $128.6 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. During the three and nine months ended October 2, 2016, we had net proceeds of $44.9 million and $57.2 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying value of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $57.7 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During both the three and nine months ended October 2, 2016, we had net proceeds of $36.5 million and $147.4 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $154.3 million.

In fiscal 2016, we entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During both the three and nine months ended October 2, 2016, we had net proceeds of $32.5 million and $109.8 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was $112.6 million.

In fiscal 2016, we entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During both the three and nine months ended October 2, 2016, we had net proceeds of $13.5 million and $38.5 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was $41.6 million.

In fiscal 2016, we entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During the three and nine months ended October 2, 2016, we had net proceeds of zero and $192.2 million, respectively, in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $201.6 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During both the three and nine months ended October 2, 2016, we had net proceeds of $41.4 million in connection with the facility. As of October 2, 2016, the aggregate carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $47.0 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta utility-scale power plant in California. During the three months ended October 2, 2016, in connection with the sale of the project, we repaid the full amount outstanding, and as a result, during both the three and nine months ended October 2, 2016, the Company had net repayments of $216.7 million in connection with the facility. As of January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $216.7 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In the first quarter of fiscal 2016, we repaid the full amount outstanding. During the nine months ended October 2, 2016, we had net repayments of $37.3 million in connection with the facility. As of January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $37.3 million.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both October 2, 2016, and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.8 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Leasing" in this Quarterly Report on Form 10-Q for a discussion of the Company’s sale-leasebacks accounted for under the financing method.

Liquidity

As of October 2, 2016, we had unrestricted cash and cash equivalents of $383.9 million as compared to $954.5 million as of January 3, 2016. Our cash balances are held in numerous locations throughout the world and as of October 2, 2016, we had approximately $90.3 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $220 million to $240 million in fiscal 2016 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new Performance Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of October 2, 2016, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Leasing"). During the nine months ended October 2, 2016, we received $91.7 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2016, we drew down $86.0 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of October 2, 2016, the short-term and long-term balances of the loans were $7.3 million and $247.5 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of October 2, 2016, outstanding amounts related to our project financing totaled $881.8 million.

We believe that our current cash, cash equivalents, cash expected to be generated from operations and funds available under our existing credit facilities will be sufficient to meet our working capital needs and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants. Additionally, we work with our vendors to obtain favorable payment terms, when possible, and may choose to reduce manufacturing output to reduce inventory in order to optimize our working capital. We may also choose to explore additional options in connection with our short-term liquidity needs, such as selling raw materials inventory to third parties, liquidating certain investments, discontinuing the development of certain projects, implementing restructuring plans, and deferring or canceling uncommitted capital expenditures and other investment or acquisition activities. We expect to be able to supplement our short-term liquidity, if necessary, with access to capital markets and additional credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. However, there can be no assurance that our liquidity will be adequate over time or that we will in fact have access to capital markets on reasonable terms or at all. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments or guarantee certain financial obligations of our investments, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. As of October 2, 2016, we had $295.3 million available to us under the revolving credit facility. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including the ratio that our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, will not exceed 4.5 to 1. We expect to not be in compliance with this covenant at some point in the next twelve months, and it is possible that we may not be in compliance with other covenants in the future, which could affect the availability of borrowings under the line, if not remedied. Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. As of October 2, 2016, we had $139.9 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of October 2, 2016:

		Payments Due by Fiscal Period
(In thousands)	Total	2016 (remaining three months)	2017-2018	2019-2020	Beyond 2020
Convertible debt, including interest[1]	$1,252,111	$5,751	$344,194	$41,000	$861,166
IFC mortgage loan, including interest[2]	17,940	171	17,769	—	—
CEDA loan, including interest[3]	66,982	645	5,100	5,100	56,137
Other debt, including interest[4]	1,140,784	320,287	274,979	70,176	475,342
Future financing commitments[5]	9,048	7,487	1,561	—	—
Operating lease commitments[6]	123,384	4,684	28,949	24,817	64,934
Sale-leaseback financing[7]	111,390	2,876	16,986	14,930	76,598
Capital lease commitments[8]	5,084	286	2,084	1,248	1,466
Non-cancellable purchase orders[9]	218,833	218,833	—	—	—
Purchase commitments under agreements[10]	1,171,116	274,716	555,859	337,541	3,000
Deferred purchase consideration in connection with acquisition	61,100	—	1,100	60,000	—
Total	$4,177,772	$835,736	$1,248,581	$554,812	$1,538,643

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on October 2, 2016. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $17.5 million outstanding principal amount as of October 2, 2016. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

[5]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $9.0 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of October 2, 2016, total liabilities associated with uncertain tax positions were $44.1 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of October 2, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 3% and 4% of our total revenue in the three and nine months ended October 2, 2016, respectively, and 5% and 8% of our total revenue in the three and nine months ended September 27, 2015, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $1.9 million and $5.6 million in the three and nine months ended October 2, 2016, respectively, and $1.8 million and $9.0 million in the three and nine months ended September 27, 2015, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of October 2, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $76.8 million and $62.3 million, respectively. As of January 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $35.7 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of October 2, 2016 and January 3, 2016, advances to suppliers totaled $314.1 million and $359.1 million, respectively. Two suppliers accounted for 86% and 14% of total advances to suppliers as of October 2, 2016, and 82% and 16% as of January 3, 2016.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of 12 months or less. We regularly evaluate the credit standing of our counterparty financial institutions.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of October 2, 2016, the outstanding principal balance of our variable interest borrowings was $700.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $3.0 million in money market funds as of October 2, 2016 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of October 2, 2016 and January 3, 2016, investments of $(43.7) million and $186.4 million, respectively, are accounted for using the equity method, and $48.5 million and $36.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of October 2, 2016 and January 3, 2016 included the negative balance of $55.2 million and $30.9 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $898.0 million as of October 2, 2016. The aggregate estimated fair value of our outstanding convertible debentures was $1,253.2 million as of January 3, 2016. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $987.8 million and $1,378.5 million as of October 2, 2016 and January 3, 2016, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $808.2 million and $1,127.9 million as of October 2, 2016 and January 3, 2016, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2016 at a reasonable assurance level.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 4, 2016 through July 31, 2016	6,504	$14.88	—	—
August 1, 2016 through August 28, 2016	24,737	$11.80	—	—
August 29, 2016 through October 2, 2016	93,789	$9.52	—	—
	125,030	$10.25	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

SUNPOWER CORPORATION

Dated: November 9, 2016	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.69
Stock Purchase Agreement, dated September 19, 2016, by and between SunPower Technology, Ltd. and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016).

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