Form 10-K
period 2017-01-01
SUNPOWER CORP
filed 2017-02-17
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 3, 2016 was $906 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 1, 2016. For purposes of determining this amount only, the registrant has defined affiliates as including Total Energies Nouvelles Activités USA, formerly known as Total Gas & Power USA, SAS and the executive officers and directors of registrant on July 1, 2016.

The total number of outstanding shares of the registrant’s common stock as of February 10, 2017 was 138,651,751.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2017 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

INTRODUCTORY NOTES

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, EnergyLink™, InvisiMount®, Tenesol®, Greenbotics®, Customer Cost of Energy™ ("CCOE™"), SunPower Spectrum™, Helix™, Equinox™, Signature™, SolarBridge®, and The Power of One™. Other trademarks appearing in this report are the property of their respective owners.

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

Residential

Residential Systems

We offer a complete set of residential solutions that deliver value to homeowners and our dealer partners. We have developed the capability to deliver AC panels with factory-integrated microinverters. AC system architecture, as compared with DC systems, facilitates direct panel installation, eliminating the need to mount or assemble additional components on the roof or the side of a building, driving down system costs, improving overall system reliability, and providing improved, cleaner design aesthetics. As part of our complete solution approach, we offer our Equinox™ residential market product, a fully-integrated solar platform utilizing Maxeon® cells, AC panel architecture, and EnergyLink™ monitoring hardware to combine solar power production and energy management, allowing residential customers to quickly and easily complete their system installations and to ensure always-on connectivity so homeowners can easily access their data anytime, anywhere. The Equinox platform is also sold with our Smart Energy software analytics, which provides our customers with detailed information about their energy consumption and production, enabling them to further reduce their energy costs.

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

We support our hardware development with investments in our proprietary set of advanced monitoring applications (the "SunPower Monitoring System") and our EnergyLink™ customer portal, which enable customers to gain visibility into their solar system production and household energy consumption. This software is available for use on the web or through the SunPower mobile application on smartphones and tablets. In fiscal 2016, we issued nine software upgrades to our EnergyLink customer portal offering and, as a result, have experienced increases in customer traffic, engagement, satisfaction, and referrals.

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

We also have the ability to sell residential systems to 8point3 Energy Partners LP, a joint Yieldco vehicle in which we have an approximately 37% ownership stake, through transactions in which we sell portfolios of residential leases. For additional information on transactions with 8point3 Energy Partners LP, please see "Item 8. Financial Statements and Supplementary Data—Note 10. Equity Method Investments" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Commercial

Commercial Roof and Ground Mounted Systems

As part of our complete solution product approach, we offer our Helix™ commercial market product. The Helix system is a pre-engineered, modular solution that combines our industry-leading solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that is built to last and fast to install, enabling customers to scale their solar programs quickly with minimal business disruption. The Helix platform is standardized across rooftop, carport and ground installations and designed to lower system cost while improving performance. The Helix platform is also bundled with our Smart Energy software analytics, which provides our customers with detailed information about their energy consumption and production, enabling them to further reduce their energy costs.

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

Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party global dealer network and to 8point3 Energy Partners, and sales of our O&M services. We also offer some of our commercial customers alternatives to purchasing systems, such as selling energy to them under power purchase agreements ("PPAs").

Power Plants

Power Plant Systems

We offer the industry's first modular solar power block, the Oasis® system, which combines SunPower solar panels and tracker technology into a scalable 1.5 MW solar power block, which streamlines the construction process while optimizing the use of available land by conforming to the contours of the production site. The power block kits are shipped pre-assembled to the job site for rapid field installation. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride-through and power factor control. More than 2 GW of the Oasis system is installed or under contract worldwide. The Oasis system was deployed at the 748 MW Solar Star Projects in California, formerly known as Antelope Valley Solar Projects, the world's largest solar power project to date. Our robotic solar power plant cleaning system technology has been deployed on many of the utility-scale solar power systems for which we provide O&M services. The robots may be configured for use with a variety of solar panels and mounting types, including fixed-tilt arrays and single access trackers and significantly reduce water use and improve system performance.

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

Technology

We believe that we possess a technological advantage as the leading manufacturer of back-contact, back-junction cells that enables our panels to produce more electricity, last longer and resist degradation more effectively. We believe that our technology allows us to deliver:

•	superior performance, including the ability to generate up to 45% more power per unit area than conventional solar cells;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•	superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	superior energy production per rated watt of power, as confirmed by multiple independent reports; and

•	solar power systems that are designed to generate electricity over a system life typically exceeding 25 years.

With industry-leading conversion efficiencies, we continuously improve our Maxeon® solar cells and believe they perform better and are tested more extensively to deliver maximum return on investment when compared with the products of our competitors.

Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. Our X-Series solar panels, made with our Maxeon Gen 3 solar cells, have demonstrated panel efficiencies exceeding 22% in high-volume production. In fiscal 2016, one of our standard production modules set a world record for aperture area efficiency as tested by National Renewable Energy Laboratory ("NREL"). We believe our X-Series solar panels are the highest efficiency solar panels available for the mass market, and we continue to focus on increasing cell efficiency even as we produce solar cells with over 25% efficiency in a lab setting. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower® Signature™ Black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Both our X-Series and E-Series panels have proven performance with low levels of degradation, as validated by third-party performance tests. Additionally, in fiscal 2016, we launched a new line of solar panels under the Performance Series product name. These products utilize a proprietary manufacturing process to assemble conventional silicon solar cells into panels with increased efficiency and reliability compared with conventional panels. Designed to target a new set of customers and global markets, we expect Performance Series panels to contribute to the growth of all three of SunPower’s business segments.

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

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2017 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of January 1, 2017, advances to suppliers totaled $284.8 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate or if we are otherwise unable to fulfill our obligations under these supply agreements. For further information regarding our future prepayment obligations, please see "Item 8. Financial Statements and Supplementary Data—Note 9. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output over the next several years. For more information about risks related to our supply chain, please see "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

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

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facilities located in the Philippines and Malaysia. During fiscal 2016, we substantially completed the construction of the solar cell manufacturing facility that we own and operate in the Philippines. Once fully operational, which is expected to occur in the first half of fiscal 2017, the facility has a planned annual capacity of 350 MW. The solar cell manufacturing facility we own and operate in Malaysia has a total rated annual capacity of over 800 MW.

We use our solar cells to manufacture our X- and E-series solar panels at our solar panel assembly facilities located in Mexico and France, while we source solar cells from third parties for use in our Performance Series solar panels at our solar panel assembly facility in Mexico. Our solar panel manufacturing facilities have a combined total rated annual capacity of close to 1.9 GW.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We typically assemble proprietary components, while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our Equinox, Helix, and SunPower® Oasis® systems.

Customers

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation. Our scope and scale allow us to deliver solar solutions across all segments, ranging from consumer homeowners to the largest commercial and governmental entities in the world. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners and small commercial building owners. We leverage a combination of direct sales as well as a broad partner ecosystem to efficiently reach our global customer base.

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

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•
Residential and Commercial: Canadian Solar Inc., Hanwha Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Mitsubishi Corporation, NRG Energy, Inc., Panasonic Corporation, Recurrent Energy, Sharp Corporation, SolarWorld AG, Sungevity, Inc., SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., and Yingli Green Energy Holding Co. Ltd.

•
Utility and Power Plant: Abengoa Solar S.A., Acciona Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., NRG Energy, Inc., Sempra Energy, Silverado Power LLC., Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, and Tenaska, Inc.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, "Maxeon," "Oasis," "EnergyLink," "Equinox," "Helix," "InvisiMount," "Pantheon," "Serengeti," "Smarter Solar," "Smart Energy," "Solar Showdown," "SolarBridge," "Solaire," "Solaire Generation," "SunTile," "SunPower Electric," "SuPo Solar," "Tenesol," "TrueAC," "Greenbotics," "PowerLight," "More Energy. For Life.," "The Planet's Most Powerful Solar," "The Power of One," "The World's Standard for Solar," and "Use More Sun" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of January 1, 2017, we held registrations for 32 trademarks in the United States, and had 17 trademark registration applications pending. We also held 152 trademark registrations and had over 45 trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 1, 2017, we held 404 patents in the United States, which will expire at various times through 2035, and had 385 U.S. patent applications pending. We also held 348 patents and had 778 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

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

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. Some states, such as California and Hawaii, have significantly expanded their renewable portfolio standards in recent years. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results," and "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

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

The Iran Threat Reduction and Syria Human Rights Act of 2012

Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires us to disclose whether Total S.A. or any of its affiliates (collectively, the “Total Group”) engaged during the 2016 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B) or (C) of Section 13(r)(1), affiliates of Total S.A. may be deemed to have engaged in certain transactions or dealings with the government of Iran that would require disclosure pursuant to Section 13(r)(1)(D), as discussed below. Unless otherwise noted, all foreign currency translations to U.S. dollars in this section are made using exchange rates as of January 1, 2017.

Upstream

Following the suspension of certain international economic sanctions against Iran on January 16, 2016, the Total Group commenced various business development activities in Iran. The Total Group entered into a memorandum of understanding (“MOU”) with the National Iranian Oil Company (“NIOC”), pursuant to which NIOC provided technical data on certain oil and gas projects so that the Total Group could assess potential developments in Iran in compliance with the remaining applicable international economic sanctions. The Total Group subsequently proposed to develop and operate the South Pars Phase 11 gas field offshore Iran in the Persian Gulf along the international border with Qatar. This resulted in the negotiation and signing, on November 8, 2016, of a heads of agreement (“HOA”) for the development and operation of the field. The parties to the HOA are NIOC, Total E&P South Pars S.A.S. (a wholly owned affiliate of Total S.A.), CNPC International Ltd. (a wholly owned affiliate of China National Petroleum Company) and Petropars Ltd. (a wholly owned affiliate of NIOC). The HOA contains the key principles and commercial terms that will be adopted in a definitive contract for the development and operation of South Pars Phase 11, should such definitive contract be finally agreed. The project is expected to have a production capacity of 370,000 boe/d and the produced gas will be fed into Iran’s gas network. The Total Group is expected to operate the project with a 50.1% interest alongside Petropars (19.9%) and CNPC (30%). The required investment is expected to be approximately $4 billion, of which The Total Group would finance 50.1%, with all equity contributions and payments in non-U.S. currency. In preparation for the South Pars Phase 11 project, The Total Group commenced engineering and reservoir studies, which were presented in part to Pars Oil & Gas Company (a NIOC affiliate) in 2016 during a technical workshop. In the event of new or reinstated international economic sanctions, if such sanctions were to prevent the Total Group from performing under the anticipated contract for South Pars Phase 11, The Total Group expects to be able to terminate the contract and recover its past costs from NIOC (unless prevented by sanctions).

Regarding other potential oil and gas projects covered by the aforementioned MOU, The Total Group held technical meetings in 2016 with representatives of NIOC and its affiliated companies and carried out a technical review of the South Azadegan oil field in Iran as well as the Iran LNG Project (a project contemplating a 10 Mt/y LNG production facility at Tombak Port on Iran’s Persian Gulf coast), the results of which were partially disclosed to NIOC and relevant affiliated companies.

In addition, in connection with anticipated activities under the aforementioned MOU and HOA, The Total Group attended meetings in 2016 with the Iranian oil and gas ministry and several Iranian companies with ties to the government of Iran.

Also in 2016, The Total Group was selected, along with other international oil and gas companies, to form an advisory group to the oil and gas ministries of Iran and Oman concerning a possible future gas pipeline between the two countries. In that regard, The Total Group entered into a confidentiality agreement and attended meetings with these companies and ministries.

In addition, The Total Group registered in 2016 a branch office of a new entity, Total Iran B.V., a wholly-owned affiliate of Total S.A., the purpose of which is to serve as the representation office for the Total Group in Iran. This entity replaces Total E&P Iran, which previously served the same purpose, but only for Exploration & Production.

Neither revenues nor profits were recognized from any of the aforementioned activities in 2016, and the Total Group expects to conduct similar business development activities in 2017.

Some payments are yet to be reimbursed to the Total Group with respect to past expenditures and remuneration under buyback contracts entered into between 1997 and 1999 with NIOC for the development of the South Pars 2&3 and Dorood fields. With respect to these contracts, development operations were completed in 2010 and the Total Group is no longer involved in the operation of these fields.

Concerning payments to Iranian entities in 2016, Total E&P Iran (100%), Elf Petroleum Iran (99.8%), Total Sirri (100%) and Total South Pars (99.8%) collectively made payments of approximately IRR 3 billion (approximately $92,705) to (i) the Iranian administration for taxes and social security contributions concerning the personnel of the aforementioned local office and residual buyback contract-related obligations, and (ii) Iranian public entities for payments with respect to the maintenance of the aforementioned local office (e.g., utilities, telecommunications). The Total Group expects similar types of payments to be made by these affiliates in 2017, albeit in higher amounts due to increased business development activity in Iran. Neither revenues nor profits were recognized from the aforementioned activities in 2016.

Furthermore, Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of The Total Group, holds a 43.25% interest in a joint venture at the Bruce field in the UK with BP Exploration Operating Company Limited (37.5%, operator), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%). This joint venture is party to an agreement (the “Bruce Rhum Agreement”) governing certain transportation, processing and operation services provided to a joint venture at the Rhum field in the UK that is co-owned by BP (50%, operator) and the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC (50%) (together, the “Rhum Owners”). TEP UK owned and operated the pipeline of the Frigg UK Association and the St Fergus Gas Terminal and was party to an agreement governing provision of transportation and processing services to the Rhum Owners (the “Rhum FUKA Agreement”) (the  Bruce Rhum Agreement and the Rhum FUKA Agreement being referred to collectively as the “Rhum Agreements”). On August 27, 2015, TEP UK signed a sale and purchase agreement to divest its entire interest in the Frigg UK Association pipeline and St Fergus Gas Terminal to NSMP Operations Limited (“NSMP”). On March 15, 2016, the divestment was completed and TEP UK’s interest in the Rhum FUKA Agreement was novated to NSMP. As from this date, TEP UK’s only interest in the Rhum FUKA Agreement is in relation to the settlement of historical force majeure claims with the Rhum Owners relating to the period when the Rhum field was shut down. To The Total Group's knowledge, provision of all services under the Rhum Agreements was initially suspended in November 2010, when the Rhum field stopped production following the adoption of EU sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities), which were permitted by EU sanctions regulations. On October 22, 2013, the UK government notified IOC of its decision to apply a temporary management scheme to IOC’s interest in the Rhum field within the meaning of UK Regulations 3 and 5 of the Hydrocarbons (Temporary Management Scheme) Regulations 2013 (the "Hydrocarbons Regulations"). From October 22, 2013 until the termination of the temporary management scheme on March 16, 2016 (as further explained below), all correspondence by TEP UK in respect of IOC’s interest in the Rhum Agreements was with the UK government in its capacity as temporary manager of IOC’s interests. On December 6, 2013, the UK government authorized TEP UK, among others, under Article 43a of EU Regulation 267/2012, as amended by 1263/2012 and under Regulation 9 of the Hydrocarbons Regulations, to carry out activities in relation to the operation and production of the Rhum field. In addition, on September 4, 2013, the U.S. Treasury Department issued a license to BP authorizing BP and certain others to engage in various activities relating to the operation and production of the Rhum field. Following receipt of all necessary authorizations, the Rhum field resumed production on October 26, 2014 with IOC’s interest in the Rhum field and the Rhum Agreements subject to the UK government’s temporary management pursuant to the Hydrocarbons Regulations. Services were provided by TEP UK under the Rhum Agreements from October 26, 2014 and TEP UK received tariff income and revenues from BP and the UK government (in its capacity as temporary manager of IOC’s interest in the Rhum field) in accordance with the terms of the Rhum Agreements until the termination of the temporary management scheme in March 2016. As IOC ceased to be a listed person within the meaning of the Hydrocarbons Regulations on January 16, 2016, the UK government gave notice to IOC on January 22, 2016 of the termination of the temporary management scheme with effect from March 16, 2016 in accordance with regulation 26(1)(a) and 27(1)(a) of the Hydrocarbons Regulations. As a result, since March 16, 2016, TEP UK has liaised directly with IOC concerning its interest in the Bruce Rhum Agreement, and services have been provided by TEP UK under the Bruce Rhum Agreement to IOC as Rhum Owner. In 2016, these activities generated for TEP UK gross revenue of approximately £8 million (approximately $9.9 million) and net profit of approximately £0.20 million (approximately $0.2 million). Subject to the foregoing, TEP UK intends to continue such activities so long as they continue to be permissible under UK and EU law and not be in breach of remaining applicable international economic sanctions.

Downstream

The Total Group does not own or operate any refineries or chemicals plants in Iran and did not purchase Iranian hydrocarbons when prohibited by applicable EU and U.S. economic and financial sanctions (refer to point 1.9.1, above).

The Total Group resumed its trading activities with Iran in February 2016 via its wholly-owned affiliates Totsa Total Oil Trading S.A. and Total Trading Asia Pte Ltd. During 2016, approximately 50 Mb of crude oil from Iran were purchased for nearly €1.8 billion (approximately $1.9 billion) pursuant to a mix of spot and term contracts. Most of this crude oil was used to supply the Total Group's refineries and, therefore, it is not possible to estimate the related gross revenue and net profit. However, approximately 1.4 Mb of this crude oil were sold to entities outside of the Total Group. In addition, in 2016 approximately 11 Mb of petroleum products were bought from/sold to entities with ties to the government of Iran. These operations generated gross revenue of nearly €374 million (approximately $393.5 million) and net profit of approximately €2.7 million (approximately $2.8 million). The affiliates expect to continue these activities in 2017.

Saft Groupe S.A. (“Saft”), a wholly-owned affiliate of the Total Group, in 2016 sold signaling and backup battery systems for metros and railways as well as products for the utilities and oil and gas sectors to companies in Iran, including some having direct or indirect ties with the Iranian government. In 2016, this activity generated gross revenue of approximately €5.6 million (approximately $5.9 million) and net profit of approximately €800,000 (approximately $841,636). Saft expects to continue this activity in 2017.

Saft also attended the Iran Oil Show in 2016, where it discussed business opportunities with Iranian customers, including those with direct or indirect ties with the Iranian government. Saft expects to conduct similar business development activities in 2017.

Total Solar (formerly named Total Energie Developpement), a wholly-owned affiliate of the Total Group, had preliminary discussions in 2016 regarding the potential development of solar projects with companies in Iran, including some having direct or indirect ties with the Iranian government. Neither revenues nor profits were recognized from this activity in 2016, and Total Solar expects to continue this activity in 2017.

Total S.A. signed in 2016 a non-binding memorandum of understanding with the National Petrochemical Company, a company owned by the government of Iran, to consider a project for the construction in Iran of a steamcracker and polyethylene production lines. In relation to the early stages of this project, several visits to Iran were conducted in 2016 and one employee has been seconded to Total Iran B.V. Total S.A. recognized no revenue or profit from this activity in 2016 and similar activities are expected to continue in 2017.

Representatives of the companies Le Joint Français (a subsidiary of Hutchinson SA) and Hutchinson SNC, wholly-owned affiliates of the Total Group, conducted multiple visits to Iran in 2016 to discuss business opportunities in the car industry sector with several companies, including some having direct or indirect ties with the Iranian government. These companies recognized no revenue or profit from this activity in 2016 and expect to continue such discussions in the future.

Hutchinson Gmbh, a wholly-owned affiliate of the Total Group, sold plastic tubing for automobiles in 2016 to Iran Khodro, a company in which the government of Iran holds a 20% interest and which is supervised by Iran’s Industrial Management Organization. In 2016, these activities generated gross revenue of approximately €900,000 (approximately $946,840) and net profit of approximately €150,000 (approximately $157,807). This company expects to continue this activity in 2017.

Hanwha Total Petrochemicals (“HTC”), a joint venture in which Total Holdings UK Limited (a wholly-owned affiliate of The Total Group) holds a 50% interest and Hanwha General Chemicals holds a 50% interest, purchased nearly 25 Mb of condensates from NIOC for approximately KRW 1,300 billion (approximately $1.1 million). These condensates are used as raw material for certain of the Total Group's steamcrackers. HTC expects to continue this activity in 2017.

Total Research & Technology Feluy (“TRTF”), a wholly-owned affiliate of The Total Group, commenced in 2016 the process to file a patent in Iran for pipes comprising a multimodal metallocene-catalyzed polyethylene resin. Related to this process, TRTF had contacts with Iranian government officials, but no fees were paid. TRTF expects to continue the patent filing process in 2017.

Until December 2012, at which time it sold its entire interest, the Total Group held a 50% interest in the lubricants retail company Beh Total (now named Beh Tam) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Total Group's interest in Beh Tam, Total S.A. agreed to license the trademark “Total” to Beh Tam for an initial 3-year period for the sale by Beh Tam of lubricants to domestic consumers in Iran. In 2014, Total E&P Iran (“TEPI”), a wholly-owned affiliate of Total S.A., received, on behalf of Total S.A., royalty payments of approximately IRR 24 billion (nearly $1 million) from Beh Tam for such license. These payments were based on Beh Tam’s sales of lubricants during the previous calendar year. In 2015, royalty payments were suspended due to a procedure brought by the Iranian tax authorities against TEPI. At the end of 2016, this procedure was still pending and no royalty payments had been received since 2015. Representatives of Total Outre Mer, a wholly-owned affiliate of the Total Group, made several visits to Beh Tam and Behran Oil during 2016 regarding the possible purchase of shares of Beh Tam. Subsequent to an internal reorganization, the matter was transferred to Total Oil Asia-Pacific Ltd, another wholly-owned affiliate of the Total Group, which had several exchanges with representatives of Behran Oil. As of the end of 2016, no agreement had been reached, no money was paid or received by either company. Similar discussions may take place in the future.

Total Marketing Middle East FZE (“TMME”), a wholly-owned affiliate of the Total Group, sold lubricants to Beh Tam in 2016. The sale in 2016 of approximately 54 tons of lubricants and special fluids generated gross revenue of approximately AED 420,000 (approximately $30,711) and net profit of approximately AED 360,000 (approximately $26,324). TMME expects to continue this activity in 2017.

Total Marketing France (“TMF”), a company wholly-owned by Total Marketing Services (“TMS”), itself a company wholly-owned by Total S.A. and six Total Group employees, provided in 2016 fuel payment cards to the Iranian embassy in France for use in the Total Group's service stations. In 2016, these activities generated gross revenue of nearly €22,000 (approximately $23,145) and net profit of nearly €900 (approximately $947). TMF expects to continue this activity in 2017.

TMF also sold jet fuel in 2016 to Iran Air as part of its airplane refueling activities at Paris Orly airport in France. The sale of approximately 2.8 million liters of jet fuel generated gross revenue of approximately €982,000 (approximately $1.0 million) and net profit of approximately €10,000 (approximately $10,520). TMF expects to continue this activity through at least February 2017, when the contract arrives at its term.

Air Total International (“ATI”), a wholly-owned affiliate of the Total Group, on two occasions in 2016 sold jet fuel to a broker based at Le Bourget airport near Paris that was destined for the refueling of an Iranian government airplane (official presidential/ministerial visits). These sales generated gross revenue of approximately €8,000 (approximately $8,416) and net profit of approximately €1,600 (approximately $1,683). ATI may conduct similar activities in 2017.

Total Belgium (“TB”), a company wholly-owned by the Total Group, provided in 2016 fuel payment cards to the Iranian embassy in Brussels (Belgium) for use in the Total Group's service stations. In 2016, these activities generated gross revenue of approximately €1,500 (approximately $1,578) and net profit of approximately €300 (approximately $316). TB expects to continue this activity in 2017.

Proxifuel, a company wholly-owned by the Total Group, sold in 2016 heating oil to the Iranian embassy in Brussels. In 2016, these activities generated gross revenue of approximately €200 (approximately $210) and net profit of approximately €80 (approximately $84). Proxifuel expects to continue this activity in 2017.

Caldeo, a company wholly-owned by TMS, sold in 2016 approximately 3 cubic meters of domestic heating oil to the Iranian embassy in France, which generated gross revenue of nearly €435 (approximately $458) and net profit of nearly €115 (approximately $121). Caldeo expects to continue this activity in 2017.

Total Namibia (PTY) Ltd (“TN”), a wholly-owned affiliate of Total South Africa (PTY) Ltd (of which the Total Group holds 50.1%), sold petroleum products and services during 2016 to Rössing Uranium Limited, a company in which the Iranian Foreign Investment Co. holds an interest of 15.3%. In 2016, these activities generated gross revenue of nearly N$249 million (approximately $18.2 million) and net profit of approximately N$8 million (approximately $0.6 million). TN expects to continue this activity in 2017.

Employees

As of January 1, 2017, we had approximately 8,902 full-time employees worldwide, of which 1,290 were located in the United States, 3,588 were located in the Philippines, 1,633 were located in Malaysia, and 2,391 were located in other countries. Of these employees, 6,588 were engaged in manufacturing, 881 in construction projects, 406 in research and development, 492 in sales and marketing, and 535 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees are good.

Geographic Information

Information regarding financial data by segment and geographic area is available in Note 5 and Note 17 under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of our fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, such as those involving real estate, which may significantly impact the quarterly profile of the Company's results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

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

•
our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact, may similarly cause large fluctuations in our revenue and other financial results;

•
our ability to monetize projects as planned is also subject to market conditions, including fluctuations in demand based on the availability of regulatory incentives and other factors, changes in the internal rate of return expected by customers in light of market conditions, the increasing number of power plants being constructed or available for sale and competition for financing, which can make both financing and disposition more challenging and may significantly affect project sales prices;

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

•	a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue;

•	our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement;

•	in the event of a customer bankruptcy, our customers may seek to terminate or renegotiate the terms of current agreements or renewals; and

•	the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations.

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
We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also “-Risks Related to Our Sales Channels-Our business could be adversely affected by seasonal trends and construction cycles,” “-Risks Related to Our Sales Channels-The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results” and “-Risks Related to Our Sales Channels-Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced restructuring plans in August 2016 and December 2016 to realign our downstream investments, optimize our supply chain, and reduce operating expenses, in response to market dislocation, including expected near-term challenges primarily relating to our power plant and commercial segments, and to reduce costs and focus on improving cash flow while positioning us to succeed in the next phase of industry growth. As part of such plans, our Board of Directors approved the closure of our Philippine-based Fab 2 manufacturing facility. Implementation of our restructuring plans may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see our Current Reports on Form 8-K filed on August 9, 2016 and December 7, 2016 and “Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements–Note 8. Restructuring.”
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions and other factors.

Our growth strategy depends on third-party financing arrangements. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that purchases the system from us or our authorized dealers. We often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-

users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.
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
The availability of financing depends on many factors, including market conditions, the demand for and supply of solar projects, and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives. In the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we have needed to identify interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look toward markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and results of operations. In addition, the new administration and Congress have expressed interest in comprehensive reform of the U.S. tax code, which could result in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates.
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

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to our products’ higher efficiency, among other things. Given the general downward pressure on prices for solar panels driven by increasing supply and technological change, a principal component of our business strategy is reducing our costs to manufacture our products to remain competitive. We also focus on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.
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
Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected. We have new products, such as our Performance Series, which have not yet been mass-deployed in the market. We need to prove their reliability in the field as well as drive down their cost in order to gain market acceptance.
As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business’s operating results and financial condition.
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
Immediately after the IPO, we contributed a portfolio of solar generation assets to 8point3 Energy Partners in exchange for cash proceeds as well as equity interests in several 8point3 Energy Partners affiliated entities (collectively, the “8point3 Group”). Additionally, we entered into a Right of First Offer Agreement with 8point3 Energy Partners in connection with the IPO under which we granted 8point3 Energy Partners a right of first offer to purchase certain of our solar energy projects that are in various stages of development in our project pipeline. We have sold four of these projects to 8point3 Energy Partners to date, including two projects which are currently in the process of being sold in phases.
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
There is no assurance that we will realize a return on our equity investments in the 8point3 Group. The ability of the 8point3 Group to make cash distributions will depend primarily upon its cash flow, which is not solely a function of 8point3 Energy Partners’ profitability. There is no assurance that we will receive any further cash distributions. Accordingly, we may never recover the value of the assets we contribute to the YieldCo vehicle, and we may realize less of a return on such contribution than if we had retained or operated these assets. In addition, 8point3 Energy Partners may be unable to obtain funding through the sale of equity securities or otherwise. If adequate funds and other resources are not available on acceptable terms, 8point3 Group may be unable to purchase assets that we wish to sell, or otherwise function as anticipated and planned. In such event, our YieldCo strategy may not succeed, and our business, financial condition and results of operations would be materially adversely affected.
We believe that the viability of our YieldCo strategy will depend, among other things, upon our ability to continue to develop revenue-generating solar assets, to build and manage relationships with sponsors, and to productively manage our relationship with First Solar and the 8point3 Group, which are subject to the project-level, joint venture relationship, business, and industry risks described herein. If we are unable to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and 8point3 Energy Partners in particular, our business, financial condition and results of operations could be materially adversely affected.
The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our financial results to be different than forecasted. See also under this section, “Risks Related to Our Sales Channels - If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues would suffer.”
The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as for example occurred in 2011 in Germany and other European countries, and in 2015 with Nevada’s decision to change net energy metering), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as the extension at the end of 2015 of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.
Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products.
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

Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity and to comply with various regulations. FERC may grant our affiliated entities the authority to sell electricity at market-based rates and may also grant them certain regulatory waivers, such as waivers from compliance with FERC’s accounting regulations. These FERC orders reserve the right to revoke or revise market-based sales authority if FERC subsequently determines that our affiliated entities can exercise market power in the sale of generation products, the provision of transmission services, or if it finds that any of the entities can create barriers to entry by competitors. In addition, if the entities fail to comply with certain reporting obligations, FERC may revoke their power sales tariffs. Finally, if the entities were deemed to have engaged in manipulative or deceptive practices concerning their power sales transactions, they would be subject to potential fines, disgorgement of profits, and/or suspension or revocation of their market-based rate authority. If our affiliated entities were to lose their market-based rate authority, such companies would be required to obtain FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules, which would impose cost and compliance burdens on us and have an adverse effect on our results of operations. In addition to the risks described above, we may be subject to additional regulatory regimes at state or foreign levels to the extent we own and operate solar power systems in such jurisdictions.

As our sales to residential customers have continued to grow, we have increasingly become subject to substantial financing and consumer protection laws and regulations.

As we continue to seek to expand our retail customer base, our activities with customers – and in particular, our financing activities with our residential customers – are subject to consumer protection laws that may not be applicable to our commercial and power plant segments, such as federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines.
We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels and their components includes a 25-year warranty period for defects in materials and workmanship and for greater than promised declines in power performance. We believe our warranty offering is in line with industry practice. This long warranty period creates a risk of extensive warranty claims long after we have shipped product and recognized revenue. We perform accelerated lifecycle testing that exposes our products to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that could occur over the 25-year warranty period. We also employ measurement tools and algorithms intended to help us assess actual and expected performance; these attempt to compare actual performance against an expected performance baseline that is intended to account for many factors (like weather) that can affect performance. Although we conduct accelerated testing of our solar panels and components, they have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. Further, there can be no assurance that our efforts to accurately measure and predict panel and component performance will be successful. Although we have not faced any material warranty claims to date, we have sold products under our warranties since the early 2000s and have therefore not experienced the full warranty cycle.
In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also “-Risks Related to Our Supply Chain-We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.
Increases in the defect rate of SunPower or third-party products, including components, could cause us to increase the amount of warranty reserves and have a corresponding material, negative impact on our results of operations. Further, potential future product or component failures could cause us to incur substantial expense to repair or replace defective products or components, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.
Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells, solar panels, and microinverters are incorporated results in injury, property damage or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems or any component thereof results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000s and the products we are developing incorporate new technologies and use new installation methods, we cannot predict the extent to which product liability claims may be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources to satisfy a successful claim against us. We rely on our general liability insurance to cover product liability claims. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could adversely affect our business, operating results and financial condition.

Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.

Even though over the long term we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues will continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects, and the loss or delay of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. In fiscal 2016, our top customer accounted for 15% of our total revenue. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially affect our financial results. In addition, if construction, warranty or operational challenges arise on a larger project, or if the timing of such a project unexpectedly changes for other reasons, our financial results could be materially, adversely affected. Our agreements for such projects may be cancelled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, or if we materially breach the governing agreements, or in the event of a customer’s or project entity’s bankruptcy, our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to make payments when due, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially adversely affect our business, results of operations and financial condition.
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

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the second half of each fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.
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

Such financing arrangements and customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition, and in certain situations these factors may require us to defer revenue or profit recognition until projects are completed or until contingencies are resolved, which could adversely affect our revenues and profits in a particular period.
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
Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, as of January 1, 2017, had an outstanding amount of $45.8 million. Our bilateral letter of credit agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), Credit Agricole, and HSBC Bank USA, National Association, which as of January 1, 2017 had an outstanding amount of $244.8 million, are guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. dated June 29, 2016 (the “Credit Support Agreement”). Any draws under these uncollateralized facilities would require us to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.
In addition, the Credit Support Agreement will terminate as of December 2018 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.
We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power plants, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with (i) Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and (ii) Mizuho Bank Ltd. and Goldman Sachs Bank USA (the “Construction Revolver”). On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole, expanding our available borrowings under the revolving credit facility to $300 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. As of January 1, 2017, $295.3 million remained undrawn under our revolving credit facility with Credit Agricole, with the utilized portion of the facility pertaining to outstanding letters of credit that are fully cash collateralized; however, we are currently not in compliance with the covenant for the Credit Agricole credit facility that requires the ratio that our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, to not exceed 4.5 to 1. We are not in default with Credit Agricole; however, we may not draw on the facility without collateralizing additional future borrowings with cash. We expect to not be in compliance with the aforementioned financial ratio covenant for the Credit Agricole credit facility for at least the remainder of fiscal 2017, which will affect the availability of borrowings under the line, if not remedied. As of January 1, 2017, we had $189.5 million available under the Construction Revolver.
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
If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and solar power plant projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds from these or and other sources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition, and results of operations, as well as our ability to meet our payment obligations under the debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of January 1, 2017, we had approximately $1.6 billion of outstanding debt for borrowed money.
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

In the event, expected or unexpected, that any of our joint ventures is consolidated with our financial statements, such consolidation could significantly increase our indebtedness. See also under this section, “Risks Related to Our Operations - We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results.”
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any refinancing effort.
Although we are currently in compliance with the financial and other covenants contained in our debt agreements (except for the financial covenant for the Credit Agricole credit facility discussed above), we cannot assure you that we will be able to remain in compliance with such covenants in the future. We may not be able to cure future violations or obtain waivers from our creditors in order to avoid a default. An event of default under any of our debt agreements could have a material adverse effect on our liquidity, financial condition, and results of operations.
Our current tax holidays in the Philippines, Malaysia, and Switzerland have expired or will expire within the next several years, and other related international tax developments could adversely affect our results.

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority (“PEZA”), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $10.0 million, $21.2 million, and $8.3 million in fiscal 2016, 2015, and 2014, respectively. Our income tax holidays were granted as manufacturing lines were placed in service and have expired within this fiscal year. We have applied for extensions and renewals upon expiration; however, while we expect all approvals to be granted, we can offer no assurance that they will be. We believe that if our Philippine tax holidays are not extended or renewed, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and adversely affect our business, financial condition and results of operations.
We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling confirmed our entitlement to a reduced effective Swiss tax rate of approximately 11.5%. Tax savings associated with this status were approximately $1.9 million, $1.6 million, and $3.5 million in fiscal 2016, 2015, and 2014, respectively. The current ruling expires in 2019. If the ruling is not renewed in 2019, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.
We also benefit from a tax holiday granted by the Malaysian government to our former joint venture AUOSP (now our wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.) subject to certain hiring, capital spending, and manufacturing requirements. We postponed the construction of an additional manufacturing facility (“Fab 3B”), which resulted in failure to meet certain hiring conditions required to continue to benefit from the tax ruling. We have successfully negotiated with the Malaysian government to modify the requirements of the tax holiday; we are currently in compliance with the modified requirements of the tax holiday and we expect to remain in compliance with the updated requirements. In addition, we are currently awaiting a ruling for the extension of our tax holiday for a second five-year term (through June 30, 2021). Although we currently expect an extension to be granted, should we fail to meet certain requirements in the future and are unable to renegotiate the tax ruling further, we could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our business.
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
Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See “Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements–Note 12. Derivative Financial Instruments.”
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving (for example, those relating to the Actions currently being undertaken by the OECD and similar actions by the G8 and G20) and the change in Administration in the U.S. may lead to further changes in (or departure from) these norms. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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

If our supply agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may be forced to purchase additional supply at market prices, which could be greater than expected and could materially and adversely affect our results of operations. Due to the industry-wide shortage of polysilicon experienced before 2011, we purchased polysilicon that we resold to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. We have historically entered into multiple long-term fixed supply agreements for periods of up to 10 years to match our estimated customer demand forecasts and growth strategy for the next several years. The long-term nature of these agreements, which often provide for fixed or inflation-adjusted pricing, may prevent us from benefiting from decreasing polysilicon costs, has, and may continue to, cause us to pay more at unfavorable payment terms than the current market prices and payment terms available to our competitors, and has in the past, and could again in the future, cause us to record an impairment. In the event that we have inventory in excess of short-term requirements of polysilicon, in order to reduce inventory or improve working capital, we may, and sometimes do, elect to sell such inventory in the marketplace at prices below our purchase price, thereby incurring a loss.
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

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of January 1, 2017, our subsidiaries had approximately $427.9 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 4.00% debentures due 2023, our 0.875% debentures due 2021, and our 0.75% debentures due 2018.
Risks Related to Our Operations

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

A substantial portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. We have solar cell and module production lines located at our manufacturing facilities in the Philippines, Mexico, France, and Malaysia.
Risks we face in conducting business internationally include:

•
multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, environmental protection, regulatory requirements, international trade agreements, and other government approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	potentially adverse tax consequences associated with our permanent establishment of operations in multiple countries;

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

We have a complex organizational structure involving many entities globally. This increases the potential impact of adverse changes in laws, rules and regulations affecting the free flow of goods and personnel, and therefore heightens some of the risks noted above. Further, this structure requires us to effectively manage our international inventory and warehouses. If we fail to do so, our shipping movements may not map with product demand and flow. Unsettled intercompany balances between entities could result, if changes in law, regulations or related interpretations occur, in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.
If we experience interruptions in the operation of our solar cell production lines, or we are not successful in integrating and continuing to operate our newly acquired manufacturing subsidiary (the former joint venture, AUOSP, in which we acquired our partner's interest in fiscal 2016), our revenue and results of operations may be materially and adversely affected.

If our solar cell or module production lines suffer problems that cause downtime, we might be unable to meet our production targets, which would adversely affect our business. Our manufacturing activities require significant management attention, a significant capital investment and substantial engineering expenditures.
In September 2016 we completed the acquisition of 100% of the voting equity interest in our former joint venture AUOSP (now our wholly owned subsidiary). The former AUOSP constructed a manufacturing facility in Malaysia, which we call Fab 3. The success of our manufacturing operations in Malaysia and elsewhere is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer or cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but which may not be successful;

•	our ability to obtain or maintain third party financing to fund capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the former AUOSP or other manufacturing partners;

•	difficulties in hiring and retaining key technical, management, and other personnel;

•	difficulties in successfully or timely integrating the former AUOSP's operations with our own, or implementing IT infrastructure or an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

Any of these or similar difficulties may unexpectedly delay or increase costs of our supply of solar cells.

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
Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied for the Cash Grant. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and Internal Revenue Service (“IRS”). Any changes to the Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely affect our business and results of operations. While all grants related to our projects have been fully paid by Treasury, if the IRS or Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects or our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.
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

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years, including our 8point3 joint venture with First Solar, our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015, and our acquisition of 100% of the equity voting interest in AUOSP in fiscal 2016. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives.
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

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control; for example, our ability to effectively manage 8point3 Energy Partners with First Solar;

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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. We have variable interests in 8point3 Energy Partners, our joint venture with First Solar. To ascertain whether we are required to consolidate this entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of 8point3 Energy Partners would significantly increase our indebtedness. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.
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
We may not be able to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:

•
expanding our existing manufacturing facilities and developing new manufacturing facilities, which would increase our fixed costs and, if such facilities are underutilized, would negatively impact our results of operations;

•	ensuring delivery of adequate polysilicon, ingots, and third-party cells;

•	enhancing our customer resource management and manufacturing management systems;

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

Improving our manufacturing processes, expanding our manufacturing facilities or developing new facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon, ingots, and third-party cells is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential lease program requires processes and systems to support this business model. If we are not successful or if we delay our continuing implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential lease business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.
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

We outsource a portion of module manufacturing to contract manufacturers in China. As a result of outsourcing this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of our third-party contract manufacturers were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to third-party contract manufacturers or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.
While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2016, 2015, and 2014, our internal control over financial reporting and our disclosure controls and procedures were effective.
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
On June 6, 2006, we ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. During fiscal 2015 and fiscal 2016, we recorded an estimated liability to Cypress of $3.5 million and $0.2 million, respectively. As of January 1, 2017, we believe there is no additional future liability.
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
Our affiliation with Total S.A. may require us to join in certain tax filings with Total S.A. in the future. The allocation of tax liabilities between us and Total S.A., and any future agreements with Total S.A. regarding tax indemnification and certain tax liabilities may adversely affect our financial position.

We have not joined in tax filings on a consolidated, combined or unitary basis with Total S.A., and no tax sharing agreement is currently in place. We may in the future become required to join in certain tax filings with Total S.A. on a consolidated, combined, or unitary basis in certain jurisdictions, at which point we may seek to enter into a tax sharing agreement with Total S.A., which would allocate the tax liabilities among the parties. The entry into any future agreement with Total S.A. may result in less favorable allocation of certain liabilities than we experienced before becoming subject to consolidated, combined, or unitary filing requirements, and may adversely affect our financial position.
Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

As of January 1, 2017, we estimate that we have available to offset future taxable income approximately $480 million of federal and $438.5 million of California state operating loss carry-forwards, which expire at various dates from 2028 to 2036, federal credit carryforwards of approximately $54.3 million, which expire at various dates from 2018 to 2036, and $7.5 million of California state credit carryforwards that do not expire. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.
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

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, Malaysia, France, and Mexico. Any significant earthquake, flood, or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.
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

“SunPower” and the SunPower logo are our registered trademarks in certain countries, including the United States, for uses that include solar cells and solar panels. We are seeking registration of these trademarks in other countries, but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, Maxeon®, Oasis®, EnergyLink™, InvisiMount®, Tenesol®, Greenbotics®, Customer Cost of Energy™ ("CCOE™"), SunPower Spectrum™, Helix™, Equinox™, Signature™, SolarBridge®, The Power of One™, and many more marks, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” or a variation thereof, or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.
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

Our debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of January 1, 2017, we and our subsidiaries had $1.1 billion in principal amount of senior unsecured indebtedness outstanding, which ranks pari passu with our debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $300.0 million revolving credit facility with Credit Agricole, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of January 1, 2017, we and our subsidiaries had $495.1 million in principal amount of senior secured indebtedness outstanding, which includes $139.7 million in non-recourse project debt and $293.1 million in non-recourse long-term debt related to our residential lease business. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.
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
In addition, during 2012, the SEC approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. (“FINRA”) concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the “Limit Up-Limit Down” plan, which requires securities exchanges, alternative trading systems, broker-dealers, and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a pilot basis, on April 8, 2013 and has been extended several times, most recently through April 21, 2017.
The second initiative revised existing national securities exchange and FINRA rules that establish the market-wide circuit breaker system. The market-wide circuit breaker system provides for specified market-wide halts in trading of listed stocks and options for certain periods following specified market declines. The changes lowered the percentage-decline thresholds for triggering a market-wide trading halt and shortened the amount of time that trading is halted. Market declines under the new system are measured based on a decline in the S&P 500 Index compared to the prior day’s closing value rather than a decline in the Dow Jones Industrial Average compared to the prior quarterly closing value. The changes to the market-wide circuit breaker system became effective, on a pilot basis, on April 8, 2013 and have been extended so that the system will continue in effect so long as the Limit Up-Limit Down plan is effective, currently until April 21, 2017. The potential restrictions on trading imposed by the Limit Up-Limit Down plan and the market-wide circuit breaker system may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.
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

As of January 1, 2017, Total owned approximately 57% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (“Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity - We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.
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

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, including an entity (such as Total) becoming the beneficial owner of 75% of our voting stock, holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all or a portion of their debentures. We may also be required to issue additional shares of our common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, we entered into a Rights Agreement with Computershare Trust Company, N.A., commonly referred to as a “poison pill,” which could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	392,000	Owned	n/a
Solar cell manufacturing facility[3]	Malaysia	885,000	Owned	n/a
Former solar cell manufacturing facility[1,4]	Philippines	641,000	Owned	n/a
Solar cell manufacturing support and storage facility	Philippines	167,000	Leased	2024
Former solar module assembly facility[1,4]	Philippines	183,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facility	Mexico	186,000	Leased	2026
Solar module assembly facility	France	11,000	Owned	n/a
Solar module assembly facility	France	13,000	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	69,000	Leased	2019
Global support offices	France	27,000	Leased	2023
Global support offices	Philippines	65,000	Owned	n/a

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.

[2]	The solar cell manufacturing facility we operate in the Philippines has a total annual capacity of 350 MW.
3The solar cell manufacturing facility we operate in Malaysia has a total rated annual capacity of over 800 MW.
4We still own this facility as of January 1, 2017 but relevant operations ceased during fiscal 2016.

As of January 1, 2017, our principal properties include operating solar cell manufacturing facilities with a combined total annual capacity of over 1.1 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.9 GW. For more information about our manufacturing capacity, see "Item 1. Business."

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

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act,
15 U.S.C. §§78j(b) and 78t(a) and SEC Rule 10b-5, 17 C.F.R. §240.10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On December 9, 2017, the court consolidated the cases and appointed a lead plaintiff.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the Court and assigned to one judge.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR." During fiscal 2016 and 2015, the high and low closing trading prices of our common stock were as follows:

	SPWR
	High	Low
Fiscal Year 2016
Fourth quarter	$9.11	$6.30
Third quarter	$16.07	$7.53
Second quarter	$22.09	$13.49
First quarter	$30.46	$20.38
Fiscal Year 2015
Fourth quarter	$30.77	$19.12
Third quarter	$28.73	$20.95
Second quarter	$34.85	$30.01
First quarter	$33.60	$23.35

As of February 10, 2017, there were approximately 814 record holders of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 3, 2016 through October 30, 2016	44,123	$8.65	—	—
October 31, 2016 through November 27, 2016	6,626	$7.01	—	—
November 28, 2016 through January 1, 2017	19,129	$7.13	—	—
	69,878	$8.08	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Consolidated Statements of Operations Data
Revenue	$2,559,562	$1,576,473	$3,027,265	$2,507,203	$2,417,501
Gross margin	$189,966	$244,646	$625,127	$491,072	$246,398
Operating income (loss)	$(462,414)	$(206,294)	$251,240	$158,909	$(287,708)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$(564,595)	$(242,311)	$184,614	$41,583	$(329,663)
Income (loss) from continuing operations per share of common stock:
Basic	$(3.41)	$(1.39)	$1.91	$0.79	$(3.01)
Diluted	$(3.41)	$(1.39)	$1.55	$0.70	$(3.01)

	As of
(In thousands)	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Consolidated Balance Sheet Data
Cash and cash equivalents	$425,309	$954,528	$956,175	$762,511	$457,487
Working capital	$824,524	$1,515,918	$1,273,236	$528,017	$976,627
Total assets	$4,567,167	$4,856,993	$4,345,582	$3,898,690	$3,340,948
Long-term debt	$451,243	$478,948	$214,181	$93,095	$375,661
Convertible debt, net of current portion	$1,113,478	$1,110,960	$692,955	$300,079	$438,629
Total stockholders' equity	$1,007,832	$1,449,149	$1,534,174	$1,116,153	$993,352

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

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our President and Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. For more information about our business segments, see the section titled "Part I. Item 1. Business" in this Annual Report on Form 10-K. For more segment information, see "Item 8. Financial Statements and Supplementary Data—Note 17. Segment Information" in this Annual Report.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. Fiscal 2016 ended on January 1, 2017, fiscal 2015 ended on January 3, 2016, and fiscal 2014 ended on December 28, 2014.

Outlook

Demand

In fiscal 2016 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included write-downs totaling $46.2 million on certain solar power development projects during 2016 because of adjustments to pricing assumptions, as well as charges totaling $58.2 million that were recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2017, we plan to focus on projects that we expect will be profitable; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2017. For more information see "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" in this Annual Report on Form 10-K.

In the face of these near-term challenges, we remain focused on each of our three business segments as well as on continued investment in next-generation technology. We plan to expand the footprint of our SunPower EquinoxTM and HelixTM complete solutions in our Residential and Commercial businesses. We plan to focus our Power Plant business development resources on a limited number of core markets, primarily in the Americas, where we believe we have a sustainable competitive advantage. Outside of these core markets, we will focus our Power Plant business on the sale of our new Oasis® complete solution, incorporating Performance Series panel technology, to developers and EPC companies in global markets. 8point3 Energy Partners remains a source of demand for our business and we plan to continue to sell to it our solar energy generating assets, including utility-scale solar power plants and commercial solar projects. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, see "Item 8. Financial Statements and Supplementary Data—Note 10. Equity Method Investments" in this Annual Report on Form 10-K.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and approval of California Net Metering "NEM 2.0." We believe these factors will strengthen long-term demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions. However, in the near term, the extension of the ITC has had adverse impacts on our business, as it has reduced the pressure for commercial or residential customers to make purchases before the end of 2016, which was the time when the ITC had previously been set to expire, and instead has pushed demand from these customers into future periods. In addition, the new administration and Congress have expressed interest in comprehensive reform of the U.S. tax code, which could result in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" in this Annual Report on Form 10-K. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels" in this Annual Report on Form 10-K, including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our SunPower HelixTM product for our Commercial Segment during fiscal 2015 and our SunPower EquinoxTM product for our Residential Segment during fiscal 2016. The SunPower Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our SunPower EquinoxTM systems utilize our latest X-Series cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our new generation technology for our existing Oasis® modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, we continue to focus on producing on our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing our solar cells with over 25% efficiency in the lab, have reached production panel efficiencies over 24%, and have started up our high-volume Performance Series production lines in Mexico.

We plan to reduce our overall solar cell manufacturing output to match profitable demand levels, with increasing bias toward our highest efficiency X-Series product platform, which utilizes our latest solar cell technology, and our Performance Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We recently closed our Fab 2 cell manufacturing facility and our panel assembly facility in the Philippines and are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we expect to reduce our back-contact panel assembly capacity while ramping production of our new Performance Series technology.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Item 8. Financial Statements and Supplementary Data—"Note 9. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases in fiscal 2016 under these agreements significantly exceeded market value and the volume contracted to be purchased in fiscal 2017 exceeds our planned utilization, which may result in higher inventory balances until we are able to fully utilize the polysilicon inventory in future periods. We have also elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain" in this Annual Report on Form 10-K.

Projects Under Contract

The table below presents significant construction and development projects under contract as of January 1, 2017:

Project	Location	Size (MW)	Third-Party Owner / Purchaser(s)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Iberdrola Gala Solar Project	Oregon, USA	71	Avangrid Renewables, LLC	Customer A	2017
Boulder Solar Project II	Nevada, USA	62	AEP Renewables, LLC	Sierra Pacific Power Company	2017
1Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of January 1, 2017, an aggregate of approximately $222.6 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of January 1, 2017:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Ticul Solar Projects	Mexico	399	Comision Federal Electricidad	2018
Guajiro Solar Project	Mexico	117	Comision Federal Electricidad	2018
El Pelicano Solar Project	Chile	111	Empresa de Transporte de Pasajeros Metro S.A.	2017

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

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

The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells; (ii) other materials and chemicals including glass, frame, and backing; and (iii) direct labor costs and assembly costs. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, capitalized financing costs, and construction subcontract and dealer costs. Other factors that contribute to our cost of revenue include salaries and personnel-related costs, depreciation, facilities related charges, freight, as well as charges related to sales of raw material inventory and write-downs on certain solar power development projects when costs exceed expected selling prices.

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power components, the timing and nature of project revenue recognition, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, and actual overhead costs.

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

Restructuring

Restructuring expense in fiscal 2016 consists mainly of costs associated with our August 2016 and December 2016 restructuring plans aimed to realign our downstream investments, optimize our supply chain, and reduce operating expenses in response to expected near-term challenges. Charges in connection with these plans consist primarily of asset impairments, severance benefits, and lease and related termination costs. For more information, see "Item 8. Financial Statements and Supplementary Data—Note 8. Restructuring" in this Annual Report.

Restructuring expense in fiscal 2015 and 2014 consists mainly of costs associated with our November 2014 reorganization plan aimed towards realigning resources consistently with SunPower's global strategy and improving overall operating efficiency and cost structure. Charges in connection with this plan are primarily related to severance benefits. Remaining restructuring costs are related to plans effected in prior fiscal periods. Restructuring activities related to these legacy plans were substantially complete as of January 1, 2017; however, we expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

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

In fiscal 2016, significant items contributing to Other income (expense), net consisted of a gain on the settlement of preexisting relationships in connection with our acquisition of AUOSP, a loss on our equity method investment in connection with our acquisition of AUOSP, and goodwill impairment. For more information on these items, see "—Note 3. Business

Combinations" and "—Note 4. Goodwill and Other Intangible Assets" under "Item 8. Financial Statements and Supplementary Data" in this Annual Report.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We also benefit from a tax holiday granted by the Malaysian government to our former joint venture AUOSP (now our wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.) subject to certain hiring, capital spending, and manufacturing requirements. We have an auxiliary company ruling in Switzerland, where we sell our solar power products, which currently reduces our Swiss tax rate. For additional information see "—Note 1. The Company and Summary of Significant Accounting Policies" and "—Note 13. Income Taxes" under "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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

Results of Operations

Revenue

	Fiscal Year
(In thousands)	2016	% of total revenue	2015	% of total revenue	2014	% of total revenue
Distributed Generation
Residential	$720,331	28%	$643,520	41%	$655,936	22%
Commercial	436,915	17%	277,143	17%	361,828	12%
Power Plant	1,402,316	55%	655,810	42%	2,009,501	66%
Total revenue	$2,559,562		$1,576,473		$3,027,265

Total Revenue:  Our total revenue increased by 62% during fiscal 2016 as compared to fiscal 2015, primarily due to increased sales of solar power systems across all Segments and particularly due to revenue recognized on the sale of several utility-scale solar power projects in the Power Plant Segment during the second half of fiscal 2016, such as the 128 MW Henrietta project and the 125 MW Boulder Solar I project.

Our total revenue decreased 48% during fiscal 2015 as compared to fiscal 2014 primarily because during fiscal 2015 we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease in revenue in fiscal 2015 was also due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems. A decline in sales of solar power systems and components to residential and commercial customers also contributed to the period-over-period decrease in total revenue.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 55% during fiscal 2016 as compared to 42% during fiscal 2015. The revenue for the Power Plant Segment as a percentage of total revenue recognized increased primarily due to: (i) an increase in the volume of utility-scale solar power projects sold in fiscal 2016 in our Power Plants Segment, and (ii) an increase in the revenue recognized in fiscal 2016 in our Power Plant Segment due to the accounting treatment of certain utility-scale projects as partial sales of real estate as described in "Item 8. Financial Statements and Supplementary Data—Note 10. Equity Method Investments" in this Annual Report on Form 10-K.

Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 42% and 66% during fiscal 2015 and fiscal 2014, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized decreased primarily because we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease during fiscal 2015 was additionally driven by substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in fiscal 2016, 2015, and 2014, respectively.

		Fiscal Year
Revenue		2016	2015	2014
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	10%	n/a	n/a
Southern Renewable Partnerships, LLC	Power Plant	15%	n/a	n/a
MidAmerican Energy Holdings Company	Power Plant	*	14%	49%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue increased 12% percent during fiscal 2016 as compared to fiscal 2015, primarily due to an increase in sales of residential solar power systems in North America driven by stronger sales through our dealer network, an increase in the number of leases placed in service under our residential leasing program within the United States, and an increase in the proportion of capital leases relative to total leases placed in service.

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

Commercial Revenue:  Commercial revenue increased 58% during fiscal 2016 as compared to fiscal 2015, primarily because of stronger sales of commercial components and systems in North America due to a favorable policy environment that encouraged investment in renewable energy by commercial customers.

Commercial revenue decreased 23% during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners

LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease in revenue during fiscal 2015 was also due to the completion of certain commercial solar power system projects, and the associated revenue recognition, during fiscal 2014 and a decrease in commercial component sales across all geographies, particularly in Japan, where a reduction in the country's feed-in tariff during the third quarter of fiscal 2015 reduced demand for solar power systems and the decline in the value of the Japanese Yen reduced demand for imported goods in general.

Power Plant Revenue: Power Plant revenue increased 114% during fiscal 2016 as compared to fiscal 2015, respectively, primarily due to: (i) an increase in the volume of utility-scale solar power projects sold in fiscal 2016, primarily in North America, including the 128 MW Henrietta project and the 125 MW Boulder Solar I project, and (ii) the deferral of revenue in fiscal 2015 due to the accounting treatment of certain utility-scale projects as partial sales of real estate as described in "Item 8. Financial Statements and Supplementary Data—Note 10. Equity Method Investments" in this Annual Report.

Power Plant revenue decreased 67% during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease in revenue during fiscal 2015 was also due to substantial completion of revenue recognition at the end of fiscal 2014 on certain large-scale solar power systems located within the United States.

Cost of Revenue

	Fiscal Year
(In thousands)	2016	2015	2014
Distributed Generation
Residential	$603,559	$508,449	$541,812
Commercial	438,711	259,600	326,324
Power Plant	1,327,326	563,778	1,534,002
Total cost of revenue	$2,369,596	$1,331,827	$2,402,138
Total cost of revenue as a percentage of revenue	93%	84%	79%
Total gross margin percentage	7%	16%	21%

Total Cost of Revenue: Our total cost of revenue increased 78% during fiscal 2016 as compared to fiscal 2015, primarily as a result of the increase in the recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States during fiscal 2016, as well as write-downs totaling $46.2 million on certain solar power development projects during fiscal 2016. The increase in total cost of revenue during 2016 was also a result of charges totaling $58.2 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties.

Our total cost of revenue decreased 45% in fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any revenue or profit, and corresponding costs, on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease in the cost of sales during fiscal 2015 was also a result of the substantial completion at the end of fiscal 2014 of recognition of revenue and corresponding costs of certain large-scale solar power systems within the United States.

Gross Margin

	Fiscal Year
	2016	2015	2014
Distributed Generation
Residential	16%	21%	17%
Commercial	—%	6%	10%
Power Plant	5%	14%	24%

Residential Gross Margin: Gross margin for our Residential Segment decreased five percentage points during fiscal 2016 as compared to fiscal 2015, as a result of declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general, partially offset by an increased volume of sales with favorable margins for residential leases and higher average selling prices for residential components and systems in North America. The decrease in gross margin during 2016 was also a result of charges totaling $15.2 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties, as compared to a similar charge of $10.9 million recorded in fiscal 2015.

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

Commercial Gross Margin: Gross margin for our Commercial Segment decreased six percentage points during fiscal 2016 as compared to fiscal 2015, primarily because of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our customers in light of market conditions, as well as declining average selling prices in Japan, where a reduction in the country's feed-in tariff during the during the last half of fiscal 2015 continued to reduce demand for solar power systems and the volatility of the value of the Japanese Yen reduced demand for imported goods in general. The decrease in gross margin during 2016 was also a result of charges totaling $12.5 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties, as compared to a similar charge of $5.7 million recorded in fiscal 2015.

Gross margin for our Commercial Segment decreased four percentage points during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any profit on the sale of projects involving real estate to 8point3 Energy Partners under the accounting treatment described in "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Gross margin during fiscal 2015 also decreased as a result of higher than expected costs on and changes in the scope of certain commercial EPC projects in the United States and a charge of $5.7 million recorded in fiscal 2015 in connection with the contracted sale of raw material inventory to a third party.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased nine percentage points during fiscal 2016 as compared to fiscal 2015 primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to write-downs totaling $46.2 million in fiscal 2016 on certain solar power development projects. The decrease in gross margin during 2016 was also a result of charges totaling $30.5 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties, as compared to a similar charge of $16.1 million recorded in fiscal 2015.

Gross margin for our Power Plant Segment decreased 10 percentage points during fiscal 2015 as compared to fiscal 2014 primarily because we deferred the recognition of any profit on the sale to 8point3 Energy Partners of projects involving real estate under the accounting treatment described in "Item 8. Financial Statements and Supplementary Data—Note 3. 8point3 Energy Partners LP" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The decrease in gross margin during 2015 was also a result of the substantial completion of large-scale solar power systems with favorable margins at the end of fiscal 2014 within the United States and a charge of $16.1 million recorded in fiscal 2015 in connection with the contracted sale of raw material inventory to a third party.

Research and Development ("R&D")

	Fiscal Year
(In thousands)	2016	2015	2014
R&D	$116,130	$99,063	$73,343
As a percentage of revenue	5%	6%	2%

R&D expense increased $17.1 million in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in labor costs as a result of additional headcount and salary related expenses, as well as an increase in other net expenses such as materials, consulting and outside services as we continue to develop our next generation solar technology and expand our product offering. The remaining increase was a result of other net expenses to support R&D programs as well as amortization of intangible assets attributable to R&D activity.
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

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands)	2016	2015	2014
SG&A	$329,061	$345,486	$288,321
As a percentage of revenue	13%	22%	10%

SG&A expense decreased $16.4 million in fiscal 2016 as compared to fiscal 2015 primarily due to labor savings resulting from our August 2016 and December 2016 restructuring plans, as well as a decrease in stock-based compensation expense attributable to SG&A functions. The decrease was partially offset by an increase in marketing activity for residential and commercial products in North America and through digital media, as well as increased other costs related to ongoing legal proceedings and non-cash charges primarily related to depreciation and the amortization and disposition of intangible assets.

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

Restructuring Charges

	Fiscal Year
(In thousands)	2016	2015	2014
Restructuring charges	$207,189	$6,391	$12,223
As a percentage of revenue	8%	—%	—%

Restructuring charges increased $200.8 million during fiscal 2016 as compared to fiscal 2015 due to our August 2016 and December 2016 restructuring plans, $166.7 million of which consisted of non-cash charges related to asset impairments. The remaining charges were primarily related to severance benefits and lease and related termination costs.

Restructuring charges decreased $5.8 million, or 48%, during fiscal 2015 as compared to fiscal 2014 and were primarily related to severance and other charges associated with our November 2014 restructuring plan. Remaining charges are associated with legacy restructuring plans approved in fiscal 2012 and 2011.

See "Item 8. Financial Statements and Supplementary Data—Note 8. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Fiscal Year
(In thousands)	2016	2015	2014
Interest income	$2,652	$2,120	$2,583
Interest expense	(60,735)	(43,796)	(69,658)
Gain on settlement of preexisting relationships in connection with acquisition	203,252	—	—
Loss on equity method investment in connection with acquisition	(90,946)	—	—
Goodwill impairment	(147,365)	—	—
Other, net	(9,039)	5,659	449
Other expense, net	$(102,181)	$(36,017)	$(66,626)
As a percentage of revenue	(4)%	(2)%	(2)%

Other expense, net increased $66.2 million, in fiscal 2016 as compared to fiscal 2015, primarily driven by a $147.4 million expense related to the impairment of goodwill and a $90.9 million expense related to the impairment of our equity method investment in AUOSP, partially offset by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016. For more information on these transactions, see "—Note 3. Business Combinations" and "—Note 4. Goodwill and Other Intangible Assets" in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

The remainder of the increase in Other expense, net was driven by the gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during fiscal 2015 which did not recur in fiscal 2016, an increase in interest expense in fiscal 2016 due to the issuance of the 4.00% debentures due 2023 late in the fourth quarter of fiscal 2015, and additional interest incurred on financing activities related to our residential lease business in fiscal 2016, as well as unfavorable changes in the fair value of foreign currency derivatives and other net expenses.

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

Income Taxes

	Fiscal Year
(In thousands)	2016	2015	2014
Provision for income taxes	$(7,319)	$(66,694)	$(8,760)
As a percentage of revenue	—%	(4)%	—%

In fiscal 2016, our income tax provision of $7.3 million, on a loss before income taxes and equity in earnings of unconsolidated investees of $564.6 million, was primarily due to tax expense in profitable jurisdictions, the amortization of U.S. prepaid income tax related to intercompany transactions, offset by tax benefits from provision to return adjustments in U.S. and foreign jurisdictions and realization of the tax benefit related to net operating losses that are eligible to be claimed as a refund on the prior year U.S. tax returns.

In fiscal 2015, our income tax provision of $66.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $242.3 million was due to an increase in taxable income resulting from gains realized primarily on the sale of projects involving real estate and a coinciding utilization of carryforward tax attributes; however, revenue and margin on the transactions that generated tax gains were deferred due to real estate accounting guidelines.  For further information on the accounting treatment of projects involving real estate, see "Item 8. Financial Statements and Supplementary Data—Note 10. Equity Method Investments" in this Annual Report on Form 10-K.  Other factors contributing to the increase in provision for income taxes in fiscal 2015 were a shift in the geographic mix of taxable income to jurisdictions with higher statutory tax rates, prior year transfer pricing adjustments, intracompany profit deferral and accrual of unrecognized tax benefits, and deemed foreign dividends.

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

We record a valuation allowance to reduce our U.S., France, and Spain deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 1, 2017, we believe there is insufficient evidence to realize additional deferred tax assets other than U.S. net operating losses that can be carried back for a refund on prior year tax returns.

Equity in Earnings of Unconsolidated Investees

	Fiscal Year
(In thousands)	2016	2015	2014
Equity in earnings of unconsolidated investees	$28,070	$9,569	$7,241
As a percentage of revenue	1%	1%	—%

Our equity in earnings of unconsolidated investees increased $18.5 million in fiscal 2016, compared to fiscal 2015, primarily due to our share of the earnings generated by the activities of the 8point3 Group during fiscal 2016 as well as our share of the earnings generated by the activities of our former joint venture AUOSP during fiscal 2016 prior to the acquisition and subsequent consolidation of AUOSP on September 29, 2016. For more information on the acquisition of AUOSP, see "Item 8. Financial Statements and Supplemental Data—Note 3. Business Combinations" in this Annual Report on Form 10-K.

In fiscal 2015 and 2014, our equity in earnings of unconsolidated investees was a net gain of $9.6 million and $7.2 million, respectively, and was primarily due to increased activities at AUOSP during the two fiscal years. The $9.6 million net gain in fiscal 2015 also includes the activities of the 8point3 Group that took place during the last half of fiscal 2015.

Net Income (loss)

	Fiscal Year
(In thousands)	2016	2015	2014
Net income (loss)	$(543,844)	$(299,436)	$183,095

Net loss increased by $244.4 million in fiscal 2016 as compared to fiscal 2015. The increase in net loss was primarily driven by: (i) a $200.8 million increase in restructuring expense related to our August 2016 and December 2016 restructuring plans; (ii) a $66.2 million increase in other expense, net primarily driven by the impairment of goodwill and the loss on our equity method investment in our former joint venture AUOSP during fiscal 2016 (partially offset by the settlement of preexisting relationships with AUOSP), a gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during fiscal 2015 which did not recur in fiscal 2016, an overall increase in interest expense in fiscal 2016 due to the issuance of our 4.00% debentures late in the fourth quarter of fiscal 2015 and additional interest incurred on financing activities related to our residential lease business, and unfavorable changes in the fair value of foreign currency derivatives and other net expenses; (iii) a decrease in gross margin of $54.7 million primarily driven by charges totaling $58.2 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties, partially offset by a similar charge of $32.7 million in fiscal 2015, write-downs totaling $46.2 million on certain solar power development projects during fiscal 2016 that were based on the estimated selling price of such projects, and by declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets; and (iv) a $0.6 million net increase in operating expenses due to increased marketing spend and increased R&D headcount, mostly offset by a reduction in total labor costs and stock-based compensation expense in SG&A functions resulting from our August 2016 and December 2016 restructuring plans. The increase in net loss was partially offset by: (i) a $59.4 million decrease in provision for income taxes primarily due to a shift from domestic taxable income to domestic taxable loss which reduced the overall tax provision in the period; and (ii) a $18.5 million increase in our equity in earnings of unconsolidated investees due to the activities of the 8point3 Group during fiscal 2016 and the activities at our former AUOSP joint venture prior to our acquisition of AUOSP.

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

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands)	2016	2015	2014
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$72,780	$112,417	$62,799

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

In fiscal 2016, 2015, and 2014, we attributed $72.8 million, $112.4 million and $62.8 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $39.6 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors. The $49.6 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests in fiscal 2015, as compared to fiscal 2014, is primarily attributable to additional leases placed in service under new facilities executed with third-party investors in fiscal 2015.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Item 8. Financial Statements and Supplementary Data—Note 1. The Company and Summary of Significant Accounting Policies" in this Annual Report on Form 10-K).

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

Valuation of Inventories

Inventories are accounted for on a first-in-first-out basis and are valued at the lower of cost or net realizable value. We evaluate the realizability of our inventories, including future purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of bookings, sales backlog, sales pipeline, market forecast and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory and growth plans. Our factory production plans, which drive materials requirement planning, are established based on our assumptions of expected demand. We respond to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

We evaluate the terms of our long-term inventory purchase agreements with suppliers for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products over a period of years; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. In addition, because the purchase prices required by our long-term polysilicon agreements are significantly higher than current market prices for similar materials, if we are not able to profitably utilize this material in our operations or elect to sell near-term excess, we may incur additional losses. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or we enter into arrangements with third parties for the sale of raw materials that do not allow us to recover our current contractually committed price for such raw materials, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business.

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

Variable Interest Entities ("VIE")

We regularly evaluate our relationships and involvement with unconsolidated VIEs, including our investments in the 8point3 Group and our other equity and cost method investments, to determine whether we have a controlling financial interest in them or have become the primary beneficiary, thereby requiring us to consolidate their financial results into our financial statements. In connection with the sale of the equity interests in the entities that hold solar power plants, we also consider whether we retain a variable interest in the entity sold, either through retaining a financial interest or by contractual means. If we determine that the entity sold is a VIE and that we hold a variable interest, we then evaluate whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we will consolidate the VIE. The determination of whether we are the primary beneficiary is based upon whether we have the power to direct the activities that most directly impact the economic performance of the VIE and whether we absorb any losses or benefits that would be potentially significant to the VIE.

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

We conduct our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of each year, or on an interim basis if circumstances warrant. Impairment of goodwill is tested at our reporting unit level. Management determined that the Residential Segment, the Commercial Segment, and the Power Plant Segment are also the reporting units. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and the resulting impact on our expectations for the performance of our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. For additional details see "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Goodwill and Other Intangible Assets" in this Annual Report on Form 10-K.

Accounting for Income Taxes

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S., French, and Spanish deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 1, 2017, we believe there is insufficient evidence to realize additional deferred tax assets beyond the U.S. net operating losses that can be benefitted through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Net cash provided by (used in) operating activities	$(312,283)	$(726,231)	$8,360
Net cash provided by (used in) investing activities	$(377,450)	$109,399	$(309,239)
Net cash provided by financing activities	$159,779	$619,967	$498,566

Operating Activities

Net cash used in operating activities in fiscal 2016 was $312.3 million and was primarily the result of: (i) a net loss of $543.8 million; (ii) a $203.3 million non-cash settlement of preexisting relationships in connection with the acquisition of AUOSP; (iii) a $172.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $70.4 million increase in inventories driven by purchases of polysilicon; (v) a $38.2 million decrease in billings in excess of costs and estimated earnings driven by the recognition revenue and corresponding costs of certain utility-scale projects; (vi) a $33.5 million increase in accounts receivable, primarily driven by billings; (vii) a $28.1 million increase in equity in earnings of unconsolidated investees; (viii) a $17.0 million decrease in customer advances; (ix) a $12.1 million decrease in accounts payable and other accrued liabilities, primarily attributable to recognition of revenue of certain utility-scale projects; (x) a $6.6 million net change in deferred income taxes, and (xi) a $2.8 million in excess tax benefit from stock-based compensation. This was partially offset by: (i) other net non-cash charges of $241.6 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) $166.7 million in non-cash restructuring charges; (iii) a $147.4 million impairment of goodwill; (iv) $90.9 million in impairment of equity method investments; (v) a $74.3 million decrease in advance payments made to suppliers; (vi) a $48.8 million decrease in prepaid expenses and other assets, primarily related to recognition of revenue and corresponding costs of certain utility-scale projects; (vii) a $33.2 million decrease in project assets primarily related to revenue recognition and corresponding costs of certain utility-scale and commercial projects; (viii) $6.9 million dividend from 8point3 Energy Partners LP; (ix) a $6.2 million decrease in costs and estimated earnings in excess of billings driven by milestone billings.

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

Investing Activities

Net cash used in investing activities in fiscal 2016 was $377.5 million, which included (i) $310.1 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $24.0 million paid for the acquisition of AUOSP, net of cash acquired; (iii) a $22.7 million increase in restricted cash; (iv) $11.5 million paid for investments in consolidated and unconsolidated investees; (v) $9.8 million in payments to 8point3 Energy Partners; (vi) $5.0 million paid for purchases of marketable securities; and (vii) $0.5 million paid for intangibles. This was offset by: (i) $6.2 million in proceeds from sales or maturities of marketable securities.

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

Financing Activities

Net cash provided by financing activities in fiscal 2016 was $159.8 million, which included: (i) $146.1 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (ii) $127.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to the residential lease projects. This was partially offset by: (i) $56.4 million in net repayments from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $30.0 million in net repayments of bank loans and other debt; (iii) $21.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv) $5.7 million in cash paid for acquisitions.

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

Debt and Credit Sources

Convertible Debentures

As of January 1, 2017, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of January 1, 2017, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of January 1, 2017, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in this Annual Report on Form 10-K.

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

As of January 1, 2017, we had $17.5 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of January 1, 2017, we had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC (see Note 18).

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

As of January 1, 2017, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole Corporate and Investment Bank ("Credit Agricole"), as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that extends, among other things, the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired.

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

As of January 1, 2017, we had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that are fully cash collateralized. Although we are not in default with Credit Agricole, we are currently not in compliance with the covenant for this credit facility that would permit us to draw further and therefore we may not make additional draws on the facility without collateralizing the borrowings with cash. We expect to not be in compliance with the covenant for the Credit Agricole credit facility for at least the remainder of the 2017 fiscal year, which will affect the availability of borrowings under the line, if not remedied.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of January 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of January 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $45.8 million.

In June 2016, we entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with The Bank of Tokyo-Mitsubishi UFJ ("BTMU"), Credit Agricole, and HSBC USA Bank, National Association ("HSBC"). Each letter of credit facility agreement provides for the issuance, upon our request, of letters of credit by the issuing bank thereunder in order to support certain of our obligations until December 31, 2018. Payment of obligations under each of the letter of credit facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with BTMU, $75.0 million with Credit Agricole and $175.0 million with HSBC, for a total capacity of $325.0 million. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of January 1, 2017, there were no letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank. As of January 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $244.8 million.

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

As of January 1, 2017 letters of credit issued under the Deutsche Bank Trust facility totaled $3.1 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

As of January 1, 2017, outstanding borrowings under the Construction Revolver totaled $10.5 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During fiscal 2016, we had net proceeds of $5.7 million, in connection with these loans. As of January 1, 2017, the aggregate carrying amount of these loans, presented in "Long-term debt" on our Consolidated Balance Sheets, was $6.7 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During fiscal 2016 and 2015, we had net proceeds of $111.8 million and $90.6 million, respectively, in connection with these loans. As of January 1, 2017, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $283.9 million and $171.8 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During fiscal 2016 and 2015, we had net proceeds (repayments) of $28.5 million and $(32.0) million, respectively, in connection with these facilities. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount of these facilities, presented in "Accrued liabilities" and "Other long-term liabilities" on our Consolidated Balance Sheets, was $29.4 million and $36.8 million, respectively (see Note 5).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During fiscal 2016 and 2015, we had net contributions of $127.3 million and $170.6 million, respectively, under these facilities and attributed losses of $74.9 million and $111.5 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $183.1 million and $128.6 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. During fiscal 2016, we had net proceeds of $9.9 million, in connection with the facility. As of January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $10.5 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During fiscal 2016, we had net proceeds of $21.9 million, in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, we entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $114.8 million and net repayments of $117.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was zero.

In fiscal 2016, we entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $44.5 million and net repayments of $45.6 million, in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on our Consolidated Balance Sheets, was zero.

In fiscal 2016, we entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $192.2 million and net repayments of $201.6 million, in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During fiscal 2016, we had net proceeds of $84.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $90.5 million.

In fiscal 2015, we entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta power plant in California. During fiscal 2016, in connection with the sale of the project, we repaid the full amount outstanding, and as a result, the Company had net repayments of $216.7 million in connection with the facility. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $216.7 million, respectively.

In fiscal 2015, we entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In the first quarter of fiscal 2016, we repaid the full amount outstanding. During fiscal 2016, we had net repayments of $37.3 million in connection with the facility. As of January 1, 2017 and January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was zero and $37.3 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.6 million and $8.1 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Leasing" for a discussion of the Company’s sale-leasebacks accounted for under the financing method.

Liquidity

As of January 1, 2017, we had unrestricted cash and cash equivalents of $425.3 million as compared to $954.5 million as of January 3, 2016. Our cash balances are held in numerous locations throughout the world and as of January 1, 2017, we had approximately $149.8 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $110 million to $130 million in fiscal 2017 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new Performance Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of January 1, 2017, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.1 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Leasing"). During fiscal 2016, we received $146.3 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2016, we drew down $116.1 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of January 1, 2017, the short-term and long-term balances of the loans were $7.3 million and $276.6 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $33.1 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of January 1, 2017, outstanding amounts related to our project financing totaled $427.9 million.

We believe that our current cash, cash equivalents, cash expected to be generated from operations and funds available under our existing credit facilities will be sufficient to meet our working capital needs and fund our committed capital expenditures over the next 12 months from the date of the issuance of the financial statements, including the development and construction of solar power systems and plants. As such, we do not believe substantial doubt exists regarding the Company's ability to continue as a going concern. In conjunction with evaluating our ability to continue as a going concern, we have considered our historical ability to work with our vendors to obtain favorable payment terms, when possible, and our ability to reduce manufacturing output to reduce inventory in order to optimize our working capital. We may also choose to explore additional options in connection with our short-term liquidity needs, such as selling raw materials inventory to third parties, liquidating certain investments, discontinuing the development of certain projects, implementing additional restructuring plans, and deferring or canceling uncommitted capital expenditures and other investment or acquisition activities. We expect to be able to supplement our short-term liquidity, if necessary, with access to capital markets and additional credit facilities, including non-recourse debt, made available by various domestic and foreign financial institutions. However, there can be no assurance that our liquidity will be adequate over time or that we will in fact have access to capital markets on reasonable terms or at all, whether to meet operating needs or to refinance debt. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments or guarantee certain financial obligations of our investments, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors".

On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including the ratio that our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, will not exceed 4.5 to 1. As of January 1, 2017, $295.3 million remained undrawn under our revolving credit facility with Credit Agricole; however we are currently not in compliance with the covenant for the Credit Agricole credit facility that requires the ratio of our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, to not exceed 4.5 to 1. We are not in default with Credit Agricole; however, we may not draw on the facility without collateralizing additional future borrowings with cash. We expect to not be in compliance with the aforementioned financial ratio covenant for the Credit Agricole credit facility for at least the remainder of fiscal 2017, which will affect the availability of borrowings under the line, if not remedied. Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. As of January 1, 2017, we had $189.5 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of January 1, 2017:

		Payments Due by Fiscal Period
(In thousands)	Total	2017	2018-2019	2020-2021	Beyond 2021
Convertible debt, including interest[1]	$1,246,360	$22,750	$341,944	$438,958	$442,708
IFC mortgage loan, including interest[2]	17,526	17,526	—	—	—
CEDA loan, including interest[3]	66,338	2,550	5,100	5,100	53,588
Other debt, including interest[4]	680,238	71,031	77,222	70,623	461,362
Future financing commitments[5]	8,233	8,233	—	—	—
Operating lease commitments[6]	130,419	15,894	29,169	24,427	60,929
Sale-leaseback financing[7]	187,627	27,987	23,848	22,079	113,713
Capital lease commitments[8]	4,510	1,032	1,509	1,192	777
Non-cancellable purchase orders[9]	209,372	209,372	—	—	—
Purchase commitments under agreements[10]	1,073,537	526,734	381,955	162,848	2,000
Deferred purchase consideration in connection with acquisition	61,100	—	31,100	30,000	—
Total	$3,685,260	$903,109	$891,847	$755,227	$1,135,077

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on January 1, 2017. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $17.5 million outstanding principal amount as of January 1, 2017. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

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

[5]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $8.2 million, subject to certain conditions.

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

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 8 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2016, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of January 1, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $83.9 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of January 1, 2017, total liabilities associated with uncertain tax positions were $47.2 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of January 1, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 3%, 8% and 10% of our total revenue in fiscal 2016, 2015 and 2014, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $7.6 million, $12.2 million and $28.9 million in fiscal 2016, 2015 and 2014, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of January 1, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $42.9 million, respectively. As of January 3, 2016, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of zero and $35.7 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of January 1, 2017 and January 3, 2016, advances to suppliers totaled $284.8 million and $359.1 million, respectively. Two suppliers accounted for 90% and 10% of total advances to suppliers as of January 1, 2017, and 82% and 16% as of January 3, 2016.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of January 1, 2017, the outstanding principal balance of our variable interest borrowings was $201.4 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $3.0 million in money market funds as of January 1, 2017 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of January 1, 2017 and January 3, 2016, investments of $(6.9) million and $186.4 million, respectively, are accounted for using the equity method, and $39.4 million and $36.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of January 1, 2017 and January 3, 2016 included the negative balance of $60.6 million and $30.9 million, respectively, of our investment in the 8point3 Group (See "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $839.2 million as of January 1, 2017. The aggregate estimated fair value of our outstanding convertible debentures was $1,253.2 million as of January 3, 2016. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $923.1 million and $1,378.5 million as of January 1, 2017 and January 3, 2016, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $755.3 million and $1,127.9 million as of January 1, 2017 and January 3, 2016, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunPower Corporation

We have audited the accompanying consolidated balance sheets of SunPower Corporation as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunPower Corporation at January 1, 2017 and January 3, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunPower Corporation's internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunPower Corporation

We have audited SunPower Corporation’s internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunPower Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SunPower Corporation’s former AUOSP joint venture (now a wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.), which is included in the January 1, 2017 consolidated financial statements of SunPower Corporation and constituted 7% of the Company's consolidated total assets as of January 1, 2017. Our audit of internal control over financial reporting of SunPower Corporation also did not include an evaluation of the internal control over financial reporting of SunPower Corporation’s former AUOSP joint venture (now a wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.).

In our opinion, SunPower Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of SunPower Corporation and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 17, 2017

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	January 1, 2017	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$425,309	$954,528
Restricted cash and cash equivalents, current portion	33,657	24,488
Accounts receivable, net[1]	219,638	190,448
Costs and estimated earnings in excess of billings[1]	32,780	38,685
Inventories	401,707	382,390
Advances to suppliers, current portion	111,479	85,012
Project assets - plants and land, current portion[1]	374,459	479,452
Prepaid expenses and other current assets[1]	315,670	359,517
Total current assets	1,914,699	2,514,520

Restricted cash and cash equivalents, net of current portion	55,246	41,748
Restricted long-term marketable securities	4,971	6,475
Property, plant and equipment, net	1,027,066	731,230
Solar power systems leased and to be leased, net	621,267	531,520
Project assets - plants and land, net of current portion	33,571	5,072
Advances to suppliers, net of current portion	173,277	274,085
Long-term financing receivables, net	507,333	334,791
Goodwill and other intangible assets, net	44,218	119,577
Other long-term assets[1]	185,519	297,975
Total assets	$4,567,167	$4,856,993

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$540,295	$514,654
Accrued liabilities[1]	391,226	313,497
Billings in excess of costs and estimated earnings	77,140	115,739
Short-term debt	71,376	21,041
Customer advances, current portion[1]	10,138	33,671
Total current liabilities	1,090,175	998,602

Long-term debt	451,243	478,948
Convertible debt[1]	1,113,478	1,110,960
Customer advances, net of current portion[1]	298	126,183
Other long-term liabilities[1]	721,032	564,557
Total liabilities	3,376,226	3,279,250
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	103,621	69,104
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both January 1, 2017 and January 3, 2016	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 148,079,718 shares issued, and 138,510,325 outstanding as of January 1, 2017; 145,242,705 shares issued, and 136,712,339 outstanding as of January 3, 2016	139	137
Additional paid-in capital	2,410,395	2,359,917
Accumulated deficit	(1,218,681)	(747,617)
Accumulated other comprehensive loss	(7,238)	(8,023)
Treasury stock, at cost; 9,569,393 shares of common stock as of January 1, 2017; 8,530,366 shares of common stock as of January 3, 2016	(176,783)	(155,265)
Total stockholders' equity	1,007,832	1,449,149
Noncontrolling interests in subsidiaries	79,488	59,490
Total equity	1,087,320	1,508,639
Total liabilities and equity	$4,567,167	$4,856,993

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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	January 1, 2017	January 3, 2016	December 28, 2014

Revenue[1]
Solar power systems, components, and other	$2,294,608	$1,389,660	$2,897,305
Residential leasing	264,954	186,813	129,960
	$2,559,562	$1,576,473	$3,027,265
Cost of revenue[1]
Solar power systems, components, and other	2,173,364	1,192,535	2,315,894
Residential leasing	196,232	139,292	86,244
	2,369,596	1,331,827	2,402,138
Gross margin	189,966	244,646	625,127
Operating expenses:
Research and development[1]	116,130	99,063	73,343
Sales, general and administrative[1]	329,061	345,486	288,321
Restructuring charges	207,189	6,391	12,223
Total operating expenses	652,380	450,940	373,887
Operating income (loss)	(462,414)	(206,294)	251,240
Other income (expense), net:
Interest income	2,652	2,120	2,583
Interest expense[1]	(60,735)	(43,796)	(69,658)
Gain on settlement of preexisting relationships in connection with acquisition[2]	203,252	—	—
Loss on equity method investment in connection with acquisition[2]	(90,946)	—	—
Goodwill impairment	(147,365)	—	—
Other, net	(9,039)	5,659	449
Other expense, net	(102,181)	(36,017)	(66,626)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(564,595)	(242,311)	184,614
Provision for income taxes	(7,319)	(66,694)	(8,760)
Equity in earnings of unconsolidated investees	28,070	9,569	7,241
Net income (loss)	(543,844)	(299,436)	183,095
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	72,780	112,417	62,799
Net income (loss) attributable to stockholders	$(471,064)	$(187,019)	$245,894

Net income (loss) per share attributable to stockholders:
Basic	$(3.41)	$(1.39)	$1.91
Diluted	$(3.41)	$(1.39)	$1.55
Weighted-average shares:
Basic	137,985	134,884	128,635
Diluted	137,985	134,884	162,751

[1]
The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within the "Revenue: Solar power systems and components," "Cost of revenue: Solar power systems and components," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 10).

[2]	See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	January 1, 2017	January 3, 2016	December 28, 2014
Net income (loss)	$(543,844)	$(299,436)	$183,095
Components of comprehensive income (loss):
Translation adjustment	(1,085)	(2,452)	(4,946)
Net change in derivatives (Note 12)	(4,739)	7,385	(638)
Net gain (loss) on long-term pension liability adjustment	6,283	823	(2,878)
Income taxes	326	(324)	(675)
Net change in accumulated other comprehensive income (loss)	785	5,432	(9,137)
Total comprehensive income (loss)	(543,059)	(294,004)	173,958
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	72,780	112,417	62,799
Comprehensive income (loss) attributable to stockholders	$(470,279)	$(181,587)	$236,757

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2013	$—	121,536	$122	$1,980,778	$(53,937)	$(4,318)	$(806,492)	$1,116,153	$37,630	$1,153,783
Net income (loss)	(27,089)	—	—	—	—	—	245,894	245,894	(35,710)	210,184
Other comprehensive loss	—	—	—	—	—	(9,137)	—	(9,137)	—	(9,137)
Issuance of common stock upon exercise of options	—	106	—	1,052	—	—	—	1,052	—	1,052
Issuance of restricted stock to employees, net of cancellations	—	4,431	2	(2)	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible debt	—	7,131	7	188,256	—	—	—	188,263	—	188,263
Settlement of the 4.75% Bond hedge	—	—	—	68,842	—	—	—	68,842	—	68,842
Settlement of the 4.75% Warrants	—	—	—	(81,077)	—	—	—	(81,077)	—	(81,077)
Stock-based compensation expense	—	—	—	55,592	—	—	—	55,592	—	55,592
Tax benefit from convertible debt interest deduction	—	—	—	3,761	—	—	—	3,761	—	3,761
Tax benefit from stock-based compensation	—	—	—	2,379	—	—	—	2,379	—	2,379
Contributions from noncontrolling interests and redeemable noncontrolling interests	34,102	—	—	—	—	—	—	—	66,581	66,581
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,438)	—	—	—	—	—	—	—	(2,655)	(2,655)
Purchases of treasury stock	—	(1,738)	—	—	(57,548)	—	—	(57,548)	—	(57,548)
Transfer of redeemable noncontrolling interests	23,991	—	—	—	—	—	—	—	(23,991)	(23,991)
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)	$(560,598)	$1,534,174	$41,855	$1,576,029
Net loss	(13,689)	—	—	—	—	—	(187,019)	(187,019)	(98,728)	(285,747)
Other comprehensive income	—	—	—	—	—	5,432	—	5,432	—	5,432
Issuance of common stock upon exercise of options	—	58	—	514	—	—	—	514	—	514
Issuance of restricted stock to employees, net of cancellations	—	3,560	3	(3)	—	—	—	—	—	—
Settlement of the 4.5% Warrants	—	3,008	3	(577)	—	—	—	(574)	—	(574)
Stock-based compensation expense	—	—	—	61,481	—	—	—	61,481	—	61,481
Tax benefit from convertible debt interest deduction	—	—	—	39,546				39,546		39,546
Tax benefit from stock-based compensation	—	—	—	39,375	—	—	—	39,375	—	39,375
Contributions from noncontrolling interests	57,064	—	—	—	—	—	—	—	123,817	123,817
Distributions to noncontrolling interests	(2,837)	—	—	—	—	—	—	—	(7,454)	(7,454)
Purchases of treasury stock	—	(1,381)	—	—	(43,780)	—	—	(43,780)	—	(43,780)
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639
Net income (loss)	(75,817)	—	—	—	—	—	(471,064)	(471,064)	3,036	(468,028)
Other comprehensive loss	—	—	—	—	—	785	—	785	—	785
Issuance of restricted stock to employees, net of cancellations	—	2,836	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	56,110	—	—	—	56,110	—	56,110
Tax benefit from convertible debt interest deduction	—	—	—	(2,822)	—	—	—	(2,822)		(2,822)
Tax benefit from stock-based compensation	—	—	—	(2,810)	—	—	—	(2,810)	—	(2,810)
Contributions from noncontrolling interests	117,120	—	—	—	—	—	—	—	29,215	29,215
Distributions to noncontrolling interests	(6,786)	—	—	—	—	—	—	—	(12,253)	(12,253)
Purchases of treasury stock	—	(1,039)	(1)	—	(21,518)	—	—	(21,519)	—	(21,519)
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(1,218,681)	$1,007,832	$79,488	$1,087,320

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	January 1, 2017	January 3, 2016		December 28, 2014
Cash flows from operating activities:
Net income (loss)	$(543,844)	$(299,436)		$183,095
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	174,209	138,007		108,795
Stock-based compensation	61,498	58,960		55,592
Non-cash interest expense	1,057	6,184		21,585
Non-cash restructuring charges	166,717	—		—
Gain on settlement of preexisting relationships in connection with acquisition	(203,252)	—		—
Loss on equity method investment in connection with acquisition	90,946	—		—
Goodwill impairment	147,365	—		—
Dividend from 8point3 Energy Partners LP	6,949	—	—	—
Equity in earnings of unconsolidated investees	(28,070)	(9,569)		(7,241)
Excess tax benefit from stock-based compensation	(2,810)	(39,375)		(2,379)
Deferred income taxes	(6,611)	50,238		6,120
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	—	(27,915)		—
Other, net	4,793	2,589		5,278
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,466)	311,743		(31,505)
Costs and estimated earnings in excess of billings	6,198	148,426		(155,300)
Inventories	(70,448)	(237,764)		(1,247)
Project assets	33,248	(763,065)		(68,247)
Prepaid expenses and other assets	48,758	(80,105)		203,654
Long-term financing receivables, net	(172,542)	(142,973)		(94,314)
Advances to suppliers	74,341	50,560		(26,343)
Accounts payable and other accrued liabilities	(12,146)	97,433		59,508
Billings in excess of costs and estimated earnings	(38,204)	30,661		(225,210)
Customer advances	(16,969)	(20,830)		(23,481)
Net cash provided by (used in) operating activities	(312,283)	(726,231)		8,360
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(22,667)	(23,174)		(11,562)
Purchases of property, plant and equipment	(187,094)	(230,051)		(102,505)
Cash paid for solar power systems, leased and to be leased	(84,289)	(88,376)		(50,974)
Cash paid for solar power systems	(38,746)	(10,007)		(13,457)
Proceeds from sales or maturities of marketable securities	6,210	—		1,380
Proceeds from (payments to) 8point3 Energy Partners LP	(9,838)	539,791		—
Purchases of marketable securities	(4,955)	—		(30)
Cash paid for acquisitions, net of cash acquired	(24,003)	(64,756)		(35,078)
Cash paid for investments in unconsolidated investees	(11,547)	(4,092)		(97,013)
Cash paid for intangibles	(521)	(9,936)		—
Net cash provided by (used in) investing activities	(377,450)	109,399		(309,239)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	416,305		395,275
Cash paid for repurchase of convertible debt	—	(324,352)		(42,250)
Proceeds from settlement of 4.75% Bond Hedge	—	—		68,842
Payments to settle 4.75% Warrants	—	—		(81,077)
Proceeds from settlement of 4.50% Bond Hedge	—	74,628		131
Payments to settle 4.50% Warrants	—	(574)		—
Cash paid for acquisitions	(5,714)	—	—	—
Proceeds from bank loans and other debt	113,645	—		—
Repayment of bank loans and other debt	(143,601)	(16,088)		(16,852)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	183,990	100,108		81,926
Repayment of non-recourse residential financing	(37,932)	(41,503)		(15,930)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	146,334	180,881		100,683
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(19,039)	(10,291)		(5,093)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	738,822	441,775		112,137
Assumption of project loan by customer	—	—		(40,672)
Repayment of non-recourse power plant and commercial financing	(795,209)	(238,744)		(4,437)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	—	29,300		—
Contributions from noncontrolling interests attributable to real estate projects	—	12,410
Proceeds from exercise of stock options	—	517		1,052
Excess tax benefit from stock-based compensation	—	39,375		2,379
Purchases of stock for tax withholding obligations on vested restricted stock	(21,517)	(43,780)		(57,548)
Net cash provided by financing activities	159,779	619,967		498,566
Effect of exchange rate changes on cash and cash equivalents	735	(4,782)		(4,023)
Net decrease in cash and cash equivalents	(529,219)	(1,647)		193,664
Cash and cash equivalents, beginning of period	954,528	956,175		762,511
Cash and cash equivalents, end of period	$425,309	$954,528		$956,175

Non-cash transactions:
Assignment of residential lease receivables to third parties	$4,290	$3,315		$8,023
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$57,422	$66,604		$41,204
Costs of solar power systems, leased and to be leased, funded by liabilities	$3,026	$10,972		$3,786
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$27,971	$6,076		$28,259
Property, plant and equipment acquisitions funded by liabilities	$43,817	$28,950		$11,461
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$45,862	$102,333		$—
Issuance of common stock upon conversion of convertible debt	$—	$—		$188,263
Exchange of receivables for an investment in an unconsolidated investee	$2,890	$—		$—
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$—	$68,273		$—
Acquisition funded by liabilities	$103,354	$—		$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$35,770	$34,909		$39,857
Cash paid for income taxes	$35,414	$29,509		$8,765

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2016, is a 52-week fiscal year, fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter, while fiscal year 2014 was a 52-week fiscal year. Fiscal 2016 ended on January 1, 2017, fiscal 2015 ended on January 3, 2016, and fiscal 2014 ended on December 28, 2014.

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

Inventories

Inventories are accounted for on a first-in-first-out basis and are valued at the lower of cost or net realizable value. The Company evaluates the realizability of its inventories, including purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. The Company’s assumption of expected demand is developed based on its analysis of bookings, sales backlog, sales pipeline, market forecast, and competitive intelligence. The Company’s assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory, and growth plans. The Company’s factory production plans, which drive materials requirement planning, are established based on its assumptions of expected demand. The Company responds to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

The Company evaluates the terms of its long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products for the foreseeable future and because the raw materials subject to these long-term supply agreements are not subject to spoilage or other factors that would deteriorate its usability; however, if raw materials inventory balances temporarily exceed near-term demand, the Company may elect to sell such inventory to third parties to optimize working capital needs. In addition, because the purchase prices required by the Company's long-term polysilicon agreements are significantly higher than current market prices for similar materials, if the Company is not able to profitably utilize this material in its operations or elect to sell near-term excess, the Company may incur additional losses. Other market conditions that could affect the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in the Company's fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, the Company determines that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or the Company enters into arrangements with third parties for the sale of raw materials that do not allow it to recover its current contractually committed price for such raw materials, the Company records a write-down or accrual equal to the difference between the cost of inventories and the estimated net realizable value, which may be material. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 5).

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

Useful Lives in Years
Buildings	20 to 30
Leasehold improvements	1 to 20
Manufacturing equipment	7 to 15
Computer equipment	2 to 7
Solar power systems	30
Furniture and fixtures	3 to 5

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $24.9 million, $23.4 million and $11.9 million, in fiscal 2016, 2015, and 2014, respectively.

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

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. As of January 1, 2017 and January 3, 2016 the Company had no customers that accounted for 10% of accounts receivable. In addition, one customer accounted for approximately 10% of the Company's "Costs and estimated earnings in excess of billings" balance as of January 1, 2017 on the Consolidated Balance Sheets as compared to one customer that accounted for approximately 59% of the balance as of January 3, 2016.

The Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for remaining periods of four years. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements.

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

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds (see Notes 5 and 7).

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the standards to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The new guidance is effective for the Company no later than the first quarter of fiscal 2020 and requires a prospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued an update to the standards to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company no later than the first quarter of fiscal 2018 and requires a prospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In November 2016, the FASB issued an update to the standards to require management to present their Statement of Cash Flows including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The new guidance is effective for the Company no later than the first quarter of fiscal 2018 and requires a retrospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued an update to the standards to amend how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires a retrospective approach to adoption. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued an update to the standards to require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. Early adoption is permitted beginning in the first quarter of fiscal 2017 and requires a modified retrospective approach to adoption. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued an update to the standards to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. The Company adopted the new accounting standard, effective in the fourth quarter of fiscal 2016. The Company concluded that its current cash, cash equivalents, cash expected to be generated from operations and funds available under existing credit facilities will be sufficient to meet working capital needs and fund committed capital expenditures for the period required to be evaluated. While the Company believes its assumptions inherent in this conclusion are reasonable, the Company also believes that it has viable additional options available to support short-term liquidity needs if necessary. Adoption of the new accounting standard did not have a material impact to the Company's consolidated financial statements, however may increase the disclosure requirements regarding the Company’s evaluation of going concern.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; and iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company currently plans to adopt effective January 1, 2018 using the full retrospective approach; however, a final decision regarding the adoption method has not been made at this time. The Company’s final determination will depend on a number of factors such as the process of finalizing the impact to the Company’s financial results and from additional disclosure requirements.

The Company has made significant progress with its evaluation of the impact of the new standard on its accounting policies, processes, and with updating its systems to fulfill the accounting and disclosure requirements under the new standard. The Company has assigned sufficient internal resources and also retained a third party service provider to assist with its implementation.

The Company expects the adoption of ASC 606 to primarily affect our Power Plants and Commercial segments.  Sales of solar power systems that include the sale or lease of related real estate, which occur under both segments, are currently accounted for under ASC 360-20. ASC 360-20 requires us to evaluate whether such arrangements have any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring us to reduce the potential profit on a project sale by our maximum exposure to loss.  We anticipate that ASC 606, which supersedes the real estate sales guidance under ASC 360-20, will result in the earlier recognition of revenue and profit. In addition, the Company’s investment in the 8point3 Group currently has a negative carrying value of $60.6 million primarily as a result of profit deferred under ASC 360-20. Under ASC 606, the Company expects that a material amount of this deferred profit will have been recognized prior to January 1, 2018, and as a result the Company’s carrying value in the 8point3 Group will materially increase upon adoption. The Company expects that revenue recognition for our other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, will remain materially consistent.

The Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates that this standard will have a material impact on its consolidated financial statements. However, the Company does not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the financial statements at this time.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of January 1, 2017, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 57%.

Amended and Restated Credit Support Agreement

In June 2016, the Company and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement") which amended and restated the Credit Support Agreement dated April 28, 2011 by and between the Company and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. At any time until December 31, 2018, Total S.A. will, at the Company's request, guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Such letters of credit must be issued no later than December 31, 2018 and expire no later than March 31, 2020. Total is required to issue and enter into a Guaranty requested by the Company, subject to certain terms and conditions. In addition, Total will not be required to enter into the Guaranty if, after giving effect to the Company’s request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by the Company, would exceed $500 million in the aggregate. Such maximum amounts of credit support available to the Company can be reduced upon the occurrence of specified events.

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

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and a Compensation and Funding Agreement entered into in February 2012, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause any "person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of January 1, 2017, the Company had $2.0 million of "Costs and estimated earnings in excess of billings" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During fiscal 2016, in connection with a co-development project between SunPower and Total, the Company made a $7.0 million payment to Total in exchange for Total's ownership interest in the co-development project.

Related-Party Transactions with Total and its Affiliates:

	Fiscal Year
(In thousands)	2016	2015	2014
Revenue:
EPC, O&M, and components revenue under joint projects	$64,719	$56,772	$155,568
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(557)	$(1,620)	$(1,612)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$7,130	$11,227	$12,035
Fees incurred under the Compensation and Funding Agreement	$—	$—	$1,200
Interest expense incurred on the 0.75% debentures due 2018	$1,500	$1,500	$1,604
Interest expense incurred on the 0.875% debentures due 2021	$2,188	$2,188	$1,209
Interest expense incurred on the 4.00% debentures due 2023	$4,000	$167	$—

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

(In thousands)
Net tangible assets acquired	$161,432
Goodwill	89,600
Total allocable consideration	$251,032

The fair value of the net tangible assets acquired on September 29, 2016 is presented in the following table:

(In thousands)
Cash and cash equivalents	$5,997
Inventories	9,072
Prepaid expenses and other current assets:
Cell supply agreement*	16,928
Related party receivables*	22,875
Other receivables	23,956
Other prepaid expenses	2,711
Property, plant, and equipment	285,589
Other long-term assets	342
Total assets acquired	$367,470

Accounts payable	$41,186
Accrued liabilities:
Polysilicon supply agreement*	87,198
Related party payables*	14,333
Employee compensation and employee benefits	4,017
Other accrued liabilities	760
Short-term debt	58,248
Other long-term liabilities	296
Total liabilities assumed	$206,038

Net tangible assets acquired	$161,432
*Amount eliminated upon consolidation with the Company.

Goodwill

As noted above, $89.6 million had been allocated to goodwill within all three Segments during the year ended January 1, 2017 (see Note 4). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, and organizational cultures. In connection with the Company’s overall goodwill impairment evaluation as discussed further in Note 4, this goodwill was subsequently impaired during the year ending January 1, 2017, and no further goodwill related to the acquisition remained on the Company’s Consolidated Balance Sheet as of January 1, 2017.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135
Goodwill arising from business combinations	17,771	23,316	48,513	89,600
Goodwill impairment	(49,951)	(33,260)	(64,154)	(147,365)
Adjustments to goodwill	—	(370)	—	(370)
As of January 1, 2017	$—	$—	$—	$—

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

Due to market circumstances that occurred during the third quarter of fiscal 2016, including a decline in the Company's stock price which resulted in the market capitalization of the Company being below its book value, the Company determined that an interim goodwill impairment evaluation was necessary. Based on the interim impairment test as of October 2, 2016, the Company determined that the carrying value of all reporting units exceeded their fair value. As a result, the Company performed an evaluation of the second step of the impairment analysis for the reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for all reporting units was zero and therefore recorded a goodwill impairment loss of $147.4 million, representing all of the goodwill associated with these reporting units.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of January 1, 2017
Patents and purchased technology	$48,640	$(15,529)	$33,111
Project pipeline assets	9,446	(1,804)	7,642
Purchased in-process research and development	3,700	(485)	3,215
Other	1,000	(750)	250
	$62,786	$(18,568)	$44,218

As of January 3, 2016
Patents and purchased technology	$53,499	$(5,328)	$48,171
Project pipeline assets	9,446	—	9,446
Purchased in-process research and development	3,700	—	3,700
Other	500	(375)	125
	$67,145	$(5,703)	$61,442

Aggregate amortization expense for intangible assets totaled $13.0 million, $5.1 million and $0.6 million for fiscal 2016, 2015 and 2014, respectively. Aggregate impairment loss for intangible assets amounted to 4.7 million for fiscal 2016.

As of January 1, 2017, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2017	$12,315
2018	14,405
2019	9,961
2020	6,315
$42,996

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	January 1, 2017	January 3, 2016
Accounts receivable, net:
Accounts receivable, gross[1,2]	$242,451	$207,860
Less: allowance for doubtful accounts	(20,380)	(15,505)
Less: allowance for sales returns	(2,433)	(1,907)
	$219,638	$190,448

[1]	Includes short-term financing receivables associated with solar power systems leased of $19.3 million and $12.5 million as of January 1, 2017 and January 3, 2016, respectively (see Note 6).

[2]
Includes short-term retainage of $8.8 million and $11.8 million as of January 1, 2017 and January 3, 2016, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 1, 2017	$15,505	$7,319	$(2,445)	$20,379
Year ended January 3, 2016	18,152	1,163	(3,810)	15,505
Year ended December 28, 2014	26,463	(1,023)	(7,288)	18,152
Allowance for sales returns:
Year ended January 1, 2017	1,907	526	—	2,433
Year ended January 3, 2016	1,145	762	—	1,907
Year ended December 28, 2014	2,095	(950)	—	1,145
Valuation allowance for deferred tax assets:
Year ended January 1, 2017	268,671	228,565	—	497,236
Year ended January 3, 2016	118,748	149,923	—	268,671
Year ended December 28, 2014	90,571	28,177	—	118,748

	As of
(In thousands)	January 1, 2017	January 3, 2016
Inventories:
Raw materials	$136,906	$124,297
Work-in-process	184,967	131,258
Finished goods	79,834	126,835
	$401,707	$382,390

	As of
(In thousands)	January 1, 2017	January 3, 2016
Prepaid expenses and other current assets:
Deferred project costs	$68,338	$67,479
VAT receivables, current portion	14,260	14,697
Deferred costs for solar power systems to be leased	28,705	40,988
Derivative financial instruments	4,802	8,734
Prepaid inventory	83,943	50,615
Other receivables	85,834	78,824
Prepaid taxes	5,468	71,529
Other prepaid expenses	24,260	26,651
Other current assets	60	—
	$315,670	$359,517

	As of
(In thousands)	January 1, 2017	January 3, 2016
Project assets - plants and land:
Project assets — plants	$389,103	$479,108
Project assets — land	18,927	5,416
	$408,030	$484,524
Project assets - plants and land, current portion	$374,459	$479,452
Project assets - plants and land, net of current portion	$33,571	$5,072

	As of
(In thousands)	January 1, 2017	January 3, 2016
Property, plant and equipment, net:
Manufacturing equipment[1]	$403,808	$556,963
Land and buildings	130,080	32,090
Leasehold improvements	280,620	244,098
Solar power systems[2]	207,277	141,075
Computer equipment	185,518	103,443
Furniture and fixtures	12,591	10,640
Construction-in-process	39,849	247,511
	1,259,743	1,335,820
Less: accumulated depreciation	(232,677)	(604,590)
	$1,027,066	$731,230

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $14.3 million and $85.1 million as of January 1, 2017 and January 3, 2016, respectively.

[2]
Includes $177.1 million and $110.4 million of solar power systems associated with sale-leaseback transactions under the financing method as of January 1, 2017 and January 3, 2016, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 6).

	As of
(In thousands)	January 1, 2017	January 3, 2016
Property, plant and equipment, net by geography[1]:
Philippines	$373,286	$460,420
Malaysia	275,980	—
United States	276,053	201,419
Mexico	81,419	44,164
Europe	20,154	22,962
Other	174	2,265
	$1,027,066	$731,230

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	January 1, 2017	January 3, 2016
Other long-term assets:
Equity method investments[1]	$(6,931)	$186,405
Derivative financial instruments	11,429	—
Cost method investments	39,423	36,369
Other	141,598	75,201
	$185,519	$297,975

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $60.6 million and $30.9 million as of January 1, 2017 and January 3, 2016, respectively (see Note 10).

	As of
(In thousands)	January 1, 2017	January 3, 2016
Accrued liabilities:
Employee compensation and employee benefits	$43,370	$59,476
Deferred revenue	27,649	19,887
Short-term residential lease financing	—	7,395
Interest payable	15,329	8,165
Short-term warranty reserves	4,894	16,639
Restructuring reserve	18,001	1,823
VAT payables	4,743	4,225
Derivative financial instruments	2,023	2,316
Inventory payable	83,943	50,615
Liability due to 8point3 Energy Partners	—	9,952
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	3,665	—
Contributions from noncontrolling interests attributable to projects prior to COD	93,875	—
Taxes payable	25,602	36,824
Liability due to AU Optronics	31,714	—
Other	36,418	96,180
	$391,226	$313,497

	As of
(In thousands)	January 1, 2017	January 3, 2016
Other long-term liabilities:
Deferred revenue	$188,932	$179,779
Long-term warranty reserves	156,315	147,488
Long-term sale-leaseback financing	204,879	125,286
Long-term residential lease financing with 8point3 Energy Partners	29,370	29,389
Unrecognized tax benefits	47,203	43,297
Long-term pension liability	3,381	12,014
Derivative financial instruments	448	1,033
Long-term liability due to AU Optronics	71,639	—
Other	18,865	26,271
	$721,032	$564,557

	As of
(In thousands)	January 1, 2017	January 3, 2016
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(12,249)	$(11,164)
Net unrealized gain on derivatives	1,203	5,942
Net gain (loss) on long-term pension liability adjustment	4,228	(2,055)
Deferred taxes	(420)	(746)
	$(7,238)	$(8,023)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016:

	As of
(In thousands)	January 1, 2017	January 3, 2016
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$666,700	$543,358
Solar power systems to be leased	25,367	34,319
	692,067	577,677
Less: accumulated depreciation	(70,800)	(46,157)
	$621,267	$531,520

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of January 1, 2017 and January 3, 2016, the Company had pledged solar assets with an aggregate book value of $13.1 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of January 1, 2017:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	24,459	24,286	24,333	24,383	24,433	330,379	$452,273

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of January 1, 2017 and January 3, 2016, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	January 1, 2017	January 3, 2016
Financing receivables[1]:
Minimum lease payments receivable[2]	$560,582	$366,759
Unguaranteed residual value	70,636	50,722
Unearned income	(104,624)	(70,155)
Net financing receivables	$526,594	$347,326
Current	$19,261	$12,535
Long-term	$507,333	$334,791

[1]
As of January 1, 2017 and January 3, 2016, the Company had pledged financing receivables of $18.6 million and zero, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts amounting to $4.9 million and $2.6 million, as of January 1, 2017 and January 3, 2016, respectively.

As of January 1, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	28,769	28,285	28,530	28,783	29,041	417,174	$560,582

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of January 1, 2017, future minimum lease obligations associated with these systems were $78.2 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 5). As of January 1, 2017, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $187.6 million, which will be recognized over the lease terms of up to 25 years. During fiscal 2016 and 2015, the Company had net financing proceeds of $94.8 million and 15.0 million, respectively, in connection with these sale-leaseback arrangements. As of January 1, 2017 and January 3, 2016, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $204.9 million and $125.3 million, respectively (see Note 5).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of January 1, 2017 or January 3, 2016.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of January 1, 2017 and January 3, 2016:

	January 1, 2017			January 3, 2016
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$3,002	$3,002	$—	$540,000	$540,000	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	4,802	—	4,802	8,734	—	8,734
Other long-term assets:
Derivative financial instruments (Note 12)	11,429	—	11,429	—	—	—
Total assets	$19,233	$3,002	$16,231	$548,734	$540,000	$8,734
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	2,023	—	2,023	2,316	—	2,316
Other long-term liabilities:
Derivative financial instruments (Note 12)	448	—	448	1,033	—	1,033
Total liabilities	$2,471	$—	$2,471	$3,349	$—	$3,349

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. Information regarding the Company's goodwill and intangible asset balances are disclosed in Note 4. As of January 1, 2017, the Company's Fab 2 manufacturing facility was measured at fair value, determined using a combination of the cost and market approaches in conjunction with a third-party appraiser. While certain inputs used when applying the market approach, such as market prices of assets with comparable features, were observable, the application of the cost approach required the Company to develop certain of its own assumptions, such as the remaining useful life of the facility. Thus, although a combination of Level 2 and Level 3 inputs were utilized to determine the estimated fair value, the Fab 2 manufacturing facility was classified as a Level 3 fair value measurement based on the lowest level of significant inputs. As of January 3, 2016, there were no such items recorded at fair value.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of January 1, 2017 and January 3, 2016 these bonds had a carrying value of $5.0 million and $6.5 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of January 1, 2017 and January 3, 2016, the Company had $(6.9) million and $186.4 million, respectively, in investments accounted for under the equity method (see Note 10). As of January 1, 2017 and January 3, 2016, the Company had $39.4 million and $36.4 million respectively, in investments accounted for under the cost method.

Note 8. RESTRUCTURING

December 2016 Restructuring Plan

On December 2, 2016, the Company adopted, and the Company began implementing, a restructuring plan to reduce costs and focus on improving cash flow while positioning the Company to succeed in the next phase of industry growth. As part of the plan, the Board of Directors approved the closure of the Company’s Philippine-based Fab 2 manufacturing facility. In connection with the plan, which is expected to be completed by the end of fiscal 2017, the Company expects approximately 2,500 employees to be affected, primarily in the Philippines, representing approximately 25% of the Company’s global workforce. The Company expects to incur restructuring charges in connection with the plan totaling approximately $225 million to $275 million, consisting primarily of asset impairments, severance benefits, lease and related termination costs, and other associated costs. The Company expects approximately 30% of such total restructuring charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted and began implementing initiatives to realign the Company’s downstream investments, optimize the Company’s supply chain and reduce operating expenses, in response to expected near-term challenges primarily relating to the Company’s Power Plant Segment. In connection with the realignment, which is expected to be completed by the end of fiscal 2017, the Company expects approximately 1,200 employees to be affected, primarily in the Philippines, representing approximately 15% of the Company’s global workforce at the time. The Company expects to incur restructuring charges totaling approximately $35 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. The Company expects more than 50% of total charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During prior fiscal years, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of January 1, 2017; however, the Company expects to continue to incur costs as it finalizes previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2016	2015	2014	Cumulative To Date
December 2016 Plan:
Non-cash impairment charges	$148,791	$—	$—	$148,791
Severance and benefits	$15,901	$—	$—	$15,901
Other costs[1]	$7,819	$—	$—	$7,819
	$172,511	$—	$—	$172,511
August 2016 Plan:
Non-cash impairment charges	$17,926	$—	$—	$17,926
Severance and benefits	15,591	—	—	15,591
Lease and related termination costs	557	—	—	557
Other costs[1]	$364	$—	$—	364
	$34,438	$—	$—	$34,438
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$5	$719	$61,320
Severance and benefits	350	2,710	10,535	61,949
Lease and related termination costs	(171)	1,210	244	6,813
Other costs[1]	62	2,466	725	13,599
	$241	$6,391	$12,223	$143,681
Total restructuring charges	$207,190	$6,391	$12,223	$350,630
1Other costs primarily represent associated legal services and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the fiscal year ended January 1, 2017:

	Fiscal Year
(In thousands)	2015	Charges (Benefits)	Payments	2016
December 2016 Plan:
Non-cash impairment charges	$—	$148,791	$—	$—
Severance and benefits	$—	$15,901	$(7,790)	$8,111
Lease and related termination costs	$—	$—	$—	$—
Other costs[1]	$—	$7,819	$(1,887)	$5,932
	$—	$172,511	$(9,677)	$14,043
August 2016 Plan:
Non-cash impairment charges	$—	$17,926	$—	$—
Severance and benefits	—	15,591	(12,143)	3,448
Lease and related termination costs	—	557	(557)	—
Other costs[1]	—	364	(278)	86
	$—	34,438	$(12,978)	3,534
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$—	$—
Severance and benefits	395	350	(446)	299
Lease and related termination costs	743	(171)	(520)	52
Other costs[1]	685	62	(674)	73
	1,823	241	(1,640)	424
Total restructuring liability	$1,823	$207,190	$(24,295)	$18,001

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of January 1, 2017, future minimum lease payments for facilities under operating leases were $52.2 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of January 1, 2017, future minimum lease payments for assets under capital leases were $4.5 million, to be paid over the remaining contractual terms of up to 7 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 1, 2017 are as follows:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total[12]
Future purchase obligations	736,106	206,261	175,694	161,848	1,000	2,000	$1,282,909

[1]	Total future purchase obligations were composed of $209.4 million related to non-cancellable purchase orders and $1.1 billion related to long-term supply agreements.

[2]
During fiscal 2016, the Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of January 1, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $83.9 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories, which in the case of polysilicon are at purchase prices significantly above current market prices for similar materials, will be recovered because quantities are less than management's expected demand for its solar power products over the next several years. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of January 1, 2017 and January 3, 2016, advances to suppliers totaled $284.8 million and $359.1 million, respectively, of which $111.5 million and $85.0 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 90% and 10% of total advances to suppliers, respectively, as of January 1, 2017, and 82% and 16%, respectively, as of January 3, 2016.

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of January 1, 2017 is as follows:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Estimated utilization of advances from customers	9,256	1,180	—	—	—	—	$10,436

In fiscal 2010, the Company and its then joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resold to AUOSP polysilicon purchased from a third-party supplier. In the third quarter of fiscal 2016, the Company terminated this agreement in connection with its acquisition and subsequent consolidation of AUOSP (See Note 3). Prior to the termination of the agreement, advance payments provided by AUOSP related to such polysilicon were then made by the Company to the third-party supplier. These advance payments were applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon was used by AUOSP to manufacture solar cells that were sold to the Company on a "cost-plus" basis. The outstanding advance payments received from AUOSP are no longer included in the table above as the amounts are now eliminated as intercompany transactions in the purchase accounting for the acquisition and accordingly, as of January 1, 2017, the Company did not have a balance for advance payments received from

AUOSP on its Consolidated Balance Sheets. As of January 3, 2016, advance payments received from AUOSP totaled $148.9 million, of which $22.7 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected product shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2016, 2015 and 2014, respectively:

	Fiscal Year
(In thousands)	2016	2015	2014
Balance at the beginning of the period	$164,127	$154,648	$149,372
Accruals for warranties issued during the period	14,575	25,561	24,942
Settlements and adjustments during the period	(17,493)	(16,082)	(19,666)
Balance at the end of the period	$161,209	$164,127	$154,648

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 10). As of January 1, 2017, the Company has future financing obligations related to these agreements through fiscal 2017 totaling $8.2 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $47.2 million and $43.3 million as of January 1, 2017 and January 3, 2016, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of January 1, 2017 and January 3, 2016, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $3.4 million and $12.0 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was $6.3 million for the year ended January 1, 2017.

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

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act,

15 U.S.C. §§78j(b) and 78t(a) and SEC Rule 10b-5, 17 C.F.R. §240.10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On December 9, 2016, the court consolidated the cases and appointed a lead plaintiff.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the Court and assigned to one judge.

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

Note 10. EQUITY METHOD INVESTMENTS

As of January 1, 2017 and January 3, 2016, the Company's carrying value of its equity method investments totaled $(6.9) million and $186.4 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $60.6 million and $30.9 million as of January 1, 2017 and January 3, 2016, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

Prior to the acquisition, the Company had concluded that it was not the primary beneficiary of AUOSP since, although the Company and AUO were both obligated to absorb losses or had the right to receive benefits, the Company alone did not have the power to direct the activities of AUOSP that most significantly impacted its economic performance. In making this determination, the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contributed to the activities that most significantly impacted the joint venture's economic performance. Prior to the acquisition, the Company accounted for its investment in AUOSP using the equity method as a result of the shared power arrangement. As a result of the acquisition, AUOSP became a consolidated subsidiary of the Company and the results of operations of AUOSP have been included in the Consolidated Statement of Operations of the Company since September 29, 2016. Up until the acquisition date of September 29, 2016, the Company's maximum exposure to loss as a result of its equity investment in AUOSP was limited to the carrying value of the investment. As of January 1, 2017 and January 3, 2016, the Company's investment in AUOSP had a carrying value of zero and $202.3 million, respectively.

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016. During the quarter ended January 1, 2017, the Company received $6.9 million in dividend distributions from the 8point3 Group.

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

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “8point3 Credit Facility”). Proceeds from the term loan were used to make initial distributions to the Sponsors. The 8point3 Credit Facility is secured by a pledge of the Sponsors’ equity interests in OpCo. On September 30, 2016, OpCo entered into an amendment and joinder agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million.

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 5). As of January 1, 2017 and January 3, 2016 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $74 million and $78 million, respectively, on the Company's Consolidated Balance Sheets.

During fiscal 2016, the Company sold several ROFO Projects to 8point3 Energy Partners, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and several commercial projects. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $45.9 million reduction in the carrying value of the Company’s investments in the 8point3 Group. Some of the commercial projects have not yet reached their commercial operation date and therefore, the Company continues to record these projects on its Consolidated Balance Sheet as of January 1, 2017. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of January 1, 2017 and January 3, 2016, the Company's investment in the 8point3 Group had a negative carrying value of $60.6 million and $30.9 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate. The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a 1:1 basis to the publicly traded Class A shares of 8point3 Energy

Partners. Based on the closing stock price of Class A shares as of December 30, 2016, the final trading day prior to the end of the Company’s fiscal year, the Company’s investment in OpCo has a market value of $374.9 million.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on the magnitude of the Company’s investment and whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms: first, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. As of January 1, 2017, the Company’s investments in such projects have a carrying value of $45.5 million, of which $41.2 million is accounted for under the equity method and the remainder under the cost method. The majority of this balance relates to the Boulder Solar Project, which is a ROFO project that may be sold to the 8point3 Group in the future. As of January 3, 2016, the Company’s investments in such projects have a carrying value of $4.4 million, of which none is accounted for under the equity method and all under the cost method.

Summarized Financial Statements

The following table presents summarized financial statements for significant investees accounted for by the equity method, based on the investees' fiscal years and on information provided to the Company by the investee:

	Fiscal Year
(In thousands)	2016	2015	2014
Summarized statements of operations information:
Revenue	$61,197	$480,106	$463,275
Cost of sales and operating expenses	38,716	457,392	437,207
Net income	30,432	38,770	22,769
Net income attributable to the entity	156,793	140,969	22,769

	Fiscal Year
(In thousands)	2016	2015
Summarized balance sheet information
Current assets	$35,407	$204,055
Long-term assets	1,299,656	1,488,418
Current liabilities	26,606	273,144
Long-term liabilities	398,192	315,574
Noncontrolling interests and redeemable noncontrolling interests	58,658	101,520

Related-Party Transactions with Investees:

	As of
(In thousands)	January 1, 2017	January 3, 2016
Accounts receivable	$3,397	$32,389
Other long-term assets	$723	$1,455
Accounts payable	$—	$42,080
Accrued liabilities	$3,665	$9,952
Customer advances	$57	$710
Other long-term liabilities	$29,370	$29,389

	Fiscal Year
(In thousands)	2016	2015	2014
Payments made to investees for products/services	$337,831	$444,121	$462,596
Revenues and fees received from investees for products/services[1]	$317,314	$47,019	$—

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	January 1, 2017				January 3, 2016
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$417,473	$417,473	$425,000	$—	$416,369	$416,369
0.875% debentures due 2021	400,000	—	397,079	397,079	400,000	—	396,424	396,424
0.75% debentures due 2018	300,000	—	298,926	298,926	300,000	—	298,167	298,167
IFC mortgage loan	17,500	17,121	—	17,121	32,500	14,994	16,778	31,772
CEDA loan	30,000	—	28,191	28,191	30,000	—	27,778	27,778
Non-recourse financing and other debt[1]	477,594	52,892	419,905	472,797	435,963	4,642	429,981	434,623
	$1,650,094	$70,013	$1,561,574	$1,631,587	$1,623,463	$19,636	$1,585,497	$1,605,133

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 9.

As of January 1, 2017, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Aggregate future maturities of outstanding debt	69,799	324,725	13,825	16,432	417,531	807,782	$1,650,094

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	January 1, 2017			January 3, 2016
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$417,473	$425,000	$301,555	$416,369	$425,000	$515,903
0.875% debentures due 2021	397,079	400,000	266,996	396,424	400,000	340,500
0.75% debentures due 2018	298,926	300,000	270,627	298,167	300,000	396,792
	$1,113,478	$1,125,000	$839,178	$1,110,960	$1,125,000	$1,253,195

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

In fiscal 2016, 2015 and 2014, the Company recognized zero, $4.3 million, and $19.8 million of non-cash interest expense, respectively, related to the amortization of the debt discount on the 4.50% debentures.

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

During fiscal 2015, the Company recognized a non-cash gain of $52.0 million, recorded in "Other, net" in the Company's Consolidated Statements of Operations related to recognize the change in fair value before settlement of the 4.50% Bond Hedge. During fiscal 2014, the Company recognized a non-cash gain of $58.5 million, recorded in "Other, net" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

During the second quarter of fiscal 2015, the Company entered into separate partial unwind agreements with each of Deutsche Bank AG, London Branch; Bank of America, N.A.; Barclays Bank PLC; and Credit Suisse International in order to reduce the number of warrants issued pursuant to the 2015 Warrant Confirms. Pursuant to the terms of these partial unwind agreements, the Company issued an aggregate of approximately 3.0 million shares of common stock to settle all of the warrants under the 2015 Warrant Confirms. Accordingly, as of January 1, 2017, no 4.50% Warrants remained outstanding.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 5). As of both January 1, 2017 and January 3, 2016, the Company had restricted cash and cash equivalents of $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC (see Note 18).

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

As of January 1, 2017, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit. The Company had no outstanding borrowings under the revolving credit facility as of January 3, 2016.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of January 1, 2017 and January 3, 2016, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of January 1, 2017 and January 3, 2016, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $45.8 million and zero, respectively.

In June 2016, the Company entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with Bank of Tokyo-Mitsubishi UFJ ("BTMU"), Credit Agricole, and HSBC USA Bank, National Association ("HSBC"). Each letter of credit facility agreement provides for the issuance, upon the Company’s request, of letters of credit by the issuing bank thereunder in order to support certain of the Company’s obligations until December 31, 2018. Payment of obligations under the 2016 Guaranteed Letter of Credit Facilities is guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with BTMU, $75.0 million with Credit Agricole and $175.0 million with HSBC. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of January 1, 2017 and January 3, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank AG New York Branch totaled zero and $294.5 million, respectively. As of January 1, 2017 and January 3, 2016, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $244.8 million and zero, respectively.

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

As of January 1, 2017 and January 3, 2016, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.1 million and $8.6 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of January 1, 2017 and January 3, 2016, the aggregate carrying value of the Construction Revolver totaled $10.5 million and zero, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value
(In thousands)	January 1, 2017	January 3, 2016	Balance Sheet Classification
Residential Lease Program
Bridge loans	$6,718	$—	Short-term debt and Long-term debt
Long-term loans	283,852	171,752	Short-term debt and Long-term debt
Financing arrangements with third parties	29,370	36,784	Accrued liabilities and Other long-term liabilities
Tax equity partnership flip facilities	183,109	128,594	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Henrietta credit facility	—	216,691	Short-term debt and Long-term debt
Boulder I credit facility	28,775	—	Short-term debt and Long-term debt
El Pelicano credit facility	90,474	—	Long-term debt
Hooper credit facility	—	37,269	Short-term debt and Long-term debt
Construction Revolver	10,469	—	Long-term debt
Arizona loan	7,649	8,113	Short-term debt and Long-term debt

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During fiscal 2016, the Company had net proceeds of $5.7 million in connection with these loans. As of January 1, 2017, the aggregate carrying amount of these loans, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $6.7 million.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During fiscal 2016 and 2015, the Company had net proceeds of $111.8 million and $90.6 million, respectively, in connection with these loans. As of January 1, 2017, and January 3, 2016, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $283.9 million and $171.8 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During fiscal 2016 and 2015, the Company had net proceeds (repayments) of $28.5 million and $(32.0) million, respectively, in connection with these facilities. As of January 1, 2017, and January 3, 2016, the aggregate carrying amount of these facilities, presented in

"Accrued liabilities" and "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.4 million and $36.8 million, respectively (see Note 5).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During fiscal 2016 and 2015, the Company had net contributions of $127.3 million and $170.6 million, respectively, under these facilities and attributed losses of $74.9 million and $111.5 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $183.1 million and $128.6 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small scale utility projects in the United States. During fiscal 2016, we had net proceeds of $9.9 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $10.5 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. During fiscal 2016, the Company had net proceeds of $21.9 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, the Company entered into a short-term credit facility to finance the utility-scale Rio Bravo power plant projects in California, with an aggregate size of approximately 50 MW. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $114.8 million and net repayments of $117.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was zero.

In fiscal 2016, the Company entered into a short-term credit facility to finance the 20 MW utility-scale Wildwood power plant project in California. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $44.5 million and net repayments of $45.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was zero.

In fiscal 2016, the Company entered into a long-term credit facility to finance several related utility-scale power plant projects in California, including the Stanford and Turlock projects, with an aggregate size of approximately 350 MW. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net proceeds of $192.2 million and net repayments of $201.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was zero.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During fiscal 2016, the Company had net proceeds of $84.6 million in connection with the facility. As of January 1, 2017, the aggregate carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $90.5 million.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 128 MW utility-scale Henrietta power plant in California. During fiscal 2016, in connection with the sale of the project, the Company repaid the full amount outstanding, and as a result, the Company had net repayments of $216.7 million in connection with the facility. As of

January 1, 2017 and January 3, 2016, the aggregate carrying amount of this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was zero and $216.7 million, respectively.

In fiscal 2015, the Company entered into a long-term credit facility to finance the 60 MW Hooper utility-scale power plant in Colorado. In the first quarter of fiscal 2016, the Company repaid the full amount outstanding. During fiscal 2016, the Company had net repayments of $37.3 million, in connection with the facility. As of January 1, 2017 and January 3, 2016, the carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was zero and $37.3 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of January 1, 2017 and January 3, 2016, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.6 million, and $8.1 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 6 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of January 1, 2017 and January 3, 2016, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	January 1, 2017	January 3, 2016
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$1,711	$—
		$1,711	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$1,076	$—
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	2,015	8,734
Interest rate contracts	Other long-term assets	$11,429	$—
		$14,520	$8,734

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$71	$—
Foreign currency forward exchange contracts	Accrued liabilities	—	141
Interest rate contracts	Other long-term liabilities	448	583
		$519	$724

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$15	$—
Foreign currency forward exchange contracts	Accrued liabilities	1,937	2,175
Interest rate contracts	Other long-term liabilities	—	450
		$1,952	$2,625

	January 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$16,231	$—	$16,231	$1,694	$—	$14,537
Derivative liabilities	$2,471	$—	$2,471	$1,694	$—	$777

	January 3, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$8,734	$—	$8,734	$2,316	$—	$6,418
Derivative liabilities	$3,349	$—	$3,349	$2,316	$—	$1,033

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Fiscal Year
(In thousands)	2016	2015	2014
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$5,942	$(1,443)	$(805)
Unrealized gain (loss) recognized in OCI (effective portion)	2,626	12,129	(255)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(7,365)	(4,744)	(383)
Net gain (loss) on derivatives	$(4,739)	$7,385	$(638)
Gain (loss) in OCI at the end of the period	$1,203	$5,942	$(1,443)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended January 1, 2017, January 3, 2016 and December 28, 2014:

	Fiscal Year
(In thousands)	2016	2015	2014
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1,069)	$(1,925)	$704
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(6,964)	$4,146	$6,463

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

As of January 1, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $17.3 million. As of January 3, 2016, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $23.6 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of January 1, 2017, to hedge balance sheet exposure, the Company held options contracts and forward contracts with an aggregate notional value of $11.0 million and $42.9 million, respectively. The maturity dates of these contracts range from January 2017 to June 2017. As of January 3, 2016, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $12.1 million. The maturity dates of these contracts ranged from December 2015 to April 2016.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of January 1, 2017 and January 3, 2016, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $7.6 million and $8.1 million, respectively, and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $170.3 million and zero, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	2016	2015	2014
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$(696,232)	$(222,688)	$183,412
Non-U.S. income (loss)	131,637	(19,623)	1,202
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$(564,595)	$(242,311)	$184,614
Provision for income taxes:
Current tax benefit (expense)
Federal	$(6,843)	$(43,676)	$141
State	9,254	(22,143)	3,554
Foreign	(19,073)	(2,009)	(16,571)
Total current tax expense	$(16,662)	$(67,828)	$(12,876)
Deferred tax benefit (expense)
Federal	$3,286	$1,278	$2,797
State	6,819	—	10
Foreign	(762)	(144)	1,309
Total deferred tax benefit (expense)	9,343	1,134	4,116
Provision for income taxes	$(7,319)	$(66,694)	$(8,760)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	2016	2015	2014
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$197,608	$84,809	$(64,614)
Foreign rate differential	24,932	(9,676)	(15,387)
State income taxes, net of benefit	(329)	(21,547)	2,180
Return to provision adjustments	10,784	—	—
Deemed foreign dividend	—	(16,618)	(4,625)
Tax credits (investment tax credit and other)	6,396	19,723	9,262
Change in valuation allowance	(189,245)	(164,236)	47,768
Unrecognized tax benefits	(42,697)	(20,634)	1,948
Non-controlling interest income	17,183	14,353	11,052
Goodwill impairment	(20,236)	—	—
Domestic production activity	—	10,262	—
Transfer Pricing Adjustment	—	(6,304)	—
Intercompany profit deferral	(4,933)	49,705	4,721
Other, net	(6,782)	(6,531)	(1,065)
Total	$(7,319)	$(66,694)	$(8,760)

	As of
(In thousands)	January 1, 2017	January 3, 2016
Deferred tax assets:
Net operating loss carryforwards	$209,431	$61,021
Tax credit carryforwards	6,898	595
Reserves and accruals	187,250	196,926
Stock-based compensation stock deductions	24,357	19,293
Outside basis difference on investment in 8point3	108,941	136,269
Basis difference on third-party project sales	148,636	—
Other	(331)	846
Total deferred tax asset	685,182	414,950
Valuation allowance	(497,236)	(268,671)
Total deferred tax asset, net of valuation allowance	187,946	146,279
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	(574)	(747)
Other intangible assets and accruals	(13,908)	(23,950)
Fixed asset basis difference	(149,380)	(116,089)
Other	(10,866)	—
Total deferred tax liabilities	(174,728)	(140,786)
Net deferred tax asset	$13,218	$5,493

As of January 1, 2017, the Company had federal net operating loss carryforwards of $480 million for tax purposes. These federal net operating loss carryforwards will expire at various dates from 2028 to 2036. As of January 1, 2017, the Company had California state net operating loss carryforwards of approximately $438.5 million for tax purposes, of which $40.4 million relate to stock deductions and $39.7 million relate to debt issuance, both of which will benefit equity when realized.  These California net operating loss carryforwards will expire at various dates from 2029 to 2036. The Company also had credit carryforwards of approximately $54.3 million for federal tax purposes, of which $24.0 million relate to stock deductions and $23.6 million relate to debt issuance, both of which will benefit equity when realized. The Company had California credit carryforwards of $7.5 million for state tax purposes, of which $3.4 million relate to stock deductions and $3.3 million relate to debt issuance, both of which will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2018 to 2036, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. The Company's ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The Company's current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within this fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $10.0 million, $21.2 million, and $8.3 million in fiscal 2016, 2015, and 2014, respectively, which provided a diluted net income (loss) per share benefit of $0.07, $0.16, and $0.05, respectively.

The Company qualifies for the auxiliary company status in Switzerland where it sells its solar power products. The auxiliary company status entitles the Company to a reduced tax rate of 11.5% in Switzerland from approximately 24.2%. Tax savings associated with this ruling were approximately $1.9 million, $1.6 million, and $3.5 million in fiscal 2016, 2015, and 2014, respectively, which provided a diluted net income (loss) per share benefit of $0.01, $0.01, and $0.02 in fiscal 2016, 2015, and 2014, respectively.

The Company is subject to tax holidays in Malaysia where it manufactures its solar power products. The Company's current tax holidays in Malaysia were granted to its former joint venture AUOSP (now a wholly-owned subsidiary). Tax holidays in Malaysia reduce the Company’s tax rate to 0% from 25%. Tax savings associated with the Malaysia tax holiday were approximately $2.0 million in fiscal 2016, which provided a diluted net income (loss) per share benefit of $0.01 in fiscal 2016.

As of January 1, 2017, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $269.2 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At January 1, 2017, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $50.0 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States, France, and Spain and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize net deferred tax assets aside from the U.S. net operating losses that can be carried back to prior year tax returns. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2016, 2015, and 2014 was $228.6 million, $149.9 million, and $28.2 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2016, 2015, and 2014 is as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Balance, beginning of year	$41,058	$44,287	$29,618
Additions for tax positions related to the current year	35,768	10,478	5,579
Additions (reductions) for tax positions from prior years	7,322	(12,545)	14,408
Reductions for tax positions from prior years/statute of limitations expirations	(2,063)	(944)	(3,391)
Foreign exchange (gain) loss	168	(218)	(1,927)
Balance at the end of the period	$82,253	$41,058	$44,287

Included in the unrecognized tax benefits at fiscal 2016 and 2015 is $44.3 million and $41.7 million, respectively that, if recognized, would result in a reduction of the Company's effective tax rate. The amounts differ from the long term liability recorded of $47.2 million and $43.3 million as of fiscal 2016 and 2015 due to accrued interest and penalties. Certain components of the unrecognized tax benefits are recorded against deferred tax asset balances.

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

Classification of Interests and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of January 1, 2017 and January 3, 2016 was approximately $2.8 million and $1.7 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 1, 2017:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2011 and onward
Switzerland	2007 and onward
Philippines	2012 and onward
France	2012 and onward
Italy	2011 and onward

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

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	January 1, 2017	January 3, 2016
Equity compensation plans	7,018	7,174

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year
(In thousands, except per share amounts)	2016	2015	2014
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(471,064)	$(187,019)	$245,894
Denominator
Basic weighted-average common shares	137,985	134,884	128,635

Basic net income (loss) per share	$(3.41)	$(1.39)	$1.91

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$(471,064)	$(187,019)	$245,894
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	—	—	2,103
Add: Interest expense incurred on the 0.875% debentures due 2021, net of tax	—	—	1,897
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	—	—	2,630
Net income (loss) available to common stockholders	$(471,064)	$(187,019)	$252,524
Denominator
Basic weighted-average common shares	137,985	134,884	128,635
Effect of dilutive securities:
Stock options	—	—	84
Restricted stock units	—	—	4,522
Upfront Warrants (held by Total)	—	—	7,236
Warrants (under the CSO2015)	n/a	—	2,945
Warrants (under the CSO2014)	n/a	—	262
0.75% debentures due 2018	—	—	12,026
0.875% debentures due 2021	—	—	4,530
4.75% debentures due 2014	—	—	2,511
Dilutive weighted-average common shares	137,985	134,884	162,751

Diluted net income (loss) per share	$(3.41)	$(1.39)	$1.55

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

Holders of the Company's 4.50% debentures due 2015 could, under certain circumstances at their option and before maturity, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation. In March 2015, the 4.50% debentures due 2015 matured and were settled in cash.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from income (loss) per diluted share in the following periods:

	Fiscal Year
(In thousands)	2016[1]	2015[1]	2014
Stock options	141	151	142
Restricted stock units	4,997	3,152	374
Upfront Warrants (held by Total)	3,721	6,801	—
Warrants (under the CSO2015)	n/a	913	—
4.00% debentures due 2023	13,922	682	n/a
0.75% debentures due 2018	12,026	12,026	—
0.875% debentures due 2021	8,203	8,203	—

[1]
As a result of the net loss per share for fiscal 2016 and 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2016	2015	2014
Cost of Residential revenue	$5,464	$4,764	$3,959
Cost of Commercial revenue	4,235	2,676	1,954
Cost of Power Plant revenue	10,878	5,904	8,408
Research and development	11,075	9,938	7,714
Sales, general and administrative	29,847	35,678	33,557
Total stock-based compensation expense	$61,499	$58,960	$55,592

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Fiscal Year
(In thousands)	2016	2015	2014
Restricted stock units	$58,562	$61,818	$55,591
Change in stock-based compensation capitalized in inventory	2,937	(2,858)	1
Total stock-based compensation expense	$61,499	$58,960	$55,592

As of January 1, 2017, the total unrecognized stock-based compensation related to outstanding restricted stock units was $88.6 million, which the Company expects to recognize over a weighted-average period of 2.72 years.

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

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal year, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. In fiscal 2015, the Company’s Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. Subsequent to the adoption of the 2015 Plan, no new awards are being granted under the 2005 Plan, the 1996 Plan, or the PowerLight Plan. Outstanding awards granted under these plans continue to be governed by their respective terms. As of January 1, 2017, approximately 7.0 million shares were available for grant under the 2015 Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2016, 2015, and 2014, the Company withheld 1.0 million, 1.4 million and 1.7 million shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock and Stock Options

The following table summarizes the Company’s non-vested restricted stock activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 29, 2013	9,592	12.26
Granted	2,187	31.80
Vested[2]	(4,432)	11.61
Forfeited	(792)	15.00
Outstanding as of December 28, 2014	6,555	18.88
Granted	2,695	29.77
Vested[2]	(3,560)	15.31
Forfeited	(627)	22.99
Outstanding as of January 3, 2016	5,063	26.68
Granted	4,978	18.81
Vested[2]	(2,837)	23.47
Forfeited	(1,057)	26.30
Outstanding as of January 1, 2017	6,147	21.85

[1]	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

[2]	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table summarizes the Company’s outstanding options as of January 1, 2017:

	Outstanding Stock Options
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable as of January 1, 2017	134	$56.21	1.41	$2

There were no options exercised in fiscal 2016. The intrinsic value of options exercised in fiscal 2016, 2015, and 2014 were zero, $1.0 million, and $2.4 million, respectively. There were no stock options granted in fiscal 2016, 2015, and 2014.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.61 at January 1, 2017 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was not material as of January 1, 2017.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

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

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the fiscal years ended January 1, 2017, January 3, 2016, and December 28, 2014 is as follows:

	Fiscal 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$708,687	$520,818	$1,473,355	$120,484	17.0%	$19,876	3.8%	$103,161	7.0%
8point3 Energy Partners	5,248	(5,370)	(61,596)	1,657		(3,751)		(8,418)
Utility and power plant projects	—	—	(9,443)	—		—		(10,274)
Sale of operating lease assets	6,396	—	—	1,942		—		—
Sale-leaseback transactions	—	(78,533)	—	—		(11,351)		—
Stock-based compensation	—	—	—	(5,464)		(4,234)		(10,879)
Amortization of intangible assets	—	—	—	(2,965)		(3,059)		(1,655)
Non-cash interest expense	—	—	—	(227)		(199)		(530)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$720,331	$436,915	$1,402,316	$116,772	16.2%	$(1,796)	(0.4)%	$74,990	5.3%

	Fiscal 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$647,213	$392,866	$1,572,571	$140,010	21.6%	$52,070	13.3%	$432,921	27.5%
8point3 Energy Partners	2,754	(115,723)	(898,765)	1,148		(32,734)		(338,371)
Utility and power plant projects	—	—	(17,996)	—		—		3,016
Sale of operating lease assets	(6,447)	—	—	(2,000)		—		—
Stock-based compensation	—	—	—	(4,764)		(2,676)		(5,903)
Amortization of intangible assets	—	—	—	(728)		(451)		(1,155)
Non-cash interest expense	—	—	—	(638)		(330)		(1,069)
Arbitration ruling	—	—	—	2,084		1,697		2,678
Other	—	—	—	(41)		(33)		(85)
GAAP	$643,520	$277,143	$655,810	$135,071	21.0%	$17,543	6.3%	$92,032	14.0%

	Fiscal 2014
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$655,936	$361,828	$1,600,885	$137,532	21.0%	$47,497	13.1%	$328,516	20.5%
Utility and power plant projects	—	—	408,616	—		—		190,712
Stock-based compensation	—	—	—	(3,959)		(1,954)		(8,408)
Non-cash interest expense	—	—	—	(765)		(379)		(1,615)
Arbitration ruling				(18,684)		(9,660)		(28,462)
Other	—	—	—	—		—		(5,244)
GAAP	$655,936	$361,828	$2,009,501	$114,124	17.4%	$35,504	9.8%	$475,499	23.7%

	Fiscal Year
(In thousands):	2016	2015	2014
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$134,157	$194,906	$153,456
Commercial	2,268	18,743	29,293
Power Plant	78,800	396,379	329,787
Total Segment Adjusted EBITDA as reviewed by CODM	$215,225	$610,028	$512,536
Reconciliation to Consolidated Statements of Income (Loss)
8point3 Energy Partners	(54,379)	(408,780)	—
Utility and power plant projects	(10,274)	3,016	190,712
Sale of operating lease assets	1,889	(2,000)	—
Sale-leaseback transactions	(11,700)	—	—
Stock-based compensation	(61,498)	(58,960)	(55,592)
Amortization of intangible assets	(17,369)	(4,717)	(614)
Non-cash interest expense	(1,057)	(6,519)	(21,585)
Restructuring expense	(207,189)	(6,056)	(12,684)
Goodwill impairment	(57,765)	—	—
Arbitration ruling	5,852	6,459	(56,806)
IPO-related costs	304	(28,033)	—
Other	31	(162)	(6,930)
Equity in earnings of unconsolidated investees	(28,070)	(9,569)	(7,241)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(72,780)	(112,417)	(62,799)
Cash interest expense, net of interest income	(57,734)	(37,643)	(48,364)
Depreciation	(156,464)	(133,456)	(107,406)
Corporate and unallocated items	(51,617)	(53,502)	(138,613)
Loss before taxes and equity in earnings of unconsolidated investees	$(564,595)	$(242,311)	$184,614

		Fiscal Year
(As a percentage of total revenue):		2016	2015	2014
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	10%	n/a	n/a
Southern Renewable Partnerships, LLC	Power Plant	15%	n/a	n/a
MidAmerican Energy Holdings Company	Power Plant	*	14%	49%
*denotes less than 10% during the period

	Fiscal Year
(As a percentage of total revenue):	2016	2015	2014
Revenue by geography:
United States	85%	69%	72%
Japan	6%	12%	12%
Rest of World	9%	19%	16%
	100%	100%	100%

Note 18. SUBSEQUENT EVENTS

In May 2010, the Company entered into a mortgage loan agreement with IFC to borrow $75.0 million (see Note 11). As of January 1, 2017, the Company had $17.5 million outstanding under the mortgage loan agreement. On January 17, 2017, the Company made an $18.0 million payment to IFC to repay the outstanding balance, and the associated interest, of the mortgage loan agreement.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015

Revenue	$1,024,889	$729,346	$420,452	$384,875	$374,364	$380,218	$381,020	$440,871
Gross margin	$(32,073)	$129,208	$41,294	$51,537	$20,303	$62,644	$70,881	$90,818
Net income (loss)	$(294,339)	$(55,907)	$(92,181)	$(101,417)	$(159,635)	$(87,285)	$(23,466)	$(29,050)
Net income (loss) attributable to stockholders	$(275,118)	$(40,545)	$(69,992)	$(85,409)	$(127,621)	$(56,326)	$6,509	$(9,581)
Net income (loss) per share attributable to stockholders:
Basic	$(1.99)	$(0.29)	$(0.51)	$(0.62)	$(0.93)	$(0.41)	$0.05	$(0.07)
Diluted	$(1.99)	$(0.29)	$(0.51)	$(0.62)	$(0.93)	$(0.41)	$0.04	$(0.07)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2017 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2017 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of January 1, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

The Company's evaluation of the effectiveness of its internal control over financial reporting as of January 1, 2017 excluded the internal controls of our former joint venture AUOSP because AUOSP was acquired by the Company in a business combination during fiscal 2016. Our former joint venture AUOSP (now our wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.) is a subsidiary whose total assets represent approximately 7% of the Company's consolidated total assets as of the year ended January 1, 2017. In accordance with guidance issued by the SEC, companies may exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2017 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2017 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2017 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2017 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2017 annual meeting of stockholders.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).
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

10.2
Amended and Restated Credit Support Agreement, dated June 29, 2016, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.3
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated June 29, 2016 by and among the Company, Deutsche Bank AG New York Branch, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.4
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.5
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.6
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.7
Transfer Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch as administrative agent, and the Banks party thereto (incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.8
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.9
Second Amendment to Credit Support Agreement, dated December 12, 2011, by and between Total S.A. and SunPower Corporation (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.10
Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013)

10.11
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

10.14
Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.15
Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.16
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.17
Research & Collaboration Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.18
Amendment to Research & Collaboration Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.19
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.20^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.21^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there-under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.22^
SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205207), filed with the Securities and Exchange Commission on June 25, 2015).

10.23^
Forms of agreements under SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.24^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.25^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.26^
Outside Director Compensation Policy, as amended on July 22, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.27^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.28^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.29^
SunPower Corporation Executive Semi-Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.30^
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.31^
2016 Management Career Transition Plan, dated August 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.32†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.33
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.34
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.35
Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.36
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

10.38
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

10.39
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

10.40†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.41†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.42
Second Amendment to Letter of Credit Facility Agreement, dated December 19, 2012, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.43
Third Amendment to Letter of Credit Facility Agreement, dated December 20, 2013, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.44
Fourth Amendment to Letter of Credit Facility Agreement, dated December 23, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015).

10.45
Fifth Amendment to Letter of Credit Facility Agreement, dated October 7, 2015, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.46
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.47
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.48
Revolving Credit Agreement, dated July 3, 2013, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013).

10.49
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

10.50
Second Amendment to Revolving Credit Agreement, dated February 17, 2016, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.51
Third Amendment to Revolving Credit Agreement, dated March 18, 2016, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems; SunPower North America LLC; and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.52†
Security Agreement, dated January 31, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.53
First Amendment to Security Agreement, dated February 17, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, SunPower North America, LLC, SunPower Capital, LLC, and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.54
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

10.57
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

10.58†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.59
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.60
Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.61
Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.62
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.63†
Amended and Restated Limited Liability Company Agreement of 8point3 Holding Company, LLC, dated as of June 24, 2015, by and between SunPower YC Holdings, LLC and First Solar 8point3 Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2015).

10.64
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

10.65
Master Formation Agreement, dated as of March 10, 2015, by and between First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015).

10.66
Credit Agreement, dated May 4, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

10.67
First Amendment to Credit Agreement, dated June 30, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016).

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

SUNPOWER CORPORATION

Dated: February 17, 2017	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 17, 2017
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 17, 2017
Charles D. Boynton	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 17, 2017
Helle Kristoffersen

*	Director	February 17, 2017
Daniel Laure

*	Director	February 17, 2017
Catherine A. Lesjak

*	Director	February 17, 2017
Thomas R. McDaniel

*	Director	February 17, 2017
Ladislas Paszkiewicz

*	Director	February 17, 2017
Julien Pouget

*	Director	February 17, 2017
Laurent Wolffsheim

*	Director	February 17, 2017
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