Form 10-Q
period 2017-04-02
SUNPOWER CORP
filed 2017-05-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s common stock as of May 5, 2017 was 139,427,737.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 2, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$387,378	$425,309
Restricted cash and cash equivalents, current portion	22,013	33,657
Accounts receivable, net[1]	167,861	219,638
Costs and estimated earnings in excess of billings[1]	21,482	32,780
Inventories	428,178	401,707
Advances to suppliers, current portion	111,850	111,479
Project assets - plants and land, current portion[1]	285,321	374,459
Prepaid expenses and other current assets[1]	225,611	315,670
Total current assets	1,649,694	1,914,699

Restricted cash and cash equivalents, net of current portion	52,952	55,246
Restricted long-term marketable securities	4,876	4,971
Property, plant and equipment, net	1,073,183	1,027,066
Solar power systems leased and to be leased, net	645,862	621,267
Project assets - plants and land, net of current portion	34,701	33,571
Advances to suppliers, net of current portion	159,204	173,277
Long-term financing receivables, net	537,976	507,333
Other intangible assets, net	41,066	44,218
Other long-term assets[1]	126,879	185,519
Total assets	$4,326,393	$4,567,167

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$437,671	$540,295
Accrued liabilities[1]	261,471	391,226
Billings in excess of costs and estimated earnings	16,118	77,140
Short-term debt	79,613	71,376
Customer advances, current portion[1]	20,397	10,138
Total current liabilities	815,270	1,090,175

Long-term debt	501,285	451,243
Convertible debt[1]	1,114,143	1,113,478
Customer advances, net of current portion[1]	81,902	298
Other long-term liabilities[1]	774,881	721,032
Total liabilities	3,287,481	3,376,226
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	104,861	103,621
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both April 2, 2017 and January 1, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 149,481,192 shares issued, and 139,411,261 outstanding as of April 2, 2017; 148,079,718 shares issued, and 138,510,325 outstanding as of January 1, 2017	139	139
Additional paid-in capital	2,417,053	2,410,395
Accumulated deficit	(1,398,504)	(1,218,681)
Accumulated other comprehensive loss	(10,145)	(7,238)
Treasury stock, at cost; 10,069,931 shares of common stock as of April 2, 2017; 9,569,393 shares of common stock as of January 1, 2017	(180,845)	(176,783)
Total stockholders' equity	827,698	1,007,832
Noncontrolling interests in subsidiaries	106,353	79,488
Total equity	934,051	1,087,320
Total liabilities and equity	$4,326,393	$4,567,167

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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

Revenue[1]
Solar power systems, components, and other	$349,849	$328,700
Residential leasing	49,227	56,175
	$399,076	$384,875
Cost of revenue[1]
Solar power systems, components, and other	397,091	290,241
Residential leasing	32,917	43,097
	430,008	333,338
Gross margin	(30,932)	51,537
Operating expenses:
Research and development[1]	20,515	32,706
Sales, general and administrative[1]	67,403	97,791
Restructuring charges	9,790	96
Total operating expenses	97,708	130,593
Operating loss	(128,640)	(79,056)
Other income (expense), net:
Interest income	938	697
Interest expense[1]	(20,769)	(12,881)
Other, net	(2,190)	(6,232)
Other expense, net	(22,021)	(18,416)
Loss before income taxes and equity in earnings of unconsolidated investees	(150,661)	(97,472)
Provision for income taxes	(2,031)	(3,181)
Equity in earnings (loss) of unconsolidated investees	1,052	(764)
Net loss	(151,640)	(101,417)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	17,161	16,008
Net loss attributable to stockholders	$(134,479)	$(85,409)

Net loss per share attributable to stockholders:
Basic	$(0.97)	$(0.62)
Diluted	$(0.97)	$(0.62)
Weighted-average shares:
Basic	138,902	137,203
Diluted	138,902	137,203

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

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net loss	$(151,640)	$(101,417)
Components of comprehensive loss:
Translation adjustment	(1,988)	1,419
Net change in derivatives (Note 11)	(1,262)	(6,745)
Income taxes	343	750
Net change in accumulated other comprehensive loss	(2,907)	(4,576)
Total comprehensive loss	(154,547)	(105,993)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	17,161	16,008
Comprehensive loss attributable to stockholders	$(137,386)	$(89,985)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(1,218,681)	$1,007,832	$79,488	$1,087,320
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	—	—	—	—	(45,344)	(45,344)	—	(45,344)
Net loss	(8,381)	—	—	—	—	—	(134,479)	(134,479)	(8,781)	(143,260)
Other comprehensive loss	—	—	—	—	—	(2,907)	—	(2,907)	—	(2,907)
Issuance of restricted stock to employees, net of cancellations	—	1,401	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	6,658	—	—	—	6,658	—	6,658
Contributions from noncontrolling interests	11,345	—	—	—	—	—	—	—	37,685	37,685
Distributions to noncontrolling interests	(1,724)	—	—	—	—	—	—	—	(2,039)	(2,039)
Purchases of treasury stock	—	(501)	(1)	—	(4,062)	—	—	(4,063)	—	(4,063)
Balances at April 2, 2017	$104,861	139,408	$139	$2,417,053	$(180,845)	$(10,145)	$(1,398,504)	$827,698	$106,353	$934,051

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net loss	$(151,640)	$(101,417)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	42,084	42,117
Stock-based compensation	7,375	16,520
Non-cash interest expense	2,958	346
Dividend from 8point3 Energy Partners LP	7,192	—
Equity in loss (earnings) of unconsolidated investees	(1,052)	764
Deferred income taxes	227	(762)
Other, net	4,777	890
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	51,669	12,561
Costs and estimated earnings in excess of billings	11,298	(17,525)
Inventories	(40,004)	(18,248)
Project assets	37,192	(179,376)
Prepaid expenses and other assets	85,251	(45,441)
Long-term financing receivables, net	(30,643)	(44,011)
Advances to suppliers	13,701	11,913
Accounts payable and other accrued liabilities	(198,119)	(69,974)
Billings in excess of costs and estimated earnings	(61,022)	26,866
Customer advances	91,863	(5,124)
Net cash used in operating activities	(126,893)	(369,901)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,877)	(47,044)
Cash paid for solar power systems, leased and to be leased	(18,217)	(23,238)
Cash paid for solar power systems	(4,605)	—
Payments to 8point3 Energy Partners LP	—	(9,968)
Cash paid for investments in unconsolidated investees	(10,142)	(9,752)
Net cash used in investing activities	(60,841)	(90,002)
Cash flows from financing activities:
Proceeds from bank loans and other debt	110,763	—
Repayment of bank loans and other debt	(129,027)	(7,725)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	20,580	28,339
Repayment of non-recourse residential financing	(1,298)	(1,065)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	49,030	24,082
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(3,763)	(5,309)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	121,818	79,440
Repayment of non-recourse power plant and commercial financing	(28,964)	(37,301)
Purchases of stock for tax withholding obligations on vested restricted stock	(4,062)	(18,876)
Net cash provided by financing activities	135,077	61,585
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	788	774
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(51,869)	(397,544)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	514,212	1,020,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$462,343	$623,220

Non-cash transactions:
Assignment of residential lease receivables to third parties	$18	$1,097
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$13,389	$15,085
Costs of solar power systems, leased and to be leased, funded by liabilities	$3,169	$9,050
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$52,917	$—
Property, plant and equipment acquisitions funded by liabilities	$44,966	$81,369
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$2,615	$8,726

[1]
"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "Cash and cash equivalents", "Restricted cash and cash equivalents, current portion" and "Restricted cash and equivalents, net of current portion" financial statement line items in the Consolidated Balance Sheets for the respective periods.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids-all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority-owned subsidiary of Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The first quarter of fiscal 2017 ended on April 2, 2017, while the first quarter of fiscal 2016 ended on April 3, 2016. The first quarters of fiscal 2017 and 2016 were both 13-week quarters.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for valuation assumptions including discount rates, future cash flows and economic useful lives of property, plant and equipment, valuations for business combinations, other intangible assets, investments, and other long-term assets; the fair value and residual value of solar power systems; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances and indemnities. Actual results could materially differ from those estimates.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued an update to the standards to require companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for the Company no later than the first quarter of fiscal 2018. The Company elected early adoption of the updated accounting standard in the first quarter of fiscal 2017. The Company had restricted cash and cash equivalents held by various banks to secure our letter of credit facilities and deposits designated for the construction of various residential, commercial and power plant solar energy projects. The adoption of this accounting standard did not result in a significant impact to the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued an update to the standards to amend how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. The Company adopted the updated accounting standard in the first quarter of fiscal 2017. Adoption of the new accounting standard did not have a material impact to the Company's consolidated financial statements.

In October 2016, the FASB issued an update to the standards to require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. The Company elected early adoption of the accounting standard in the first quarter of fiscal 2017, resulting in a cumulative-effect adjustment of a $61.0 million increase in accumulated deficit as of January 1, 2017, with corresponding adjustments to Prepaid expenses and other current assets, and Other long-term assets of $4.9 million and $56.1 million, respectively.

In August 2016, the FASB issued an update to the standards to clarify the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. The Company elected early adoption of the updated accounting standard on a retrospective basis in the first quarter of fiscal 2017. The adoption of this updated accounting standard did not result in a significant impact to the Company’s consolidated financial statements.

In March 2016, the FASB issued an update to the standards to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows companies to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement.

The Company adopted the new guidance in the first quarter of fiscal 2017. Upon adoption on a prospective basis, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they were previously recognized in equity. The Company also elected to continue to estimate expected forfeitures to determine stock-based compensation expense and to present excess tax benefits as an operating activity in the statement of cash flows retrospectively. Adoption of the new accounting standard resulted in a decrease of net cumulative-effect adjustment of $15.7 million, primarily related to the recognition of the previously unrecognized excess tax benefits which decreased the accumulated deficit with a corresponding adjustment to long-term tax liabilities as of January 1, 2017. The Company adopted the guidance on a modified retrospective basis.

In March 2016, the FASB issued an update to the standards to eliminate the retroactive adoption of the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The new guidance is effective for the Company no later than the first quarter of fiscal 2017 and requires a prospective approach to adoption. The Company adopted the guidance in the first quarter of 2017, which impacted its investment in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., given it qualified for equity method treatment during the quarter (see Note 9).

Recent Accounting Pronouncements Not Yet Adopted

In February 2017, the FASB issued new guidance to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also defines what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. The new guidance is effective for the Company no later than the first quarter of 2018. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued a new revenue recognition standard ("ASC 606") based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; and iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company has preliminarily decided to adopt ASC 606 effective January 1, 2018 using the full retrospective approach; however, the final determination will depend on a number of factors such as the process of finalizing the impact to the Company’s financial results and from additional disclosure requirements.

The Company has made significant progress with its evaluation of the impact of the new standard on its accounting policies, processes, and with updating its systems to fulfill the accounting and disclosure requirements under the new standard. The Company has assigned sufficient internal resources and also retained a third party service provider to assist with its implementation.

The Company expects the adoption of ASC 606 to primarily affect its Power Plants and Commercial segments. Sales of solar power systems that include the sale or lease of related real estate, which occur under both segments, are currently accounted for under the guidance for real estate sales ("ASC 360-20"). ASC 360-20 requires the Company to evaluate whether such arrangements have any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring us to reduce the potential profit on a project sale by our maximum exposure to loss.  We anticipate that ASC 606, which supersedes the real estate sales guidance under ASC 360-20, will result in the earlier recognition of revenue and profit. In addition, the Company’s investment in the 8point3 Group currently has a negative carrying value of $74.9 million primarily as a result of profit deferred under ASC 360-20. Under ASC 606, the Company expects that a material amount of this deferred profit will have been recognized prior to January 1, 2018, and as a result the Company’s carrying value in the 8point3 Group will materially increase upon adoption. The Company expects that revenue recognition for our other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, will remain materially consistent.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of April 2, 2017, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

Supply Agreement

In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities. The agreement covers the supply of 150 MW of E-series panels with an option to purchase up to another 50 MW of P-Series panels. In March 2017, the Company received a prepayment totaling $88.5 million. The prepayment is secured by certain of the Company's assets located in the United States and in Mexico.

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components: when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to Total, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the risks and rewards of ownership have passed. As of April 2, 2017, the Company had $6.7 million of "Customer Advances, current portion" and $81.7 million of "Customer Advances, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of April 2, 2017, the Company had $3.5 million of "Billings in excess of costs and estimated earnings", $0.9 million of "Costs and estimated earnings in excess of billings" and $2.8 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the first quarter of fiscal 2017, in connection with a co-development project between SunPower and Total, Total paid $0.5 million to the Company in exchange for the Company's ownership interest in the co-development project.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Revenue:
EPC, O&M, and components revenue under joint projects	$4,132	$40,916
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(67)	$—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,799	$1,646
Interest expense incurred on the 0.75% debentures due 2018	$375	$375
Interest expense incurred on the 0.875% debentures due 2021	$547	$547
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000

Note 3. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 2, 2017
Patents and purchased technology	$51,140	$(18,582)	$32,558
Project pipeline assets	9,446	(2,263)	7,183
Purchased in-process research and development	1,200	—	1,200
Other	1,000	(875)	125
	$62,786	$(21,720)	$41,066

As of January 1, 2017
Patents and purchased technology	$51,140	$(16,014)	$35,126
Project pipeline assets	9,446	(1,804)	7,642
Purchased in-process research and development	1,200	—	1,200
Other	1,000	(750)	250
	$62,786	$(18,568)	$44,218

Aggregate amortization expense for intangible assets totaled $3.2 million and $8.3 million for the three months ended April 2, 2017 and April 3, 2016, respectively.

As of April 2, 2017, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2017 (remaining nine months)	$9,143
2018	14,407
2019	9,963
2020	6,317
2021	2
Thereafter	12
$39,844

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	April 2, 2017	January 1, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2]	$196,000	$242,451
Less: allowance for doubtful accounts	(25,718)	(20,380)
Less: allowance for sales returns	(2,421)	(2,433)
	$167,861	$219,638

[1]	Includes short-term financing receivables associated with solar power systems leased of $20.7 million and $19.3 million as of April 2, 2017 and January 1, 2017, respectively (see Note 5).

[2]
Includes short-term retainage of $6.8 million and $8.8 million as of April 2, 2017 and January 1, 2017, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	April 2, 2017	January 1, 2017
Inventories:
Raw materials	$128,024	$136,906
Work-in-process	193,357	184,967
Finished goods	106,797	79,834
	$428,178	$401,707

	As of
(In thousands)	April 2, 2017	January 1, 2017
Prepaid expenses and other current assets:
Deferred project costs	$18,630	$68,338
VAT receivables, current portion	18,560	14,260
Deferred costs for solar power systems to be leased	26,070	28,705
Derivative financial instruments	3,263	4,802
Prepaid inventory	61,214	83,943
Other receivables	71,730	85,834
Prepaid taxes	882	5,468
Other prepaid expenses	25,203	24,260
Other current assets	59	60
	$225,611	$315,670

	As of
(In thousands)	April 2, 2017	January 1, 2017
Project assets - plants and land:
Project assets — plants	$302,162	$389,103
Project assets — land	17,860	18,927
	$320,022	$408,030
Project assets - plants and land, current portion	$285,321	$374,459
Project assets - plants and land, net of current portion	$34,701	$33,571

	As of
(In thousands)	April 2, 2017	January 1, 2017
Property, plant and equipment, net:
Manufacturing equipment[1]	$404,054	$403,808
Land and buildings	130,077	130,080
Leasehold improvements	287,279	280,620
Solar power systems[2]	266,172	207,277
Computer equipment	189,921	185,518
Furniture and fixtures	12,920	12,591
Construction-in-process	47,581	39,849
	1,338,004	1,259,743
Less: accumulated depreciation	(264,821)	(232,677)
	$1,073,183	$1,027,066

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") was collateralized by certain manufacturing equipment with a net book value of $14.3 million as of January 1, 2017. As of April 2, 2017, the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC has been repaid.

[2]
Includes $234.6 million and $177.1 million of solar power systems associated with sale-leaseback transactions under the financing method as of April 2, 2017 and January 1, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	April 2, 2017	January 1, 2017
Property, plant and equipment, net by geography[1]:
Philippines	$365,683	$373,286
Malaysia	265,959	275,980
United States	335,241	276,053
Mexico	85,873	81,419
Europe	20,040	20,154
Other	387	174
	$1,073,183	$1,027,066

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	April 2, 2017	January 1, 2017
Other long-term assets:
Equity method investments[1]	$(2,391)	$(6,931)
Derivative financial instruments	11,452	11,429
Cost method investments	31,668	39,423
Other	86,150	141,598
	$126,879	$185,519

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $74.9 million and $60.6 million as of April 2, 2017 and January 1, 2017, respectively (see Note 9).

	As of
(In thousands)	April 2, 2017	January 1, 2017
Accrued liabilities:
Employee compensation and employee benefits	$34,947	$43,370
Deferred revenue	29,463	27,649
Interest payable	12,651	15,329
Short-term warranty reserves	18,540	4,894
Restructuring reserve	9,840	18,001
VAT payables	6,270	4,743
Derivative financial instruments	1,194	2,023
Inventory payable	61,214	83,943
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	2,492	3,665
Contributions from noncontrolling interests attributable to projects prior to COD	295	93,875
Taxes payable	18,951	25,602
Liability due to AU Optronics	38,171	31,714
Other	27,443	36,418
	$261,471	$391,226

	As of
(In thousands)	April 2, 2017	January 1, 2017
Other long-term liabilities:
Deferred revenue	$187,416	$188,932
Long-term warranty reserves	149,573	156,315
Long-term sale-leaseback financing	259,208	204,879
Long-term residential lease financing with 8point3 Energy Partners	29,354	29,370
Unrecognized tax benefits	31,586	47,203
Long-term pension liability	3,627	3,381
Derivative financial instruments	827	448
Long-term liability due to AU Optronics	68,105	71,639
Other	45,185	18,865
	$774,881	$721,032

	As of
(In thousands)	April 2, 2017	January 1, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(14,237)	$(12,249)
Net unrealized gain on derivatives	(59)	1,203
Net gain on long-term pension liability adjustment	4,228	4,228
Deferred taxes	(77)	(420)
	$(10,145)	$(7,238)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower® systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of April 2, 2017 and January 1, 2017:

	As of
(In thousands)	April 2, 2017	January 1, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$703,205	$666,700
Solar power systems to be leased	20,490	25,367
	723,695	692,067
Less: accumulated depreciation	(77,833)	(70,800)
	$645,862	$621,267

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of April 2, 2017 and January 1, 2017, the Company had pledged solar assets with an aggregate book value of $20.0 million and $13.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of April 2, 2017:

(In thousands)	Fiscal 2017 (remaining nine months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$19,756	26,229	26,280	26,334	26,390	360,794	$485,783

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of April 2, 2017 and January 1, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	April 2, 2017	January 1, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$593,094	$560,582
Unguaranteed residual value	74,464	70,636
Unearned income	(108,900)	(104,624)
Net financing receivables	$558,658	$526,594
Current	$20,682	$19,261
Long-term	$537,976	$507,333

[1]
As of April 2, 2017 and January 1, 2017, the Company had pledged financing receivables of $25.2 million and $18.6 million, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts amounting to $5.0 million and $4.5 million, as of April 2, 2017 and January 1, 2017, respectively.

As of April 2, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2017 (remaining nine months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$23,215	30,109	30,368	30,636	30,909	447,857	$593,094

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of April 2, 2017, future minimum lease obligations associated with these systems were $77.3 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of April 2, 2017, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $221.8 million, which will be recognized over the lease terms of up to 25 years. During the three months ended April 2, 2017 and April 3, 2016, the Company had net financing proceeds of $38.1 million and zero, respectively, in connection with these sale-leaseback arrangements. As of April 2, 2017 and January 1, 2017, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $259.2 million and $204.9 million, respectively (see Note 4).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of April 2, 2017 or January 1, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of April 2, 2017 and January 1, 2017:

	April 2, 2017			January 1, 2017
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents[1]:
Money market funds	$3,002	$3,002	$—	$3,002	$3,002	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	3,263	—	3,263	4,802	—	4,802
Other long-term assets:
Derivative financial instruments (Note 11)	11,452	—	11,452	11,429	—	11,429
Total assets	$17,717	$3,002	$14,715	$19,233	$3,002	$16,231
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	1,194	—	1,194	2,023	—	2,023
Other long-term liabilities:
Derivative financial instruments (Note 11)	827	—	827	448	—	448
Total liabilities	$2,021	$—	$2,021	$2,471	$—	$2,471

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of April 2, 2017and April 3, 2016, there were no such items recorded at fair value.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of April 2, 2017 and January 1, 2017 these bonds had a carrying value of $4.9 million and $5.0 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company holds equity investments in non-consolidated entities that are accounted for under both the equity and cost method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-

than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

As of April 2, 2017 and January 1, 2017, the Company had $(2.4) million and $(6.9) million, respectively, in investments accounted for under the equity method (see Note 9). As of April 2, 2017 and January 1, 2017, the Company had $31.7 million and $39.4 million respectively, in investments accounted for under the cost method.

Note 7. RESTRUCTURING

December 2016 Restructuring Plan

On December 2, 2016, the Company adopted a restructuring plan to reduce costs and focus on improving cash flow. As part of the plan, the Board of Directors approved the closure of the Company’s Philippine-based Fab 2 manufacturing facility. In connection with the plan, which is expected to be completed by the end of fiscal 2017, the Company expects approximately 2,500 employees to be affected, primarily in the Philippines. The Company expects to incur restructuring charges in connection with the plan totaling approximately $225 million to $275 million, consisting primarily of asset impairments, severance benefits, lease and related termination costs, and other associated costs. The Company expects approximately 30% of such total restructuring charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted a restructuring plan in response to expected near-term challenges primarily relating to the Company’s Power Plant Segment. In connection with the realignment, which is expected to be completed by the end of fiscal 2017, the Company expects approximately 1,200 employees to be affected, primarily in the Philippines. The Company expects to incur restructuring charges totaling approximately $35 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. The Company expects more than 50% of total charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During prior fiscal years, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of April 2, 2017, and the remaining costs to be incurred are not expected to be material.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	Cumulative To Date
December 2016 Plan:
Non-cash impairment charges (benefits)	$(124)	$—	$148,667
Severance and benefits	$2,974	$—	$18,875
Lease and related termination costs	$580	$—	$580
Other costs[1]	$6,404	$—	$14,223
	$9,834	$—	$182,345
August 2016 Plan:
Non-cash impairment charges	$—	$—	$17,926
Severance and benefits	(267)	—	15,324
Lease and related termination costs	2	—	559
Other costs[1]	$208	$—	572
	$(57)	$—	$34,381
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$61,320
Severance and benefits	14	—	61,963
Lease and related termination costs	—	—	6,813
Other costs[1]	(1)	96	13,598
	$13	$96	$143,694
Total restructuring charges	$9,790	$96	$360,420
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the three months ended April 2, 2017:

	Three Months Ended
(In thousands)	January 1, 2017	Charges (Benefits)	Payments	April 2, 2017
December 2016 Plan:
Non-cash impairment charges (benefits)	$—	$(124)	$—	$—
Severance and benefits	$8,111	$2,974	$(7,423)	$3,662
Lease and related termination costs	$—	$580	$(204)	$376
Other costs[1]	$5,932	$6,404	$(9,148)	$3,188
	$14,043	$9,834	$(16,775)	$7,226
August 2016 Plan:
Non-cash impairment charges	$—	$—	$—	$—
Severance and benefits	3,448	(267)	(1,128)	2,053
Lease and related termination costs	—	2	(2)	—
Other costs[1]	86	208	(133)	161
	$3,534	(57)	$(1,263)	2,214
Legacy Restructuring Plans:
Severance and benefits	299	14	(10)	303
Lease and related termination costs	52	—	(24)	28
Other costs[1]	73	(1)	(3)	69
	424	13	(37)	400
Total restructuring liability	$18,001	$9,790	$(18,075)	$9,840

[1]	Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the three months ended April 3, 2016:

	Three Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	April 3, 2016
Legacy Restructuring Plans:
Severance and benefits	395	$—	$16	$411
Lease and related termination costs	743	—	(127)	616
Other costs[1]	685	96	(194)	587
Total restructuring liability	$1,823	$96	$(305)	$1,614

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of April 2, 2017, future minimum lease payments for facilities under operating leases were $50.1 million, to be paid over the remaining contractual terms of up to 8 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of April 2, 2017, future minimum lease payments for assets under capital leases were $4.3 million, to be paid over the remaining contractual terms of up to 7 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others, which specify future quantities and pricing of products to be supplied by the vendors for periods up to 4 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 2, 2017 are as follows:

(In thousands)	Fiscal 2017 (remaining nine months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total[12]
Future purchase obligations	$659,370	206,486	175,695	161,847	1,000	2,000	$1,206,398

[1]	Total future purchase obligations were composed of $191.6 million related to non-cancellable purchase orders and $1.0 billion related to long-term supply agreements.

[2]
During fiscal 2016, the Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of April 2, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $61.2 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of April 2, 2017 and January 1, 2017, advances to suppliers totaled $271.1 million and $284.8 million, respectively, of which $111.9 million and $111.5 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 92% and 8% of total advances to suppliers, respectively, as of April 2, 2017, and 90% and 10%, respectively, as of January 1, 2017.

Advances from Customers

The estimated utilization of advances from customers as of April 2, 2017 is as follows:

(In thousands)	Fiscal 2017 (remaining nine months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Estimated utilization of advances from customers	$8,397	21,922	37,170	34,810	—	—	$102,299

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see Note 2); in March 2017, the Company received a prepayment totaling $88.5 million. As of April 2, 2017, the Company had $88.4 million advanced payments received from Total, of which $6.7 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended April 2, 2017 and April 3, 2016, respectively:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Balance at the beginning of the period	$161,209	$164,127
Accruals for warranties issued during the period	9,660	5,879
Settlements and adjustments during the period	(2,756)	(3,566)
Balance at the end of the period	$168,113	$166,440

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 9). As of April 2, 2017, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year
2017 (remaining nine months)	$17,979
2018	12,830
$30,809

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $31.6 million and $47.2 million as of April 2, 2017 and January 1, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of April 2, 2017 and January 1, 2017, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $3.6 million and $3.4 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three months ended April 2, 2017.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC, now known as NRG Renew LLC (“NRG”), against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California. The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage the Treasury Department. In April 2017, SunPower Systems and NRG entered into a binding term sheet to resolve the matter by settlement. The Company recorded a litigation accrual of $43.9 million in its April 2, 2017 financial statements related to this matter.

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act,
15 U.S.C. §§78j(b) and 78t(a) and SEC Rule 10b-5, 17 C.F.R. §240.10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On December 9, 2016, the court consolidated the cases and appointed a lead plaintiff. On March 31, 2017, the lead plaintiff filed a motion to withdraw as lead plaintiff. That motion is set to be heard on May 25, 2017. A hearing to appoint a new lead plaintiff and lead counsel is set to be heard on June 1, 2017. No operative complaint has been filed.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period from February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the Court and assigned to one judge. The derivative cases are stayed pending the outcome of an anticipated motion to dismiss the not yet filed class action complaint.

Shareholder derivative actions purporting to be brought on the Company’s behalf were brought in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors based on the same events alleged in the securities class action and federal derivative lawsuits described above, and alleging breaches of fiduciary duties. The state court cases are stayed pending the outcome of an anticipated motion to dismiss the not yet filed class action complaint.

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

Note 9. EQUITY METHOD INVESTMENTS

As of April 2, 2017 and January 1, 2017, the Company's carrying value of its equity method investments totaled $(2.4) million and $(6.9) million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $74.9 million and $60.6 million as of April 2, 2017 and January 1, 2017, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company and AU Optronics Singapore Pte. Ltd. (“AUO”) formed a joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"). On September 29, 2016, the Company completed its acquisition of AUOSP pursuant to a stock purchase agreement, under which the Company acquired 100% of the voting equity interest in AUOSP (see Note 3 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 ), and AUOSP is now known as SunPower Solar Manufacturing Malaysia Sdn. Bhd. Prior to the acquisition, the Company and AUO each owned 50% of the equity in the former AUOSP, which is now a wholly-owned subsidiary of the Company. The former AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and, prior to the acquisition, sold them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company) and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the Company was committed to purchase 80% of AUOSP's total annual output allocated on a monthly basis to the Company. The Company and AUO had the right to reallocate supplies from time to time under a written agreement. In fiscal 2010, the Company and AUOSP entered into an agreement under which the Company would resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP would provide prepayments to the Company related to such polysilicon, which prepayment would then be made by the Company to the third-party supplier. In connection with the transactions contemplated under the Stock Purchase Agreement, the Company and AUOSP terminated certain agreements, including the agreements described in this paragraph (see Note 3 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017).

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, LP ("8point3") a joint YieldCo vehicle formed by the Company and First Solar, Inc. ("First Solar" and, together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO") and 8point3's Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD”.

Immediately after the IPO, the Company contributed a portfolio of solar generation assets (the "SPWR Projects") to 8point3 Operating Company, LLC ("OpCo"), 8point3's primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo (since reduced to 36.5% via a secondary issuance of shares in fiscal 2016) and a 50.0% economic and management stake in 8point3 Holding Company, LLC (“Holdings”), the parent company of the general partner of 8point3 and the owner of incentive distribution rights (“IDRs”) in OpCo. Holdings, OpCo, 8point3 and their respective subsidiaries are referred to herein as the “8point3 Group.” Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional portfolio of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”). In connection with the IPO, the Company also entered into O&M, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

The Company has concluded that it is not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries since, although the Sponsors are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination, the Company considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contribute to the activities that most significantly impact the 8point3 Group's economic performance. The Company accounts for its investment in the 8point3 Group using the equity method because the Company determined that, notwithstanding the division of management and ownership interests between the Sponsors, the Company exercises significant influence over the operations of the 8point3 Group.

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016. During the quarter ended April 2, 2017, the Company received $7.2 million in dividend distributions from the 8point3 Group.

During the subordination period, holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. Approximately 70% of the Company’s OpCo units are subject to subordination. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distribution on the incentive distribution rights ("IDRs"), for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. The Company also, through its interests in Holdings, holds IDRs in OpCo, which represent rights to incremental distributions after certain distribution thresholds are met.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 4). As of both April 2, 2017 and January 1, 2017 the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $74 million on the Company's Consolidated Balance Sheets.

During fiscal 2016, the Company sold several ROFO Projects to 8point3, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and several commercial projects. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $48.5 million reduction in the carrying value of the Company’s investments in the 8point3 Group as of April 2, 2017. Some of the commercial projects have not yet reached their commercial operation date and therefore, the Company continues to record these projects on its Consolidated Balance Sheet as of April 2, 2017. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of April 2, 2017 and January 1, 2017, the Company's investment in the 8point3 Group had a negative carrying value of $74.9 million and $60.6 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate. The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a 1:1 basis to the publicly traded Class A shares of 8point3. Based on the closing stock price of Class A shares as of March 31, 2017, the final trading day prior to the end of the Company’s fiscal quarter, the Company’s investment in OpCo has a market value of $391.9 million. As previously announced and referred to in Note 16, the Company is currently evaluating its investment in 8point3 in light of First Solar’s announcement that it is doing the same.

Equity Investments in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd.

In March 2016, the Company entered into an agreement with Dongfang Electric Corporation and Tianjin Zhonghuan Semiconductor Co., Ltd. to form Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., a jointly owned cell manufacturing facility to manufacture the Company's P-series modules in China. The joint venture is based in Yixing City in Jiangsu Province, China. In March 2016, the Company made an initial $9.2 million investment for a 15% equity ownership interest in the joint venture, which was accounted for under the cost method. In February 2017, the Company invested an additional $9.0 million which included an investment of $7.7 million and reinvested dividends of $1.3 million, bringing the Company's equity ownership to 20% of the joint venture. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company accounts for its investment in the joint venture using the equity method since the Company is able to exercise significant influence over the joint venture due to its board position.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on the magnitude of the Company’s investment and whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms: first, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. As of April 2, 2017, the Company’s investments in such projects have a carrying value of $46.0 million, of which $41.7 million is accounted for under the equity method and the remainder under the cost method. The majority of this balance relates to the Boulder Solar Project, which is a ROFO project that may be sold to the 8point3 Group in the future. As of January 1, 2017, the Company’s investments in such projects have a carrying value of $45.5 million, of which $41.2 million is accounted for under the equity method and the remainder under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	April 2, 2017	January 1, 2017
Accounts receivable	$3,214	$3,397
Other long-term assets	$764	$723
Accrued liabilities	$2,492	$3,665
Customer advances	$57	$57
Other long-term liabilities	$29,354	$29,370

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Payments made to investees for products/services	$—	$123,630
Revenues and fees received from investees for products/services[1]	$16,769	$114,645

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

Cost Method Investment in Tendril Networks, Inc.

The Company purchased $20.0 million of preferred stock in November 2014 and an additional $1.5 million of preferred stock in February 2017, constituting a minority stake in Tendril Networks, Inc. ("Tendril"), accounted for under the cost method because the preferred stock was deemed not to be in-substance common stock. In connection with the investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions. The Company continues to account for its investment in Tendril under the cost method.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a Master Services Agreement and related Statements of Work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	April 2, 2017				January 1, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$417,783	$417,783	$425,000	$—	$417,473	$417,473
0.875% debentures due 2021	400,000	—	397,244	397,244	400,000	—	397,079	397,079
0.75% debentures due 2018	300,000	—	299,116	299,116	300,000	—	298,926	298,926
IFC mortgage loan	—	—	—	—	17,500	17,121	—	17,121
CEDA loan	30,000	—	28,278	28,278	30,000	—	28,191	28,191
Non-recourse financing and other debt[1]	552,954	78,569	469,746	548,315	477,594	52,892	419,905	472,797
	$1,707,954	$78,569	$1,612,167	$1,690,736	$1,650,094	$70,013	$1,561,574	$1,631,587

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of April 2, 2017, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2017 (remaining nine months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Aggregate future maturities of outstanding debt	$75,414	313,191	22,467	18,433	419,639	858,810	$1,707,954

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	April 2, 2017			January 1, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$417,783	$425,000	$339,915	$417,473	$425,000	$301,555
0.875% debentures due 2021	397,244	400,000	305,360	397,079	400,000	266,996
0.75% debentures due 2018	299,116	300,000	281,100	298,926	300,000	270,627
	$1,114,143	$1,125,000	$926,375	$1,113,478	$1,125,000	$839,178

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and is required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of April 2, 2017 and January 1, 2017, the Company had restricted cash and cash equivalents of zero and $9.2 million related to the IFC debt service reserve, which is the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC.

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

Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit agreement with Credit Agricole Corporate and Investment Bank ("Credit Agricole"), as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of the Company's obligations under the facility. On January 31, 2014, (i) the Company's obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of the Company's subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of the Company's obligations under the revolving credit facility expired.

The Company is required to pay (a) interest on outstanding borrowings and fees of (i) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on the Company's leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (ii) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on the Company's leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee ranging from 0.25% to 0.35% (depending on the Company's leverage ratio from time to time) per annum on funds available for borrowing and not borrowed. The Company will be required to pay interest on letters of credit under the agreement of (a) with respect to any performance letter of credit, an amount ranging from 0.90% to 1.20% (depending on the Company’s leverage ratio from time to time); and (b) with respect to any other letter of credit, an amount ranging from 1.50% to 2.00% (depending on the Company’s leverage ratio from time to time).

As of both April 2, 2017 and January 1, 2017, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that are fully cash collateralized. The Company is currently not in compliance with the required financial covenant under its revolving credit facility with Credit Agricole, and, although not in default with Credit Agricole, the Company may not draw on the facility without collateralizing additional future borrowings with cash. The Company expects to not be in compliance with the covenant for the Credit Agricole credit facility for at least the remainder of the 2017 fiscal year, which will affect the availability of borrowings under the line, if not remedied. On May 8, 2017, the Company and Total S.A. entered into a Letter Agreement, whereby Total S.A. agreed, upon certain conditions, to provide a guaranty of the Company's payment obligations under the revolving credit facility with Credit Agricole of up to $100.0 million. Refer to Note 16 to the consolidated financial statements for further information.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of April 2, 2017 and January 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of April 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $33.9 million and $45.8 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of April 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $211.2 million and $244.8 million, respectively.

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

As of April 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.4 million and $3.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of April 2, 2017 and January 1, 2017, the aggregate carrying value of the Construction Revolver totaled $4.5 million and $10.5 million, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value
(In thousands)	April 2, 2017	January 1, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$8,793	$6,718	Short-term debt and Long-term debt
Long-term loans	301,210	283,852	Short-term debt and Long-term debt
Financing arrangements with third parties	29,354	29,370	Other long-term liabilities
Tax equity partnership flip facilities	211,214	183,109	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	28,775	28,775	Short-term debt and Long-term debt
El Pelicano credit facility	127,690	90,474	Long-term debt
Gala credit facility	25,565	—	Short-term debt
Construction Revolver	4,545	10,469	Long-term debt
Arizona loan	7,611	7,649	Short-term debt and Long-term debt

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 2, 2017, the Company had net proceeds of $2.1 million in connection with these loans. As of April 2, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $8.8 million.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three months ended April 2, 2017 and April 3, 2016, the Company had net proceeds of $17.2 million and $3.2 million, respectively, in connection with these loans. As of April 2, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $301.2 million and $283.9 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three months ended April 3, 2016, the Company had net proceeds of $7.1 million, in connection with these facilities. As of both April 2, 2017, and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.4 million (see Note 4).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 2, 2017 and April 3, 2016, the Company had net contributions of $45.3 million and $18.8 million, respectively, under these facilities and attributed losses of $17.3 million and $16.7 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of April 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $211.2 million and $183.1 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2017, the Company entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. During the three months ended April 2, 2017, the Company had net proceeds of $23.5 million in connection with the facility. As of April 2, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $25.6 million.

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small scale utility projects in the United States. During the three months ended April 2, 2017, we had net repayments of $6.1 million in connection with the facility. As of April 2, 2017, and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $4.5 million and $10.5 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of both April 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three months ended April 2, 2017, the Company had net proceeds of $37.3 million, in connection with the facility. As of April 2, 2017, the aggregate carrying amount of this facility, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $127.7 million.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both April 2, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of April 2, 2017 and January 1, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	April 2, 2017	January 1, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$618	$1,711
		$618	$1,711
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$959	$1,076
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,686	2,015
Interest rate contracts	Other long-term assets	$11,452	$11,429
		$14,097	$14,520

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$13	$71
Interest rate contracts	Other long-term liabilities	406	448
		$419	$519

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$7	$15
Foreign currency forward exchange contracts	Accrued liabilities	1,174	1,937
Interest rate contracts	Other long-term liabilities	421	—
		$1,602	$1,952

	April 2, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$14,715	$—	$14,715	$1,194	$—	$13,521
Derivative liabilities	$2,021	$—	$2,021	$1,194	$—	$827

	January 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$16,231	$—	$16,231	$1,694	$—	$14,537
Derivative liabilities	$2,471	$—	$2,471	$1,694	$—	$777

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Derivatives designated as cash flow hedges:
Gain in OCI at the beginning of the period	$1,203	$5,942
Unrealized gain (loss) recognized in OCI (effective portion)	(936)	315
Less: Gain reclassified from OCI to revenue (effective portion)	(326)	(7,060)
Net loss on derivatives	$(1,262)	$(6,745)
Loss in OCI at the end of the period	$(59)	$(803)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three months ended April 2, 2017 and April 3, 2016:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$32	$(460)
Derivatives not designated as hedging instruments:
Loss recognized in "Other, net"	$(1,396)	$(6,315)

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

As of April 2, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $10.9 million. As of January 1, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $17.3 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of April 2, 2017, to hedge balance sheet exposure, the Company held options contracts and forward contracts with an aggregate notional value of $17.4 million and $32.3 million, respectively. The maturity dates of these contracts range from April 2017 to September 2017. As of January 1, 2017, to hedge balance sheet exposure, the Company held option contracts and forward contracts with an aggregate notional value of $11.0 million and $42.9 million, respectively. The maturity dates of these contracts ranged from January 2017 to June 2017.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both April 2, 2017 and January 1, 2017, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $7.6 million, and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $191.9 million and $170.3 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

In the three months ended April 2, 2017, the Company's income tax provision of $2.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $150.7 million was primarily due to projected tax expense in profitable jurisdictions, whereas the Company's income tax provision of $3.2 million in the three months ended April 3, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $97.5 million also included projected tax expense in profitable jurisdictions and the recognition of U.S. prepaid income tax due to intercompany transactions.

For the reporting period ended April 2, 2017, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

The Company adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the quarter ended April 2, 2017 are reflected as a reduction of the provision for income taxes whereas they were previously recognized in equity. The Company did not recognize any tax benefit in the quarter ended April 2, 2017 because the Company has forecasted a current year loss in the United States. The Company also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized.

Note 13. NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2017	April 3, 2016
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(134,479)	$(85,409)
Denominator
Basic weighted-average common shares	138,902	137,203

Basic net loss per share	$(0.97)	$(0.62)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(134,479)	$(85,409)
Denominator
Dilutive weighted-average common shares	138,902	137,203

Diluted net loss per share	$(0.97)	$(0.62)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended
(In thousands)	April 2, 2017[1]	April 3, 2016[1]
Stock options	133	149
Restricted stock units	3,941	3,816
Upfront Warrants (held by Total)	—	6,367
4.00% debentures due 2023	13,922	13,922
0.75% debentures due 2018	12,026	12,026
0.875% debentures due 2021	8,203	8,203

[1]
As a result of the net loss per share for the three months ended April 2, 2017 and April 3, 2016, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Cost of Residential revenue	$210	$827
Cost of Commercial revenue	249	652
Cost of Power Plant revenue	725	2,646
Research and development	1,528	3,032
Sales, general and administrative	4,663	9,363
Total stock-based compensation expense	$7,375	$16,520

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Restricted stock units	$7,236	$17,433
Change in stock-based compensation capitalized in inventory	139	(913)
Total stock-based compensation expense	$7,375	$16,520

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

IPO-related costs

The Company incurred legal, accounting, advisory, valuation, and other costs related to the IPO of 8point3, as well as modifications to or terminations of certain existing financing structures in preparation for the sale to 8point3. The Company excludes these costs from its segment results.

Cost of above-market polysilicon

As described in Note 8, the Company has entered in previous years into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to 10 years. The prices in these supply agreements, which incorporate a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

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

	Three Months Ended April 2, 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$134,694	$133,971	$160,822	$20,550	15.3%	$4,882	3.6%	$2,431	1.5%
8point3 Energy Partners	1,337	(2,667)	617	503		(1,693)		1
Utility and power plant projects	—	—	23,780	—		—		(27,174)
Sale-leaseback transactions	—	(23,041)	(30,437)	—		2,665		479
Stock-based compensation	—	—	—	(210)		(249)		(725)
Amortization of intangible assets	—	—	—	(1,214)		(836)		(517)
Non-cash interest expense	—	—	—	(4)		(3)		(3)
Cost of above-market polysilicon	—	—	—	(4,351)		(7,132)		(18,332)
GAAP	$136,031	$108,263	$154,782	$15,274	11.2%	$(2,366)	(2.2)%	$(43,840)	(28.3)%

	Three Months Ended April 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$160,898	$52,241	$220,503	$41,018	25.5%	$9,871	18.9%	$20,847	9.5%
8point3 Energy Partners	1,312	—	13,862	485		—		4,157
Utility and power plant projects	—	—	(53,538)	—		—		(3,557)
Sale of operating lease assets	(10,403)	—	—	(3,112)		—		—
Stock-based compensation	—	—	—	(827)		(652)		(2,646)
Amortization of intangible assets	—	—	—	(411)		(626)		23
Non-cash interest expense	—	—	—	(71)		(39)		(209)
Cost of above-market polysilicon	—	—	—	(3,435)		(1,539)		(7,740)
GAAP	$151,807	$52,241	$180,827	$33,647	22.2%	$7,015	13.4%	$10,875	6.0%

	Three Months Ended
(In thousands):	April 2, 2017	April 3, 2016
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$41,938	$37,233
Commercial	4,289	1,641
Power Plant	66	12,144
Total Segment Adjusted EBITDA as reviewed by CODM	$46,293	$51,018
Reconciliation to Consolidated Statements of Loss
8point3 Energy Partners	(8,101)	(10,719)
Utility and power plant projects	(27,174)	(3,557)
Sale of operating lease assets	—	(3,120)
Sale-leaseback transactions	1,842	—
Stock-based compensation	(7,375)	(16,520)
Amortization of intangible assets	(3,026)	(8,165)
Non-cash interest expense	(35)	(346)
Restructuring expense	(9,790)	(96)
IPO-related costs	(114)	—
Cost of above-market polysilicon	(29,815)	(12,714)
Other	—	(1)
Equity in earnings of unconsolidated investees	(1,052)	765
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(17,161)	(16,008)
Cash interest expense, net of interest income	(18,529)	(12,184)
Depreciation	(38,932)	(33,826)
Corporate and unallocated items	(37,692)	(31,999)
Loss before taxes and equity in earnings of unconsolidated investees	$(150,661)	$(97,472)

		Three Months Ended
(As a percentage of total revenue):		April 2, 2017	April 3, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	28%
Mulilo Prieska PV (RF) Proprietary Limited	Power Plant	*	11%
AEP Renewables, LLC	Power Plant	25%	n/a
*denotes less than 10% during the period

	Three Months Ended
(As a percentage of total revenue):	April 2, 2017	April 3, 2016
Revenue by geography:
United States	86%	77%
Rest of World	14%	23%
	100%	100%

Note 16. SUBSEQUENT EVENTS

On April 5, 2017, the Company announced that it is evaluating strategic options for its YieldCo joint venture (JV), 8point3 Energy Partners ("8point3"), following the announcement by its JV general partner, First Solar, Inc. ("First Solar") that it has notified the board of directors of the partnership that it is reviewing alternatives for the sale of its interest in 8point3. The Company and First Solar will coordinate this review, which will include, but is not limited to, a potential replacement partner for First Solar. While the Company believes the partnership still offers significant, long-term strategic value through the acquisition of additional high quality renewable power plants, distributed generation projects and associated cash flows, the Company will undertake a review of its strategic alternatives given First Solar’s decision.

On May 8, 2017, the Company and Total S.A. entered into a letter agreement (the “Letter Agreement”), pursuant to which Total S.A. agreed that, within 15 business days of receiving written notice from the Company, it will provide a guaranty of the Company’s payment obligations (the “Guaranty”) under the revolving credit facility with Credit Agricole of up to $100.0 million (“Support Amount”). The Letter Agreement and any Guaranty will expire automatically on August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The Company is in the process of amending the revolving credit facility with Credit Agricole to include the Guaranty provision by Total S.A. to permit additional borrowings.

As disclosed in Note 8, the Company entered into a binding term sheet with NRG in the Tax Benefit Indemnification Litigation to resolve the matter by settlement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, O&M services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our President and Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. For more information about our business segments, see the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. For more segment information, see "Item 1. Financial Statements and Supplementary Data—Note 15. Segment Information" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold and/or rainy winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, such as those involving the sale of real estate, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The first quarter of fiscal 2017 ended on April 2, 2017, while the first quarter of fiscal 2016 ended on April 3, 2016. The first quarters of fiscal 2017 and 2016 were both 13-week quarters.

Outlook

Demand

In fiscal 2016 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included write-downs totaling $46.2 million on certain solar power development projects during 2016 because of adjustments to pricing assumptions, as well as charges totaling $58.2 million that were recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2017, we are continuing to focus on projects that we expect will be profitable; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2017. For more information see "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

In the face of these near-term challenges, we remain focused on each of our three business segments as well as on continued investment in next-generation technology. We plan to continue to expand the footprint of our EquinoxTM and HelixTM complete solutions in our Residential and Commercial businesses. We plan to continue to focus our Power Plant business development resources on a limited number of core markets, primarily in the Americas, where we believe we have a sustainable competitive advantage. Outside of these core markets, we will continue to focus our Power Plant business on the sale of our new Oasis® complete solution, incorporating Performance Series (P-Series) panel technology, to developers and EPC companies in global markets. 8point3 Energy Partners remains a potential source of demand for our business and we plan to continue to sell to it our solar energy generating assets, including utility-scale solar power plants and commercial solar projects, as we evaluate strategic options in light of First Solar's announcement on April 5, 2017 that it is reviewing alternatives for the sale of its interest in 8point3. For more information see "Item 1. Financial Statements and Supplementary Data—Note 16. Subsequent Events" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, see "Item 1. Financial Statements and Supplementary Data—Note 9. Equity Method Investments—Equity Investment in 8point3 Energy Partners" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We also saw other recent developments that contributed to a favorable policy environment, including (i) a significant focus on reducing world-wide carbon emissions through such events as the COP21 sustainable innovation forum held in Paris and the announcement of the Clean Power Plan in the United States, and (ii) domestic policy measures such as the extension of bonus depreciation and the approval of California Net Metering. We believe these factors will strengthen long-term demand for our products in all three business segments in U.S. and global markets and provide us an opportunity to expand our suite of energy solutions. However, in the near term, the extension of the ITC has had adverse impacts on our business, as it has reduced the pressure for commercial or residential customers to make purchases before the end of 2016, which was the time when the ITC had previously been set to expire, and instead has pushed demand from these customers into future periods that may now extend through 2021. In addition, the new administration and Congress have expressed interest in comprehensive reform of the U.S. tax code, which could result in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our SunPower® HelixTM product for our Commercial Segment during fiscal 2015 and our SunPower® EquinoxTM product for our Residential Segment during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest X-Series cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our new generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, we continue to focus on producing our new lower cost, high efficiency Performance Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril Networks, Inc., and our strategic partnership with EnerNOC to deploy their Software as a Service energy intelligence software solution to our commercial and power plant customers, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverter technology and currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also continue to work on making combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States through our agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Item 1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases in fiscal 2016 under these agreements significantly exceeded market value, which may result in inventory write-downs based on expected net realizable value, and the volume contracted to be purchased in fiscal 2017 exceeds our planned utilization, which may result in higher inventory balances until we are able to fully utilize the polysilicon inventory in future periods. We have also elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Projects Under Contract

The table below presents significant construction and development projects under contract as of April 2, 2017:

Project	Location	Size (MW)	Third-Party Owner / Purchaser(s)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Iberdrola Gala Solar Project	Oregon, USA	71	Avangrid Renewables, LLC	Customer A	2017
1Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of April 2, 2017, an aggregate of approximately $121.3 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of April 2, 2017:

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

Results of Operations

Revenue

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Distributed Generation
Residential	$136,031	$151,807	(10)%
Commercial	108,263	52,241	107%
Power Plant	154,782	180,827	(14)%
Total revenue	$399,076	$384,875	4%

Total Revenue: Our total revenue increased by 4% during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily due to stronger sales of solar power projects in our Commercial Segment, partially offset by a decline in sales of solar power systems and components in our Residential Segment and a decrease in the revenue recognized in our Power Plant Segment as the number of large-scale solar power projects in our project pipeline has decreased.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 39% during the three months ended April 2, 2017 as compared to 47% during the three months ended April 3, 2016. The revenue for the Power Plant Segment as a percentage of total revenue recognized decreased primarily due to a decrease in the number of large-scale solar power projects in our project pipeline, coupled with an overall increase in sales of solar power systems in our Commercial Segment during the three months ended April 2, 2017.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months ended April 2, 2017 and April 3, 2016.

		Three Months Ended
Revenue		April 2, 2017	April 3, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	28%
Mulilo Prieska PV (RF) Proprietary Limited	Power Plant	*	11%
AEP Renewables, LLC	Power Plant	25%	n/a

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 10% during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily due to a decline in the sales of solar power components and systems to our residential customers in North America as well as a decrease in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States.

Commercial Revenue: Commercial revenue increased 107% during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily because of stronger sales of commercial systems in North America.

Power Plant Revenue: Power Plant revenue decreased 14% during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition late in fiscal 2016 and an overall decrease in the number of large-scale solar power projects in our pipeline on which we recognized revenue in the first quarter of fiscal 2017.

Cost of Revenue

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Distributed Generation
Residential	$120,757	$118,160	2%
Commercial	110,629	45,226	145%
Power Plant	198,622	169,952	17%
Total cost of revenue	$430,008	$333,338	29%
Total cost of revenue as a percentage of revenue	108%	87%
Total gross margin percentage	(8)%	13%

Total Cost of Revenue: Our total cost of revenue increased 29% during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily as a result of the increase in the recognition of revenue and corresponding costs of solar power systems sold to commercial customers in North America, in addition to $18.9 million in inventory write-downs and additional write-downs totaling $3.8 million on certain solar power development projects in the first quarter of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, as well as pre-operating costs associated with the ramp of our Performance Series product. The increase in total cost of revenue during the three months ended April 2, 2017 was also a result of the settlement of certain claims against the Company that impacted our Power Plant Segment, as well as charges totaling $1.8 million recorded in connection with the contracted sale of raw material inventory to third parties.

Gross Margin

	Three Months Ended
	April 2, 2017	April 3, 2016	% Change
Distributed Generation
Residential	11%	22%	(11)%
Commercial	(2)%	13%	(15)%
Power Plant	(28)%	6%	(34)%

Residential Gross Margin: Gross margin for our Residential Segment decreased 11 percentage points during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily as a result of declining average selling prices in North America and Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 15 percentage points during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, because of declining margins on sales of solar power projects primarily because of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our customers in light of market conditions as well as $2.5 million in inventory write-downs as a result of our above-market cost of polysilicon and the lower expected selling prices of our projects.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 34 percentage points during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $16.4 million in inventory write-downs and additional write-downs totaling $3.8 million on certain solar power development projects in the first quarter of fiscal 2017 as a result of our above-market cost of polysilicon and lower expected selling prices of our projects, as well as pre-operating costs associated with the ramp of our Performance Series product. The decrease in gross margin was also a result of a charge related to the settlement of certain claims against the Company that impacted our Power Plant Segment.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
R&D	$20,515	$32,706	(37)%
As a percentage of revenue	5%	8%

R&D expense decreased $12 million, or 37%, during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
SG&A	$67,403	$97,791	(31)%
As a percentage of revenue	17%	25%

SG&A expense decreased $30.4 million, or 31%, during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 primarily due to decreased marketing activity in North America and through digital media, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges.

Restructuring Charges

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Restructuring charges	$9,790	$96	n.m.
As a percentage of revenue	2%	—%

Restructuring charges increased $9.7 million during the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 primarily because we incurred severance, legal, advisory, and other expenses related to our December 2016 restructuring plan. See "Item 1. Financial Statements and Supplementary Data—Note 7. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Interest income	$938	$697	35%
Interest expense	(20,769)	(12,881)	61%
Other, net	(2,190)	(6,232)	(65)%
Other expense, net	$(22,021)	$(18,416)	20%
As a percentage of revenue	(6)%	(5)%

Other expense, net increased $3.6 million, or 20%, in the three months ended April 2, 2017 as compared to the three months ended April 3, 2016, primarily driven by an increase in cash interest expense, primarily related to our residential lease business, and non-cash interest expense, partially offset by favorable changes in the fair value of foreign currency derivatives and a decrease in other net expenses.

Income Taxes

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Provision for income taxes	$(2,031)	$(3,181)	(36)%
As a percentage of revenue	(1)%	(1)%

In the three months ended April 2, 2017, our income tax provision of $2.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $150.7 million was primarily due to projected tax expense in profitable jurisdictions, whereas our income tax provision of $3.2 million in the three months ended April 3, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $97.5 million also included projected tax expense in profitable jurisdictions and the recognition of U.S. prepaid income tax due to intercompany transactions. For the reporting period ended April 2, 2017, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

We adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the quarter ended April 2, 2017 are reflected as a reduction of the provision for income taxes whereas previously they were recognized in equity. We also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized. For additional information related to the adoption of the updated accounting guidance, see "Item 1. Financial Statements and Supplementary Data—Note 1. The Company and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We record a valuation allowance to reduce our deferred tax assets in the U.S., France, and Spain to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of April 2, 2017, we believe there is insufficient evidence to realize additional deferred tax assets other than U.S. net operating losses that can be carried back for a refund on prior year tax returns.

Equity in Earnings (loss) of Unconsolidated Investees

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Equity in earnings (loss) of unconsolidated investees	$1,052	$(764)	(238)%
As a percentage of revenue	—%	—%

In the three months ended April 2, 2017 and April 3, 2016, our equity in earnings of unconsolidated investees increased by net earnings of $1.8 million, primarily due to an increase in our share of earnings generated by the activities of the 8point3 Group and CCPV in the first quarter of fiscal 2017, partially offset be our share of the costs incurred by project entities in which we hold noncontrolling interests. For more information on project entities in which we hold noncontrolling interests, see "Item 1. Financial Statements and Supplementary Data—Note 9. Equity Method Investments—Equity Investments in Project Entities" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Net Income (loss)

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Net income (loss)	$(151,640)	$(101,417)	50%

Net loss increased by $50.2 million in the three months ended April 2, 2017 as compared to the three months ended April 3, 2016. The increase in net loss was primarily driven by: (i) a decrease in gross margin of $82.5 million primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $18.9 million in inventory write-downs and additional write-downs totaling $3.8 million on certain solar power development projects during the first quarter of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects; the decrease in gross margin was also a result of declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets, as well as a charge related to the settlement of certain claims against the Company that impacted our Power Plant Segment; (ii) a $9.7 million increase in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 and December 2016 restructuring plans; and (iii) a $3.6 million increase in other expense, net primarily driven by an increase in cash interest expense, primarily related to our residential lease business, and non-cash interest expense, partially offset by favorable changes in the fair value of foreign currency derivatives and a decrease in other net expenses. The increase in net loss was partially offset by: (i) a $30.4 million decrease in SG&A expense due to decreased marketing activity in North America and through digital media, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges; (ii) a $12.2 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities; (iii) a $1.8 million increase in our equity in earnings of unconsolidated investees primarily due to an increase in our share of earnings generated by the activities of the 8point3 Group and CCPV in the first quarter of fiscal 2017; and (iv) a $1.2 million decrease in provision for income taxes primarily due to a decrease in projected tax expense in profitable jurisdictions and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$17,161	$16,008	7%

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

In the three months ended April 2, 2017 and April 3, 2016, we attributed $17.2 million and $16.0 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $1.2 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to additional leases placed in service under new and existing facilities executed with third-party investors in the interim period.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 2, 2017	April 3, 2016
Net cash used in operating activities	$(126,893)	$(369,901)
Net cash used in investing activities	$(60,841)	$(90,002)
Net cash provided by financing activities	$135,077	$61,585

Operating Activities

Net cash used in operating activities in the three months ended April 2, 2017 was $126.9 million and was primarily the result of: (i) a net loss of $151.6 million; (ii) a $198.1 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of polysilicon; (iii) a $61.0 million decrease in billings in excess of costs and estimated earnings driven by construction activities; (iv) a $40.0 million increase in inventories to support the construction of our solar energy projects; (v) a $30.6 million increase in long-term financing receivables related to our net investment in sales-type leases; and (vi) an $1.1 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) other net non-cash charges of $57.2 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $91.9 million increase in customer advances, primarily from Total; (iii) a $85.3 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iv) a $51.7 million decrease in accounts receivable, primarily driven by collections; (v) a $37.2 million decrease in project assets, primarily related to revenue recognition and corresponding costs of certain utility-scale and commercial projects; (vi) a $13.7 million decrease in advance payments made to suppliers; (vii) an $11.3 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; and (viii) a $7.2 million dividend from 8point3 Energy Partners LP.

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

Investing Activities

Net cash used in investing activities in the three months ended April 2, 2017 was $60.8 million, which included (i) $50.7 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $10.1 million paid for investments in consolidated and unconsolidated investees.

Net cash used in investing activities in the three months ended April 3, 2016 was $90.0 million, which included (i) $70.3 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $10.0 million in payments to 8point3 Energy Partners, and (iii) $9.8 million paid for investments in consolidated and unconsolidated investees.

Financing Activities

Net cash provided by financing activities in the three months ended April 2, 2017 was $135.1 million, which included: (i) $92.9 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $45.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $19.3 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) an $18.3 million in net repayments of bank loans and other debt; and (ii) $4.1 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities in the three months ended April 3, 2016 was $61.6 million, which included: (i) $42.1 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $27.3 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $18.8 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects. This was partially offset by: (i) $18.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (ii) $7.7 million in repayments of bank loans and other debt.

Debt and Credit Sources

Convertible Debentures

As of April 2, 2017, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of April 2, 2017, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of April 2, 2017, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Mortgage Loan Agreement with IFC

On May 6, 2010, we entered into a mortgage loan agreement with IFC. Under the loan agreement, we borrowed $75.0 million and are required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments over the following 5 years. We are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. We may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. We have pledged certain assets as collateral supporting repayment obligations.

On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC. As of April 2, 2017, we had no outstanding amounts under the mortgage loan agreement and no restricted cash and cash equivalents related to the IFC debt service reserve.

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

As of April 2, 2017, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole Corporate and Investment Bank ("Credit Agricole"), as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the facility. On January 31, 2014, (i) our obligations under the revolving credit facility became secured by a pledge of certain accounts receivable and inventory, (ii) certain of our subsidiaries entered into guaranties of the revolving credit facility, and (iii) Total S.A.'s guarantee of our obligations under the revolving credit facility expired.

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

As of April 2, 2017, we had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that are fully cash collateralized. Although we are not in default with Credit Agricole, we are currently not in compliance with the covenant for this credit facility that would permit us to draw further and therefore we may not make additional draws on the facility without collateralizing the borrowings with cash. We expect to not be in compliance with the covenant for the Credit Agricole credit facility for at least the remainder of the 2017 fiscal year, which will affect the availability of borrowings under the line, if not remedied. On May 8, 2017, we and Total S.A. entered into a Letter Agreement whereby Total S.A. agreed, upon certain conditions, to provide a guaranty of our payment obligations under the revolving credit facility with Credit Agricole of up to $100.0 million. The Letter Agreement and any guarantees issued under it will expire on August 26, 2019. Refer to Note 16 to the consolidated financial statements for further information.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of April 2, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of April 2, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $33.9 million.

In June 2016, we entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with each of The Bank of Tokyo-Mitsubishi UFJ ("BTMU"), Credit Agricole, and HSBC USA Bank, National Association ("HSBC"). Each letter of credit facility agreement provides for the issuance, upon our request, of letters of credit by the issuing bank thereunder in order to support certain of our obligations until December 31, 2018. Payment of obligations under each of the letter of credit facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with BTMU, $75.0 million with Credit Agricole and $175.0 million with HSBC, for a total capacity of $325.0 million. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of April 2, 2017, there were no letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank. As of April 2, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $211.2 million.

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

As of April 2, 2017 letters of credit issued under the Deutsche Bank Trust facility totaled $1.4 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

As of April 2, 2017, outstanding borrowings under the Construction Revolver totaled $4.5 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 2, 2017, we had net proceeds of $2.1 million, in connection with these loans. As of April 2, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $8.8 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three months ended April 2, 2017 and April 3, 2016, we had net proceeds of $17.2 million and $3.2 million, respectively, in connection with these loans. As of April 2, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $301.2 million and $283.9 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three months ended April 2, 2017 and April 3, 2016, we had net proceeds of zero and $7.1 million, respectively, in connection with these facilities. As of both April 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on our Consolidated Balance Sheets, was $29.4 million (see Note 4).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 2, 2017 and April 3, 2016, we had net contributions of $45.3 million and $18.8 million, respectively, under these facilities and attributed losses of $17.3 million and $16.7 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of April 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $211.2 million and $183.1 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2017, we entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. During the three months ended April 2, 2017, we had net proceeds of $23.5 million in connection with the facility. As of April 2, 2017 the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $25.6 million.

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. During the three months ended April 2, 2017, we had repayments of $6.1 million, in connection with the facility. As of April 2, 2017 and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was $4.5 million and $10.5 million respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of both April 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three months ended April 2, 2017, we had net proceeds of $37.3 million in connection with the facility. As of April 2, 2017, the aggregate carrying amount of this facility, presented in "Long-term debt" on our Consolidated Balance Sheets, was $127.7 million.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both April 2, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.6 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing" for a discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of April 2, 2017, we had unrestricted cash and cash equivalents of $387.4 million as compared to $425.3 million as of January 1, 2017. Our cash balances are held in numerous locations throughout the world and as of April 2, 2017, we had approximately $219.5 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of April 2, 2017, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing"). During the three months ended April 2, 2017, we received $49.0 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2017, we drew down $18.5 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of April 2, 2017, the short-term and long-term balances of the loans were $7.2 million and $294.0 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $36.1 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of April 2, 2017, outstanding amounts related to our project financing totaled $194.2 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, our net losses continued through the first quarter of fiscal 2017. To supplement our liquidity needs, we and Total S.A. entered into a Letter Agreement on May 8, 2017, whereby Total S.A. agreed, upon certain conditions, to provide a guaranty of our payment obligations under the revolving credit facility with Credit Agricole of up to $100.0 million. The Letter Agreement and any guarantees issued under it will expire on August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the

Letter Agreement, we are required to pay Total S.A. certain commitment and guarantee fees. Refer to Note 16 to the consolidated financial statements for further information.

We believe that our current cash, cash equivalents, and cash expected to be generated from operations will be sufficient to meet our working capital needs and fund our committed capital expenditures over the next 12 months from the date of the issuance of the interim financial statements. With the additional liquidity provided by the Letter Agreement from Total S.A., we do not believe substantial doubt exists regarding our ability to continue as a going concern. We expect that the restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016 will continue to enable us to navigate through the current market transition and maximize cash flow. In addition, we are evaluating additional options in connection with our short-term liquidity needs, such as divesting non-core assets, liquidating certain investments, discontinuing the development of certain projects or lines of business, deferring or canceling uncommitted capital expenditures or selling raw materials inventory to third parties. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

In addition, our $300.0 million 0.75% senior convertible debentures due 2018 mature on June 1, 2018, $200.0 million of which are held by Total. We are currently evaluating options to refinance or restructure the 0.75% debentures due 2018; however, there can be no assurances that we will be successful in such efforts.

On February 17, 2016, we entered into an amendment to the credit agreement with Credit Agricole to expand the available borrowings under the revolving credit facility to $300.0 million and to add a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. Proceeds from our revolving credit facility with Credit Agricole may be used for general corporate purposes. Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including the ratio that our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, will not exceed 4.5 to 1. As of April 2, 2017, $295.3 million remained undrawn under our revolving credit facility with Credit Agricole; however we are currently not in compliance with the covenant for the Credit Agricole credit facility that requires the ratio of our debt at the end of each quarter to our EBITDA for the last twelve months, as defined, to not exceed 4.5 to 1. We are not in default with Credit Agricole; however, we may not make additional draws on the facility without collateralizing additional future borrowings with cash. As previously disclosed, we expect to not be in compliance with the aforementioned financial ratio covenant for the Credit Agricole credit facility for at least the remainder of fiscal 2017, and as a result, will not be able to borrow under the line, until we are in compliance with the covenant. On May 8, 2017, we and Total S.A. entered into a Letter Agreement, whereby Total S.A. agreed, upon certain conditions, to provide a guaranty of our payment obligations under the revolving credit facility with Credit Agricole of up to $100.0 million. Refer to Note 16 to the consolidated financial statements for further information.

Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. As of April 2, 2017, we had $195.5 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of April 2, 2017:

		Payments Due by Fiscal Period
(In thousands)	Total	2017 (remaining nine months)	2018-2019	2020-2021	Beyond 2021
Convertible debt, including interest[1]	$1,240,673	$17,063	$341,944	$438,958	$442,708
CEDA loan, including interest[2]	65,700	1,912	5,100	5,100	53,588
Other debt, including interest[3]	786,610	90,992	80,847	81,515	533,256
Future financing commitments[4]	30,809	17,979	12,830	—	—
Operating lease commitments[5]	127,326	12,634	29,336	24,427	60,929
Sale-leaseback financing[6]	221,841	12,887	29,534	27,626	151,794
Capital lease commitments[7]	4,304	780	1,529	1,207	788
Non-cancellable purchase orders[8]	191,586	191,586	—	—	—
Purchase commitments under agreements[9]	1,014,812	467,784	382,181	162,847	2,000
Deferred purchase consideration in connection with acquisition	61,100	—	31,100	30,000	—
Total	$3,744,761	$813,617	$914,401	$771,680	$1,245,063

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on April 2, 2017. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

[3]
Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

[4]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $30.8 million, subject to certain conditions.

[5]	Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various facility lease agreements.

[6]
Sale-leaseback financing relates to future minimum lease obligations for solar power systems under sale-leaseback arrangements which were determined to include integral equipment and accounted for under the financing method.

[7]	Capital lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 12 years.

[8]	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

[9]
Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 4 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2016, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of April 2, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $61.2 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 2, 2017, total liabilities associated with uncertain tax positions were $31.6 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of April 2, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 4% and 5% of our total revenue in the three months ended April 2, 2017 and April 3, 2016, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $1.7 million and $1.8 million in the three months ended April 2, 2017 and April 3, 2016, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 2, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $32.3 million, respectively. As of January 1, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $42.9 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 2, 2017 and January 1, 2017, advances to suppliers totaled $271.1 million and $284.8 million, respectively. Two suppliers accounted for 92% and 8% of total advances to suppliers as of April 2, 2017, and 90% and 10% as of January 1, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of April 2, 2017, the outstanding principal balance of our variable interest borrowings was $239.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $3.0 million in money market funds as of April 2, 2017 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of April 2, 2017 and January 1, 2017, investments of $(2.4) million and $(6.9) million, respectively, are accounted for using the equity method, and $31.7 million and $39.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of April 2, 2017 and January 1, 2017 included the negative balance of $74.9 million and $60.6 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $926.4 million as of April 2, 2017. The aggregate estimated fair value of our outstanding convertible debentures was $839.2 million as of January 1, 2017. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,019.0 million and $923.1 million as of April 2, 2017 and January 1, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $833.7 million and $755.3 million as of April 2, 2017 and January 1, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2017 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, except for the risk factors described and included below.

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

We believe that the viability of our YieldCo strategy will depend, among other things, upon our ability to continue to develop revenue-generating solar assets, to build and manage relationships with sponsors, and to productively manage our relationship with First Solar (or any replacement partner) and the 8point3 Group, which are subject to the project-level, joint venture relationship, business, and industry risks described herein. If we are unable to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and 8point3 Energy Partners in particular, our business, financial condition and results of operations could be materially adversely affected.

First Solar has notified the board of directors of 8point3 that it is reviewing alternatives for the sale of its interest in the 8point3 Group. While we believe that the partnership still offers significant, long-term strategic value through the acquisition of additional high quality renewable power plants, distributed generation projects and associated cash flows, we will undertake a review of our strategic alternatives given First Solar’s decision. We and First Solar will coordinate this review, which will include, but is not limited to, a potential replacement partner for First Solar. There is no assurance that we will be able to find a replacement partner for First Solar. If we are unable to find a replacement partner for First Solar and to realize the strategic and financial benefits that we expect to derive from our investment in the 8point3 Group, our business, financial condition, and results of operations could be materially adversely affected.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 2, 2017 through January 29, 2017	86,385	$6.94	—	—
January 30, 2017 through February 26, 2017	7,209	$7.15	—	—
February 27, 2017 through April 2, 2017	406,944	$8.38	—	—
	500,538	$8.11	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

SUNPOWER CORPORATION

Dated: May 9, 2017	By:	/s/ CHARLES D. BOYNTON

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

Exhibits marked with a cross (+) are XBRL (Extensible Business Reporting Language) information furnished and not filed herewith, are not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.