Form 10-Q
period 2017-07-02
SUNPOWER CORP
filed 2017-08-02
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3008969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
77 Rio Robles, San Jose, California (Address of Principal Executive Offices and Zip Code)	95134 (Zip Code)

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

_________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of the registrant’s common stock as of July 28, 2017 was 139,491,294.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 2, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$327,281	$425,309
Restricted cash and cash equivalents, current portion	20,313	33,657
Accounts receivable, net[1]	195,871	219,638
Costs and estimated earnings in excess of billings[1]	19,623	32,780
Inventories	444,990	401,707
Advances to suppliers, current portion	106,820	111,479
Project assets - plants and land, current portion[1]	373,751	374,459
Prepaid expenses and other current assets[1]	175,005	315,670
Total current assets	1,663,654	1,914,699

Restricted cash and cash equivalents, net of current portion	53,429	55,246
Restricted long-term marketable securities	4,860	4,971
Property, plant and equipment, net	1,049,856	1,027,066
Solar power systems leased and to be leased, net	677,515	621,267
Project assets - plants and land, net of current portion	40,771	33,571
Advances to suppliers, net of current portion	145,154	173,277
Long-term financing receivables, net	569,848	507,333
Other intangible assets, net	36,713	44,218
Other long-term assets[1]	114,920	185,519
Total assets	$4,356,720	$4,567,167

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$425,909	$540,295
Accrued liabilities[1]	243,254	391,226
Billings in excess of costs and estimated earnings	11,707	77,140
Short-term debt	127,565	71,376
Convertible debt, current portion[1]	299,235	—
Customer advances, current portion[1]	41,261	10,138
Total current liabilities	1,148,931	1,090,175

Long-term debt	550,973	451,243
Convertible debt, net of current portion[1]	815,503	1,113,478
Customer advances, net of current portion[1]	74,331	298
Other long-term liabilities[1]	785,549	721,032
Total liabilities	3,375,287	3,376,226
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	114,045	103,621
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both July 2, 2017 and January 1, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 149,570,870 shares issued, and 139,479,270 outstanding as of July 2, 2017; 148,079,718 shares issued, and 138,510,325 outstanding as of January 1, 2017	139	139
Additional paid-in capital	2,426,134	2,410,395
Accumulated deficit	(1,492,264)	(1,218,681)
Accumulated other comprehensive loss	(6,635)	(7,238)
Treasury stock, at cost; 10,091,600 shares of common stock as of July 2, 2017; 9,569,393 shares of common stock as of January 1, 2017	(180,998)	(176,783)
Total stockholders' equity	746,376	1,007,832
Noncontrolling interests in subsidiaries	121,012	79,488
Total equity	867,388	1,087,320
Total liabilities and equity	$4,356,720	$4,567,167

[1]
The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Customer advances, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Customer advances, net of current portion," and "Other long-term liabilities" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 6, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Revenue[1]
Solar power systems, components, and other	$286,724	$356,011	$636,573	$684,711
Residential leasing	50,722	64,441	99,949	120,616
	$337,446	$420,452	$736,522	$805,327
Cost of revenue[1]
Solar power systems, components, and other	288,022	331,194	685,113	621,435
Residential leasing	34,189	47,964	67,106	91,061
	322,211	379,158	752,219	712,496
Gross margin	15,235	41,294	(15,697)	92,831
Operating expenses:
Research and development[1]	19,754	31,411	40,269	64,117
Sales, general and administrative[1]	68,703	84,683	136,106	182,474
Restructuring charges	4,969	117	14,759	213
Total operating expenses	93,426	116,211	191,134	246,804
Operating loss	(78,191)	(74,917)	(206,831)	(153,973)
Other income (expense), net:
Interest income	387	806	1,325	1,503
Interest expense[1]	(22,370)	(13,950)	(43,139)	(26,831)
Other, net	(15,744)	(5,822)	(17,934)	(12,054)
Other expense, net	(37,727)	(18,966)	(59,748)	(37,382)
Loss before income taxes and equity in earnings of unconsolidated investees	(115,918)	(93,883)	(266,579)	(191,355)
Provision for income taxes	(2,353)	(6,648)	(4,384)	(9,829)
Equity in earnings of unconsolidated investees	5,449	8,350	6,501	7,586
Net loss	(112,822)	(92,181)	(264,462)	(193,598)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	19,062	22,189	36,223	38,197
Net loss attributable to stockholders	$(93,760)	$(69,992)	$(228,239)	$(155,401)

Net loss per share attributable to stockholders:
Basic	$(0.67)	$(0.51)	$(1.64)	$(1.13)
Diluted	$(0.67)	$(0.51)	$(1.64)	$(1.13)
Weighted-average shares:
Basic	139,448	138,084	139,175	137,644
Diluted	139,448	138,084	139,175	137,644

[1]
The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within the "Revenue: Solar power systems, components, and other," "Cost of revenue: Solar power systems, components, and other," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net loss	$(112,822)	$(92,181)	$(264,462)	$(193,598)
Components of comprehensive loss:
Translation adjustment	3,412	138	1,424	1,557
Net change in derivatives (Note 11)	(16)	(136)	(1,278)	(6,881)
Income taxes	114	(4)	457	746
Net change in accumulated other comprehensive loss	3,510	(2)	603	(4,578)
Total comprehensive loss	(109,312)	(92,183)	(263,859)	(198,176)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	19,062	22,189	36,223	38,197
Comprehensive loss attributable to stockholders	$(90,250)	$(69,994)	$(227,636)	$(159,979)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(1,218,681)	$1,007,832	$79,488	$1,087,320
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	—	—	—	—	(45,344)	(45,344)	—	(45,344)
Net loss	(14,044)	—	—	—	—	—	(228,239)	(228,239)	(22,180)	(250,419)
Other comprehensive loss	—	—	—	—	—	603	—	603	—	603
Issuance of restricted stock to employees, net of cancellations	—	1,491	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	15,739	—	—	—	15,739	—	15,739
Contributions from noncontrolling interests	28,057	—	—	—	—	—	—	—	68,568	68,568
Distributions to noncontrolling interests	(3,589)	—	—	—	—	—	—	—	(4,864)	(4,864)
Purchases of treasury stock	—	(523)	(1)	—	(4,215)	—	—	(4,216)	—	(4,216)
Balances at July 2, 2017	$114,045	139,476	$139	$2,426,134	$(180,998)	$(6,635)	$(1,492,264)	$746,376	$121,012	$867,388

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net loss	$(264,462)	$(193,598)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	87,353	83,015
Stock-based compensation	15,981	32,995
Non-cash interest expense	7,735	655
Impairment of equity method investment	8,607	—
Dividend from 8point3 Energy Partners LP	14,601	—
Equity in earnings of unconsolidated investees	(6,501)	(7,586)
Deferred income taxes	1,285	939
Other, net	4,160	1,799
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,445	(23,295)
Costs and estimated earnings in excess of billings	13,157	6,301
Inventories	(76,444)	(115,047)
Project assets	(59,830)	(433,383)
Prepaid expenses and other assets	139,103	48,619
Long-term financing receivables, net	(62,515)	(95,119)
Advances to suppliers	32,782	40,569
Accounts payable and other accrued liabilities	(207,873)	12,077
Billings in excess of costs and estimated earnings	(65,433)	(23,049)
Customer advances	105,157	(5,884)
Net cash used in operating activities	(288,692)	(669,992)
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,123)	(93,325)
Cash paid for solar power systems, leased and to be leased	(41,028)	(46,156)
Cash paid for solar power systems	(8,012)	(2,282)
Payments to 8point3 Energy Partners LP	—	(9,838)
Dividend from equity method investees	1,421	—
Cash paid for investments in unconsolidated investees	(11,603)	(10,309)
Net cash used in investing activities	(104,345)	(161,910)
Cash flows from financing activities:
Proceeds from bank loans and other debt	201,400	—
Repayment of bank loans and other debt	(228,940)	(7,887)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	30,642	53,228
Repayment of non-recourse residential financing	(3,024)	(2,166)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	96,625	57,165
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(8,454)	(6,905)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	226,661	433,492
Repayment of non-recourse power plant and commercial financing	(32,021)	(37,352)
Purchases of stock for tax withholding obligations on vested restricted stock	(4,215)	(19,671)
Net cash provided by financing activities	278,674	469,904
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1,174	307
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(113,189)	(361,691)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	514,212	1,020,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$401,023	$659,073

Non-cash transactions:
Assignment of residential lease receivables to third parties	$25	$2,476
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$27,467	$29,891
Costs of solar power systems, leased and to be leased, funded by liabilities	$7,016	$6,282
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$55,619	$7,375
Acquisitions of property, plant and equipment included in accounts payable and accrued liabilities	$40,669	$73,247
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$4,473	$8,726
Exchange of receivables for an investment in an unconsolidated investee	$—	$2,890
Contractual obligations satisfied with inventory	$6,668	$—

[1]
"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "Cash and cash equivalents", "Restricted cash and cash equivalents, current portion" and "Restricted cash and cash equivalents, net of current portion" financial statement line items in the Consolidated Balance Sheets for the respective periods.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids-all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority-owned subsidiary of Total Solar International ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

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

Liquidity
The Company continues to face challenging industry conditions and a competitive environment. While the Company continues to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, the Company's net losses continued through the second quarter of 2017 and are expected to continue through 2017. The Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (see Note 2). However, the Company’s $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate the Company may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy its estimated liquidity needs within the 12 months from the date of issuance of these interim financial statements. The Company has a history of successfully refinancing and extending the maturity date of its debts; however, there is no assurance that the 0.75% debentures due 2018 will be refinanced or their maturity extended to sufficiently meet the Company’s obligations as they become due or on terms acceptable to the Company. Given its current share price compared to the conversion price of $24.95 per share for the 0.75% debentures due 2018, the Company anticipates that bondholders will choose to select repayment in cash. Independent from the refinancing or repayment of the 0.75% debentures due 2018, the Company has decided to divest certain assets, such as its equity interest in 8point3 Group, and join the sale process initiated by First Solar, Inc. The Company anticipates that it could repay the 0.75% debentures due 2018 with proceeds from these divestitures. Regarding the 8point3 Group sale process, while the Company believes both parties are committed to proceeding, this transaction is in the early stages, and no final decision on any particular alternative has yet been reached.
While the Company believes it is probable that it can effectively implement plans to sell its investment in 8point3 Group, which mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018, there are a number of factors that may defer or otherwise limit the Company’s ability to sell this investment including, among others, (i) final approval of a transaction, once a partner, structure, and price are finalized, by the Company’s Board of Directors, (ii) legal and regulatory approvals, and (iii) approval by various classes of equity owners and/or the Board of Directors of 8point3 Energy Partners (or a subcommittee thereof), as required based on the final transaction structure. The

Company believes it has sufficiently evaluated these conditions in concluding that the sale of the Company's equity interests in 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018. The Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the outcome of the 8point3 Group divestiture, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill its obligations within the 12 months from the date of issuance of these interim financial statements.

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The second quarter of fiscal 2017 ended on July 2, 2017, while the second quarter of fiscal 2016 ended on July 3, 2016. The second quarters of fiscal 2017 and 2016 were both 13-week quarters.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued an update to the standards to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance is effective for the Company no later than the first quarter of 2018. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued a new revenue recognition standard ("ASC 606") based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; and iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company will adopt ASC 606 on January 1, 2018 retrospectively, applying the amendments to each prior reporting period presented. The Company's ability to adopt retrospectively is dependent upon the completion of the analysis of information necessary to restate prior period financial statements and disclosures. The Company is in the process of reviewing historical contracts to quantify the impact of adoption on its consolidated financial statements. The Company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASC 606.

The Company expects the adoption of ASC 606 to primarily affect its Power Plants and Commercial segments. Sales of solar power systems that include the sale or lease of related real estate, which occur under both segments, are currently accounted for under the guidance for real estate sales ("ASC 360-20"). ASC 360-20 requires the Company to evaluate whether such arrangements have any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring us to reduce the potential profit on a project sale by our maximum exposure to loss.  The Company anticipates that ASC 606, which supersedes the real estate sales guidance under ASC 360-20, will result in the earlier recognition of revenue and profit. In addition, the Company’s investment in the 8point3 Group currently has a negative carrying value of $78.8 million primarily as a result of profit deferred under ASC 360-20. Under ASC 606, the Company expects that a material amount of this deferred profit will have been recognized prior to January 1, 2018, and as a result the Company’s carrying value in the 8point3 Group will materially increase upon adoption. The Company expects that revenue recognition for our other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, will remain materially consistent.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total, under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of July 2, 2017, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

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

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components: when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to Total, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the risks and rewards of ownership have passed. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of July 2, 2017, the Company had $11.6 million of "Customer advances, current portion" and $74.1 million of "Customer advances, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement.

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into a letter agreement (the "Letter Agreement") in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations (the "Guaranties") of up to $100.0 million ("Support Amount") under the Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as "Administrative Agent," and the other lenders party thereto; see Note 10 for additional information on the Amended and Restated Revolving Credit Agreement with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of July 2, 2017, the Company had $2.6 million of "Billings in excess of costs and estimated earnings", $0.3 million of "Costs and estimated earnings in excess of billings" and $1.8 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the first quarter of fiscal 2017, in connection with a co-development project between SunPower and Total, Total paid $0.5 million to the Company in exchange for the Company's ownership interest in the co-development project.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue:
EPC, O&M, and components revenue under joint projects	$3,051	$20,613	$7,183	$61,529
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(37)	$(421)	$(104)	$(421)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,580	$1,622	$3,379	$3,268
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$750	$750
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,094	$1,094
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	$2,000	$2,000

Note 3. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 2, 2017
Patents and purchased technology	$51,140	$(21,150)	$29,990
Project pipeline assets	9,446	(2,723)	6,723
Purchased in-process research and development	1,200	(1,200)	—
Other	1,000	(1,000)	—
	$62,786	$(26,073)	$36,713

As of January 1, 2017
Patents and purchased technology	$51,140	$(16,014)	$35,126
Project pipeline assets	9,446	(1,804)	7,642
Purchased in-process research and development	1,200	—	1,200
Other	1,000	(750)	250
	$62,786	$(18,568)	$44,218

During the three and six months ended July 2, 2017, aggregate amortization expense for intangible assets totaled $4.4 million and $7.5 million, respectively. During the three and six months ended July 3, 2016, aggregate amortization expense for intangible assets totaled $3.2 million and $11.5 million, respectively.

As of July 2, 2017, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2017 (remaining six months)	$5,991
2018	14,407
2019	9,963
2020	6,317
2021	23
Thereafter	12
$36,713

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	July 2, 2017	January 1, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2]	$231,747	$242,451
Less: allowance for doubtful accounts	(33,483)	(20,380)
Less: allowance for sales returns	(2,393)	(2,433)
	$195,871	$219,638

[1]	Includes short-term financing receivables associated with solar power systems leased of $22.0 million and $19.3 million as of July 2, 2017 and January 1, 2017, respectively (see Note 5).

[2]
Includes short-term retainage of $9.5 million and $8.8 million as of July 2, 2017 and January 1, 2017, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

	As of
(In thousands)	July 2, 2017	January 1, 2017
Inventories:
Raw materials	$139,175	$136,906
Work-in-process	177,028	184,967
Finished goods	128,787	79,834
	$444,990	$401,707

	As of
(In thousands)	July 2, 2017	January 1, 2017
Prepaid expenses and other current assets:
Deferred project costs	$15,481	$68,338
VAT receivables, current portion	21,548	14,260
Deferred costs for solar power systems to be leased	20,742	28,705
Derivative financial instruments	2,737	4,802
Prepaid inventory	31,991	83,943
Other receivables	59,011	85,834
Prepaid taxes	115	5,468
Other prepaid expenses	22,890	24,260
Other current assets	490	60
	$175,005	$315,670

	As of
(In thousands)	July 2, 2017	January 1, 2017
Project assets - plants and land:
Project assets — plants	$402,357	$389,103
Project assets — land	12,165	18,927
	$414,522	$408,030
Project assets - plants and land, current portion	$373,751	$374,459
Project assets - plants and land, net of current portion	$40,771	$33,571

	As of
(In thousands)	July 2, 2017	January 1, 2017
Property, plant and equipment, net:
Manufacturing equipment[1]	$419,694	$403,808
Land and buildings	196,596	130,080
Leasehold improvements	299,888	280,620
Solar power systems[2]	272,428	207,277
Computer equipment	126,065	185,518
Furniture and fixtures	12,705	12,591
Construction-in-process	18,779	39,849
	1,346,155	1,259,743
Less: accumulated depreciation	(296,299)	(232,677)
	$1,049,856	$1,027,066

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") was collateralized by certain manufacturing equipment with a net book value of $14.3 million as of January 1, 2017. As of July 2, 2017, the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC has been repaid.

[2]
Includes $240.7 million and $177.1 million of solar power systems associated with sale-leaseback transactions under the financing method as of July 2, 2017 and January 1, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	July 2, 2017	January 1, 2017
Property, plant and equipment, net by geography[1]:
Philippines	$355,021	$373,286
United States	331,087	276,053
Malaysia	256,818	275,980
Mexico	86,764	81,419
Europe	19,813	20,154
Other	353	174
	$1,049,856	$1,027,066

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	July 2, 2017	January 1, 2017
Other long-term assets:
Equity method investments[1]	$(15,751)	$(6,931)
Derivative financial instruments	9,432	11,429
Cost method investments	33,146	39,423
Other	88,093	141,598
	$114,920	$185,519

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $78.8 million and $60.6 million as of July 2, 2017 and January 1, 2017, respectively (see Note 9).

	As of
(In thousands)	July 2, 2017	January 1, 2017
Accrued liabilities:
Employee compensation and employee benefits	$47,217	$43,370
Deferred revenue	23,626	27,649
Interest payable	15,242	15,329
Short-term warranty reserves	18,780	4,894
Restructuring reserve	3,330	18,001
VAT payables	7,569	4,743
Derivative financial instruments	1,902	2,023
Inventory payable	31,991	83,943
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	1,675	3,665
Contributions from noncontrolling interests attributable to projects prior to COD	295	93,875
Taxes payable	20,896	25,602
Liability due to AU Optronics	36,055	31,714
Other	34,676	36,418
	$243,254	$391,226

	As of
(In thousands)	July 2, 2017	January 1, 2017
Other long-term liabilities:
Deferred revenue	$187,383	$188,932
Long-term warranty reserves	153,686	156,315
Long-term sale-leaseback financing	263,928	204,879
Long-term residential lease financing with 8point3 Energy Partners	29,340	29,370
Unrecognized tax benefits	32,523	47,203
Long-term pension liability	3,875	3,381
Derivative financial instruments	1,129	448
Long-term liability due to AU Optronics	65,353	71,639
Other	48,332	18,865
	$785,549	$721,032

	As of
(In thousands)	July 2, 2017	January 1, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(10,825)	$(12,249)
Net unrealized gain (loss) on derivatives	(75)	1,203
Net gain on long-term pension liability adjustment	4,228	4,228
Deferred taxes	37	(420)
	$(6,635)	$(7,238)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower® systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of July 2, 2017 and January 1, 2017:

	As of
(In thousands)	July 2, 2017	January 1, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$741,270	$666,700
Solar power systems to be leased	21,531	25,367
	762,801	692,067
Less: accumulated depreciation	(85,286)	(70,800)
	$677,515	$621,267

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of July 2, 2017 and January 1, 2017, the Company had pledged solar assets with an aggregate book value of $25.6 million and $13.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of July 2, 2017:

(In thousands)	Fiscal 2017 (remaining six months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$14,330	28,323	28,378	28,437	28,497	394,047	$522,012

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of July 2, 2017 and January 1, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	July 2, 2017	January 1, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$626,395	$560,582
Unguaranteed residual value	78,367	70,636
Unearned income	(112,889)	(104,624)
Net financing receivables	$591,873	$526,594
Current	$22,025	$19,261
Long-term	$569,848	$507,333

[1]
As of July 2, 2017 and January 1, 2017, the Company had pledged financing receivables of $32.5 million and $18.6 million, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts amounting to $5.1 million and $4.5 million, as of July 2, 2017 and January 1, 2017, respectively.

As of July 2, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2017 (remaining six months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$16,915	32,006	32,278	32,558	32,844	479,794	$626,395

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of July 2, 2017, future minimum lease obligations associated with these systems were $75.1 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of July 2, 2017, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $221.2 million, which will be recognized over the lease terms of up to 25 years. During the three and six months ended July 2, 2017, the Company had net financing proceeds of $3.9 million and $42.1 million, respectively, in connection with these sale-leaseback arrangements. During both the three and six months ended July 3, 2016, the Company had net financing proceeds of $15.7 million, in connection with these sale-leaseback arrangements. As of July 2, 2017 and January 1, 2017, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $263.9 million and $204.9 million, respectively (see Note 4).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of July 2, 2017 or January 1, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of July 2, 2017 and January 1, 2017:

	July 2, 2017			January 1, 2017
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Restricted cash and cash equivalents[1]:
Money market funds	$3,005	$3,005	$—	$3,002	$3,002	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	2,737	—	2,737	4,802	—	4,802
Other long-term assets:
Derivative financial instruments (Note 11)	9,432	—	9,432	11,429	—	11,429
Total assets	$15,174	$3,005	$12,169	$19,233	$3,002	$16,231
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	$1,902	$—	$1,902	$2,023	$—	$2,023
Other long-term liabilities:
Derivative financial instruments (Note 11)	1,129	—	1,129	448	—	448
Total liabilities	$3,031	$—	$3,031	$2,471	$—	$2,471

[1]
The Company's restricted cash and cash equivalents consist of money market fund instruments and commercial paper that are classified as available-for-sale and are highly liquid investments with original maturities of 90 days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of July 2, 2017 and July 3, 2016, there were no such items recorded at fair value.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of July 2, 2017 and January 1, 2017 these bonds had a carrying value of $4.9 million and $5.0 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of July 2, 2017 and January 1, 2017, the Company had $(15.8) million and $(6.9) million, respectively, in investments accounted for under the equity method (see Note 9). As of July 2, 2017 and January 1, 2017, the Company had $33.1 million and $39.4 million respectively, in investments accounted for under the cost method.

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

Legacy Restructuring Plans

During prior fiscal years, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of July 2, 2017, and the remaining costs to be incurred are not expected to be material.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	Cumulative To Date
December 2016 Plan:
Non-cash impairment charges (benefits)	$(741)	$—	$148,050
Severance and benefits	2,707	—	18,608
Lease and related termination costs	557	—	557
Other costs[1]	12,569	—	20,388
	$15,092	$—	$187,603
August 2016 Plan:
Non-cash impairment charges	$—	$—	$17,926
Severance and benefits	(984)	—	14,607
Lease and related termination costs	2	—	559
Other costs[1]	637	$—	1,001
	$(345)	$—	$34,093
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$61,320
Severance and benefits	14	350	61,963
Lease and related termination costs	—	(280)	6,813
Other costs[1]	(1)	143	13,598
	13	213	143,694
Total restructuring charges	$14,760	$213	$365,390
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the six months ended July 2, 2017:

	Six Months Ended
(In thousands)	January 1, 2017	Charges (Benefits)	Payments	July 2, 2017
December 2016 Plan:
Non-cash impairment charges (benefits)	$—	$(741)	$—	$—
Severance and benefits	8,111	2,707	(9,461)	1,357
Lease and related termination costs	—	557	(557)	—
Other costs[1]	5,932	12,569	(18,114)	387
	$14,043	$15,092	$(28,132)	$1,744
August 2016 Plan:
Severance and benefits	3,448	(984)	(1,179)	1,285
Lease and related termination costs	—	2	(2)	—
Other costs[1]	86	637	(718)	5
	$3,534	$(345)	$(1,899)	1,290
Legacy Restructuring Plans:
Severance and benefits	$299	$14	$(124)	$189
Lease and related termination costs	52	—	(15)	37
Other costs[1]	73	(1)	(2)	70
	424	13	(141)	296
Total restructuring liability	$18,001	$14,760	$(30,172)	$3,330

[1]	Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the six months ended July 3, 2016:

	Six Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	July 3, 2016
Legacy Restructuring Plans:
Severance and benefits	$395	$350	$(157)	$588
Lease and related termination costs	743	(280)	(203)	260
Other costs[1]	685	143	(611)	217
Total restructuring liability	$1,823	$213	$(971)	$1,065

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of July 2, 2017, future minimum lease payments for facilities under operating leases were $47.8 million, to be paid over the remaining contractual terms of up to 9 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of July 2, 2017, future minimum lease payments for assets under capital leases were $4.3 million, to be paid over the remaining contractual terms of up to 7 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 2, 2017 are as follows:

(In thousands)	Fiscal 2017 (remaining six months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total[12]
Future purchase obligations	$579,475	200,647	175,694	161,846	1,000	2,000	$1,120,662

[1]	Total future purchase obligations were composed of $206.7 million related to non-cancellable purchase orders and $914.0 million related to long-term supply agreements.

[2]
During fiscal 2016, the Company did not fulfill all of the purchase commitments it was otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of July 2, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $32.0 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of July 2, 2017 and January 1, 2017, advances to suppliers totaled $252.0 million and $284.8 million, respectively, of which $106.8 million and $111.5 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 95% and 5% of total advances to suppliers, respectively, as of July 2, 2017, and 90% and 10%, respectively, as of January 1, 2017.

Advances from Customers

The estimated utilization of advances from customers as of July 2, 2017 is as follows:

(In thousands)	Fiscal 2017 (remaining six months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Estimated utilization of advances from customers	$10,388	37,531	37,288	30,385	—	—	$115,592

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see Note 2); in March 2017, the Company received a prepayment totaling $88.5 million. As of July 2, 2017, the Company had $85.7 million advance payments received from Total, of which $11.6 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and six months ended July 2, 2017 and July 3, 2016, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Balance at the beginning of the period	$168,113	$166,440	$161,209	$164,127
Accruals for warranties issued during the period	5,776	3,235	15,436	9,114
Settlements and adjustments during the period	(1,423)	(4,891)	(4,179)	(8,457)
Balance at the end of the period	$172,466	$164,784	$172,466	$164,784

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 9). As of July 2, 2017, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year
2017 (remaining six months)	$18,190
2018	13,066
$31,256

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $32.5 million and $47.2 million as of July 2, 2017 and January 1, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of July 2, 2017 and January 1, 2017, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $3.9 million and $3.4 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss", and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three and six months ended July 2, 2017.

Legal Matters

Tax Benefit Indemnification Litigation

On March 19, 2014, a lawsuit was filed by NRG Solar LLC, now known as NRG Renew LLC (“NRG”), against SunPower Corporation, Systems, a wholly-owned subsidiary of the Company (“SunPower Systems”), in the Superior Court of Contra Costa County, California. The complaint asserts that, according to the indemnification provisions in the contract pertaining to SunPower Systems’ sale of a large California solar project to NRG, SunPower Systems owes NRG $75.0 million in connection with certain benefits associated with the project that were approved by the Treasury Department for an amount that was less than expected. Additionally, SunPower Systems filed a cross-complaint against NRG seeking damages in excess of $7.5 million for breach of contract and related claims arising from NRG’s failure to fulfill its obligations under the contract, including its obligation to take “reasonable, available steps” to engage the Treasury Department. In April 2017, SunPower Systems and NRG entered into a binding term sheet to resolve the matter by settlement and the Company consequently recorded a litigation accrual of $43.9 million in its April 2, 2017 financial statements related to this matter.

On June 27, 2017 (the "Effective Date"), SunPower Systems entered into a final settlement agreement (the "Settlement Agreement") with NRG to settle all claims, counterclaims, disputes and damages that have been asserted in connection with the events underlying the California litigation. Pursuant to the terms of the Settlement Agreement, SunPower Systems was required to pay NRG $10.0 million in cash (the "Initial Payment") within ten days of the Effective Date and will be required to pay $15.0 million in cash (the "Second Payment") on or before December 15, 2018. In addition, NRG is entitled to receive, at NRG's direction and at no cost to NRG, modules over the period between the Effective Date and December 31, 2019 (the "Settlement Period"). On June 29, 2017, the Company made the Initial Payment. On July 6, 2017, the court dismissed the case with prejudice.

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act,
15 U.S.C. §§78j(b) and 78t(a) and SEC Rule 10b-5, 17 C.F.R. §240.10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On December 9, 2016, the court consolidated the cases and appointed a lead plaintiff. On March 31, 2017, the court granted the lead plaintiff's motion to withdraw as lead plaintiff. Two investor groups comprised of individual investors filed new motions to be appointed lead plaintiff, which are set for hearing on August 31, 2017. No operative complaint has been filed.

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

Note 9. EQUITY METHOD INVESTMENTS

As of July 2, 2017 and January 1, 2017, the Company's carrying value of its equity method investments totaled $(15.8) million and $(6.9) million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $78.8 million and $60.6 million as of July 2, 2017 and January 1, 2017, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company and AU Optronics Singapore Pte. Ltd. (“AUO”) formed a joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"). On September 29, 2016, the Company completed its acquisition of AUOSP pursuant to a stock purchase agreement, under which the Company acquired 100% of the voting equity interest in AUOSP (see Note 3 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017), and AUOSP is now known as SunPower Solar Manufacturing Malaysia Sdn. Bhd. Prior to the acquisition, the Company and AUO each owned 50% of the equity in the former AUOSP, which is now a wholly-owned subsidiary of the Company. The former AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and, prior to the acquisition, sold them on a "cost-plus" basis to the Company and AUO. Prior to the acquisition, the Company accounted for its investment in AUOSP using the equity method as a result of the shared power arrangement. As a result of the acquisition, AUOSP became a consolidated subsidiary of the Company and the results of operations of AUOSP have been included in the Consolidated Statement of Operations of the Company since September 29, 2016.

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, LP ("8point3"), a joint YieldCo vehicle formed by the Company and First Solar, Inc. ("First Solar" and, together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO"). 8point3's Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD”.

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

Future quarterly distributions from OpCo were subject to certain forbearance periods and are subject to certain subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016. During the three and six months ended July 2, 2017, the Company received $7.4 million and $14.6 million, respectively, in dividend distributions from the 8point3 Group.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 4). As of July 2, 2017 and January 1, 2017, the operating leases and the unguaranteed sales-type lease residual values which were sold to the 8point3 Group had an aggregate carrying value of $72.9 million and $74.4 million, respectively, on the Company's Consolidated Balance Sheets.

During fiscal 2016, the Company sold several ROFO Projects to 8point3, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and several commercial projects. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $50.3 million reduction in the carrying value of the Company’s investments in the 8point3 Group as of July 2, 2017. Some of the commercial projects have not yet reached their commercial operation date and therefore, the Company continues to record these projects on its Consolidated Balance Sheet as of July 2, 2017. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of July 2, 2017 and January 1, 2017, the Company's investment in the 8point3 Group had a negative carrying value of $78.8 million and $60.6 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate. The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a 1:1 basis to the publicly traded Class A shares of 8point3. Based on the closing stock price of Class A shares as of June 30, 2017, the final trading day prior to the end of the Company’s fiscal quarter, the Company’s investment in OpCo has an estimated market value of $429.5 million.

On April 5, 2017, the Company announced that it is evaluating strategic options for 8point3, following the announcement by First Solar that it had notified the board of directors of the partnership that it is reviewing alternatives for the sale of its interest in 8point3. Since the announcement on April 5, 2017, the Company received significant initial interest in the acquisition of its interest in the 8point3 Group or in the sale of the entire partnership, and thus has made the strategic decision not to actively seek a replacement partner for First Solar and to focus its efforts on divesting its equity interest in 8point3 Group, and join the sale process initiated by First Solar. While the Company believes both parties are committed to proceeding, this transaction is in the early stages, and no final decision on any particular alternative has yet been reached.

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

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on the magnitude of the Company’s investment and whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms: first, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. As of July 2, 2017, the Company’s investments in such projects have a carrying value of $44.9 million, of which $40.6 million is accounted for under the equity method and the remainder under the cost method. The majority of this balance relates to the Boulder Solar Project, which is a ROFO project that the Company plans to sell to the 8point3 Group. In the event the 8point3 Group waives its rights to acquire this project, the Company may sell them to third parties. As of January 1, 2017, the Company’s investments in such projects have a carrying value of $45.5 million, of which $41.2 million is accounted for under the equity method and the remainder under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	July 2, 2017	January 1, 2017
Accounts receivable	$698	$3,397
Other long-term assets	$768	$723
Accrued liabilities	$1,675	$3,665
Customer advances	$175	$57
Other long-term liabilities	$29,340	$29,370

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Payments made to investees for products/services	$—	$115,879	$—	$239,509
Revenues and fees received from investees for products/services[1]	$8,439	$17,404	$25,208	$132,049

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

Cost Method Investment in Tendril Networks, Inc.

In November 2014, the Company invested in Tendril Networks, Inc. ("Tendril") by purchasing $20.0 million of its preferred stock. In the first half of fiscal 2017, the Company invested an additional $3.0 million in Tendril by purchasing $1.5 million of preferred stock in February 2017 and then again in April 2017. The Company's total investment in Tendril constitutes a minority stake and is accounted for under the cost method because the preferred stock is deemed not to be in-substance common stock. In connection with the initial investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a Master Services Agreement and related Statements of Work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	July 2, 2017				January 1, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$418,094	$418,094	$425,000	$—	$417,473	$417,473
0.875% debentures due 2021	400,000	—	397,409	397,409	400,000	—	397,079	397,079
0.75% debentures due 2018	300,000	299,235	—	299,235	300,000	—	298,926	298,926
IFC mortgage loan	—	—	—	—	17,500	17,121	—	17,121
CEDA loan	30,000	—	28,364	28,364	30,000	—	28,191	28,191
Non-recourse financing and other debt[1]	650,376	126,469	519,386	645,855	477,594	52,892	419,905	472,797
	$1,805,376	$425,704	$1,363,253	$1,788,957	$1,650,094	$70,013	$1,561,574	$1,631,587

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of July 2, 2017, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2017 (remaining six months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Aggregate future maturities of outstanding debt	$118,245	314,759	21,889	20,915	422,311	907,257	$1,805,376

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	July 2, 2017			January 1, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$418,094	$425,000	$373,775	$417,473	$425,000	$301,555
0.875% debentures due 2021	397,409	400,000	320,668	397,079	400,000	266,996
0.75% debentures due 2018	299,235	300,000	289,875	298,926	300,000	270,627
	$1,114,738	$1,125,000	$984,318	$1,113,478	$1,125,000	$839,178

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and was required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company was required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company was able to prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company had pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of July 2, 2017 and January 1, 2017, the Company had restricted cash and cash equivalents of zero and $9.2 million related to the IFC debt service reserve, which was the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC.

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

On June 23, 2017, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Restated Credit Agreement”) with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended, by and between the Company, the Administrative Agent and the other parties thereto, as amended to date.

The Restated Credit Agreement was entered into in connection with the Letter Agreement between the Company and Total S.A. dated May 8, 2017 (the "Letter Agreement"), which was entered into to facilitate the issuance by Total S.A. of one or more guaranties of the Company’s payment obligations (the “Guaranties”) of up to $100.0 million under the Restated Credit Agreement. The maturity date of the Letter Agreement is August 26, 2019.

The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019 (the “Maturity Date”), and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement.

The Restated Credit Agreement (a) removes the ability of the Company to request the issuance of performance and financial letters of credit, (b) removes certain covenants, including covenants related to a maximum leverage ratio and a minimum consolidated liquidity, (c) removes the negative pledge on certain assets of the Company, (d) removes certain domestic subsidiaries of the Company as guarantors, and (e) effects other revisions to the terms thereof. All collateral previously pledged to secure the Company’s obligations to the lenders has been released.

The Company is required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Restated Credit Agreement includes representations, covenants, and events of default customary for financing transactions of this type.

As of July 2, 2017, the Company had no outstanding borrowings under the restated revolving credit facility. As of January 1, 2017, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that were fully cash collateralized at the time.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of July 2, 2017 and January 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of July 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $34.6 million and $45.8 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $197.0 million and $244.8 million, respectively.

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

As of July 2, 2017 and January 1, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.4 million and $3.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, the Company entered into a revolving credit facility (the “Construction Revolver”) with Mizuho Bank Ltd., as administrative agent, and Goldman Sachs Bank USA, under which the Company may borrow up to $200 million.  The Construction Revolver also includes a $100 million accordion feature.  Amounts borrowed under the facility may be repaid and reborrowed in support of the Company’s commercial and small-scale utility projects in the United States until the May 4, 2021 maturity date. The facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of July 2, 2017 and January 1, 2017, the aggregate carrying value of the Construction Revolver totaled $1.7 million and $10.5 million, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	July 2, 2017	January 1, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$12,337	$6,718	Short-term debt and Long-term debt
Long-term loans	306,164	283,852	Short-term debt and Long-term debt
Financing arrangements with third parties	29,340	29,370	Other long-term liabilities
Tax equity partnership flip facilities	235,057	183,109	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	28,775	28,775	Short-term debt and Long-term debt
El Pelicano credit facility	174,787	90,474	Short-term debt and Long-term debt
Gala credit facility	79,565	—	Short-term debt
Construction Revolver	1,679	10,469	Long-term debt
Arizona loan	7,554	7,649	Short-term debt and Long-term debt
1 Based on the nature of the debt arrangements included in the table above, and the Company's intention to fully repay or transfer the obligations at their face values plus any applicable interest, the Company believes their carrying value materially approximates fair value, thus non-recurring fair value measurements have not been performed.

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and six months ended July 2, 2017, the Company had net proceeds of $3.5 million and $5.6 million, respectively, in connection with these loans. During the three and six months ended July 3, 2016, the Company had net proceeds of $17.1 million and $34.1 million, respectively, in connection with these loans. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $12.3 million and $6.7 million, respectively.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three and six months ended July 2, 2017, the Company had net proceeds of $4.8 million and $22.0 million, respectively, in connection with these loans. During the three and six months ended July 3, 2016, the Company had net proceeds (repayments) of $(1.1) million and $2.1 million, respectively, in connection with these loans. As of July 2, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $306.2 million and $283.9 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three and six months ended July 3, 2016, the Company had net proceeds of $7.8 million and $14.9 million, respectively, in connection with these facilities. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.3 million and $29.4 million, respectively (see Note 4).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended July 2, 2017, the Company had net contributions of $42.9 million and $88.2 million, respectively, under these facilities and attributed losses of $19.0 million and $36.3 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and six months ended July 3, 2016, the Company had net contributions of $31.5 million and $50.3 million, respectively, under these facilities and attributed losses of $20.2 million and $36.8 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $235.1 million and $183.1 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2017, the Company entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. During the three and six months ended July 2, 2017, the Company had net proceeds of $54.0 million and $77.5 million, respectively, in connection with the facility. As of July 2, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $79.6 million.

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small-scale utility projects in the United States. During the three and six months ended July 2, 2017, the Company had net proceeds (repayments) of $(3.0) million and $9.1 million, respectively, in connection with the facility. As of July 2, 2017, and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $1.7 million and $10.5 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three and six months ended July 2, 2017, the Company had net proceeds of $46.9 million and $84.3 million, respectively, in connection with the facility. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $174.8 million and $90.5 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both July 2, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.6 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of July 2, 2017 and January 1, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 2, 2017	January 1, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$398	$1,711
		$398	$1,711
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$970	$1,076
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,369	2,015
Interest rate contracts	Other long-term assets	9,432	11,429
		$11,771	$14,520

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$71
Interest rate contracts	Other long-term liabilities	434	448
		$434	$519

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$968	$15
Foreign currency forward exchange contracts	Accrued liabilities	934	1,937
Interest rate contracts	Other long-term liabilities	695	—
		$2,597	$1,952

	July 2, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$12,169	$—	$12,169	$1,888	$—	$10,281
Derivative liabilities	$3,031	$—	$3,031	$1,888	$—	$1,143

	January 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$16,231	$—	$16,231	$1,694	$—	$14,537
Derivative liabilities	$2,471	$—	$2,471	$1,694	$—	$777

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(59)	$(803)	$1,203	$5,942
Unrealized gain (loss) recognized in OCI (effective portion)	511	(326)	(425)	(11)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(527)	190	(853)	(6,870)
Net loss on derivatives	$(16)	$(136)	$(1,278)	$(6,881)
Loss in OCI at the end of the period	$(75)	$(939)	$(75)	$(939)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$71	$(1,211)	$103	$(1,671)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$328	$(5,394)	$(1,068)	$(11,709)

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

As of July 2, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $21.9 million. As of January 1, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $17.3 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of July 2, 2017, to hedge balance sheet exposure, the Company held option contracts and forward contracts with an aggregate notional value of $1.6 million and $26.8 million, respectively. The maturity dates of these contracts range from July 2017 to September 2017. As of January 1, 2017, to hedge balance sheet exposure, the Company held option contracts and forward contracts with an aggregate notional value of $11.0 million and $42.9 million, respectively. The maturity dates of these contracts ranged from January 2017 to June 2017.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both July 2, 2017 and January 1, 2017, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of $7.6 million, and interest rate swap agreements not designated as cash flow hedges with an aggregate notional value of $191.9 million and $170.3 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

In the three and six months ended July 2, 2017, the Company's income tax provision of $2.4 million and $4.4 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $115.9 million and $266.6 million, respectively, was primarily due to projected tax expense in profitable jurisdictions, whereas its income tax provision of $6.6 million and $9.8 million in the three and six months ended July 3, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $93.9 million and $191.4 million, respectively, also included the recognition of U.S. prepaid income tax due to intercompany transactions in addition to projected tax expense in profitable jurisdictions.

For the reporting period ended July 2, 2017, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

The Company adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the three and six months ended July 2, 2017 are reflected as a reduction of the provision for income taxes whereas they were previously recognized in equity. The Company did not recognize any tax benefit during the three and six months ended July 2, 2017 because the Company has forecasted a current year loss in the United States. The Company also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(93,760)	$(69,992)	$(228,239)	$(155,401)
Denominator
Basic weighted-average common shares	139,448	138,084	139,175	137,644

Basic net loss per share	$(0.67)	$(0.51)	$(1.64)	$(1.13)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(93,760)	$(69,992)	$(228,239)	$(155,401)
Denominator
Dilutive weighted-average common shares	139,448	138,084	139,175	137,644

Diluted net loss per share	$(0.67)	$(0.51)	$(1.64)	$(1.13)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017[1]	July 3, 2016[1]	July 2, 2017[1]	July 3, 2016[1]
Stock options	106	147	106	147
Restricted stock units	3,585	5,502	3,585	5,502
Upfront Warrants (held by Total)	—	5,338	—	5,853
4.00% debentures due 2023	13,922	13,922	13,922	13,922
0.75% debentures due 2018	12,026	12,026	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203

[1]
As a result of the net loss per share for the three and six months ended July 2, 2017 and July 3, 2016, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of Residential revenue	$314	$1,652	$524	$2,479
Cost of Commercial revenue	293	745	542	1,397
Cost of Power Plant revenue	445	3,066	1,170	5,712
Research and development	1,036	2,966	2,564	5,998
Sales, general and administrative	6,518	8,046	11,181	17,409
Total stock-based compensation expense	$8,606	$16,475	$15,981	$32,995

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restricted stock units	$9,675	$15,734	$16,911	$33,167
Change in stock-based compensation capitalized in inventory	(1,069)	741	(930)	(172)
Total stock-based compensation expense	$8,606	$16,475	$15,981	$32,995

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

	Three Months Ended July 2, 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$155,806	$105,829	$79,850	$31,578	20.3%	$7,535	7.1%	$2,555	3.2%
8point3 Energy Partners	1,319	(1,470)	374	477		(891)		(456)
Utility and power plant projects	—	(327)	(8)	—		(327)		(2,051)
Sale-leaseback transactions	—	(3,927)	—	—		2,225		45
Stock-based compensation	—	—	—	(314)		(293)		(445)
Amortization of intangible assets	—	—	—	(870)		(672)		(1,025)
Non-cash interest expense	—	—	—	(2)		(2)		(6)
Cost of above-market polysilicon	—	—	—	(4,731)		(5,000)		(12,095)
GAAP	$157,125	$100,105	$80,216	$26,138	16.6%	$2,575	2.6%	$(13,478)	(16.8)%

	Three Months Ended July 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$186,611	$110,492	$104,693	$45,868	24.6%	$14,504	13.1%	$8,121	7.8%
8point3 Energy Partners	1,287	—	113	419		(179)		(30)
Utility and power plant projects	—	—	40,085	—		—		(4,128)
Sale of operating lease assets	(10,183)	—	—	(2,966)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(2,988)		—
Stock-based compensation	—	—	—	(1,652)		(745)		(3,067)
Amortization of intangible assets	—	—	—	(576)		(608)		(346)
Non-cash interest expense	—	—	—	(63)		(52)		(169)
Cost of above-market polysilicon	—	—	—	(3,619)		(2,531)		(9,751)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$177,715	$97,846	$144,891	$38,756	21.8%	$8,323	8.5%	$(5,785)	(4.0)%

	Six Months Ended July 2, 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$290,500	$239,800	$240,672	$52,128	17.9%	$12,417	5.2%	$4,986	2.1%
8point3 Energy Partners	2,656	(4,137)	991	980		(2,584)		(455)
Utility and power plant projects	—	(327)	23,772	—		(327)		(29,225)
Sale-leaseback transactions	—	(26,968)	(30,437)	—		4,890		524
Stock-based compensation	—	—	—	(524)		(542)		(1,170)
Amortization of intangible assets	—	—	—	(2,084)		(1,508)		(1,542)
Non-cash interest expense	—	—	—	(6)		(5)		(9)
Cost of above-market polysilicon	—	—	—	(9,082)		(12,132)		(30,427)
GAAP	$293,156	$208,368	$234,998	$41,412	14.1%	$209	0.1%	$(57,318)	(24.4)%

	Six Months Ended July 3, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$347,509	$162,733	$325,196	$86,886	25.0%	$24,375	15.0%	$28,968	8.9%
8point3 Energy Partners	2,599	—	13,975	904		(179)		4,127
Utility and power plant projects	—	—	(13,453)	—		—		(7,685)
Sale of operating lease assets	(20,586)	—	—	(6,078)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(2,988)		—
Stock-based compensation	—	—	—	(2,479)		(1,397)		(5,713)
Amortization of intangible assets	—	—	—	(987)		(1,234)		(323)
Non-cash interest expense	—	—	—	(134)		(91)		(378)
Cost of above-market polysilicon	—	—	—	(7,054)		(4,070)		(17,491)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$329,522	$150,087	$325,718	$72,403	22.0%	$15,338	10.2%	$5,090	1.6%

	Three Months Ended		Six Months Ended
(In thousands):	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$44,874	$45,643	$86,812	$82,876
Commercial	3,004	7,020	7,293	8,661
Power Plant	4,006	9,310	4,072	21,454
Total Segment Adjusted EBITDA as reviewed by CODM	$51,884	$61,973	$98,177	$112,991
Reconciliation to Consolidated Statements of Loss
8point3 Energy Partners	(2,458)	(18,039)	(10,559)	(28,758)
Utility and power plant projects	(2,378)	(4,128)	(29,552)	(7,685)
Sale of operating lease assets	—	(2,979)	—	(6,099)
Sale-leaseback transactions	173	(2,988)	2,015	(2,988)
Stock-based compensation	(8,606)	(16,475)	(15,981)	(32,995)
Amortization of intangible assets	(4,227)	(3,168)	(7,253)	(11,333)
Non-cash interest expense	(35)	(309)	(70)	(655)
Restructuring expense	(4,969)	(117)	(14,759)	(213)
Arbitration ruling	—	5,852	—	5,852
IPO-related costs	196	(35)	82	(35)
Cost of above-market polysilicon	(21,826)	(15,901)	(51,641)	(28,615)
Other	—	12	—	11
Equity in earnings of unconsolidated investees	(5,449)	(8,350)	(6,501)	(7,585)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(19,062)	(22,189)	(36,223)	(38,197)
Cash interest expense, net of interest income	(19,886)	(13,144)	(38,415)	(25,328)
Depreciation	(40,917)	(37,730)	(79,849)	(71,556)
Corporate and unallocated items	(38,358)	(16,168)	(76,050)	(48,167)
Loss before taxes and equity in earnings of unconsolidated investees	$(115,918)	$(93,883)	$(266,579)	$(191,355)

		Three Months Ended		Six Months Ended
(As a percentage of total revenue):		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	*	*	14%
Customer C	Power Plant	*	19%	*	10%
AEP Renewables, LLC	Power Plant	*	n/a	14%	n/a
*denotes less than 10% during the period

	Three Months Ended		Six Months Ended
(As a percentage of total revenue):	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue by geography:
United States	72%	79%	80%	78%
Rest of World	28%	21%	20%	22%
	100%	100%	100%	100%

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they com due (and in particular our 0.75% debentures due 2018), our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The second quarter of fiscal 2017 ended on July 2, 2017, while the second quarter of fiscal 2016 ended on July 3, 2016. The second quarters of fiscal 2017 and 2016 were both 13-week quarters.

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

Projects Under Contract

The table below presents significant construction and development projects under contract as of July 2, 2017:

Project	Location	Size (MW)	Third-Party Owner / Purchaser(s)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Iberdrola Gala Solar Project	Oregon, USA	71	Avangrid Renewables, LLC	Customer C	2017
1Expected completion of revenue recognition assumes completion of construction in the stated fiscal year.

As of July 2, 2017, an aggregate of approximately $121.3 million of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of July 2, 2017:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Ticul Solar Projects	Mexico	399	Comision Federal Electricidad	2018
Border Solar Project	Mexico	192	Comision Federal Electricidad	2018
Guajiro Solar Project	Mexico	117	Comision Federal Electricidad	2018
El Pelicano Solar Project	Chile	111	Empresa de Transporte de Pasajeros Metro S.A.	2017

[1]	Expected completion of revenue recognition assumes completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Distributed Generation
Residential	$157,125	$177,715	(12)%	$293,156	$329,522	(11)%
Commercial	100,105	97,846	2%	208,368	150,087	39%
Power Plant	80,216	144,891	(45)%	234,998	325,718	(28)%
Total revenue	$337,446	$420,452	(20)%	$736,522	$805,327	(9)%

Total Revenue: Our total revenue decreased by 20% and 9% during the three and six months ended July 2, 2017, as compared to three and six months ended July 3, 2016, respectively, primarily due to a decline in the revenue recognized in our Power Plant Segment as we shift away from global power plant development and number of large-scale solar power projects in our project pipeline has decreased. Also contributing to the decrease in overall revenue is the decline in sales of solar power components and systems to our residential customers in North America in our Residential Segment, partially offset by stronger sales of solar power systems and components to customers in our Commercial Segment, particularly in North America.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 24% and 32% during the three and six months ended July 2, 2017, as compared to 34% and 40% during the three and six months ended July 3, 2016, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized has decreased as we have shifted our focus away from global power plant development and the number of large-scale solar power projects in our project pipeline has decreased, and because we simultaneously experienced an overall increase in sales of solar power systems and components in our Commercial Segment during the three and six months ended July 2, 2017.

As Power Plant revenue declined and total Commercial revenue increased, but remained less than total revenue from our Residential Segment, the Residential Segment as a percentage of total revenue recognized was approximately 47% and 40% during the three and six months ended July 2, 2017, respectively, as compared to 42% and 41% during the three and six months ended July 3, 2016, respectively.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and six months ended July 2, 2017 and July 3, 2016.

		Three Months Ended		Six Months Ended
Revenue		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	*	*	14%
AEP Renewables, LLC	Power Plant	*	n/a	14%	n/a
Customer C	Power Plant	*	19%	*	10%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 12% and 11% during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily due to a decline in the sales of solar power components and systems to our residential customers in North America as well as a decrease in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States.

Commercial Revenue: Commercial revenue increased 2% and 39% during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily because of stronger sales of commercial systems in North America.

Power Plant Revenue: Power Plant revenue decreased 45% and 28% during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition late in fiscal 2016 and an overall decrease in the number of large-scale solar power projects in our pipeline on which we recognized revenue in the first half of fiscal 2017 as we shift away from global power plant development.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Distributed Generation
Residential	$130,987	$138,959	(6)%	$251,744	$257,119	(2)%
Commercial	97,530	89,523	9%	208,159	134,749	54%
Power Plant	93,694	150,676	(38)%	292,316	320,628	(9)%
Total cost of revenue	$322,211	$379,158	(15)%	$752,219	$712,496	6%
Total cost of revenue as a percentage of revenue	95%	90%		102%	88%
Total gross margin percentage	5%	10%		(2)%	12%

Total Cost of Revenue: Our total cost of revenue decreased 15% during the three months ended July 2, 2017 as compared to the three months ended July 3, 2016 primarily as a result of the decrease in the recognition of revenue and corresponding costs of solar power systems sold to Power Plant and Residential customers, partially offset by increases to cost of revenue from charges totaling $4.5 million recorded in connection with the contracted sale of raw material inventory to third parties as well as $9.2 million in inventory write-downs and additional write-downs totaling $2.0 million on certain solar power development projects in the second quarter of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects. We also experienced an increase to cost of revenue due to $4.1 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product.

Our total cost of revenue increased 6% during the six months ended July 2, 2017 as compared to the six months ended July 3, 2016 primarily as a result of the charge recorded in the first quarter of fiscal 2017 in connection with a legal accrual related to NRG, as described in "Item1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies—Legal Matters," in addition to $28.1 million in inventory write-downs and additional write-downs totaling $5.8 million on certain solar power development projects in the first half of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to charges totaling $6.3 million recorded in connection with the contracted sale of raw material inventory to third parties. We also experienced an increase to cost of revenue due to $4.1 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product.

Gross Margin

	Three Months Ended			Six Months Ended
	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Distributed Generation
Residential	17%	22%	(5)%	14%	22%	(8)%
Commercial	3%	9%	(6)%	—%	10%	(10)%
Power Plant	(17)%	(4)%	(13)%	(24)%	2%	(26)%

Residential Gross Margin: Gross margin for our Residential Segment decreased 5 and 8 percentage points during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily as a result of declining average selling prices in North America and Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 6 and 10 percentage points during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, because of declining margins on sales of solar power projects primarily because of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our customers in light of market conditions as well as $4.0 million in inventory write-downs during the first half of fiscal 2017 as a result of our above-market cost of polysilicon and the lower expected selling prices of our projects.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 13 and 26 percentage points during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $24.1 million in inventory write-downs and additional write-downs totaling $5.8 million on certain solar power development projects in the first half of fiscal 2017 as a result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to $4.1 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product. The decrease in gross margin was also a result of the charge to cost of revenue impacting our Power Plant Segment which we recorded in the first quarter of fiscal 2017 in connection with a legal accrual related to NRG, as described in "Item1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies—Legal Matters."

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
R&D	$19,754	$31,411	(37)%	$40,269	$64,117	(37)%
As a percentage of revenue	6%	7%		5%	8%

R&D expense decreased $11.7 million and $23.8 million, during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
SG&A	$68,703	$84,683	(19)%	$136,106	$182,474	(25)%
As a percentage of revenue	20%	20%		18%	23%

SG&A expense decreased $16.0 million and $46.4 million, during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily due to decreased marketing activity in North America and through digital media, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Restructuring charges	$4,969	$117	4,147%	$14,759	$213	6,829%
As a percentage of revenue	1%	—%		2%	—%

Restructuring charges increased $4.9 million and $14.5 million during the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily because we incurred severance, legal, advisory, and other expenses related to our December 2016 restructuring plan. See "Item 1. Financial Statements and Supplementary Data—Note 7. Restructuring" for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Interest income	$387	$806	(52)%	$1,325	$1,503	(12)%
Interest expense	(22,370)	(13,950)	60%	(43,139)	(26,831)	61%
Other, net	(15,744)	(5,822)	170%	(17,934)	(12,054)	49%
Other expense, net	$(37,727)	$(18,966)	99%	$(59,748)	$(37,382)	60%
As a percentage of revenue	(11)%	(5)%		(8)%	(5)%

Other expense, net increased $18.8 million and $22.4 million, in the three and six months ended July 2, 2017 as compared to the three and six months ended July 3, 2016, respectively, primarily driven by an $8.6 million write-down of one of our equity method investments, as well as unfavorable changes in the fair value of foreign currency derivatives, an increase in cash interest expense, primarily related to our residential lease business, an increase in non-cash interest expense, and an increase in other net expenses.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Provision for income taxes	$(2,353)	$(6,648)	(65)%	$(4,384)	$(9,829)	(55)%
As a percentage of revenue	(1)%	(2)%		(1)%	(1)%

In the three and six months ended July 2, 2017, our income tax provision of $2.4 million and $4.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $115.9 million and $266.6 million, respectively, was primarily due to projected tax expense in profitable jurisdictions, whereas our income tax provision of $6.6 million and $9.8 million in the three and six months ended July 3, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $93.9 million and $191.4 million, respectively, also included the recognition of U.S. prepaid income tax due to intercompany transactions in addition to projected tax expense in profitable jurisdictions. For the reporting period ended July 2, 2017, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

We adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the three and six months ended July 2, 2017 are reflected as a reduction of the provision for income taxes whereas previously they were recognized in equity. We also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized. For additional information related to the adoption of the updated accounting guidance, see "Item 1. Financial Statements and Supplementary Data—Note 1. The Company and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We record a valuation allowance to reduce our deferred tax assets in the U.S., France, and Spain to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of July 2, 2017, we believe there is insufficient evidence to realize additional deferred tax assets other than U.S. net operating losses that can be carried back for a refund on prior year tax returns.

Equity in Earnings (loss) of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Equity in earnings of unconsolidated investees	$5,449	$8,350	(35)%	$6,501	$7,586	(14)%
As a percentage of revenue	2%	2%		1%	1%

In the three and six months ended July 2, 2017 and July 3, 2016, our equity in earnings of unconsolidated investees decreased by net earnings of $2.9 million and $1.1 million, respectively, primarily due to the absence of our share of equity in earnings of unconsolidated investees during fiscal 2017 that was included in fiscal 2016 from our then equity method investment in AUOSP, which we acquired and subsequently consolidated late in the third quarter of fiscal 2016 (see "Item 1. Financial Statements and Supplementary Data—Note 9. Equity Method Investments"). The decrease in net earnings was also due to a decrease in our share of the equity in earnings generated by the activities the 8point3 Group during the second quarter of fiscal 2017 but was partially offset by a decrease in our share of the equity in loss of unconsolidated investees from our investment in CCPV during the first half of fiscal 2017.

Net Loss

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Net loss	$(112,822)	$(92,181)	22%	$(264,462)	$(193,598)	37%

Net loss increased by $20.6 million in the three months ended July 2, 2017 as compared to the three months ended July 3, 2016. The increase in net loss was primarily driven by: (i) a decrease in gross margin of $26.1 million primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $9.2 million in inventory write-downs and additional write-downs totaling $2.0 million on certain solar power development projects during the second quarter of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to charges totaling $4.5 million recorded in connection with the contracted sale of raw material inventory to third parties and $4.1 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product; the decrease in gross margin was also a result of declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets; (ii) a $18.8 million increase in other expense, net primarily driven by an $8.6 million write-down of one of our equity method investments, as well as unfavorable changes in the fair value of foreign currency derivatives, an increase in cash interest expense, primarily related to our residential lease business, an increase in non-cash interest expense, and an increase in other net expenses; (iii) a $4.9 million increase in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our December 2016 restructuring plan; and (iv) a $2.9 million decrease in our equity in earnings of unconsolidated investees primarily due to the absence of our share of equity in earnings of unconsolidated investees during fiscal 2017 that was included in fiscal 2016 from our then equity method investment in AUOSP, which we acquired and subsequently consolidated late in the third quarter of fiscal 2016. The increase in net loss was partially offset by: (i) a $16.0 million decrease in SG&A expense due to decreased marketing activity in North America and through digital media, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges; (ii) a $11.7 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities; and (iii) a $4.3 million decrease in provision for income taxes primarily due to a decrease in projected tax expense in profitable jurisdictions and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Net loss increased by $70.9 million in the six months ended July 2, 2017 as compared to the six months ended July 3, 2016. The increase in net loss was primarily driven by: (i) a decrease in gross margin of $108.5 million primarily due to the charge to cost of revenue which we recorded in the first quarter of fiscal 2017 in connection with a legal accrual related to NRG and also because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $28.1 million in inventory write-downs and additional write-downs totaling $5.8 million on certain solar power development projects during the first half of fiscal 2017, both of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to charges totaling $6.3 million recorded in connection with the contracted sale of raw material inventory to third parties and $4.1 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product; the decrease in gross margin was also a result of declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets; (ii) a $22.4 million increase in other expense, net primarily driven by an $8.6 million write-down of one of our equity method investments, as well as unfavorable changes in the fair value of foreign currency derivatives, an increase in cash interest expense, primarily related to our residential lease business, an increase in non-cash interest expense, and an increase in other net expenses; (iii) a $14.5 million increase in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our December 2016 restructuring plan; and (iv) a $1.1 million decrease in our equity in earnings of unconsolidated investees primarily due to the absence of our share of equity in earnings of unconsolidated investees during fiscal 2017 that was included in fiscal 2016 from our then equity method investment in AUOSP, which we acquired and subsequently consolidated late in the third quarter of fiscal 2016, but was partially offset by a decrease in our share of the equity in loss of unconsolidated investees from our investment in CCPV during the first half of fiscal 2017. The increase in net loss was partially offset by: (i) a $46.4 million decrease in SG&A expense due to decreased marketing activity in North America and through digital media, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges; (ii) a $23.8 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities; and (iii) a $5.4 million decrease in provision for income taxes primarily due to a decrease in projected tax expense in profitable jurisdictions and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016	% Change	July 2, 2017	July 3, 2016	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$19,062	$22,189	(14)%	$36,223	$38,197	(5)%

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

In the three months ended July 2, 2017 and July 3, 2016, we attributed $19.1 million and $22.2 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $3.1 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in the total number of leases placed in service under new and existing facilities with third-party investors.

In the six months ended July 2, 2017 and July 3, 2016, we attributed $36.2 million and $38.2 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $2.0 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to a decrease in the total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 2, 2017	July 3, 2016
Net cash used in operating activities	$(288,692)	$(669,992)
Net cash used in investing activities	$(104,345)	$(161,910)
Net cash provided by financing activities	$278,674	$469,904

Operating Activities

Net cash used in operating activities in the six months ended July 2, 2017 was $288.7 million and was primarily the result of: (i) a net loss of $264.5 million; (ii) a $207.9 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments for the procurement of polysilicon; (iii) a $76.4 million increase in inventories to support the construction of our solar energy projects; (iv) a $65.4 million decrease in billings in excess of costs and estimated earnings driven by construction activities; (v) a $62.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) a $59.8 million increase in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; and (vii) an $6.5 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) other net non-cash charges of $115.2 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $139.1 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iii) a $105.2 million increase in customer advances, primarily from Total; (iv) a $32.8 million decrease in advance payments made to suppliers; (v) a $24.4 million decrease in accounts receivable, primarily driven by collections; (vi) a $14.6 million dividend from 8point3 Energy Partners LP; (vii) a $13.2 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; (viii) an $8.6 million in impairment of equity method investment; and (ix) a $1.3 million increase in deferred income taxes.

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

Investing Activities

Net cash used in investing activities in the six months ended July 2, 2017 was $104.3 million, which included (i) $94.2 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $11.6 million paid for investments in consolidated and unconsolidated investees. This was partially offset by a $1.4 million dividend from equity method investees.

Net cash used in investing activities in the six months ended July 3, 2016 was $161.9 million, which included (i) $141.8 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $10.3 million paid for investments in consolidated and unconsolidated investees; and (iii) $9.8 million in payments to 8point3 Energy Partners.

Financing Activities

Net cash provided by financing activities in the six months ended July 2, 2017 was $278.7 million, which included: (i) $194.6 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $88.2 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $27.6 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) $27.5 million in net repayments of bank loans and other debt; and (ii) $4.2 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of July 2, 2017, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of July 2, 2017, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of July 2, 2017, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC. As of July 2, 2017, we had no outstanding amounts under the mortgage loan agreement and no restricted cash and cash equivalents related to the IFC debt service reserve.

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

As of July 2, 2017, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto (the "Restated Credit Agreement"), which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended, by and between us, the Administrative Agent and the other parties thereto, as amended to date.

The Restated Credit Agreement was entered into in connection with the letter agreement between the us and Total S.A. dated May 8, 2017 (the "Letter Agreement"), which, as previously disclosed, was entered into to facilitate the issuance by Total S.A. of one or more guaranties of our payment obligations (the “Guaranties”) of up to $100.0 million under the Restated Credit Agreement. The maturity date of the Letter Agreement is August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding.

The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019 (the “Maturity Date”), and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total S.A. under the Letter Agreement.

The Restated Credit Agreement (a) removes our ability to request the issuance of performance and financial letters of credit, (b) removes certain covenants, including covenants related to a maximum leverage ratio and a minimum consolidated liquidity, (c) removes the negative pledge on certain of our assets, (d) removes certain of our domestic subsidiaries as guarantors, and (e) effects other revisions to the terms thereof. All collateral previously pledged to secure our obligations to the lenders has been released.

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Restated Credit Agreement includes representations, covenants, and events of default customary for financing transactions of this type.

As of July 2, 2017, we had no outstanding borrowings under the restated revolving credit facility.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of July 2, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of July 2, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $34.6 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 2, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $197.0 million.

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

As of July 2, 2017 letters of credit issued under the Deutsche Bank Trust facility totaled $1.4 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

As of July 2, 2017, outstanding borrowings under the Construction Revolver totaled $1.7 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and six months ended July 2, 2017, we had net proceeds of $3.5 million and $5.6 million, respectively, in connection with these loans. As of July 2, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $12.3 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three and six months ended July 2, 2017, we had net proceeds of $4.8 million and $22.0 million, respectively, in connection with these loans. During the three and six months ended July 3, 2016, we had net proceeds (repayments) of $(1.1) million and $2.1 million, respectively, in connection with these loans. As of July 2, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $306.2 million and $283.9 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. During the three and six months ended July 3, 2016, we had net proceeds of $7.8 million and $14.9 million, respectively, in connection with these facilities. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on our Consolidated Balance Sheets, was $29.3 million and $29.4 million, respectively (see Note 4).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended July 2, 2017, we had net contributions of $42.9 million and $88.2 million, respectively, under these facilities and attributed losses of $19.0 million and $36.3 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and six months ended July 3, 2016, we had net contributions of $31.5 million and $50.3 million, respectively, under these facilities and attributed losses of $20.2 million and $36.8 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $235.1 million and $183.1 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2017, we entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. During the three and six months ended July 2, 2017, we had net proceeds of $54.0 million and $77.5 million, respectively, in connection with the facility. As of July 2, 2017 the aggregate carrying amount of this facility, presented in "Short-term debt" on the Company's Consolidated Balance Sheets, was $79.6 million.

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. During the three and six months ended July 2, 2017, we had net proceeds (repayments) of $(3.0) million and $9.1 million, respectively, in connection with the facility. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was $1.7 million and $10.5 million respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of both July 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $28.8 million.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three and six months ended July 2, 2017, we had net proceeds of $46.9 million and $84.3 million, respectively, in connection with the facility. As of July 2, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $174.8 million and $90.5 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both July 2, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.6 million.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing" for a discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of July 2, 2017, we had unrestricted cash and cash equivalents of $327.3 million as compared to $425.3 million as of January 1, 2017. Our cash balances are held in numerous locations throughout the world and as of July 2, 2017, we had approximately $197.2 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of July 2, 2017, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing"). During the six months ended July 2, 2017, we received $96.6 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2017, we drew down $30.6 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17- and 18-year terms and as of July 2, 2017, the short-term and long-term balances of the loans were $8.1 million and $310.4 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $37.4 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of July 2, 2017, outstanding amounts related to our project financing totaled $292.4 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, our net losses continued through the second quarter of 2017 and are expected to continue through 2017. We have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see Note 2). However, our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate we may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of these interim financial statements. We have a history of successfully refinancing and extending the maturity date of our debts; however, there is no assurance that the 0.75% debentures due 2018 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us. Given our current share price compared to the conversion price of $24.95 per share for the 0.75% debentures due 2018, we anticipate that bondholders will choose to select repayment in cash. Independent from the refinancing or repayment of the 0.75% debentures due 2018, we have decided to divest certain assets, such as our equity interest in 8point3 Group (see Note 9), and join the sale process initiated by First Solar, Inc. We anticipate that we could repay the 0.75% debentures due 2018 with proceeds from these divestitures. Regarding the 8point3 Group sale process, while we believe both parties are committed to proceeding, this transaction is in the early stages, and no final decision on any particular alternative has yet been reached.
While we believe it is probable that we can effectively implement plans to sell our investment in 8point3 Group, which mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018, there are a number of factors that may defer or otherwise limit our ability to sell this investment, including, among others, (i) final approval of a transaction, once a partner, structure, and price are finalized, by our Board of Directors, (ii) legal and regulatory approvals, and (iii) approval by various classes of equity owners and/or the Board of Directors of 8point3 Energy Partners (or a subcommittee thereof), as required due to the final transaction structure. We believe we have sufficiently evaluated these conditions in concluding that the sale of our equity interests in 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the outcome of the 8point3 Group divestiture, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of these interim financial statements. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and "Part II, Item 1A. Risk Factors" of this Form 10-Q, "We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations."

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Restated Credit Agreement was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Restated Credit Agreement. The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Restated Credit Agreement. As of July 2, 2017, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. As of July 2, 2017, we had $198.3 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of July 2, 2017:

		Payments Due by Fiscal Period
(In thousands)	Total	2017 (remaining six months)	2018-2019	2020-2021	Beyond 2021
Convertible debt, including interest[1]	$1,234,995	$11,375	$341,944	$438,968	$442,708
CEDA loan, including interest[2]	65,063	1,275	5,100	5,100	53,588
Other debt, including interest[3]	902,317	129,831	85,426	90,977	596,083
Future financing commitments[4]	31,256	18,190	13,066	—	—
Operating lease commitments[5]	122,915	8,057	29,501	24,427	60,930
Sale-leaseback financing[6]	221,231	8,890	29,955	28,040	154,346
Capital lease commitments[7]	4,318	556	1,633	1,288	841
Non-cancellable purchase orders[8]	206,698	206,698	—	—	—
Purchase commitments under agreements[9]	913,964	372,777	376,341	162,846	2,000
Deferred purchase consideration in connection with acquisition	61,100	—	31,100	30,000	—
Total	$3,763,857	$757,649	$914,066	$781,646	$1,310,496

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on July 2, 2017. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

[4]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $31.3 million, subject to certain conditions.

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

[9]
Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 4 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. During fiscal 2016, we did not fulfill all of the purchase commitments we were otherwise obligated to take by December 31, 2016, as specified in related contracts with a supplier. As of July 2, 2017, the Company has recorded an offsetting asset, recorded within "Prepaid expenses and other current assets," and liability, recorded within "Accrued liabilities," totaling $32.0 million. This amount represents the unfulfilled amount as of that date as the Company expects to satisfy the obligation via purchases of inventory in fiscal 2017, within the applicable contractual cure period.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 2, 2017, total liabilities associated with uncertain tax positions were $32.5 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of July 2, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 7% and 6% of our total revenue in the three and six months ended July 2, 2017, respectively, and 5% of our total revenue in both the three and six months ended July 3, 2016. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.5 million and $4.2 million in the three and six months ended July 2, 2017, respectively, and $2.0 million and $3.8 million in the three and six months ended July 3, 2016, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 2, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $1.6 million and $48.7 million, respectively. As of January 1, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $42.9 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 2, 2017 and January 1, 2017, advances to suppliers totaled $252.0 million and $284.8 million, respectively. Two suppliers accounted for 95% and 5% of total advances to suppliers as of July 2, 2017, and 90% and 10% as of January 1, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of July 2, 2017, the outstanding principal balance of our variable interest borrowings was $328.7 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Our investment portfolio primarily consists of $3.0 million in money market funds as of July 2, 2017 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 2, 2017 and January 1, 2017, investments of $(15.8) million and $(6.9) million, respectively, are accounted for using the equity method, and $33.1 million and $39.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of July 2, 2017 and January 1, 2017 included the negative balance of $78.8 million and $60.6 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $984.3 million as of July 2, 2017. The aggregate estimated fair value of our outstanding convertible debentures was $839.2 million as of January 1, 2017. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,082.7 million and $923.1 million as of July 2, 2017 and January 1, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $885.9 million and $755.3 million as of July 2, 2017 and January 1, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2017 at a reasonable assurance level.

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

We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations.

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

In addition, First Solar has notified the board of directors of 8point3 Energy Partners that it is reviewing alternatives for the sale of its interest in the 8point3 Group. While our strategic review process is ongoing, there has been significant initial interest in the acquisition of our general partnership stake or in the sale of the entire partnership. As a result, we are currently not actively seeking a replacement partner for First Solar, and are focusing on the sale of our equity interest in the 8point3 Group. We are exploring this divestiture jointly with First Solar in a number of transaction scenarios, but no final decisions or commitments have been made, and the details and timing of any such divestiture transaction are subject to change as the sale process continues.

We believe that the viability of our YieldCo strategy, unless and until the sale of our equity interest in the 8point3 Group is completed, will depend, among other things, upon our ability to continue to develop revenue-generating solar assets, to build and manage relationships with sponsors, and to productively manage our relationship with First Solar (including within the context of the sale process) and the 8point3 Group, which are subject to the project-level, joint venture relationship, business, and industry risks described herein. There can be no assurance that we will be able to successfully close a divestiture transaction. If we are unable to successfully close a divestiture transaction within a reasonable time frame, our business, financial condition, and results of operations could be materially adversely affected. In addition, if we are unable to close a divestiture transaction, there is no assurance that we will be able to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and our investment in the 8point3 Group in particular, our business, financial condition and results of operations could be materially adversely affected.

A petition filed with the International Trade Commission (“ITC”) under Section 201 of the Trade Act of 1974 seeks remedies that could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

Suniva, Inc. has filed a Section 201 petition with the ITC, which Solar World Americas Inc. has joined, regarding foreign-manufactured PV cells and modules. The petitioners seek various remedies including tariffs and restrictions on such cells and modules, which may affect certain of our products and components manufactured outside the United States. Significant uncertainty exists regarding the outcome of this action, and an adverse determination by the ITC and imposition of certain remedies could materially and adversely affect our business and results of operations. Although we are actively engaged in industry efforts to oppose the imposition of remedies that may harm the solar industry in the U.S., and are exploring potential exemptions and other mitigating actions in the event there is an adverse determination, there is no guarantee that these efforts will be successful.

In the near term, the uncertainty surrounding the potential outcome of this case may cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business. In addition, an adverse determination by the ITC and the imposition of certain remedies including tariffs could result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs or similar taxes or duties, or other remedies that may be imposed, could materially increase the price of our solar products and result in significant additional costs to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. Any of these outcomes would materially and adversely affect our business, revenues, margins, results of operations, and cash flows.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 3, 2017 through April 30, 2017	9,524	$6.44	—	—
May 1, 2017 through May 28, 2017	4,946	$7.12	—	—
May 29, 2017 through July 2, 2017	7,199	$7.90	—	—
	21,669	$7.08	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

SUNPOWER CORPORATION

Dated: August 1, 2017	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*
Amended and Restated Revolving Credit Agreement, dated June 23, 2017, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems, SunPower North America LLC, and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto.

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