Form 10-Q
period 2017-10-01
SUNPOWER CORP
filed 2017-11-02
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of the registrant’s common stock as of October 27, 2017 was 139,571,477.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	October 1, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$275,004	$425,309
Restricted cash and cash equivalents, current portion	41,738	33,657
Accounts receivable, net[1]	186,230	219,638
Costs and estimated earnings in excess of billings[1]	19,229	32,780
Inventories	408,212	401,707
Advances to suppliers, current portion	46,096	111,479
Project assets - plants and land, current portion[1]	364,165	374,459
Prepaid expenses and other current assets[1]	164,420	315,670
Total current assets	1,505,094	1,914,699

Restricted cash and cash equivalents, net of current portion	61,211	55,246
Restricted long-term marketable securities	6,131	4,971
Property, plant and equipment, net	1,052,834	1,027,066
Solar power systems leased and to be leased, net	707,534	621,267
Project assets - plants and land, net of current portion	42,311	33,571
Advances to suppliers, net of current portion	185,968	173,277
Long-term financing receivables, net	598,832	507,333
Other intangible assets, net	33,686	44,218
Other long-term assets[1]	115,040	185,519
Total assets	$4,308,641	$4,567,167

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$408,430	$540,295
Accrued liabilities[1]	251,127	391,226
Billings in excess of costs and estimated earnings	8,438	77,140
Short-term debt	57,453	71,376
Convertible debt, current portion[1]	299,495	—
Customer advances, current portion[1]	45,273	10,138
Total current liabilities	1,070,216	1,090,175

Long-term debt	601,070	451,243
Convertible debt, net of current portion[1]	815,978	1,113,478
Customer advances, net of current portion[1]	71,877	298
Other long-term liabilities[1]	795,943	721,032
Total liabilities	3,355,084	3,376,226
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests in subsidiaries	125,860	103,621
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both October 1, 2017 and January 1, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 149,653,762 shares issued, and 139,543,120 outstanding as of October 1, 2017; 148,079,718 shares issued, and 138,510,325 outstanding as of January 1, 2017	140	139
Additional paid-in capital	2,434,428	2,410,395
Accumulated deficit	(1,546,511)	(1,218,681)
Accumulated other comprehensive loss	(4,109)	(7,238)
Treasury stock, at cost; 10,110,642 shares of common stock as of October 1, 2017; 9,569,393 shares of common stock as of January 1, 2017	(181,174)	(176,783)
Total stockholders' equity	702,774	1,007,832
Noncontrolling interests in subsidiaries	124,923	79,488
Total equity	827,697	1,087,320
Total liabilities and equity	$4,308,641	$4,567,167

[1]
The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Customer advances, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Customer advances, net of current portion," and "Other long-term liabilities" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 6, Note 8, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Revenue[1]
Solar power systems, components, and other	$427,049	$673,538	$1,063,622	$1,358,249
Residential leasing	50,142	55,808	150,091	176,424
	$477,191	$729,346	$1,213,713	$1,534,673
Cost of revenue[1]
Solar power systems, components, and other	428,056	558,342	1,113,169	1,179,777
Residential leasing	33,477	41,796	100,583	132,857
	461,533	600,138	1,213,752	1,312,634
Gross margin	15,658	129,208	(39)	222,039
Operating expenses:
Research and development[1]	20,693	28,153	60,962	92,270
Sales, general and administrative[1]	68,401	80,070	204,507	262,544
Restructuring charges	3,517	31,202	18,276	31,415
Total operating expenses	92,611	139,425	283,745	386,229
Operating loss	(76,953)	(10,217)	(283,784)	(164,190)
Other income (expense), net:
Interest income	636	630	1,961	2,133
Interest expense[1]	(21,898)	(15,813)	(65,037)	(42,644)
Gain on settlement of preexisting relationships in connection with acquisition	—	203,252	—	203,252
Loss on equity method investment in connection with acquisition	—	(90,946)	—	(90,946)
Goodwill impairment	—	(147,365)	—	(147,365)
Other, net	(1,406)	(5,169)	(19,340)	(17,223)
Other expense, net	(22,668)	(55,411)	(82,416)	(92,793)
Loss before income taxes and equity in earnings of unconsolidated investees	(99,621)	(65,628)	(366,200)	(256,983)
Benefit from (provision for) income taxes	5,457	(7,049)	1,073	(16,878)
Equity in earnings of unconsolidated investees	15,308	16,770	21,809	24,356
Net loss	(78,856)	(55,907)	(343,318)	(249,505)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	24,609	15,362	60,832	53,559
Net loss attributable to stockholders	$(54,247)	$(40,545)	$(282,486)	$(195,946)

Net loss per share attributable to stockholders:
Basic	$(0.39)	$(0.29)	$(2.03)	$(1.42)
Diluted	$(0.39)	$(0.29)	$(2.03)	$(1.42)
Weighted-average shares:
Basic	139,517	138,209	139,289	137,832
Diluted	139,517	138,209	139,289	137,832

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

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net loss	$(78,856)	$(55,907)	$(343,318)	$(249,505)
Components of comprehensive loss:
Translation adjustment	2,627	(272)	4,051	1,285
Net change in derivatives (Note 11)	(209)	56	(1,487)	(6,825)
Income taxes	108	(30)	565	716
Net change in accumulated other comprehensive loss	2,526	(246)	3,129	(4,824)
Total comprehensive loss	(76,330)	(56,153)	(340,189)	(254,329)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	24,609	15,362	60,832	53,559
Comprehensive loss attributable to stockholders	$(51,721)	$(40,791)	$(279,357)	$(200,770)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)
(unaudited)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(1,218,681)	$1,007,832	$79,488	$1,087,320
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	—	—	—	—	(45,344)	(45,344)	—	(45,344)
Net loss	(24,709)	—	—	—	—	—	(282,486)	(282,486)	(36,123)	(318,609)
Other comprehensive loss	—	—	—	—	—	3,129	—	3,129	—	3,129
Issuance of restricted stock to employees, net of cancellations	—	1,574	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	24,033	—	—	—	24,033	—	24,033
Contributions from noncontrolling interests	52,325	—	—	—	—	—	—	—	89,510	89,510
Distributions to noncontrolling interests	(5,377)	—	—	—	—	—	—	—	(7,952)	(7,952)
Purchases of treasury stock	—	(542)		—	(4,391)	—	—	(4,391)	—	(4,391)
Balances at October 1, 2017	$125,860	139,540	$140	$2,434,428	$(181,174)	$(4,109)	$(1,546,511)	$702,774	$124,923	$827,697

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net loss	$(343,318)	$(249,505)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	133,541	122,842
Stock-based compensation	25,380	48,902
Non-cash interest expense	12,553	963
Non-cash restructuring charges	—	17,926
Gain on settlement of preexisting relationships in connection with acquisition	—	(203,252)
Impairment of equity method investment	8,607	90,946
Goodwill impairment	—	147,365
Dividend from 8point3 Energy Partners LP	22,232	—
Equity in earnings of unconsolidated investees	(21,809)	(24,356)
Excess tax benefit from stock-based compensation	—	(1,222)
Deferred income taxes	1,575	2,791
Other, net	5,180	3,805
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	34,776	(36,563)
Costs and estimated earnings in excess of billings	13,551	13,579
Inventories	(67,012)	(101,146)
Project assets	(62,024)	(434,645)
Prepaid expenses and other assets	150,628	69,293
Long-term financing receivables, net	(91,499)	(136,543)
Advances to suppliers	52,692	45,003
Accounts payable and other accrued liabilities	(228,368)	(144,202)
Billings in excess of costs and estimated earnings	(68,702)	(15,879)
Customer advances	106,713	(14,440)
Net cash used in operating activities	(315,304)	(798,338)
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,614)	(149,475)
Cash paid for solar power systems, leased and to be leased	(64,532)	(64,417)
Cash paid for solar power systems	(38,242)	(2,282)
Proceeds from sales or maturities of marketable securities	—	6,210
Payments to 8point3 Energy Partners LP	—	(9,838)
Purchases of marketable securities	(1,306)	—
Cash paid for acquisitions, net of cash acquired	—	(24,003)
Dividend from equity method investees	2,891	—
Cash paid for investments in unconsolidated investees	(15,947)	(11,046)
Net cash used in investing activities	(174,750)	(254,851)
Cash flows from financing activities:
Proceeds from bank loans and other debt	283,149	—
Repayment of bank loans and other debt	(303,562)	(15,572)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	83,177	142,862
Repayment of non-recourse residential financing	(4,755)	(36,707)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	141,037	91,723
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(13,028)	(13,419)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	318,675	602,286
Repayment of non-recourse power plant and commercial financing	(148,606)	(257,538)
Contributions from noncontrolling interests attributable to power plant and commercial projects	800	—
Excess tax benefit from stock-based compensation	—	1,222
Purchases of stock for tax withholding obligations on vested restricted stock	(4,390)	(20,953)
Net cash provided by financing activities	352,497	493,904
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1,298	1,480
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(136,259)	(557,805)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	514,212	1,020,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$377,953	$462,959

Non-cash transactions:
Assignment of residential lease receivables to third parties	$90	$3,722
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$42,392	$43,983
Costs of solar power systems, leased and to be leased, funded by liabilities	$5,298	$6,226
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$65,885	$7,375
Acquisitions of property, plant and equipment included in accounts payable and accrued liabilities	$32,367	$85,994
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$4,918	$43,588
Exchange of receivables for an investment in an unconsolidated investee	$—	$2,890
Contractual obligations satisfied with inventory	$19,855	$—
Acquisition funded by liabilities	$—	$100,550

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

Notes to the Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids-all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority-owned subsidiary of Total Solar International SAS France ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

The Company's Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation.

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

Liquidity
The Company continues to face challenging industry conditions and a competitive environment. While the Company continues to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, the Company's net losses continued through the third quarter of 2017 and are expected to continue through 2018. The Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (see Note 2). However, the Company’s $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate the Company may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy its estimated liquidity needs within the 12 months from the date of issuance of these interim financial statements. The Company has a history of successfully refinancing and extending the maturity date of its debts; however, there is no assurance that the 0.75% debentures due 2018 will be refinanced or their maturity extended to sufficiently meet the Company’s obligations as they become due or on terms acceptable to the Company. Given its current share price compared to the conversion price of $24.95 per share for the 0.75% debentures due 2018, the Company anticipates that bondholders will choose to select repayment in cash. In addition, the Company has decided to divest certain assets, such as its equity interest in 8point3 Group, and join the sale process initiated by First Solar, Inc. The Company anticipates that it could repay the 0.75% debentures due 2018 with proceeds from these divestitures. Regarding the 8point3 Group sale process, while the Company believes both parties are committed to proceeding, no final decision on any particular alternative has yet been reached.
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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The third quarter of fiscal 2017 ended on October 1, 2017, while the third quarter of fiscal 2016 ended on October 2, 2016. The third quarters of fiscal 2017 and 2016 were both 13-week quarters.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued an update to the standards to require companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for the Company no later than the first quarter of fiscal 2018. The Company elected early adoption of the updated accounting standard in the first quarter of fiscal 2017. The Company had restricted cash and cash equivalents held by various banks to secure its letter of credit facilities and deposits designated for the construction of various residential, commercial and power plant solar energy projects. The adoption of this accounting standard did not result in a significant impact to the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued an update to the standards to amend how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a Variable Interest Entities. The Company adopted the updated accounting standard in the first quarter of fiscal 2017. Adoption of the new accounting standard did not have a material impact to the Company's consolidated financial statements.

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

In March 2016, the FASB issued an update to the standards to eliminate the retroactive adoption of the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The new guidance was effective for the Company for the first quarter of fiscal 2017 and required a prospective approach to adoption. The Company adopted the guidance in the first quarter of 2017, which impacted its investment in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., given it qualified for equity method treatment during the quarter (see Note 9).

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued an update to the standards which targeted improvements to accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The new guidance is effective for the Company no later than the first quarter of 2019 and requires a modified retrospective approach to adoption. Early adoption is permitted in any interim period. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In February 2017, the FASB issued new guidance to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also to define what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. The new guidance is effective for the Company no later than the first quarter of 2018. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued a new revenue recognition standard ("ASC 606") based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The FASB has issued several updates to ASC 606 which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; (iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition; and (iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company will adopt ASC 606 on January 1, 2018 retrospectively, applying the new standard to each prior reporting period presented. The Company's ability to adopt retrospectively is dependent upon the completion of the analysis of information necessary to restate prior period financial statements and disclosures. The Company is in the process of reviewing historical contracts to quantify the impact of adoption on its consolidated financial statements. The Company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASC 606.

The Company expects the adoption of ASC 606 to primarily affect its Power Plants and Commercial Segments. Sales of solar power systems that include the sale or lease of related real estate, which occur under both segments, are currently accounted for under the guidance for real estate sales ("ASC 360-20"). ASC 360-20 requires the Company to evaluate whether such arrangements have any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring the Company to reduce the potential profit on a project sale by its maximum exposure to loss.  The Company anticipates that ASC 606, which supersedes the real estate sales guidance under ASC 360-20, will result in the earlier recognition of revenue and profit. In addition, the Company’s investment in the 8point3 Group as of October 1, 2017, has a negative carrying value of $72.4 million primarily as a result of profit deferred under ASC 360-20. Under ASC 606, the Company expects that a material amount of this deferred profit will have been recognized prior to January 1, 2018, and as a result the Company’s carrying value in the 8point3 Group will materially increase upon adoption. The Company expects that revenue recognition for its other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, will remain materially consistent.

The Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates that this standard will have a material impact on its consolidated financial statements and disclosures. However, the

Company does not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the financial statements at this time.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of October 1, 2017, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

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

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components: when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to Total, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the risks and rewards of ownership have passed. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of October 1, 2017, the Company had $12.5 million of "Customer advances, current portion" and $71.7 million of "Customer advances, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 8).

Amended and Restated Credit Support Agreement

In June 2016, the Company and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement"), which amended and restated the Credit Support Agreement dated April 28, 2011, by and between the Company and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. At any time until December 31, 2018, Total S.A. will, at the Company's request, guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Such letters of credit must be issued no later than December 31, 2018 and expire no later than March 31, 2020. Total is required to issue and enter into a Guaranty requested by the Company, subject to certain terms and conditions. In addition, Total will not be required to enter into the Guaranty if, after giving effect to the Company’s request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by the Company, would exceed $500 million in the aggregate. Such maximum amounts of credit support available to the Company can be reduced upon the occurrence of specified events.

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into a letter agreement (the "Letter Agreement") in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations (the "Guaranties") of up to $100.0 million (the "Support Amount") under the Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as "Administrative Agent," and the other lenders party thereto; See Note 10 for additional information on the Amended and Restated Revolving Credit Agreement with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

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

The Affiliation Agreement also imposes certain restrictions with respect to the ability of the Company and its board of directors to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

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

Upfront Warrant

In February 2012, the Company issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and a Compensation and Funding Agreement, dated February 28, 2012, as amended, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of the Company's convertible debt remains outstanding, such exercise will not cause any "person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of October 1, 2017, the Company had $1.3 million of "Costs and estimated earnings in excess of billings" and $4.9 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the first quarter of fiscal 2017, in connection with a co-development project between the Company and Total, Total paid $0.5 million to the Company in exchange for the Company's ownership interest in the co-development project.

Related-Party Transactions with Total and its Affiliates:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue:
EPC, O&M, and components revenue	$12,500	$1,632	$19,683	$63,161
Cost of revenue:
EPC, O&M, and components cost of revenue	$9,793	$2,276	$14,198	$58,300
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(15)	$(111)	$(119)	$(532)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,481	$1,821	$4,860	$5,088
Interest expense incurred on the 0.75% debentures due 2018	$375	$375	$1,125	$1,125
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,641	$1,641
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	$3,000	$3,000

Note 3. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of October 1, 2017
Patents and purchased technology	$51,140	$(23,718)	$27,422
Project pipeline assets	9,446	(3,182)	6,264
Purchased in-process research and development	1,200	(1,200)	—
Other	1,000	(1,000)	—
	$62,786	$(29,100)	$33,686

As of January 1, 2017
Patents and purchased technology	$51,140	$(16,014)	$35,126
Project pipeline assets	9,446	(1,804)	7,642
Purchased in-process research and development	1,200	—	1,200
Other	1,000	(750)	250
	$62,786	$(18,568)	$44,218

During the three and nine months ended October 1, 2017, aggregate amortization expense for intangible assets totaled $3.0 million and $10.5 million, respectively. During the three and nine months ended October 2, 2016, aggregate amortization expense for intangible assets totaled $3.0 million and $14.5 million, respectively.

As of October 1, 2017, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2017 (remaining three months)	$2,964
2018	14,407
2019	9,963
2020	6,317
2021	23
Thereafter	12
$33,686

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	October 1, 2017	January 1, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2,3]	$225,714	$242,451
Less: allowance for doubtful accounts	(37,246)	(20,380)
Less: allowance for sales returns	(2,238)	(2,433)
	$186,230	$219,638

[1]	Includes short-term financing receivables associated with solar power systems leased of $23.1 million and $19.3 million as of October 1, 2017 and January 1, 2017, respectively (see Note 5).

[2]
Includes short-term retainage of $10.4 million and $8.8 million as of October 1, 2017 and January 1, 2017, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

[3]
As of October 1, 2017 and January 1, 2017, the Company pledged accounts receivable of $1.8 million and $0.3 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	October 1, 2017	January 1, 2017
Inventories:
Raw materials	$104,116	$136,906
Work-in-process	143,303	184,967
Finished goods	160,793	79,834
	$408,212	$401,707

	As of
(In thousands)	October 1, 2017	January 1, 2017
Prepaid expenses and other current assets:
Deferred project costs[1]	$17,930	$68,338
VAT receivables, current portion	22,279	14,260
Deferred costs for solar power systems to be leased	21,535	28,705
Derivative financial instruments	1,525	4,802
Prepaid inventory	—	83,943
Other receivables	79,624	85,834
Prepaid taxes	117	5,468
Other prepaid expenses	20,920	24,260
Other current assets	490	60
	$164,420	$315,670

[1]
As of October 1, 2017 and January 1, 2017, the Company had pledged deferred project costs of $6.4 million and $2.3 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	October 1, 2017	January 1, 2017
Project assets - plants and land:
Project assets — plants	$394,285	$389,103
Project assets — land	12,191	18,927
	$406,476	$408,030
Project assets - plants and land, current portion	$364,165	$374,459
Project assets - plants and land, net of current portion	$42,311	$33,571

	As of
(In thousands)	October 1, 2017	January 1, 2017
Property, plant and equipment, net:
Manufacturing equipment[1]	$417,974	$403,808
Land and buildings	196,883	130,080
Leasehold improvements	300,402	280,620
Solar power systems[2]	313,747	207,277
Computer equipment	113,896	185,518
Furniture and fixtures	12,958	12,591
Construction-in-process	15,917	39,849
	1,371,777	1,259,743
Less: accumulated depreciation	(318,943)	(232,677)
	$1,052,834	$1,027,066

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") was collateralized by certain manufacturing equipment with a net book value of $14.3 million as of January 1, 2017. During the first quarter of 2017, the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC has been repaid.

[2]
Includes $281.2 million and $177.1 million of solar power systems associated with sale-leaseback transactions under the financing method as of October 1, 2017 and January 1, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 5).

	As of
(In thousands)	October 1, 2017	January 1, 2017
Property, plant and equipment, net by geography[1]:
Philippines	$338,319	$373,286
United States	360,766	276,053
Malaysia	249,871	275,980
Mexico	84,227	81,419
Europe	19,501	20,154
Other	150	174
	$1,052,834	$1,027,066

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	October 1, 2017	January 1, 2017
Other long-term assets:
Equity method investments[1]	$(5,523)	$(6,931)
Derivative financial instruments	9,149	11,429
Cost method investments	33,156	39,423
Other[2]	78,258	141,598
	$115,040	$185,519

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $72.4 million and $60.6 million as of October 1, 2017 and January 1, 2017, respectively (see Note 9).

[2]
As of October 1, 2017 and January 1, 2017, the Company had pledged deferred project costs of $5.8 million and $0.4 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	October 1, 2017	January 1, 2017
Accrued liabilities:
Employee compensation and employee benefits	$41,922	$43,370
Deferred revenue	28,683	27,649
Interest payable	11,211	15,329
Short-term warranty reserves	21,829	4,894
Restructuring reserve	3,719	18,001
VAT payables	7,184	4,743
Derivative financial instruments	745	2,023
Inventory payable	—	83,943
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	—	3,665
Contributions from noncontrolling interests attributable to projects prior to COD	2,304	93,875
Taxes payable	18,601	25,602
Liability due to AU Optronics	29,967	31,714
Other	84,962	36,418
	$251,127	$391,226

	As of
(In thousands)	October 1, 2017	January 1, 2017
Other long-term liabilities:
Deferred revenue	$185,298	$188,932
Long-term warranty reserves	155,157	156,315
Long-term sale-leaseback financing	314,688	204,879
Long-term residential lease financing with 8point3 Energy Partners	29,281	29,370
Unrecognized tax benefits	24,335	47,203
Long-term pension liability	4,117	3,381
Derivative financial instruments	979	448
Long-term liability due to AU Optronics	61,165	71,639
Other	20,923	18,865
	$795,943	$721,032

	As of
(In thousands)	October 1, 2017	January 1, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(8,218)	$(12,249)
Net unrealized gain (loss) on derivatives	(265)	1,203
Net gain on long-term pension liability adjustment	4,228	4,228
Deferred taxes	146	(420)
	$(4,109)	$(7,238)

Note 5. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower® systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of October 1, 2017 and January 1, 2017:

	As of
(In thousands)	October 1, 2017	January 1, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$776,826	$666,700
Solar power systems to be leased	23,804	25,367
	800,630	692,067
Less: accumulated depreciation	(93,096)	(70,800)
	$707,534	$621,267

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of October 1, 2017 and January 1, 2017, the Company had pledged solar assets with an aggregate book value of $108.8 million and $13.1 million, respectively, to third-party investors as security for the Company's contractual obligations.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of October 1, 2017:

(In thousands)	Fiscal 2017 (remaining three months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$7,887	30,745	30,809	30,873	30,939	433,084	$564,337

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of October 1, 2017 and January 1, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	October 1, 2017	January 1, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$656,314	$560,582
Unguaranteed residual value	82,018	70,636
Unearned income	(116,363)	(104,624)
Net financing receivables	$621,969	$526,594
Current	$23,137	$19,261
Long-term	$598,832	$507,333

[1]
As of October 1, 2017 and January 1, 2017, the Company had pledged financing receivables of $109.1 million and $18.6 million, respectively, to third-party investors as security for the Company's contractual obligations.

[2]	Net of allowance for doubtful accounts amounting to $5.7 million and $4.5 million, as of October 1, 2017 and January 1, 2017, respectively.

As of October 1, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2017 (remaining three months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$9,443	33,755	34,038	34,330	34,628	510,120	$656,314

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of October 1, 2017, future minimum lease obligations associated with these systems were $73.7 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of October 1, 2017, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $266.1 million, which will be recognized over the lease terms of up to 25 years. During the three and nine months ended October 1, 2017, the Company had net financing proceeds of $53.7 million and $95.7 million, respectively, in connection with these sale-leaseback arrangements. During both the three and nine months ended October 2, 2016, the Company had net financing proceeds of $12.4 million, in connection with these sale-leaseback arrangements. As of October 1, 2017 and January 1, 2017, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $314.7 million and $204.9 million, respectively (see Note 4).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of October 1, 2017 or January 1, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of October 1, 2017 and January 1, 2017:

	October 1, 2017			January 1, 2017
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Restricted cash and cash equivalents[1]:
Money market funds	$—	$—	$—	$3,002	$3,002	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	1,525	—	1,525	4,802	—	4,802
Other long-term assets:
Derivative financial instruments (Note 11)	9,149	—	9,149	11,429	—	11,429
Total assets	$10,674	$—	$10,674	$19,233	$3,002	$16,231
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	$745	$—	$745	$2,023	$—	$2,023
Other long-term liabilities:
Derivative financial instruments (Note 11)	979	—	979	448	—	448
Total liabilities	$1,724	$—	$1,724	$2,471	$—	$2,471

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of October 1, 2017 and October 2, 2016, there were no such items recorded at fair value.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of October 1, 2017 and January 1, 2017 these bonds had a carrying value of $6.1 million and $5.0 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of October 1, 2017 and January 1, 2017, the Company had $(5.5) million and $(6.9) million, respectively, in investments accounted for under the equity method (see Note 9). As of October 1, 2017 and January 1, 2017, the Company had $33.2 million and $39.4 million respectively, in investments accounted for under the cost method.

Note 7. RESTRUCTURING

December 2016 Restructuring Plan

On December 2, 2016, the Company adopted a restructuring plan to reduce costs and focus on improving cash flow. As part of the plan, the Board of Directors approved the closure of the Company’s Philippine-based Fab 2 manufacturing facility. In connection with the plan, which is expected to be completed by the first half of fiscal 2018, the Company expects approximately 2,500 employees to be affected, primarily in the Philippines. The Company expects to incur restructuring charges in connection with the plan totaling approximately $225 million to $275 million, consisting primarily of asset impairments, severance benefits, lease and related termination costs, and other associated costs. The Company expects approximately 30% of such total restructuring charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

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

Legacy Restructuring Plans

During prior fiscal years, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market, which included the consolidation of the Company's Philippine manufacturing operations, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of October 1, 2017, and the remaining costs to be incurred are not expected to be material.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	Cumulative To Date
December 2016 Plan:
Non-cash impairment charges (benefits)	$—	$17,926	$148,791
Severance and benefits	4,410	12,624	20,311
Lease and related termination costs	707	557	707
Other costs[1]	13,186	85	21,005
	$18,303	$31,192	$190,814
August 2016 Plan:
Non-cash impairment charges	$—	$—	$17,926
Severance and benefits	(898)	—	14,693
Lease and related termination costs	2	—	559
Other costs[1]	879	$—	1,243
	$(17)	$—	$34,421
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$61,320
Severance and benefits	14	350	61,963
Lease and related termination costs	—	(214)	6,813
Other costs[1]	(24)	87	13,575
	(10)	223	143,671
Total restructuring charges	$18,276	$31,415	$368,906
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the nine months ended October 1, 2017:

	Nine Months Ended
(In thousands)	January 1, 2017	Charges (Benefits)	Payments	October 1, 2017
December 2016 Plan:
Severance and benefits	8,111	4,410	(10,555)	1,966
Lease and related termination costs	—	707	(557)	150
Other costs[1]	5,932	13,186	(18,864)	254
	$14,043	$18,303	$(29,976)	$2,370
August 2016 Plan:
Severance and benefits	3,448	(898)	(1,432)	1,118
Lease and related termination costs	—	2	(2)	—
Other costs[1]	86	879	(929)	36
	$3,534	$(17)	$(2,363)	1,154
Legacy Restructuring Plans:
Severance and benefits	$299	$14	$(118)	$195
Lease and related termination costs	52	—	(52)	—
Other costs[1]	73	(24)	(49)	—
	424	(10)	(219)	195
Total restructuring liability	$18,001	$18,276	$(32,558)	$3,719

[1]	Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the nine months ended October 2, 2016:

	Nine Months Ended
(In thousands)	January 3, 2016	Charges (Benefits)	Payments	October 2, 2016
August 2016 Plan:
Non-cash impairment charges	—	$17,926	$—	$—
Severance and benefits	—	12,624	(7,580)	5,044
Lease and related termination costs	—	557	(3)	554
Other costs[1]	—	85	(85)	—
	—	31,192	(7,668)	5,598
Legacy Restructuring Plans:
Severance and benefits	$395	$350	$(426)	$319
Lease and related termination costs	743	(214)	(361)	168
Other costs[1]	685	87	(658)	114
	1,823	223	(1,445)	601
Total restructuring liability	$1,823	$31,415	$(9,113)	$6,199

[1]	Other costs primarily represent associated legal services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of October 1, 2017, future minimum lease payments for facilities under operating leases were $45.6 million, to be paid over the remaining contractual terms of up to 9 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of October 1, 2017, future minimum lease payments for assets under capital leases were $4.2 million, to be paid over the remaining contractual terms of up to 7 years.

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs before firm orders are placed. Consequently, purchase commitments arising from these agreements are excluded from the Company's disclosed future obligations under non-cancellable and unconditional commitments.

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, among others, which specify future quantities and pricing of products to be supplied by the vendors for periods of up to 4 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 1, 2017 are as follows:

(In thousands)	Fiscal 2017 (remaining three months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total[1]
Future purchase obligations	$341,393	109,596	224,611	336,489	1,000	2,000	$1,015,089

[1]	Total future purchase obligations were composed of $199.1 million related to non-cancellable purchase orders and $816.0 million related to long-term supply agreements.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-

lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories, which in the case of polysilicon are at purchase prices significantly above current market prices for similar materials, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on the Company's long-term operating plans. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company's purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of October 1, 2017 and January 1, 2017, advances to suppliers totaled $232.1 million and $284.8 million, respectively, of which $46.1 million and $111.5 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 96% and 3% of total advances to suppliers, respectively, as of October 1, 2017, and 90% and 10%, respectively, as of January 1, 2017.

Advances from Customers

The estimated utilization of advances from customers as of October 1, 2017 is as follows:

(In thousands)	Fiscal 2017 (remaining three months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Estimated utilization of advances from customers	$6,872	41,778	37,288	31,211	—	—	$117,149

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see Note 2); in March 2017, the Company received a prepayment totaling $88.5 million. As of October 1, 2017, the Company had received $84.2 million in advance payments from Total, of which $12.5 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and nine months ended October 1, 2017 and October 2, 2016, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Balance at the beginning of the period	$172,466	$164,784	$161,209	$164,127
Accruals for warranties issued during the period	7,373	(1,776)	22,809	7,338
Settlements and adjustments during the period	(2,853)	(2,954)	(7,032)	(11,411)
Balance at the end of the period	$176,986	$160,054	$176,986	$160,054

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 9). As of October 1, 2017, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year
2017 (remaining three months)	$10,818
2018	13,337
$24,155

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $24.3 million and $47.2 million as of October 1, 2017 and January 1, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("Treasury Department") grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and Treasury Department Cash Grant programs. The Company applies for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury Department, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. Since the Company cannot determine future revisions to Treasury Department guidelines governing system values, how the IRS will evaluate system values used in claiming ITCs, or Cash Grants, or how its customers and investors have utilized or will utilize these benefits in their own filings, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of October 1, 2017 and January 1, 2017, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $4.1 million and $3.4 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive gain related to the Company’s benefit plans was zero for the three and nine months ended October 1, 2017.

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

On June 27, 2017 (the "Effective Date"), SunPower Systems entered into a final settlement agreement (the "Settlement Agreement") with NRG to settle all claims, counterclaims, disputes and damages that have been asserted in connection with the events underlying the California litigation. Pursuant to the terms of the Settlement Agreement, SunPower Systems was required to pay NRG $10.0 million in cash (the "Initial Payment") within ten days of the Effective Date and will be required to pay $15.0 million in cash on or before December 15, 2018. In addition, NRG is entitled to receive, at NRG's direction and at no cost to NRG, modules over the period between the Effective Date and December 31, 2019. On June 29, 2017, the Company made the Initial Payment. On July 6, 2017, the court dismissed the case with prejudice.

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the

Company’s business, operations, and prospects. On December 9, 2016, the court consolidated the cases and appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017, and the Company expects to file motion to dismiss the amended complaint.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period from February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that the defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the court and assigned to one judge. The derivative cases are stayed pending the outcome of an anticipated motion to dismiss the class action complaint.

Shareholder derivative actions purporting to be brought on the Company’s behalf were brought in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors based on the same events alleged in the securities class action and federal derivative lawsuits described above, and alleging breaches of fiduciary duties. The state court cases are stayed pending the outcome of an anticipated motion to dismiss the class action complaint.

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

Note 9. EQUITY METHOD INVESTMENTS

As of October 1, 2017 and January 1, 2017, the carrying value of the Company's equity method investments totaled $(5.5) million and $(6.9) million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $72.4 million and $60.6 million as of October 1, 2017 and January 1, 2017, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company and AU Optronics Singapore Pte. Ltd. (“AUO”) formed a joint venture, AUOSP (formerly known as AUO SunPower Sdn. Bhd.). On September 29, 2016, the Company completed its acquisition of AUOSP pursuant to a stock purchase agreement, under which the Company acquired 100% of the voting equity interest in AUOSP (see Note 3 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017). Prior to the acquisition, the Company and AUO each owned 50% of the equity in the former AUOSP, which is now a wholly-owned subsidiary of the Company. AUOSP owns a solar cell manufacturing facility in Malaysia and manufactures solar cells and, prior to the acquisition, sold them on a "cost-plus" basis to the Company and AUO. Prior to the acquisition, the Company accounted for its investment in AUOSP using the equity method as a result of the shared power arrangement. As a result of the acquisition, AUOSP became a consolidated subsidiary of the Company and the results of operations of AUOSP have been included in the Consolidated Statement of Operations of the Company since September 29, 2016.

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd., Inner Mongolia Power Group Co. Ltd. and Hohhot Jinqiao City Development Company Co., Ltd. to form CCPV, a jointly owned entity to manufacture and deploy the Company's low-concentration PV (LCPV) concentrator technology in Inner Mongolia and other regions in China. CCPV is based in Hohhot, Inner Mongolia. The establishment of the entity was subject to approval of the Chinese government, which was received in the fourth quarter of fiscal 2013. In December 2013, the Company made a $16.4 million equity investment in CCPV, for a 25% equity ownership.

The Company has concluded that it is not the primary beneficiary of CCPV because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of CCPV that most significantly impact its economic performance. The Company accounts for its investment in CCPV using the equity method because the Company is able to exercise significant influence over CCPV due to its board position.

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership.

The Company has concluded that it is not the primary beneficiary of Diamond Energy because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of Diamond that most significantly impact its economic performance. The Company accounts for its investment in Diamond using the equity method because the Company is able to exercise significant influence over Diamond due to its board position.

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

The Company has concluded that it is not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries because, although the Sponsors are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination, the Company considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contribute to the activities that most significantly impact the 8point3 Group's economic performance. The Company accounts for its investment in the 8point3 Group using the equity method because the Company determined that, notwithstanding the division of management and ownership interests between the Sponsors, the Company exercises significant influence over the operations of the 8point3 Group.

Future quarterly distributions from OpCo were subject to certain forbearance periods and are subject to certain subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016. During the three and nine months ended October 1, 2017, the Company received $7.6 million and $22.2 million, respectively, in dividend distributions from the 8point3 Group.

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

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “8point3 Credit Facility”). Proceeds from the term loan were used to make initial distributions to the Sponsors. The 8point3 Credit Facility is secured by a pledge of the Sponsors’ equity interests in OpCo. On September 30, 2016, OpCo entered into an amendment and joinder agreement under the 8point3 Credit Facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the 8point3 Credit Facility to $775.0 million.

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 4). As of October 1, 2017 and January 1, 2017, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group had an aggregate carrying value of $72.1 million and $74.4 million, respectively, on the Company's Consolidated Balance Sheets.

During fiscal 2016, the Company sold several ROFO Projects to 8point3, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and several commercial projects. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $50.8 million reduction in the carrying value of the Company’s investments in the 8point3 Group as of October 1, 2017. Some of the commercial projects have not yet reached their commercial operation date and therefore, the Company continues to record these projects on its Consolidated Balance Sheet as of October 1, 2017. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta Project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of October 1, 2017 and January 1, 2017, the Company's investment in the 8point3 Group had a negative carrying value of $72.4 million and $60.6 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate. The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a one-for-one basis to the publicly traded Class A shares of 8point3. Based on the closing stock price of Class A shares as of September 29, 2017, the final trading day prior to the end of the Company’s fiscal quarter, the Company’s investment in OpCo has an estimated market value of $426.3 million.

On April 5, 2017, the Company announced that it is evaluating strategic options for 8point3, following the announcement by First Solar that it had notified the board of directors of the partnership that it is reviewing alternatives for the sale of its interest in 8point3. Since the announcement on April 5, 2017, the Company received significant initial interest in the acquisition of its interest in the 8point3 Group or in the sale of the entire partnership, and thus has made the strategic decision not to actively seek a replacement partner for First Solar and to focus its efforts on divesting its equity interest in 8point3 Group, and join the sale process initiated by First Solar. While the Company believes both parties are committed to proceeding, no final decision on any particular alternative has yet been reached.

Equity Investments in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd.

In March 2016, the Company entered into an agreement with Dongfang Electric Corporation and Tianjin Zhonghuan Semiconductor Co., Ltd. to form Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., a jointly owned cell manufacturing facility to manufacture the Company's P-Series modules in China. The joint venture is based in Yixing City in Jiangsu Province, China. In March 2016, the Company made an initial $9.2 million investment for a 15% equity ownership interest in the joint venture, which was accounted for under the cost method. In February 2017, the Company invested an additional $9.0 million which included an investment of $7.7 million and reinvested dividends of $1.3 million, bringing the Company's equity ownership to 20% of the joint venture. The Company has concluded that it is not the primary beneficiary of the joint venture because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company accounts for its investment in the joint venture using the equity method because the Company is able to exercise significant influence over the joint venture due to its board position.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on the magnitude of the Company’s investment and whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms. First, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. As of October 1, 2017, the Company’s investments in such projects have a carrying value of $43.9 million, of which $39.5 million is accounted for under the equity method and the remainder under the cost method. The majority of this balance relates to the Boulder Solar Project. As of January 1, 2017, the Company’s investments in such projects had a carrying value of $45.5 million, of which $41.2 million was accounted for under the equity method and the remainder under the cost method.

Related-Party Transactions with Investees:

	As of
(In thousands)	October 1, 2017	January 1, 2017
Accounts receivable	$1,829	$3,397
Other long-term assets	$—	$723
Accrued liabilities	$—	$3,665
Customer advances	$175	$57
Other long-term liabilities	$29,281	$29,370

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Payments made to investees for products/services	$—	$98,322	$—	$337,831
Revenues and fees received from investees for products/services[1]	$4,595	$139,485	$29,803	$271,534

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 transactions.

Cost Method Investment in Tendril Networks, Inc. ("Tendril")

In November 2014, the Company invested in Tendril by purchasing $20.0 million of its preferred stock. In the first half of fiscal 2017, the Company invested an additional $3.0 million in Tendril by purchasing $1.5 million of preferred stock in February 2017 and then again in April 2017. The Company's total investment in Tendril constitutes a minority stake and is accounted for under the cost method because the preferred stock is deemed not to be in-substance common stock. In connection with the initial investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a master services agreement and related statements of work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	October 1, 2017				January 1, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$418,405	$418,405	$425,000	$—	$417,473	$417,473
0.875% debentures due 2021	400,000	—	397,574	397,574	400,000	—	397,079	397,079
0.75% debentures due 2018	300,000	299,495	—	299,495	300,000	—	298,926	298,926
IFC mortgage loan	—	—	—	—	17,500	17,121	—	17,121
CEDA loan	30,000	—	28,451	28,451	30,000	—	28,191	28,191
Non-recourse financing and other debt[1]	637,841	56,313	569,580	625,893	477,594	52,892	419,905	472,797
	$1,792,841	$355,808	$1,414,010	$1,769,818	$1,650,094	$70,013	$1,561,574	$1,631,587

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 8.

As of October 1, 2017, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2017 (remaining three months)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Aggregate future maturities of outstanding debt	$43,959	316,891	23,211	22,259	423,688	962,833	$1,792,841

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	October 1, 2017			January 1, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$418,405	$425,000	$354,476	$417,473	$425,000	$301,555
0.875% debentures due 2021	397,574	400,000	322,008	397,079	400,000	266,996
0.75% debentures due 2018	299,495	300,000	290,751	298,926	300,000	270,627
	$1,115,474	$1,125,000	$967,235	$1,113,478	$1,125,000	$839,178

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and was required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company was required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company was able to prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company had pledged certain assets as collateral supporting its repayment obligations (see Note 4). As of October 1, 2017 and January 1, 2017, the Company had restricted cash and cash equivalents of zero and $9.2 million, respectively, related to the IFC debt service reserve, which was the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC.

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

Revolving Credit Facility with Credit Agricole

In July 2013, the Company entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250.0 million. On August 26, 2014, the Company entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

On June 23, 2017, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Amended and Restated Credit Agreement was entered into in connection with the Letter Agreement between the Company and Total S.A. dated May 8, 2017 (the "Letter Agreement"), which was entered into to facilitate the issuance by Total S.A. of one or more guaranties of the Company’s payment obligations (the “Guaranties”) of up to $100.0 million under the Restated Credit Agreement. The maturity date of the Letter Agreement is August 26, 2019.

The maturity date of the facility under the Amended and Restated Credit Agreement is August 26, 2019 (the “Maturity Date”), and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Amended and Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement.

The Amended and Restated Credit Agreement (a) removes the ability of the Company to request the issuance of performance and financial letters of credit, (b) removes certain covenants, including covenants related to a maximum leverage ratio and a minimum consolidated liquidity, (c) removes the negative pledge on certain assets of the Company, (d) removes certain domestic subsidiaries of the Company as guarantors, and (e) effects other revisions to the terms thereof. All collateral previously pledged to secure the Company’s obligations to the lenders has been released.

The Company is required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Amended and Restated Credit Agreement includes representations, covenants, and events of default customary for financing transactions of this type.

As of October 1, 2017, the Company had no outstanding borrowings under the revolving credit facility. As of January 1, 2017, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that were fully cash collateralized at the time.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of October 1, 2017 and January 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A. The availability of such letters of credit is subject to review and approval by Banco Santander, S.A. at the time of each request made by the Company.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of October 1, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $37.4 million and $45.8 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of October 1, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $185.9 million and $244.8 million, respectively.

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

As of October 1, 2017 and January 1, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.4 million and $3.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs")

On May 4, 2016, the Company entered into a revolving credit facility (as amended to date, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company may borrow up to $200 million.  The Construction Revolver also includes a $100 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that the Company may borrow to up to $50 million. Amounts borrowed under the facility may be repaid and reborrowed in support of the Company’s commercial and small-scale utility projects in the United States until the May 4, 2021 maturity date. The facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of October 1, 2017 and January 1, 2017, the aggregate carrying value of the Construction Revolver totaled $1.7 million and $10.5 million, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	October 1, 2017	January 1, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$16,338	$6,718	Short-term debt and Long-term debt
Long-term loans	353,012	283,852	Short-term debt and Long-term debt
Financing arrangements with third parties	29,281	29,370	Other long-term liabilities
Tax equity partnership flip facilities	250,783	183,109	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	28,168	28,775	Short-term debt and Long-term debt
El Pelicano credit facility	176,949	90,474	Short-term debt and Long-term debt
Construction Revolver	1,716	10,469	Long-term debt
Arizona loan	7,339	7,649	Short-term debt and Long-term debt
1 Based on the nature of the debt arrangements included in the table above, and the Company's intention to fully repay or transfer the obligations at their face values plus any applicable interest, the Company believes their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

For the Company’s residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. The Company has entered into the following non-recourse financings with respect to its residential lease program:

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended October 1, 2017, the Company had net proceeds of $4.0 million and $9.6 million, respectively, in connection with these loans. During the three and nine months ended October 2, 2016, the Company had net proceeds (repayments) of $(30.6) million and $3.5 million, respectively, in connection with these loans. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $16.3 million and $6.7 million, respectively.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During the three and nine months ended October 1, 2017, the Company had net proceeds of $46.8 million and $68.8 million, respectively, in connection with these loans. During the three and nine months ended October 2, 2016, the Company had net proceeds of $80.8 million and 82.9 million, respectively, in connection with these loans. As of October 1, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $353.0 million and $283.9 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines, as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. The Company uses this approach to account for both operating and sales-type leases with its residential lease customers in its consolidated financial statements.

During the three and nine months ended October 2, 2016, the Company had net proceeds of $4.9 million and $19.8 million, respectively, in connection with these facilities. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.3 million and $29.4 million, respectively (see Note 4).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip". The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended October 1, 2017, the Company had net contributions of $39.8 million and $128.0 million, respectively, under these facilities and attributed losses of $24.7 million and $61.0 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and nine months ended October 2, 2016, the Company had net contributions of $28.0 million and $78.3 million, respectively, under these facilities and attributed losses of $18.7 million and $55.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, that were allocated to the non-controlling interests during the periods. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $250.8 million and $183.1 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2017, the Company entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. In the third quarter of fiscal 2017, the Company repaid the full outstanding amount of $106.0 million in connection with the facility.

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small-scale utility projects in the United States. During the three and nine months ended October 1, 2017, the Company had net proceeds (repayments) of zero and $(9.1) million, respectively, in connection with the facility. As of October 1, 2017, and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $1.7 million and $10.5 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $28.2 million and $28.8 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three and nine months ended October 1, 2017, the Company had net proceeds of $2.1 million and $86.4 million, respectively, in connection with the facility. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $176.9 million and $90.5 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both October 1, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.3 million and $7.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 5 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of October 1, 2017 and January 1, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	October 1, 2017	January 1, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$424	$1,711
		$424	$1,711
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$1,076
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,101	2,015
Interest rate contracts	Other long-term assets	9,149	11,429
		$10,250	$14,520

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$71
Interest rate contracts	Other long-term liabilities	398	448
		$398	$519

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$15
Foreign currency forward exchange contracts	Accrued liabilities	745	1,937
Interest rate contracts	Other long-term liabilities	581	—
		$1,326	$1,952

	October 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$10,674	$—	$10,674	$632	$—	$10,042
Derivative liabilities	$1,724	$—	$1,724	$632	$—	$1,092

	January 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$16,231	$—	$16,231	$1,694	$—	$14,537
Derivative liabilities	$2,471	$—	$2,471	$1,694	$—	$777

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(75)	$(939)	$1,203	$5,942
Unrealized gain (loss) recognized in OCI (effective portion)	(320)	(39)	(745)	(50)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	111	95	(742)	(6,775)
Net loss on derivatives	$(209)	$56	$(1,487)	$(6,825)
Loss in OCI at the end of the period	$(284)	$(883)	$(284)	$(883)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$85	$(117)	$188	$(1,788)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$722	$(6,090)	$(346)	$(17,799)

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

As of October 1, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $17.4 million. As of January 1, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $17.3 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 12 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of October 1, 2017, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $0.6 million. The maturity dates of these contracts range from October 2, 2017 to January 4, 2018. As of January 1, 2017, to hedge balance sheet exposure, the Company held option contracts and forward contracts with aggregate notional values of $11.0 million and $42.9 million, respectively. The maturity dates of these contracts ranged from January 2017 to June 2017.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both October 1, 2017 and January 1, 2017, the Company had interest rate swap agreements designated as cash flow hedges with an aggregate notional values of $7.3 million and $7.6 million, respectively, and interest rate swap agreements not designated as cash flow hedges with an aggregate notional values of $191.4 million and $170.3 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

In the three and nine months ended October 1, 2017, the Company's income tax benefit of $5.5 million and $1.1 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $99.6 million and $366.2 million, respectively, were primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 U.S. tax returns, offset by projected tax expense in profitable foreign jurisdictions. The income tax provision of $7.0 million and $16.9 million in the three and nine months ended October 2, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $65.6 million and $257.0 million, respectively, were due to projected tax expense in profitable foreign jurisdictions, recognition of U.S. prepaid income tax due to intercompany transactions, settlement of foreign audits, and provision to return adjustments in U.S. and foreign jurisdictions.

For the reporting period ended October 1, 2017, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

The Company adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the three and nine months ended October 1, 2017 are reflected as a reduction of the provision for income taxes whereas they were previously recognized in equity. The Company did not recognize any tax benefit during the three and nine months ended October 1, 2017 because the Company has forecasted a current year loss in the United States. The Company also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized.
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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(54,247)	$(40,545)	$(282,486)	$(195,946)
Denominator
Basic weighted-average common shares	139,517	138,209	139,289	137,832

Basic net loss per share	$(0.39)	$(0.29)	$(2.03)	$(1.42)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(54,247)	$(40,545)	$(282,486)	$(195,946)
Denominator
Dilutive weighted-average common shares	139,517	138,209	139,289	137,832

Diluted net loss per share	$(0.39)	$(0.29)	$(2.03)	$(1.42)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017[1]	October 2, 2016[1]	October 1, 2017[1]	October 2, 2016[1]
Stock options	—	141	—	141
Restricted stock units	4,302	5,384	4,302	5,384
Upfront Warrants (held by Total)	1,406	3,179	1,406	4,962
4.00% debentures due 2023	13,922	13,922	13,922	13,922
0.75% debentures due 2018	12,026	12,026	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203

[1]
As a result of the net loss per share for the three and nine months ended October 1, 2017 and October 2, 2016, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of Residential revenue	$869	$2,083	$1,393	$4,562
Cost of Commercial revenue	750	1,744	1,292	3,141
Cost of Power Plant revenue	1,256	2,202	2,426	7,914
Research and development	1,661	2,936	4,225	8,934
Sales, general and administrative	4,863	6,942	16,044	24,351
Total stock-based compensation expense	$9,399	$15,907	$25,380	$48,902

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restricted stock units	$8,905	$14,011	$25,816	$47,178
Change in stock-based compensation capitalized in inventory	494	1,896	(436)	1,724
Total stock-based compensation expense	$9,399	$15,907	$25,380	$48,902

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment (see Note 1). The Residential and Commercial Segments combined are referred to as Distributed Generation.

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

Cost of above-market polysilicon

As described in Note 8, the Company has entered in previous years into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in these supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

Stock-based compensation

The Company incurs stock-based compensation expense related primarily to the Company’s equity incentive awards. The Company excludes this expense from its segment results.

Amortization of intangible assets

The Company incurs amortization expense on intangible assets as a result of acquisitions, which include patents, project assets, purchased technology, in-process research and development and trade names. The Company excludes this expense from its segment results.

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

Arbitration ruling

On January 28, 2015, an arbitral tribunal of the International Court of Arbitration of the International Chamber of Commerce declared a binding partial award in the matter of an arbitration between First Philippine Electric Corporation (“FPEC”) and First Philippine Solar Corporation (“FPSC”) against SunPower Philippines Manufacturing, Ltd. (“SPML”), the Company’s wholly-owned subsidiary. The tribunal found SPML in breach of its obligations under its supply agreement with FPSC, and in breach of its joint venture agreement with FPEC. The second partial and final awards dated July 14, 2015 and September 30, 2015, respectively, reduced the estimated amounts to be paid to FPEC, and on July 22, 2016, SPML entered into a settlement with FPEC and FPSC and paid a total of $50.5 million in settlement of all claims between the parties. As a result, the Company recorded its best estimate of probable loss related to this matter at the time of the initial ruling and updated the estimate as circumstances warranted. The Company excludes these amounts from its segment results.

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

	Three Months Ended October 1, 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$151,913	$157,751	$223,927	$32,633	21.5%	$25,500	16.2%	$10,097	4.5%
8point3 Energy Partners	1,345	(334)	(112)	480		(212)		109
Utility and power plant projects	—	—	(5,887)	—		—		(3,367)
Sale-leaseback transactions	—	(51,412)	—	—		(10,701)		32
Cost of above-market polysilicon	—	—	—	(4,751)		(6,996)		(21,714)
Stock-based compensation	—	—	—	(869)		(750)		(1,256)
Amortization of intangible assets	—	—	—	(847)		(821)		(899)
Non-cash interest expense	—	—	—	(2)		(3)		(5)
GAAP	$153,258	$106,005	$217,928	$26,644	17.4%	$6,017	5.7%	$(17,003)	(7.8)%

	Three Months Ended October 2, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$176,433	$143,135	$450,540	$42,243	23.9%	$17,771	12.4%	$121,493	27.0%
8point3 Energy Partners	1,336	(3,181)	(31,456)	250		(2,162)		(11,876)
Utility and power plant projects	—	—	(37)	—		—		(47)
Sale of operating lease assets	(7,424)	—	—	(2,085)		—		—
Sale-leaseback transactions	—	—	—	—		(85)		—
Cost of above-market polysilicon	—	—	—	(5,880)		(5,492)		(16,043)
Stock-based compensation	—	—	—	(2,083)		(1,744)		(2,202)
Amortization of intangible assets	—	—	—	(869)		(868)		(830)
Non-cash interest expense	—	—	—	(67)		(84)		(132)
GAAP	$170,345	$139,954	$419,047	$31,509	18.5%	$7,336	5.2%	$90,363	21.6%

	Nine Months Ended October 1, 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$442,413	$397,551	$464,599	$84,761	19.2%	$37,917	9.5%	$15,083	3.2%
8point3 Energy Partners	4,001	(4,471)	879	1,460		(2,796)		(346)
Utility and power plant projects	—	(327)	17,885	—		(327)		(32,592)
Sale-leaseback transactions	—	(78,380)	(30,437)	—		(5,811)		556
Cost of above-market polysilicon	—	—	—	(13,833)		(19,128)		(52,141)
Stock-based compensation	—	—	—	(1,393)		(1,292)		(2,426)
Amortization of intangible assets	—	—	—	(2,931)		(2,329)		(2,441)
Non-cash interest expense	—	—	—	(8)		(8)		(14)
GAAP	$446,414	$314,373	$452,926	$68,056	15.2%	$6,226	2.0%	$(74,321)	(16.4)%

	Nine Months Ended October 2, 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$523,942	$305,868	$775,736	$129,129	24.6%	$42,146	13.8%	$150,461	19.4%
8point3 Energy Partners	3,935	(3,181)	(17,481)	1,154		(2,341)		(7,749)
Utility and power plant projects	—	—	(13,490)	—		—		(7,732)
Sale of operating lease assets	(28,010)	—	—	(8,163)		—		—
Sale-leaseback transactions	—	(12,646)	—	—		(3,073)		—
Cost of above-market polysilicon	—	—	—	(12,934)		(9,562)		(33,534)
Stock-based compensation	—	—	—	(4,562)		(3,141)		(7,915)
Amortization of intangible assets	—	—	—	(1,856)		(2,102)		(1,153)
Non-cash interest expense	—	—	—	(201)		(175)		(510)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$499,867	$290,041	$744,765	$103,912	20.8%	$22,674	7.8%	$95,453	12.8%

	Three Months Ended		Nine Months Ended
(In thousands):	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$48,486	$41,688	$135,298	$124,564
Commercial	24,264	11,329	31,557	19,990
Power Plant	14,454	129,313	18,526	150,767
Total Segment Adjusted EBITDA as reviewed by CODM	$87,204	$182,330	$185,381	$295,321
Reconciliation to Consolidated Statements of Loss
8point3 Energy Partners	916	(19,320)	(9,643)	(48,078)
Utility and power plant projects	(3,367)	(47)	(32,919)	(7,732)
Sale of operating lease assets	—	(2,098)	—	(8,197)
Sale-leaseback transactions	(12,440)	(277)	(10,425)	(3,265)
Cost of above-market polysilicon	(33,461)	(27,415)	(85,102)	(56,030)
Stock-based compensation	(9,399)	(15,907)	(25,380)	(48,902)
Amortization of intangible assets	(3,026)	(3,018)	(10,279)	(14,351)
Non-cash interest expense	(33)	(308)	(103)	(963)
Restructuring expense	(3,517)	(31,202)	(18,276)	(31,415)
Goodwill impairment	—	(57,765)	—	(57,765)
Arbitration ruling	—	—	—	5,852
IPO-related costs	—	—	82	(35)
Other	—	20	—	31
Equity in earnings of unconsolidated investees	(15,308)	(16,770)	(21,809)	(24,355)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(24,609)	(15,362)	(60,832)	(53,559)
Cash interest expense, net of interest income	(19,492)	(14,990)	(57,907)	(40,318)
Depreciation	(43,161)	(36,809)	(123,010)	(108,365)
Corporate and unallocated items	(19,928)	(6,690)	(95,978)	(54,857)
Loss before taxes and equity in earnings of unconsolidated investees	$(99,621)	$(65,628)	$(366,200)	$(256,983)

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue):		October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	17%	*	15%
Southern Renewable Partnerships, LLC	Power Plant	*	35%	*	17%
Avangrid Renewables, LLC	Power Plant	24%	n/a	10%	n/a
*denotes less than 10% during the period

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue):	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue by geography:
United States	81%	87%	80%	82%
Rest of World	19%	13%	20%	18%
	100%	100%	100%	100%

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due (and in particular our 0.75% debentures due 2018), our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. For more information about our business segments, see the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. For more segment information, see "Item 1. Financial Statements and Supplementary Data—Note 15. Segment Information" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 are 52-week fiscal years. The third quarter of fiscal 2017 ended on October 1, 2017, while the third quarter of fiscal 2016 ended on October 2, 2016. The third quarters of fiscal 2017 and 2016 were both 13-week quarters.

Outlook

Demand

In fiscal 2016 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included write-downs totaling $46.2 million and $8.1 million on certain solar power development projects during 2016 and 2017, respectively, because of adjustments to pricing assumptions, as well as charges totaling $58.2 million and $14.0 million and that were recorded in fiscal 2016 and fiscal 2017 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2017, we are continuing to focus on projects that we expect will be profitable; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2017. For more information see "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

In late fiscal 2017, the International Trade Commission (“ITC”) made a determination of injury in connection with a Section 201 petition filed by Suniva, Inc., and later joined by Solar World Americas Inc., regarding foreign-manufactured PV cells and modules. The petitioners seek various remedies including tariffs and restrictions on such cells and modules, and the ITC has indicated in a public hearing that it intends to recommend that the President impose remedies that could include tariffs, quotas, a combination of tariffs and quotas, or the creation of an import license auction mechanism, any of which may affect certain of our products and components manufactured outside the United States. In the near term, the uncertainty surrounding the potential outcome of this case and the remedies that may ultimately be imposed may cause market volatility, price fluctuations, supply shortages, and project delays. For more information see "Part II. Item 1A. Risk Factors- A petition filed with the International Trade Commission (“ITC”) under Section 201 of the Trade Act of 1974, pursuant to which the ITC has made a determination of injury, seeks remedies that could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the “Commercial ITC”) under Section 48(c) of the Internal Revenue Code of 1986 (the “IRC”) and the individual solar investment tax credit under Section 25D of the IRC (together with the Commercial ITC, the “ITC”) for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. The current administration and Congress have proposed comprehensive reform of the U.S. tax code, which could result in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

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

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril, and our partnership with EnerNOC to deploy their Software as a Service energy intelligence software solution to our commercial and power plant customers, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverter technology and currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also continue to work on making combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States through our agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

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

We plan to reduce our overall solar cell manufacturing output to match profitable demand levels, with increasing bias toward our highest efficiency X-Series product platform, which utilizes our latest solar cell technology, and our Performance Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We previously closed our Fab 2 cell manufacturing facility and our panel assembly facility in the Philippines and are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we expect to reduce our back-contact panel assembly capacity while ramping up production of our new Performance Series technology.

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

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases in fiscal 2016 under these agreements significantly exceeded market value, which may result in inventory write-downs based on expected net realizable value, and the volume contracted to be purchased through the remainder of fiscal 2017 exceeds our planned utilization, which may result in higher inventory balances until we are able to fully utilize the polysilicon inventory in future periods. We have also elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of October 1, 2017:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Ticul Solar Projects	Mexico	399	Comision Federal Electricidad	2018
Guajiro Solar Project	Mexico	117	Comision Federal Electricidad	2018
El Pelicano Solar Project	Chile	111	Empresa de Transporte de Pasajeros Metro S.A.	2017

[1]	Expected completion of revenue recognition assumes transfer of control or completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Distributed Generation
Residential	$153,258	$170,345	(10)%	$446,414	$499,867	(11)%
Commercial	106,005	139,954	(24)%	314,373	290,041	8%
Power Plant	217,928	419,047	(48)%	452,926	744,765	(39)%
Total revenue	$477,191	$729,346	(35)%	$1,213,713	$1,534,673	(21)%

Total Revenue: Our total revenue decreased by 35% and 21% during the three and nine months ended October 1, 2017, as compared to the three and nine months ended October 2, 2016, respectively, primarily due to a decline in the revenue recognized in our Power Plant Segment as we shift away from global power plant development and the number of large-scale solar power projects in our project pipeline has decreased. Also contributing to the decrease in overall revenue is the decline in sales of solar power systems and components to customers in our Commercial and Residential Segments for the three months ended October 1, 2017, particularly in North America.

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 46% and 37% during the three and nine months ended October 1, 2017, as compared to 57% and 49% during the three and nine months ended October 2, 2016, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized has decreased as we have shifted our focus away from global power plant development and the number of large-scale solar power projects in our project pipeline has decreased during the three and nine months ended October 1, 2017

As Power Plant revenue declined, the Residential Segment, as a percentage of total revenue recognized has increased to approximately 32% and 37% during the three and nine months ended October 1, 2017, respectively, as compared to 23% and 33% during the three and nine months ended October 2, 2016, respectively.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three and nine months ended October 1, 2017 and October 2, 2016.

		Three Months Ended		Nine Months Ended
Revenue		October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Significant Customers:	Business Segment
8point3 Energy Partners	Power Plant	*	17%	*	15%
Southern Renewable Partnerships, LLC	Power Plant	*	35%	*	17%
Avangrid Renewables, LLC	Power Plant	24%	n/a	10%	n/a

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 10% and 11% during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily due to a decline in the sales of solar power components and systems to our residential customers in North America as well as a decrease in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States.

Commercial Revenue: Commercial revenue decreased 24% during the three months ended October 1, 2017 as compared to the three months ended October 2, 2016, primarily due to weaker sales of commercial systems in North America and a decrease in commercial component and system sales in Japan. Commercial revenue increased 8% during the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016, primarily because of stronger sales of commercial systems in North America in the first quarter of fiscal 2017, partially offset by a decrease in commercial component and system sales in Japan.

Power Plant Revenue: Power Plant revenue decreased 48% and 39% during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition in fiscal 2016 and an overall decrease in the number of large-scale solar power projects in our pipeline as we shift away from global power plant development.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Distributed Generation
Residential	$126,614	$138,836	(9)%	$378,358	$395,955	(4)%
Commercial	99,988	132,618	(25)%	308,147	267,367	15%
Power Plant	234,931	328,684	(29)%	527,247	649,312	(19)%
Total cost of revenue	$461,533	$600,138	(23)%	$1,213,752	$1,312,634	(8)%
Total cost of revenue as a percentage of revenue	97%	82%		100%	86%
Total gross margin percentage	3%	18%		—%	14%

Total Cost of Revenue: Our total cost of revenue decreased 23% during the three months ended October 1, 2017 as compared to the three months ended October 2, 2016 primarily as a result of the decrease in the recognition of revenue and corresponding costs of solar power systems sold to Power Plant and Commercial customers, partially offset by increases to cost of revenue from charges totaling $7.7 million recorded in connection with the contracted sale of raw material inventory to third parties as well as charges totaling $12.4 million in connection with the sale of raw material to suppliers and additional write-downs totaling $2.3 million on certain solar power development projects in the third quarter of 2017, all of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects. We also experienced an increase to cost of revenue due to $1.8 million charge recorded to write-down inventory to its net realizable value as a result of lower pricing assumptions, higher manufacturing costs and increased third-party cell costs.

Our total cost of revenue decreased 8% during the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016 primarily as a result of the charge recorded in the first quarter of fiscal 2017 in connection with a legal settlement related to NRG, as described in "Item1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies—Legal Matters," in addition to charges totaling $14.0 million recorded in connection with the contracted sale of raw material inventory to third parties as well as charges totaling $38.2 million in connection with the sale of raw material to suppliers and additional write-downs totaling $8.1 million on certain solar power development projects in fiscal 2017, all of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects. We also experienced an increase to cost of revenue due to $8.2 million of inventory write-downs as a result of lower net realizable value driven by lower pricing assumptions, higher manufacturing costs, higher third-party cell costs as well as pre-operating costs associated with the ramp of our Performance Series product.

Gross Margin

	Three Months Ended			Nine Months Ended
	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Distributed Generation
Residential	17%	18%	(1)%	15%	21%	(6)%
Commercial	6%	5%	1%	2%	8%	(6)%
Power Plant	(8)%	22%	(30)%	(16)%	13%	(29)%

Residential Gross Margin: Gross margin for our Residential Segment decreased one and six percentage points during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily as a result of declining average selling prices in North America and Japan.

Commercial Gross Margin: Gross margin for our Commercial Segment increased one percentage point during the three months ended October 1, 2017, as compared to three months ended October 2, 2016, primarily due to favorable foreign currency fluctuation in Euro in the third quarter of fiscal 2017 compared to fiscal 2016. Gross margin for our Commercial Segment decreased six percentage points during the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016, primarily because of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our customers in light of market conditions as well as $4.6 million in connection with the sale of raw material to suppliers during fiscal 2017 as a result of our above-market cost of polysilicon and the lower expected selling prices of our projects.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 30% and 29% during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $33.6 million in connection with the sale of raw material to suppliers and additional write-downs totaling $8.1 million on certain solar power development projects in fiscal 2017 as a result of our above-market cost of polysilicon and lower expected selling prices of our projects. In addition, we recorded a $12.6 million charge to write-down inventory to its net realizable value as a result of lower pricing assumptions, higher manufacturing costs, increased third-party cell costs as well as pre-operating costs associated with the ramp of our Performance Series product. The decrease in gross margin was also a result of the charge to cost of revenue impacting our Power Plant Segment which we recorded in the first quarter of fiscal 2017 in connection with a legal settlement related to NRG, as described in "Item1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingencies—Legal Matters."

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
R&D	$20,693	$28,153	(26)%	$60,962	$92,270	(34)%
As a percentage of revenue	4%	4%		5%	6%

R&D expense decreased $7.5 million and $31.3 million, during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
SG&A	$68,401	$80,070	(15)%	$204,507	$262,544	(22)%
As a percentage of revenue	14%	11%		17%	17%

SG&A expense decreased $11.7 million and $58.0 million, during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, and a decrease in other non-cash charges.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Restructuring charges	$3,517	$31,202	(89)%	$18,276	$31,415	(42)%
As a percentage of revenue	1%	4%		2%	2%

Restructuring charges decreased $27.7 million and $13.1 million during the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 restructuring plan in fiscal 2016. See "Item 1. Financial Statements and Supplementary Data—Note 7. Restructuring" for further information regarding our restructuring plans. As a result of the August 2016 and December 2016 restructuring plans, we expected to generate annual cost savings of approximately $40.0 million in cost of revenue, $28.0 million in sales, general and administrative expenses, and $12.0 million in research and development, which were expected to be cash savings, primarily from a reduction in global workforce, with effects beginning the first quarter of fiscal 2017. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Interest income	$636	$630	1%	$1,961	$2,133	(8)%
Interest expense	(21,898)	(15,813)	38%	(65,037)	(42,644)	53%
Gain on settlement of preexisting relationships in connection with acquisition	—	203,252	(100)%	—	203,252	(100)%
Loss on equity method investment in connection with acquisition	—	(90,946)	(100)%	—	(90,946)	(100)%
Goodwill impairment	—	(147,365)	(100)%	—	(147,365)	(100)%
Other, net	(1,406)	(5,169)	(73)%	(19,340)	(17,223)	12%
Other expense, net	$(22,668)	$(55,411)	(59)%	$(82,416)	$(92,793)	(11)%
As a percentage of revenue	(5)%	(8)%		(7)%	(6)%

Other expense, net decreased $32.7 million and $10.4 million, in the three and nine months ended October 1, 2017 as compared to the three and nine months ended October 2, 2016, respectively, primarily driven by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016, partially offset by a $147.4 million expense related to the impairment of goodwill, a $90.9 million expense related to the impairment of our equity method investment in AUOSP. For more information on these transactions, see "—Note 3. Business Combinations" and "—Note 4. Goodwill and Other Intangible Assets" in "Item 8. Financial Statements—Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The decrease was further offset by an $8.6 million write-down of one of our equity method investments, and an increase in interest expense, primarily related to our residential lease business.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Benefit from (provision for) income taxes	$5,457	$(7,049)	(177)%	$1,073	$(16,878)	(106)%
As a percentage of revenue	1%	(1)%		—%	(1)%

In the three and nine months ended October 1, 2017, our income tax benefit of $5.5 million and $1.1 million on a loss before income taxes and equity in earnings of unconsolidated investees of $99.6 million and $366.2 million, respectively, were primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns offset by projected tax expense in profitable jurisdictions, whereas the income tax provision of $7.0 million and $16.9 million in the three and nine months ended October 2, 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $65.6 million and $257.0 million, respectively, were due to projected tax expense in profitable jurisdictions, recognition of U.S. prepaid income tax due to intercompany transactions, settlement of foreign audits, and provision to return adjustments in U.S. and foreign jurisdictions. For the reporting period ended October 1, 2017, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

We adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for the three and nine months ended October 1, 2017 are reflected as a reduction of the provision for income taxes whereas previously they were recognized in equity. We also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized. For additional information related to the adoption of the updated accounting guidance, see "Item 1. Financial Statements and Supplementary Data—Note 1. The Company and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Equity in Earnings (loss) of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Equity in earnings of unconsolidated investees	$15,308	$16,770	(9)%	$21,809	$24,356	(10)%
As a percentage of revenue	3%	2%		2%	2%

In the three and nine months ended October 1, 2017 and October 2, 2016, our equity in earnings of unconsolidated investees decreased by net earnings of $1.5 million and $2.5 million, respectively, primarily due to the absence of our share of equity in earnings of unconsolidated investees during fiscal 2017 that was included in fiscal 2016 from our then equity method investment in AUOSP, which we acquired and subsequently consolidated late in the third quarter of fiscal 2016 (see "Item 1. Financial Statements and Supplementary Data—Note 9. Equity Method Investments"). The decrease in net earnings was partially offset by an increase in our share of the equity in earnings generated by the activities of the 8point3 Group during fiscal 2017 and a decrease in our share of the equity in loss of unconsolidated investees from our investment in CCPV during fiscal 2017.

Net Loss

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Net loss	$(78,856)	$(55,907)	41%	$(343,318)	$(249,505)	38%

Net loss increased by $22.9 million in the three months ended October 1, 2017 as compared to the three months ended October 2, 2016. The increase in net loss was primarily driven by a decrease in gross margin of $113.6 million primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $12.4 million in inventory write-downs and additional write-downs totaling $2.3 million on certain solar power development projects during the third quarter of fiscal 2017, all of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to charges totaling $7.7 million recorded in connection with the contracted sale of raw material inventory to third parties and $1.8 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product; the decrease in gross margin was also a result of declines in the margins of our Power Plant Segment because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions. The increase in net loss was partially offset by: (i) a $7.5 million decrease in R&D expense primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities; (ii) a $11.7 million decrease in SG&A expense primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges; (iii) a $27.7 million decrease in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 restructuring plan in fiscal 2016; (iv) a $32.7 million decrease in other expense, primarily driven by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016, partially offset by a $147.4 million expense related to the impairment of goodwill, a $90.9 million expense related to the impairment of our equity method investment in AUOSP. The decrease was further offset by an $8.6 million write-down of one of our equity method investments, an increase in cash interest expense, primarily related to our residential lease business, an increase in non-cash interest expense, and an increase in other net expenses; and (v) a $12.5 million increase in benefit from income taxes was primarily due to a current quarter tax benefit from the carryback of fiscal 2016 net operating losses to the fiscal 2015 domestic tax returns, decrease in projected tax expense in profitable jurisdictions, and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Net loss increased by $93.8 million in the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016. The increase in net loss was primarily driven by a decrease in gross margin of $222.1 million primarily due to the charge to cost of revenue which we recorded in the first quarter of fiscal 2017 in connection with a legal accrual related to NRG and also because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions, which led to $38.2 million in inventory write-downs and additional write-downs totaling $8.1 million on certain solar power development projects during the first nine months of fiscal 2017, all of which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects, in addition to charges totaling $14.0 million recorded in connection with the contracted sale of raw material inventory to third parties and $8.2 million of inventory write-downs as a result of higher manufacturing costs as well as pre-operating costs associated with the ramp of our Performance Series product; the decrease in gross margin was also a result of declines in the margins of our Power Plant Segment primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions. The increase in net loss was partially offset by: (i) a $31.3 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities; (ii) a $58.0 million decrease in SG&A expense primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges; (iii) a $13.1 million decrease in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 restructuring plan in fiscal 2016; (iv) a $10.4 million decrease in other expense, primarily driven by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016, partially offset by a $147.4 million expense related to the impairment of goodwill, a $90.9 million expense related to the impairment of our equity method investment in AUOSP. The decrease was further offset by an $8.6 million write-down of one of our equity method investments, an increase in cash interest expense, primarily related to our residential lease business, an increase in non-cash interest expense, and an increase in other net expenses; and (v) an $18.0 million decrease in provision for income taxes was primarily due to a current quarter tax benefit from the carryback of fiscal 2016 net operating losses to the fiscal 2015 domestic tax returns, decrease in projected tax expense in profitable jurisdictions, and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016	% Change	October 1, 2017	October 2, 2016	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$24,609	$15,362	60%	$60,832	$53,559	14%

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

In the three months ended October 1, 2017 and October 2, 2016, we attributed $24.6 million and $15.4 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $9.2 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to an increase in the total number of leases placed in service under new and existing facilities with third-party investors.

In the nine months ended October 1, 2017 and October 2, 2016, we attributed $60.8 million and $53.6 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $7.2 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to an increase in the total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	October 1, 2017	October 2, 2016
Net cash used in operating activities	$(315,304)	$(798,338)
Net cash used in investing activities	$(174,750)	$(254,851)
Net cash provided by financing activities	$352,497	$493,904

Operating Activities

Net cash used in operating activities in the nine months ended October 1, 2017 was $315.3 million and was primarily the result of: (i) a net loss of $343.3 million; (ii) a $228.4 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments for the procurement of polysilicon; (iii) a $91.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $68.7 million decrease in billings in excess of costs and estimated earnings driven by construction activities; (v) a $67.0 million increase in inventories to support the construction of our solar energy projects; (vi) a $62.0 million increase in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; and (vii) a $21.8 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) other net non-cash charges of $176.7 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $150.6 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iii) a $106.7 million increase in customer advances, primarily from Total; (iv) a $52.7 million decrease in advance payments made to suppliers; (v) a $34.8 million decrease in accounts receivable, primarily driven by collections; (vi) a $22.2 million dividend from 8point3; (vii) a $13.6 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; (viii) an $8.6 million in impairment of an equity method investment; and (ix) a $1.6 million net change in income taxes.

Net cash used in operating activities in the nine months ended October 2, 2016 was $798.3 million and was primarily the result of: (i) a net loss of $249.5 million; (ii) a $434.6 million increase in project assets primarily related to the construction of our Commercial and Power Plant solar energy projects in the Americas; (iii) a $203.3 million non-cash settlement of preexisting relationships in connection with the acquisition of AUOSP; (iv) a $144.2 million decrease in accounts payable and other accrued liabilities, primarily attributable to recognition of revenue of certain utility-scale projects; (v) a $136.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (vi) a $101.1 million increase in inventories driven by construction of our solar energy projects; (vii) a $36.6 million increase in accounts receivable, primarily driven by billings; (viii) a $24.4 million increase in equity in earnings of unconsolidated investees; (ix) a $15.9 million decrease in billings in excess of costs and estimated earnings driven by the recognition revenue and corresponding costs of certain utility-scale projects; (x) a $14.4 million decrease in customer advances; and (xi) an $1.2 million in excess tax benefit from stock-based compensation. This was partially offset by: (i) other net non-cash charges of $176.5 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) a $147.4 million impairment of goodwill; (iii) $90.9 million in impairment of equity method investments; (iv) a $70.0 million decrease in prepaid expenses and other assets, primarily related to recognition of revenue and corresponding costs of certain utility-scale projects; (v) a $45.0 million decrease in advance payments made to suppliers; (vi) $17.9 million in non-cash restructuring charges; (vii) a $13.6 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; and (viii) a $2.1 million net change in income taxes.

Investing Activities

Net cash used in investing activities in the nine months ended October 1, 2017 was $174.8 million, which included (i) $160.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased;(ii) $15.9 million paid for investments in consolidated and unconsolidated investees; and (iii) $1.3 million purchase of marketable securities. This was partially offset by a $2.9 million dividend from equity method investees.

Net cash used in investing activities in the nine months ended October 2, 2016 was $254.9 million, which included (i) $216.2 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $24.0 million paid for the acquisition of AUOSP, net of cash acquired; (iii) $11.0 million paid for investments in consolidated and unconsolidated investees; and (iv) $9.8 million in payments to 8point3 Energy Partners. This was offset by: (i) $6.2 million in proceeds from sales or maturities of marketable securities.

Financing Activities

Net cash provided by financing activities in the nine months ended October 1, 2017 was $352.5 million, which included: (i) $170.1 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $128.0 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $78.4 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) $20.4 million in net repayments of bank loans and other debt; and (ii) $4.4 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of October 1, 2017, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of October 1, 2017, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of October 1, 2017, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC. As of October 1, 2017, we had no outstanding amounts under the mortgage loan agreement and no restricted cash and cash equivalents related to the IFC debt service reserve.

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

As of October 1, 2017, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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

As of October 1, 2017, we had no outstanding borrowings under the restated revolving credit facility.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of October 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A. The availability of such letters of credit is subject to review and approval by Banco Santander, S.A. at the time of each request made by us.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of October 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $37.4 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of October 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $185.9 million.

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

As of October 1, 2017 letters of credit issued under the Deutsche Bank Trust facility totaled $1.4 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho and Goldman Sachs

On May 4, 2016, we entered into a revolving credit facility (as amended to date, the "Construction Revolver") with Mizuho Bank Ltd., as administrative agent, and Goldman Sachs Bank USA, under which we may borrow up to $200 million. The Construction Revolver also includes a $100 million accordion feature. On October 27, 2017, we and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that we may borrow to up to $50 million. Amounts borrowed under the Construction Revolver may be repaid and reborrowed in support of our commercial and small scale utility projects in the United States until the May 4, 2021 maturity date. The Construction Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of October 1, 2017, outstanding borrowings under the Construction Revolver totaled $1.7 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended October 1, 2017, we had net proceeds of $4.0 million and $9.6 million, respectively, in connection with these loans. As of October 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $16.3 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During the three and nine months ended October 1, 2017, we had net proceeds of $46.8 million and $68.8 million, respectively, in connection with these loans. During the three and nine months ended October 2, 2016, we had net proceeds of $80.8 million and $82.9 million, respectively, in connection with these loans. As of October 1, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $353.0 million and $283.9 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on our Consolidated Balance Sheets, was $29.3 million and $29.4 million, respectively (see Note 4).

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and nine months ended October 1, 2017, we had net contributions of $39.8 million and $128.0 million, respectively, under these facilities and attributed losses of $24.7 million and $61.0 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and nine months ended October 2, 2016, we had net contributions of $28.0 million and $78.3 million, respectively, under these facilities and attributed losses of $18.7 million and $55.6 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $250.8 million and $183.1 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2017, the Company entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. In the third quarter of fiscal 2017, the Company repaid the full outstanding amount of $106.0 million in connection with the facility.

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small scale utility projects in the United States. During the three and nine months ended October 1, 2017, we had net proceeds (repayments) of $0.0 million and $(9.1) million, respectively, in connection with the facility. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was $1.7 million and $10.5 million respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $28.2 million and $28.8 million, respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. During the three and nine months ended October 1, 2017, we had net proceeds of $2.1 million and $86.4 million, respectively, in connection with the facility. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $176.9 million and $90.5 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of October 1, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.3 million and $7.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing" for a discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of October 1, 2017, we had unrestricted cash and cash equivalents of $275.0 million as compared to $425.3 million as of January 1, 2017. Our cash balances are held in numerous locations throughout the world and as of October 1, 2017, we had approximately $90.4 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and that have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $100 million to $120 million in fiscal 2017 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new Performance Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of October 1, 2017, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 5. Leasing"). During the nine months ended October 1, 2017, we received $141.0 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2017, we drew down $83.2 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17 and 18-year terms and as of October 1,

2017, the short-term and long-term balances of the loans were $10.0 million and $359.4 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $38.5 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of October 1, 2017, outstanding amounts related to our project financing totaled $214.2 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, our net losses continued through the third quarter of 2017 and are expected to continue through 2017. We have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 1. Financial Statements-Notes to Consolidated Financial Statements-Note 2. Transactions with Total and Total S.A."). However, our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate we may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of the interim financial statements contained herein. We have a history of successfully refinancing and extending the maturity date of our debts; however, there is no assurance that the 0.75% debentures due 2018 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us. Given our current share price compared to the conversion price of $24.95 per share for the 0.75% debentures due 2018, we anticipate that bondholders will choose to select repayment in cash. In addition, we have decided to divest certain assets, such as our equity interest in 8point3 Group (see "Item 1. Financial Statements-Notes to Consolidated Financial Statements-Note 9. Equity Method Investments."), and join the sale process initiated by First Solar, Inc. We anticipate that we could repay the 0.75% debentures due 2018 with proceeds from these divestitures. Regarding the 8point3 Group sale process, while we believe both parties are committed to proceeding, and no final decision on any particular alternative has yet been reached.
While we believe it is probable that we can effectively implement plans to sell our investment in 8point3 Group, which mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018, there are a number of factors that may defer or otherwise limit our ability to sell this investment, including, among others, (i) final approval of a transaction, once a partner, structure, and price are finalized, by our Board of Directors, (ii) legal and regulatory approvals, and (iii) approval by various classes of equity owners and/or the Board of Directors of 8point3 Energy Partners (or a subcommittee thereof), as required due to the final transaction structure. We believe we have sufficiently evaluated these conditions in concluding that the sale of our equity interests in 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the outcome of the 8point3 Group divestiture, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of the interim financial statements contained herein.

In addition, the options we have available in connection with any short-term liquidity needs remain under evaluation. This includes divesting assets and liquidating certain investments with the understanding that ultimate transactions could lead to an impairment review and result in a charge if the carrying value of such assets may not be recoverable. See also "Risks Related to Our Sales Channels—A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products," among other factors in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1,

2017, and "Part II, Item 1A. Risk Factors" of this Form 10-Q, "We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations."

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Restated Credit Agreement was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Restated Credit Agreement. The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Restated Credit Agreement. As of October 1, 2017, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that the Company may borrow to up to $50 million. As of October 1, 2017, we had $198.3 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of October 1, 2017:

		Payments Due by Fiscal Period
(In thousands)	Total	2017 (remaining three months)	2018-2019	2020-2021	Beyond 2021
Convertible debt, including interest[1]	$1,229,308	$5,688	$341,944	$438,968	$442,708
CEDA loan, including interest[2]	64,426	638	5,100	5,100	53,588
Other debt, including interest[3]	903,631	49,193	94,654	99,297	660,487
Future financing commitments[4]	24,155	10,818	13,337	—	—
Operating lease commitments[5]	119,246	4,226	29,664	24,427	60,929
Sale-leaseback financing[6]	266,078	6,528	34,572	32,857	192,121
Capital lease commitments[7]	4,180	289	1,688	1,333	870
Non-cancellable purchase orders[8]	199,118	199,118	—	—	—
Purchase commitments under agreements[9]	815,971	142,275	334,207	337,489	2,000
Deferred purchase consideration in connection with acquisition	61,100	—	31,100	30,000	—
Total	$3,687,213	$418,773	$886,266	$969,471	$1,412,703

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on October 1, 2017. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

[4]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $24.2 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of October 1, 2017, total liabilities associated with uncertain tax positions were $24.3 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of October 1, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 5% and 6% of our total revenue in the three and nine months ended October 1, 2017, respectively, and 3% and 4% of our total revenue in both the three and nine months ended October 2, 2016, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.6 million and $6.8 million in the three and nine months ended October 1, 2017, respectively, and $1.9 million and $5.6 million in the three and nine months ended October 2, 2016, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of October 1, 2017, we had outstanding forward currency contracts with aggregate notional values of $18.0 million. As of January 1, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $42.9 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of October 1, 2017 and January 1, 2017, advances to suppliers totaled $232.1 million and $284.8 million, respectively. Two suppliers accounted for 96% and 3% of total advances to suppliers as of October 1, 2017, and 90% and 10% as of January 1, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of October 1, 2017, the outstanding principal balance of our variable interest borrowings was $257.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of October 1, 2017 and January 1, 2017, investments of $(5.5) million and $(6.9) million, respectively, are accounted for using the equity method, and $33.2 million and $39.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of October 1, 2017 and January 1, 2017 included the negative balance of $72.4 million and $60.6 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $967.2 million as of October 1, 2017. The aggregate estimated fair value of our outstanding convertible debentures was $839.2 million as of January 1, 2017. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,064.0 million and $923.1 million as of October 1, 2017 and January 1, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $870.5 million and $755.3 million as of October 1, 2017 and January 1, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 1, 2017 at a reasonable assurance level.

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

A petition filed with the International Trade Commission (“ITC”) under Section 201 of the Trade Act of 1974, pursuant to which the ITC has made a determination of injury, seeks remedies that could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

Suniva, Inc. has filed a Section 201 petition with the ITC, which Solar World Americas Inc. has joined, regarding foreign-manufactured PV cells and modules. On September 22, 2017, the ITC made a determination of injury in the case. The petitioners seek various remedies including tariffs and restrictions on such cells and modules, which may affect certain of our products and components manufactured outside the United States. On October 31, 2017, the ITC's Commissioners indicated in a public hearing that they intend to recommend that the President impose remedies that could include tariffs, quotas, a combination of tariffs and quotas, or the creation of an import license auction mechanism, applicable in each case to solar cells or modules, or both. The ITC is expected to issue a report to the President containing its formal recommendation regarding remedies later this month, but a final decision will be made by the President. The ITC’s adverse determination was unfavorable to our business, and the recommended remedies, if imposed, could materially and adversely affect our business and results of operations. Significant uncertainty remains regarding the outcome of this action and the remedies that may ultimately be imposed. The imposition of certain remedies could materially and adversely affect our business and results of operations. Although we are actively engaged in efforts to oppose the imposition of remedies that we believe will harm the solar industry in the U.S., and are pursuing other mitigating actions, there is no guarantee that these efforts will be successful.

In the near term, the uncertainty surrounding the potential outcome of this case and the remedies that may ultimately be imposed may cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of certain remedies, including tariffs, could result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs or similar taxes or duties, or other remedies that may be imposed, could materially increase the price of our solar products and result in significant additional costs to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. Any of these outcomes would materially and adversely affect our business, revenues, margins, assets recoverability, results of operations, and cash flows.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 3, 2017 through July 30, 2017	5,078	$9.27	—	—
July 31, 2017 through August 27, 2017	6,305	$9.63	—	—
August 28, 2017 through October 1, 2017	7,659	$8.93	—	—
	19,042	$9.25	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1**
Third Amendment to Credit Agreement, dated as of October 27, 2017, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

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

SUNPOWER CORPORATION

Dated: November 2, 2017	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer