Form 10-K
period 2017-12-31
SUNPOWER CORP
filed 2018-02-15
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 2, 2017 was $552 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2017. For purposes of determining this amount only, the registrant has defined affiliates as including Total Solar International SAS, formerly known as Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of registrant on June 30, 2017.

The total number of outstanding shares of the registrant’s common stock as of February 9, 2018 was 139,926,880.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2018 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

INTRODUCTORY NOTES

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, OasisGEO™, EnergyLink™, InvisiMount®, Tenesol®, Greenbotics®, Customer Cost of Energy™ ("CCOE™"), SunPower Spectrum™, Helix™, Equinox™, Signature™, SolarBridge®, and The Power of One™. Other trademarks appearing in this report are the property of their respective owners.

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

Customer Cost of Energy ("CCOE")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. The CCOE measurement is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems.  The CCOE measurement includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management, and to tailor towards optimization.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, development of new products and improvements to our existing products, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our existing, and our ability to pursue new joint ventures, divestitures, and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in law (including tax law), regulations or government incentives, expected impact of our restructuring plan, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware during 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR." In fiscal 2011, we became a majority owned subsidiary of Total Solar International SAS, formerly known as Total Gas & Power USA, SAS and Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.").

Company Overview

We are a leading global energy company dedicated to changing the way our world is powered. We deliver complete solar solutions to residential, commercial, and power plant customers worldwide by offering:

•	cutting-edge solar module technology and solar power systems that are designed to generate electricity over a system life typically exceeding 25 years;

•	integrated Smart Energy software solutions that enable customers to effectively manage and optimize their CCOE measurement;

•	installation, construction, and ongoing maintenance and monitoring services; and

•	financing solutions that provide customers with a variety of options for purchasing or leasing high efficiency solar products at competitive energy rates.

Our global reach is enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established.

Residential

Residential Systems

We offer a complete set of residential solutions that deliver value to homeowners and our dealer partners. We have developed the capability to deliver AC panels with factory-integrated microinverters. AC system architecture, as compared with DC systems, facilitates direct panel installation, eliminating the need to mount or assemble additional components on the roof or the side of a building, driving down system costs, improving overall system reliability, and providing improved, cleaner design aesthetics. As part of our complete solution approach, we offer our Equinox residential market product, a fully-integrated solar platform utilizing Maxeon cells, AC panel architecture, and EnergyLink monitoring hardware to combine solar power production and energy management, allowing residential customers to quickly and easily complete their system installations and to ensure always-on connectivity so homeowners can easily access their data anytime, anywhere. The Equinox platform is also sold with our Smart Energy software analytics, which provides our customers with detailed information about their energy consumption and production, enabling them to further reduce their energy costs.

We offer the SunPower InvisiMount residential mounting system in our product portfolio. The InvisiMount system is designed specifically for use with our panels and reduces installation time through pre-assembled parts and integrated grounding. The InvisiMount system is well-suited for residential sloped roof applications and provides design flexibility and enhanced aesthetics by delivering a unique, "floating" appearance.

We support our hardware development with investments in our proprietary set of advanced monitoring applications (the "SunPower Monitoring System") and our EnergyLink customer portal, which enable customers to gain visibility into their solar system production and household energy consumption. This software is available for use on the web or through the SunPower mobile application on smartphones and tablets.

Sales Channels, Residential Leasing Program, and other Financing Options

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

Historically, we have had the ability to sell portfolios of residential system leases to 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint Yieldco vehicle formed by us and First Solar, Inc. ("First Solar") in which we have an approximately 36.5% ownership stake. In fiscal 2017, following a review of our strategic alternatives, we decided to explore a divestiture jointly with First Solar. On February 5, 2018, 8point3 Energy Partners entered into an Agreement and Plan of Merger (the “8point3 Merger Agreement”) with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors (collectively, “Capital Dynamics” and the transaction, the "Divestiture Transaction"), and we entered into a Support Agreement which obligates us to support the Divestiture Transaction. The Divestiture Transaction is subject to customary conditions and approvals, and the details and timing are subject to change. Successful closure of the Divestiture Transaction is not assured. While the Divestiture Transaction is pending, 8point3 Energy Partners is limited in its ability to acquire projects from us; however, we are not restricted in selling residential systems to other parties. In the event that the 8point3 Merger Agreement terminates without the closing of the Divestiture Transaction, 8point3 Energy Partners will retain rights of first offer on certain of our solar energy projects.

For additional information on transactions with, and our current plan to divest our interest in, 8point3 Energy Partners, please see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments" and "—Note 18. Subsequent Events."

Commercial

Commercial Roof, Carport, and Ground Mounted Systems

As part of our complete solution product approach, we offer our Helix commercial market product. The Helix system is a pre-engineered, modular solution that combines our industry-leading solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that is built to last and fast to install, enabling customers to scale their solar programs quickly with minimal business disruption. The Helix platform is standardized across rooftop, carport, and ground installations and designed to lower system cost while improving performance. The Helix platform is also bundled with our Smart Energy software analytics, which provides our customers with information about their energy consumption and production, enabling them to further reduce their energy costs.

We also offer a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot, and open space applications, including a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and to interlock, enhancing wind resistance and providing for secure, rapid installations.

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

Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, selling energy to customers under power purchase agreements ("PPAs"), sales to our third-party global dealer network and to 8point3 Energy Partners, and sales of our O&M services. For additional information on our current plan to divest our interest in 8point3 Energy Partners, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments" and "—Note 18. Subsequent Events."

Power Plants

SunPower Solutions

In 2017, SunPower established the SunPower Solutions division of the Power Plant segment to deliver products and services to utility-scale photovoltaic ("PV") customers around the world. SunPower Solutions enables developers, independent power producers and EPCs to benefit from SunPower's extensive experience over the past decade developing, financing, constructing, operating and maintaining solar power plants. The Company remains focused on transitioning from project development to equipment supply through SunPower Solutions.

We offer Power Plant customers the Oasis system, a modular product which combines SunPower solar panels, DC electrical components, and sun tracking technology into a scalable 2.5 MW solar power block. Oasis streamlines the construction process while optimizing the use of available land by conforming to the contours of the production site. The power block kits are shipped pre-assembled to the job site for rapid field installation. More than 2 GW of the Oasis system is installed or under contract worldwide. The Oasis system was deployed at the 748 MW Solar Star Projects in California, one of the world's largest operating solar power plants. The Oasis system also offers a variety of value-added features such as the Oasis GEO design optimization software, Oasis plant operating software, and the Oasis robotic cleaning system which has been used to clean over 10 GW of panels globally offering significant performance and operational benefits to project owners.

The Oasis single axis tracking system automatically pivots solar panels to track the sun's movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems, depending on geographic location and local climate conditions. The third-generation Oasis tracking system offers significant customer benefits such as improved land utilization, higher energy production, lower-cost operations and maintenance, and higher reliability over competing products.

In addition to the Oasis platform, the SunPower Solutions division sells SunPower’s high performance P-Series, E-Series, and X-Series panels to power plant customers around the world. SunPower’s family of utility power plant PV panels deliver higher efficiency and energy yield with lower degradation than competing panels.

Utility-Scale Solar Power System Construction and Development

Our global project teams have established a scalable, fully-integrated, vertical approach to constructing and developing utility-scale photovoltaic power plants in a sustainable way. Our industry-experienced power plant development and project finance teams evaluate sites for solar developments, obtain land rights through purchase and lease options, conduct environmental and grid transmission studies, and obtain building, construction and grid-interconnection permits, licenses, and regulatory approvals.

We enter into turnkey EPC agreements with customers under which we design, engineer, construct, commission, and deliver functioning rooftop- and ground-mounted solar power systems. This includes the development, execution, and sale of solar power plants, which generally include the sale or lease of related real estate. In connection with such development projects, the plants and project development rights, initially owned by us, are later sold to third parties. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. In other areas, such as the Middle East, Africa, and South America, projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

Project Development and Financing

Our project development business refers to sales of our large-scale solar systems, including power plant project development and project sales, EPC services for power plant construction, and power plant O&M services. Our utility-scale solar power systems are typically purchased by an investor or financing company and operated as central-station solar power plants.

We are able to utilize various means to finance our utility-scale power plant development and construction projects, which include arranging tax equity financing structures, utilizing non-recourse project debt facilities in conjunction with project sales to 8point3 Energy Partners. For additional information on our current plan to divest our interest in 8point3 Energy Partners, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments" and "—Note 18. Subsequent Events."

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

Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. Our X-Series solar panels, made with our Maxeon Gen 3 solar cells, have demonstrated panel efficiencies exceeding 22% in high-volume production. In fiscal 2016, one of our standard production modules set a world record for aperture area efficiency as tested by the National Renewable Energy Laboratory. We believe our X-Series solar panels are the highest efficiency solar panels available for the mass market, and we continue to focus on increasing cell efficiency even as we produce solar cells with over 25% efficiency in a lab setting. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power is incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower Signature black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Both our X-Series and E-Series panels have proven performance with low levels of degradation, as validated by third-party performance tests. Additionally, since fiscal 2016, we launched a line of solar panels under the Performance Series ("P-Series") product name. These products utilize a proprietary manufacturing process to assemble conventional silicon solar cells into panels with increased efficiency and reliability compared with conventional panels. Designed to target a new set of customers and global markets, we expect P-Series panels to contribute to the growth of all three of SunPower’s business segments.

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include mounting structures, charge controllers, grid interconnection equipment, and other devices, depending on the specific requirements of a particular system and project.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade AC power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded. We also have integrated microinverter technology that converts DC generated by a single solar photovoltaic panel into AC directly on the panel. We continue to develop next generation microinverters for use with our high efficiency solar panels. Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

Warranties

SunPower provides a combined 25-year standard solar panel product and power warranty for defects in materials and workmanship. The solar product warranty also warrants that E-Series and X-Series panels will provide 98% of the panel’s minimum peak power (MPP) rating for the first year, declining due to expected degradation by no more than 0.25% per year for the following 24 years, such that the power output at the end of year 25 will be at least 92% of the panel’s MPP rating. Our P-Series panels are warranted to provide 97% of the panel’s MPP rating for the first year, declining due to expected degradation by no more than 0.6% per year for the following 24 years, such that the power output at the end of year 25 will be at least 82.6% of the panel’s MPP rating. Our warranty provides that we will repair or replace any defective solar panels during the warranty period. We also pass through long-term warranties from the original equipment manufacturers of certain system components to customers for periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years.

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

We have an investment in Tendril Networks, Inc. We believe their data-driven, cloud-based, Energy Services Management Platform provides the infrastructure, analytics and understanding required to power the development of new Smart Energy applications that will deliver personalized energy services to residential customers.

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

We continue to develop next generation microinverters for use with our high efficiency solar panels in order to enhance our portfolio of Smart Energy solutions. Panels with these factory-integrated microinverters can convert direct current generated by the solar panel into alternating current, enabling optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total, our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our competitiveness. Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Research and Development."

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2018 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 31, 2017, advances to suppliers totaled $216.0 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate or if we are otherwise unable to fulfill our obligations under these supply agreements. For further information regarding our future prepayment obligations, please see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output over the next several years. For more information about risks related to our supply chain, including without limitation risks relating to announced tariffs on solar cells and modules imported into the U.S., please see "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

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

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facilities located in the Philippines and Malaysia. During fiscal 2017, we completed the construction of the solar cell manufacturing facility that we own and operate in the Philippines which has an annual capacity of 400 MW. The solar cell manufacturing facility we own and operate in Malaysia has a total rated annual capacity of over 800 MW.

We use our solar cells to manufacture our X- and E-series solar panels at our solar panel assembly facilities located in Mexico and France, while we source solar cells from third parties for use in our P-Series solar panels at our solar panel assembly facility in Mexico. Our solar panel manufacturing facilities have a combined total rated annual capacity of close to 1.9 GW.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We typically assemble proprietary components, while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our Equinox, Helix, and SunPower Oasis systems.

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

We work with development, construction, system integration, and financing companies to deliver our solar power products and solutions to wholesale sellers, retail sellers, and retail users of electricity. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Our utility-scale solar power systems are typically purchased by an investor or financing company, and operated as central-station solar power plants. In addition, our third-party global dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue" for our significant customers.

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•
Residential and Commercial: Canadian Solar Inc., Hanwha Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Jinko Solar, Mitsubishi Corporation, NRG Energy, Inc., Panasonic Corporation, Recurrent Energy, Sharp Corporation, SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., and Yingli Green Energy Holding Co. Ltd.

•
Power Plant Products: Hanwha Corporation, JA Solar Holdings Co., Trina Solar Ltd., Yinli Green Energy Holding Co., Ltd., Jinko Solar, Array Technologies, Inc. Soltec, Nextracker, Convert Italia, Arctech, First Solar Inc., Canadian Solar, and Conergy.

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

We believe that the key competitive factors in the market for solar systems include:

•	total system price;

•	LCOE evaluation;

•	CCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels and systems;

•	speed and ease of installation through modular solutions such as Oasis and Helix systems;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	established sales channels to customers;

•	timeliness of new product introductions;

•	bankability, strength, and reputation of our company; and

•	warranty protection, quality, and customer service.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “Demand Better Solar,” “Equinox Energy Systems and Design,” “Equinox Solar Systems and Design,” “Light on Land,” “Oasis Geo,” “PowerGuard,” “Powering a Brighter Tomorrow,” “PV-Dock,” “SunPower Horizons,” "Maxeon," "Oasis," "EnergyLink," "Equinox," "Helix," "InvisiMount," "Pantheon," "Serengeti," "Smarter Solar," "Solar Showdown," "SolarBridge," "Solaire," "Solaire Generation," "SunTile," "SunPower Electric," "SuPo Solar," "Tenesol, sun access provider," "TrueAC," "Greenbotics," "More Energy. For Life.," "The Planet's Most Powerful Solar," "The Power of One," and "The World's Standard for Solar," in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 31, 2017, we held registrations for 34 trademarks in the United States, and had 10 trademark registration applications pending. We also held 107 trademark registrations and had 43 trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 31, 2017, we held 507 patents in the United States, which will expire at various times through 2036, and had 310 U.S. patent applications pending. We also held 545 patents and had 896 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

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

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. Some states, such as California and Hawaii, have significantly expanded their renewable portfolio standards in recent years. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results," "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services," and "Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

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

The Iran Threat Reduction and Syria Human Rights Act of 2012

Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires us to disclose whether Total S.A. or any of its affiliates (collectively, the “Total Group”) knowingly engaged during the 2017 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (B) or (C) of Section 13(r) (1), affiliates of Total S.A. may be deemed to have engaged in certain transactions or dealings with the government of Iran that would require disclosure pursuant to Section 13(r) (1) (A) and (D), as discussed below. Unless otherwise noted, all foreign currency translations to U.S. dollars in this section are made using exchange rates as of December 31, 2017.

Exploration & Production

Following the suspension of certain international economic sanctions against Iran on January 16, 2016, the Total Group commenced various business development activities in Iran. Following the Heads of Agreement (“HOA”) signed on November 8, 2016 by National Iranian Oil Company (“NIOC”), Total E&P South Pars S.A.S. (“TEPSP”) (a wholly-owned affiliate of Total S.A.), CNPC International Ltd. (“CNPCI”) (a wholly-owned affiliate of China National Petroleum Company) and Petropars Ltd. (“Petropars”) (a wholly-owned affiliate of NIOC), these parties negotiated and then signed a 20-year risked service contract on July 3, 2017 (the “Risked Service Contract”) for the development and production of phase 11 of the South Pars gas field (“SP11”). The project is expected to have a production capacity of 2 Bcf/d or 400,000 boe/d including condensate, and to supply the Iranian domestic market starting in 2021. TEPSP (50.1%) is the operator of the SP11 project alongside CNPCI (30%) and Petropars (19.9%). These companies entered into a joint operating agreement in July 2017 concerning, among other things, the governance of their obligations under the Risked Service Contract and the designation of TEPSP as the project’s operator. A branch office of TEPSP was opened in 2017 in Tehran for this purpose.

The SP11 project is expected to be developed in two phases. The first phase, with an estimated cost of approximately $2 billion-equivalent, consists of 30 wells and 2 wellhead platforms connected to existing onshore treatment facilities by 2 subsea pipelines. Since the November 2016 HOA signature, Total S.A. has conducted engineering studies on behalf of the consortium and it initiated calls for tender during the third quarter of 2017 in order to award the contracts required to start developing the project in early 2018. At a later stage, once required by reservoir conditions, a second phase is expected to be launched involving the construction of offshore compression facilities.

The total required investment for the SP11 project is expected to be approximately $4 billion-equivalent, of which TEPSP would finance 50.1% via equity contributions and payments in non-U.S. currency. In the event of new or reinstated international economic sanctions, if such sanctions were to prevent TEPSP from performing under the Risked Service Contract, TEPSP expects to be able to withdraw from the Contract and recover its past costs from NIOC (unless such recovery is prevented by sanctions).

Also in 2017, the memorandum of understanding (“MOU”) entered into between Total S.A. and NIOC on January 16, 2016 to assess potential developments in Iran in compliance with remaining applicable international economic sanctions was amended to extend the MOU’s duration and include an additional potential oil and gas project, North Azadegan. In 2017, NIOC provided Total S.A. with technical data on the Azadegan oil field so that it could assess potential development of this field.

Representatives of Total S.A. held technical meetings in 2017 with representatives of NIOC and its affiliated companies in 2017 and carried out a technical review of the Azadegan (South & North) oil field as well as the Iran LNG Project (a project contemplating a 10 Mt/y LNG production facility at Tombak Port on Iran’s Persian Gulf coast), the results of which were partially disclosed to NIOC and relevant affiliated companies. In addition, Total S.A. signed two MOUs in 2017 with two international companies to evaluate the Azadegan oil field opportunity with NIOC.

During 2017, in connection with anticipated activities under the aforementioned Risked Service Contract and MOUs, and to discuss other new project opportunities, representatives of Total S.A. attended meetings with the Iranian oil and gas ministry and several Iranian companies with ties to the government of Iran. After the signing ceremony of the Risked Service Contract, senior management of Total S.A. attended a meeting with the President of Iran. In connection with travel to Iran in 2017 by employees of the Total Group, Total S.A. made payments to Iranian authorities for visas, airport services, exit fees, and similar travel-related charges. In addition, representatives of Total S.A. had a meeting in France with the Iranian ambassador and hosted official visits in France of representatives from the Iran Ministry of Petroleum, NIOC, and affiliates of NIOC for demonstrations of Total S.A.’s technical capabilities and expertise.

Following the signature of a confidentiality agreement in late 2016 among the Oman Ministry of Oil and Gas, NIGEC (a subsidiary of NIOC) and a group of international companies, including Total S.A., representatives of the Total Group attended meetings in 2017 with the parties to the agreement, including NIGEC, to discuss a potential project for the construction, operation and maintenance of a pipeline to supply natural gas from Iran to Oman as well as to market such gas.

Neither revenues nor profits were recognized from any of the aforementioned activities in 2017, except that TEPSP received payments of approximately $15 million equivalent from its partners under the Risked Service Contract, including NIOC, for the reimbursement of their respective shares of past costs incurred by TEPSP under the HOA and their respective shares of the costs and expenditures incurred in 2017 under the Risked Service Contract.

Concerning payments to Iranian entities in 2017, Total Iran BV (100%) and TEPSP (on behalf of the SP11 project joint venture partners) collectively made payments of approximately IRR 7 billion (approximately $210,000) to (i) the Iranian administration for taxes and social security contributions concerning the personnel of the aforementioned branch office and residual buyback contract-related obligations, and (ii) Iranian public entities for payments with respect to the maintenance of the aforementioned branch office (e.g., utilities, telecommunications). Total S.A. expects similar types of payments to be made by these affiliates in 2018 albeit in higher amounts due to increased business development activity in Iran.

Furthermore, Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate, holds a 43.25% interest in a joint venture at the Bruce field in the UK with BP Exploration Operating Company Limited (“BP”, 37%), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%). This joint venture is party to an agreement (the “Bruce Rhum Agreement”) governing certain transportation, processing and operation services provided to a joint venture at the Rhum field in the UK that is co-owned by BP (50% operator) and the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC (50%). In 2017, TEP UK liaised directly with IOC concerning its interest in the Bruce Rhum Agreement and it provided services to IOC under the Bruce Rhum Agreement. TEP UK is also party to an agreement with BP whereby TEP UK shall under certain conditions use reasonable endeavors to export Rhum natural gas liquids from the St Fergus Terminal. TEP UK conducts activities pursuant to this agreement only when the primary export route for Rhum natural gas liquids is not available, and is subject to BP having title to all of the Rhum natural gas liquids to be exported, and a valid OFAC license for the activity. In 2017, the aforementioned activities generated for TEP UK gross revenue of approximately £3.9 million (approximately $5.3 million) and net profit of approximately £2.3 million (approximately $3.1 million). TEP UK expects to continue these activities in 2018.

Other segments

The Total Group does not own or operate any refineries or chemical plants in Iran and did not purchase Iranian hydrocarbons prior to 2016 when prohibited by applicable EU and U.S. economic.

The Total Group continued its trading activities with Iran in 2017 via its wholly-owned affiliate TOTSA TOTAL OIL TRADING SA, which purchased approximately 58 Mb of Iranian crude oil for nearly €2.6 billion (approximately $3.1 billion) pursuant to a mix of spot and term contracts. In connection with these purchases, CSSA Chartering and Shipping Services SA, a wholly-owned affiliate, chartered vessels owned by an entity with ties to the government of Iran to transport this crude oil. Total S.A. is not able to estimate the gross revenue and net profit related to these purchases, because most of this crude oil was used to supply the Total Group’s refineries. However, approximately 6.6 Mb of this crude oil were sold to entities outside of the Total Group. In addition, in 2017 approximately 14 Mb of petroleum products were bought from/sold to entities with ties to the government of Iran. These activities generated gross revenue of nearly €1.1 billion (approximately $1.3 billion) and a net loss of approximately €5.7 million (approximately $6.9 million). The affiliates expect to continue these activities in 2018.

Saft Groupe S.A. (“Saft”), a wholly-owned affiliate of the Total Group, in 2017 sold signaling and backup battery systems for metros and railways as well as products for the utilities and oil and gas sectors to companies in Iran, including some having direct or indirect ties with the Iranian government. In 2017, this activity generated gross revenue of approximately €3.2 million (approximately $3.8 million) and net profit of approximately €0.4 million (approximately $0.5 million). Saft expects to continue this activity in 2018.

Saft also attended the Iran Oil Show in 2017, where it discussed business opportunities with Iranian customers, including those with direct or indirect ties with the Iranian government. Saft expects to conduct similar business development activities in 2018.

Total Eren, a company in which Total Eren Holding holds an interest of 68.76% (Total S.A. owns 33.86% of Total Eren Holding), had preliminary discussions in 2017 for possible investments in renewable energy projects in Iran, including meetings with ministries of the Iranian government. Neither revenues nor profits were recognized from this activity in 2017, and the company expects to continue this activity in 2018.

In relation to a non-binding MOU signed in 2016 with National Petrochemical Company (“NPC”), a company owned by the government of Iran, to consider a project for the construction in Iran of a steam cracker and polyethylene production lines, representatives of Total Raffinage Chimie (“TRC”), a wholly-owned affiliate of Total S.A., made several visits to Iran in 2017 to discuss the project with representatives of NPC. In addition, the Iranian Ministry of Petroleum issued in January 2017 a resolution allocating to the potential project certain amounts of ethane, ethylene and polyethylene. This resolution was renewed by the Ministry of Petroleum in July 2017. No revenue or profit from these activities was recognized in 2017 and similar activities are expected to continue in 2018.

The company Le Joint Français, a wholly-owned affiliate of Total S.A., sold vehicular O-ring seals in 2017 to Iran Khodro, a company in which the government of Iran holds a 20% interest and which is supervised by Iran’s Industrial Management Organization. This activity generated gross revenue of approximately €700,000 (approximately $841,540) and net profit of approximately €34,000 (approximately $40,875). The company expects to continue this activity in 2018.

Paulstra S.N.C., a wholly-owned affiliate of Total S.A., obtained in 2017 an order from Iran Khodro to sell vehicular anti-vibration systems over a 5-year period. In 2017, this activity generated gross revenue of approximately €270,000 (approximately $324,594) and net profit of approximately €20,000 (approximately $24,044). Paulstra S.N.C. also sold vehicular anti-vibration systems in 2017 to Saipa, an Iranian company in which the Industrial & Development Organization of Iran holds a 35.75% interest. This activity generated gross revenue of approximately €3,000 (approximately $3,607) and net profit of approximately €900 (approximately $1,082). The company expects to continue these activities in 2018.

Hutchinson S.N.C., a wholly-owned affiliate of Total S.A., sold vehicular body sealing and hoses in 2017 to Iran Khodro. This activity generated gross revenue of approximately €2.7 million (approximately $3.2 million) and net profit of approximately €171,000 (approximately $205,576). The company expects to continue these activities in 2018.

Industrielle Desmarquoy S.N.C., a wholly-owned affiliate of Total S.A., sold vehicular plastic sealing in 2017 to Iran Khodro. This activity generated gross revenue of approximately €7,400 (approximately $8,896) and net profit of approximately €600 (approximately $721). The company expects to continue this activity in 2018.

Hanwha Total Petrochemicals (“HTC”), a joint venture in which Total Holdings UK Limited (a wholly-owned affiliate of Total S.A.) holds a 50% interest and Hanwha General Chemicals holds a 50% interest, purchased nearly 44 Mb of condensates from NIOC for approximately KRW 2,600 billion (approximately $2.4 billion). These condensates are used as raw material for certain of HTC’s steam crackers. HTC also chartered seven tankers of condensates with National Iranian Tanker Company (NITC), a subsidiary of NIOC, for approximately KRW 16 billion (approximately $14.9 million). The Total Group expects to continue these activities in 2018.

Total Research & Technology Feluy, a wholly-owned affiliate of Total S.A., Total Marketing & Services, a company wholly-owned by Total S.A. and six employees (“TMS”), and TRC paid in 2017 fees totaling approximately €4,000 (approximately $4,809) to Iranian authorities related to various patents, consistent with the authorization for certain transactions and payments in connection with patent, trademark, copyright or other intellectual property protection under Section 560.509 of the U.S. Iranian Transactions and Sanctions Regulations. Similar payments are expected to be made in 2018.

The members of the Total Group paid fees in 2017 of approximately €2,000 (approximately $2,404) to Iranian authorities related to the maintenance and protection of trademarks and designs. Similar payments are expected to be made in 2018.

Until December 2012, at which time it sold its entire interest, the Total Group held a 50% interest in the lubricants retail company Beh Total (now named Beh Tam) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Total Group’s interest in Beh Tam, Total S.A. agreed to license the trademark “Total” to Beh Tam for an initial 3-year period for the sale by Beh Tam of lubricants to domestic consumers in Iran. In 2014, Total E&P Iran (“TEPI”), a wholly-owned affiliate, received, on behalf of Total S.A., royalty payments of approximately IRR 24 billion (nearly $1 million) from Beh Tam for such license. These payments were based on Beh Tam’s sales of lubricants during the previous calendar year. In 2015, royalty payments were suspended notably due to a procedure brought by the Iranian tax authorities against TEPI. As of the end of 2017, no royalty payments had been received since 2015, but the payment of outstanding royalties in favor of Total S.A. is expected in 2018. In addition, representatives of Total Oil Asia-Pacific Ltd, a wholly-owned affiliate of Total S.A., made several visits to Behran Oil during 2017 regarding the potential purchase of 50% of the share capital of Beh Tam. As of the end of 2017, no agreement had been reached and no money was paid or received by either company. Further discussions are expected to take place in 2018.

Total Marketing Middle East FZE, a wholly-owned affiliate of Total S.A., sold lubricants to Beh Tam in 2017. The sale in 2017 of approximately 392 tons of lubricants and special fluids generated gross revenue of approximately AED 8.1 million (approximately $2.2 million) and net profit of approximately AED 3.7 million (approximately $1.0 million). The company expects to continue this activity in 2018.

Total Marketing France (“TMF”), a company wholly-owned by TMS, provided in 2017 fuel payment cards to the Iranian embassy and delegation to UNESCO in France for use in the Total Group’s service stations. In 2017, these activities generated gross revenue of approximately €17,000 (approximately $20,437) and net profit of approximately €1,000 (approximately $1,202). The company expects to continue this activity in 2018.

TMF also sold jet fuel in 2017 to Iran Air as part of its airplane refueling activities in France. The sale of approximately one million liters of jet fuel generated gross revenue of approximately €450,000 (approximately $540,990) and net profit of approximately €9,500 (approximately $11,421). The company expects to continue this activity in 2018.

Total Belgium, a wholly-owned affiliate of Total S.A., provided in 2017 fuel payment cards to the Iranian embassy in Brussels (Belgium) for use in the Total Group’s service stations. In 2017, these activities generated gross revenue of approximately €1,500 (approximately $1,803) and net profit of approximately €300 (approximately $361). The company expects to continue this activity in 2018.

Proxifuel, a wholly-owned affiliate of Total S.A., sold in 2017 domestic heating oil to the Iranian embassy in Brussels. In 2017, these activities generated gross revenue of less than €1,000 (approximately $1,202) and net profit of less than €100 (approximately $120). The company expects to continue this activity in 2018.

Caldeo, a company wholly-owned by TMS, sold in 2017 domestic heating oil to the Iranian embassy in France, which generated gross revenue of approximately €1,100 (approximately $1,322) and net profit of less than €200 (approximately $240). The company expects to continue this activity in 2018.

Total Lubrifiants, a company owned 99.99% by TMS (the remaining shares being held by one employee and five non-Total Group individual shareholders), received in 2017 three payments totaling €350,000 (approximately $420,770) from NITC in payment of unpaid invoices from 2010. The company may receive similar payments in 2018.

Employees

As of December 31, 2017, we had approximately 7,306 full-time employees worldwide, of which 1,106 were located in the United States, 1,883 were located in the Philippines, 1,601 were located in Malaysia, and 2,716 were located in other countries. Of these employees, 5,206 were engaged in manufacturing, 937 in construction projects, 282 in research and development, 420 in sales and marketing, and 461 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, results of operations, and financial condition. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material that may also harm our business, results of operations, and financial condition.

Risks Related to Our Sales Channels

Our operating results are subject to significant fluctuations and are inherently unpredictable.

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue and operating results are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that we derive a substantial portion of our total revenues from our large commercial and utility-scale and power plant customers, and, consequently:

•
the amount, timing and mix of sales to our large commercial, utilities, and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results because, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter;

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

•	a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue;

•	our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach these agreements;

•	in the event of a customer bankruptcy, our customers may seek to terminate or renegotiate the terms of current agreements or renewals; and

•	the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations.

Any decrease in revenue from our large commercial and utility-scale power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See also under this section "Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition."
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
We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our operating results for that quarter. See also under this section, “Risks Related to Our Sales Channels—Our business could be adversely affected by seasonal trends and construction cycles,” “Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results,” and “Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”
Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.
On January 23, 2018, the President issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”) pursuant to a Section 201 petition filed by Suniva, Inc., which Solar World Americas Inc. later joined, regarding foreign-manufactured photovoltaic ("PV") cells and modules. Modules will be subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 15% in 2021. Cells will be subject to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules. It is uncertain how the quota will be allocated and administered, and further guidance is pending from the International Trade Commission. Tariffs went into effect on February 7, 2018.
The tariffs imposed, if our products are not ultimately exempted, could materially and adversely affect our business and results of operations. Although we are actively engaged in efforts to obtain an exemption for our technology from these tariffs, and are pursuing other mitigating actions, there is no guarantee that these efforts will be successful.
In the near term, uncertainty surrounding the potential implications of the tariffs imposed to the U.S. solar market, and whether specific products may be excluded, is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs, if our products are ultimately determined to be subject to them, could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. With the uncertainties associated with the Section 201 trade case, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, as more information becomes available, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term, resulting in the need to write down certain long-lived assets to fair value. Our estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. While our estimate of undiscounted cash flows exceeded the long-lived assets carrying amounts, based on the information currently available for evaluation as of the filing date, uncertainties surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions remain. We will perform a comprehensive review of our long-term strategy as a result of these tariffs in the coming months and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. Any of the above factors would materially and adversely affect our business, revenues, margins, assets recoverability, results of operations, and cash flows. See also under this section, “Risks Related to Our Sales Channels—If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “Risks Related to Our Sales Channels—The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.”
The successful execution of our strategic plans is dependent in part upon our ability to pursue and successfully complete certain strategic transactions, divestitures, and other ventures, and failure to consummate such transactions could materially adversely affect our business, financial condition, and results of operations.
A significant element of our strategic plan is to pursue and successfully complete certain strategic transactions, divestitures, and other ventures that complement our ongoing restructuring plans. We may divest certain interests or business segments, or enter into similar transactions, in order to enhance our liquidity and further our strategic objectives.
It is possible that we may not be able to identify suitable prospective buyers for the non-core assets we seek to divest, or if we do identify such buyers, we may not be successful in negotiating and completing those transactions on terms acceptable to us, or at all. The inability to identify suitable prospective buyers or strategic partners, or the inability to complete such transactions, could negatively affect the execution of our business strategy.
Even if we succeed in engaging appropriate prospective buyers or strategic partners upon commercially acceptable terms, the transactions involve various risks, including potential disruption of existing operations, diversion of management and financial resources, inefficiency during transition periods, and possible loss of key employees and customers. Strategic transactions are subject to numerous other uncertainties, including unforeseen transaction fees and expenses, satisfaction of conditions precedent to closing such transactions, required regulatory approvals, and potential initiation of legal proceedings in response to such transactions, as well as reputational harm that may result.
There can also be no assurance that the expected strategic and financial benefits of any such transactions, once consummated, will materialize. The failure of one or more of our strategic transactions to yield anticipated results, or the realization of any of the risks described above, could have a material adverse effect on our business, financial condition, and results of operations.
For example, as further discussed under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing", we are exploring the sale of our residential lease portfolio interest, and, although this transaction is in the early stages and no final decision as to any particular structure has been reached, we determined it was necessary to record net impairment charges of $624.3 million for the year ended December 31, 2017 in our Residential Segment. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, the Company allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $150.6 million. As a result, the net impairment charges attributable to SunPower stockholders totaled $473.7 million for the year ended December 31, 2017 and were recorded within the Residential Segment. The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply significant judgment in determining the fair value of the residential lease portfolio. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, details and timing of which are subject to change as the sales process continues, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations.
In June 2015, 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint YieldCo vehicle formed by us and First Solar, Inc. ("First Solar") to own, operate and acquire solar energy generation assets, launched an initial public offering of Class

A shares representing its limited partner interests. The IPO was consummated on June 24, 2015, whereupon the Class A shares were listed on The NASDAQ Global Select Market under the trading symbol “CAFD.”
Immediately after the IPO, we contributed a portfolio of solar generation assets to 8point3 Energy Partners in exchange for cash proceeds as well as equity interests in several 8point3 Energy Partners affiliated entities (collectively, the “8point3 Group”). Additionally, we entered into a Right of First Offer Agreement with 8point3 Energy Partners in connection with the IPO under which we granted 8point3 Energy Partners a right of first offer to purchase certain of our solar energy projects that are in various stages of development in our project pipeline. In connection with the divestiture transaction discussed below, we have entered into a waiver agreement with 8point3 Energy Partners waiving their rights of first offer while the transaction is pending. If the divestiture transaction does not close successfully, the 8point3 Energy Partners rights of first offer will be reinstated. We have sold four of these projects to 8point3 Energy Partners to date.
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
In fiscal 2017, following a review of our strategic alternatives, we decided to explore a divestiture jointly with First Solar. On February 5, 2018, 8point3 Energy Partners entered into an Agreement and Plan of Merger with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors (collectively, “Capital Dynamics” and the transaction, the “Divestiture Transaction”), and we entered into a Support Agreement, which obligates us to support the transaction. The Divestiture Transaction is subject to customary conditions and approvals, and the details and timing are subject to change. Successful closure of the Divestiture Transaction is not assured.
We believe that the viability of our YieldCo strategy, unless and until the sale of our equity interest in the 8point3 Group is completed, will depend, among other things, upon our ability to continue to develop revenue-generating solar assets, to build and manage relationships with sponsors, and to productively manage our relationship with First Solar (including within the context of the sale process) and the 8point3 Group, which are subject to the project-level, joint venture relationship, business, and industry risks described herein. There can be no assurance that we will be able to successfully close the Divestiture Transaction. If we are unable to successfully close the Divestiture Transaction within a reasonable time frame, our business, financial condition, and results of operations could be materially adversely affected (including without limitation by depriving us of a source of liquidity to repay our convertible debentures due June 1, 2018). In addition, if we are unable to close the Divestiture Transaction, there is no assurance that we will be able to realize the strategic and financial benefits that we expect to derive from our YieldCo strategy and our investment in the 8point3 Group in particular, our business, financial condition and results of operations could be materially adversely affected.
There is no assurance that we will realize a return on our equity investments in the 8point3 Group. The ability of the 8point3 Group to make cash distributions will depend primarily upon its cash flow, which is not solely a function of 8point3 Energy Partners’ profitability. There is no assurance that we will receive any further cash distributions. Accordingly, we may never recover the value of the assets we contribute to the YieldCo vehicle, and we may realize less of a return on such contribution than if we had retained or operated these assets. In addition, 8point3 Energy Partners may be unable to obtain funding through the sale of equity securities or otherwise. If adequate funds and other resources are not available on acceptable terms, the 8point3 Group may be unable to purchase assets that we wish to sell, or otherwise function as anticipated and planned. In such event, our YieldCo strategy may not succeed, and our business, financial condition and results of operations would be materially adversely affected.
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program, and our customers, and is affected by general economic conditions and other factors.
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
Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and results of operations. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers. In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell our interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. To date, although this transaction is in the early stages and no final decision on any particular structure has yet been reached, the Company has obtained information from potential purchasers regarding their expression of interest in a potential transaction. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing."
The availability of financing depends on many factors, including market conditions, the demand for and supply of solar projects, and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives. In the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we have needed to identify interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look toward markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and results of operations. In addition, with the recent passage of comprehensive reform of the Code, the impact of revisions to various industry-specific tax incentives, such as accelerated depreciation, and an overall reduction in corporate tax rates may lead to changes in the market and availability of tax equity investors.
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
If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer.

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to our products’ higher efficiency, among other things. Given the general downward pressure on prices for solar panels driven by increasing supply and technological change, as well as tariffs imposed pursuant to the recent Section 201 action, which are applicable to our products if our products are not ultimately exempted, a principal component of our business strategy is reducing our costs to manufacture our products to remain competitive. We also focus on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, or if competitor products are exempted from tariffs and quotas and ours are not, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.
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
Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected. We have new products, such as our P-Series, which have not yet been mass-deployed in the market. We need to prove their reliability in the field as well as drive down their cost in order to gain market acceptance.
As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business’s operating results and financial condition. See also under this section, “Risks Related to Our Sales Channels—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our financial results to be different than forecasted. Finally, the imposition by the U.S. of tariffs and quotas, if finally determined to be applicable to our products, could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. See also under this section, “Risks Related to Our Sales Channels—If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “Risks Related to Our Sales Channels—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; and in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as the extension at the end of 2015 of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.
Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also under this section, “Risks Related to Our Sales Channels—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced restructuring plans in August 2016 and December 2016 to realign our downstream investments, optimize our supply chain, and reduce operating expenses, in response to market dislocation, including expected near-term challenges primarily relating to our power plant and commercial segments, and to reduce costs and focus on improving cash flow while positioning us to succeed in the next phase of industry growth. While we are nearing completion of these restructuring plans, additional actions may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods associated with our restructuring. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see our Current Reports on Form 8-K filed on August 9, 2016 and December 7, 2016 and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring."

SunPower Solutions, a new division of our Power Plant segment, is a new business strategy for us, which will require significant resources and management attention, and we may not be successful in achieving our strategic goals as we shift our business focus in this area from power plant development services to component sales.

In 2017, we created the SunPower Solutions division of our Power Plant segment as part of our ongoing restructuring, in an effort to shift focus from power plant development services to component sales. Through SunPower Solutions, we supply our leading SunPower Oasis Power Plant technology directly to power plant developers and engineering, procurement, and construction providers in new and existing solar markets. In connection with our restructuring and this business transformation, we have implemented a number of strategic initiatives, including expanding our market footprint and global brand awareness, enhancing our project selection focus, driving cost reduction and demand volume, and optimizing our business support functions. However, there is no assurance that we will be able to implement this business strategy effectively or profitably over the long term, or that our transformation will result in improved sales or operating results.
Furthermore, the success of our SunPower Solutions offerings will depend in large part upon our ability to identify suitable projects and provide customers with products that meet their deployment and functionality needs. We may face challenges and delays in the development of this business as the marketplace for products and services evolves in response to customer demand. Moreover, as we shift our emphasis to component sales, we will also compete with existing players in this sector, many of whom are established and have significant resources and existing customer relationships.
Even if we succeed in developing our sales pipeline, we may not be able to consistently ascertain and allocate the appropriate financial and human resources necessary to grow this business area. We may invest considerable capital in developing this strategy, but fail to achieve satisfactory financial return. In light of these risks and uncertainties, there can be no assurance that we will realize a profit from this new business line or that diverting our management’s attention to this new business line will not have a negative impact on our existing businesses, any of which may have a material adverse effect on our financial condition and results of operations.
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

As our sales to residential customers have grown, we have increasingly become subject to substantial financing and consumer protection laws and regulations.

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
In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also under this section “Risks Related to Our Supply Chain—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.
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

Even though over the long term we expect our customer base and our revenue streams to diversify, a substantial portion of our revenues will continue to depend on sales to a limited number of customers, and the loss or delay of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. In fiscal 2017, our top customer accounted for 13% of our total revenue. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially affect our financial results. In addition, if construction, warranty or operational challenges arise on a larger project, or if the timing of such a project unexpectedly changes for other reasons, our financial results could be materially, adversely affected. Our agreements for such projects may be canceled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, or if we materially breach the governing agreements, or in the event of a customer’s or project entity’s bankruptcy, our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to make payments when due, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially adversely affect our business, results of operations and financial condition.
We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our operating results.

Our product sales to residential dealers and components customers typically are not made under long-term agreements. We often contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although cancellations of our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our operating results to fluctuate and may result in a material adverse effect in our business, results of operations, and financial condition. In addition, since we rely partly on our network of international dealers for marketing and other promotional programs, if our dealers fail to perform up to our standards, our operating results could be adversely affected.
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

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems for sale to customers. Developing and constructing solar power projects requires significant time and substantial initial investment. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See under this section, “Risks Related to Our Operations—Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments", "Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition, and "Risks Related to Our Sales Channels—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."
Our capital expenditures and use of working capital may be greater than we anticipate if sales and associated receipt of cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. See under this section, “Risks Related to Our Liquidity—We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, as of December 31, 2017, had an outstanding amount of $30.1 million. Our bilateral letter of credit agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), Credit Agricole Corporate and Investment Bank (“Credit Agricole”), and HSBC Bank USA, National Association, which as of December 31, 2017 had an outstanding amount of $173.7 million, are guaranteed by Total S.A. pursuant to the Amended and Restated Revolving Credit Agreement between us and Total S.A. dated June 23, 2017 (the “Amended and Restated Credit Agreement”). Any draws under these uncollateralized facilities would require us to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.
In addition, the Amended and Restated Credit Support Agreement will mature on August 26, 2019 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.
We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power plants, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with (i) Credit Agricole and with (ii) Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs"). As of December 31, 2017, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole. We have the ability to borrow up to $95.0 million under this revolving credit facility pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Transactions with Total and Total S.A."). On May 4, 2016, the Company entered into a revolving credit facility (as amended to date, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company was able to borrow up to $200 million. The Construction Revolver also included a $100 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that the Company may borrow to $50 million. As of December 31, 2017, we had $46.8 million available under the Construction Revolver.
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

We currently have a significant amount of debt and debt service requirements. As of December 31, 2017, we had approximately $1.6 billion of outstanding debt for borrowed money.

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
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, "Risks Related to Our Operations—We may in the future be required to consolidate the assets, liabilities, and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results", "Risks Related to Our Sales Channels—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows," and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies—Liquidity.”
Although we are currently in compliance with the covenants contained in our debt agreements, we cannot assure you that we will be able to remain in compliance with such covenants in the future. We may not be able to cure future violations or obtain waivers from our creditors in order to avoid a default. An event of default under any of our debt agreements could have a material adverse effect on our liquidity, financial condition, and results of operations.
Our current tax holidays in the Philippines and Malaysia will expire within the next several years, and other related international tax developments could adversely affect our results.

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority (“PEZA”), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $5.6 million, $10.0 million, and $21.2 million in fiscal 2017, 2016, and 2015, respectively, which provided a diluted net income (loss) per share benefit of $0.04, $0.07, and $0.16 in fiscal 2017, 2016, and 2015, respectively.
Our income tax holidays were granted as manufacturing lines were placed in service. We plan to apply for extensions and renewals upon expiration; however, while we expect all approvals to be granted, we can offer no assurance that they will be. We believe that if our Philippine tax holidays are not extended or renewed, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and adversely affect our business, financial condition and results of operations.
We had an auxiliary company ruling in Switzerland until 2016. In 2017, we continued to qualify for the auxiliary company status in Switzerland where we sell our solar power products. The auxiliary company status entitles us to a tax rate of 11.5% in Switzerland, reduced from approximately 24.2%. Tax savings associated with this ruling were approximately $2.4 million, $1.9 million, and $1.6 million in fiscal 2017, 2016, and 2015, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.01, and $0.01 in fiscal 2017, 2016, and 2015, respectively.
We also benefit from a tax holiday granted by the Malaysian government, subject to certain hiring, capital spending, and manufacturing requirements. We have successfully negotiated with the Malaysian government to modify the requirements of the tax holiday; we are currently in compliance with the modified requirements of the tax holiday. We received approval from the Malaysian government of the extension of our tax holiday for a second five-year term (through June 30, 2021). Tax savings associated with the Malaysia tax holiday were approximately $6.8 million and $2.0 million in fiscal 2017 and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.05 and $0.01 in fiscal 2017 and 2016, respectively. Although we were granted the extension, should we fail to meet certain requirements in the future and are unable to renegotiate the tax ruling further, we could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our business.
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
A change in our effective tax rate could have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws or the interpretation of such tax laws (for example U.S. and international tax reform); changes in U.S. generally accepted accounting principles (U.S. GAAP); expiration or the inability to renew tax rulings or tax holiday incentives. A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "The Tax Cuts and Jobs Act" and, as enacted, the "Act"). The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.  The Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Act in our financial statements. As additional regulatory guidance is issued by applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our provisional amounts. For more information, see "Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements—Note 13. Income Taxes."
Changes made to the Code by the Act — in particular, the reduction of the U.S. federal corporate tax rate from 35% to 21% — could affect the cost of capital provided by third-party investors for our projects. In particular, the reduction of the U.S. federal corporate tax rate from 35% to 21% decreases the value of depreciation to potential tax equity investors who may, as a result, require higher cash flow from solar project customers, and investors in SunPower solar energy projects may pay less for the project, in each case to compensate for the lower tax benefit value.
Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See also “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13. Income Taxes.”
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving (for example, those relating to the Actions currently being undertaken by the OECD and similar actions by the G8 and G20) and U.S. tax reform may lead to further changes in (or departure from) these norms. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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

We rely on a limited number of third-party suppliers for certain raw materials and components for our solar cells, panels and power systems, such as polysilicon, inverters and module material. If we fail to maintain our relationships with our suppliers or to build relationships with new suppliers, or if suppliers are unable to meet demand through industry consolidation, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay.
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

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 31, 2017, our subsidiaries had approximately $412.3 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 4.00% debentures due 2023, our 0.875% debentures due 2021, and our 0.75% debentures due 2018.

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

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	potentially adverse tax consequences associated with current, future or deemed permanent establishment of operations in multiple countries;

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

•	one-time transition tax by the U.S. on earnings of certain foreign subsidiaries that were previously tax deferred;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the U.S. and similar laws outside of the U.S.).

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

The success of our manufacturing operations is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer or cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but which may not be successful;

•	our ability to obtain or maintain third-party financing to fund capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by our manufacturing partners;

•	difficulties in hiring and retaining key technical, management, and other personnel;

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations; and

•	tariffs imposed on imported solar cells and modules which may cause market volatility, price fluctuations, supply shortages, and project delays.

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

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC, which is administered by the U.S. Treasury Department (“Treasury”). The ITC allows qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. Treasury also made payments under the Cash Grant program in lieu of the ITC for projects which commenced construction prior to December 31, 2011 and completed construction by December 31, 2016. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for CVSR and Solar Star. We have also accounted for certain projects and programs in our business using the same assumptions.
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
There are continuing developments in the interpretation and application of how companies should calculate their eligibility and level of Cash Grant and ITC incentives. There have been recent cases in the U.S. district courts that challenge the criteria for a true lease, which could impact whether the structure of our residential lease program qualifies under the Cash Grant and ITC. Additionally, the Office of the Inspector General of the Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the Cash Grant program, including potential misrepresentations concerning the fair market value of certain solar power systems submitted for Cash Grant. While we have not received a subpoena, we could be asked to participate in the information gathering process. The results of the current investigation could affect the underlying assumption used by the solar industry, including us, in our Cash Grant and ITC applications, which could reduce eligibility and level of incentives and could adversely affect our results of operations and cash flows. If the IRS redetermines the amount of the cash grant awards, investors may be required to make corresponding adjustments to their taxable income or other changes. Such adjustments may provide us with an indication of IRS practice regarding the valuation of residential leased solar assets, and we would consider such adjustments in our accounting for our indemnification obligations to investors who receive cash grants and investment tax credits.
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
If we cannot offer residential lease customers an attractive value proposition due to an inability to continue to monetize tax benefits in connection with our residential lease arrangements, an inability to obtain financing for our residential lease program, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retail electricity, or other reasons, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, and financial condition.

Our residential lease program has been eligible for the ITC and Cash Grant. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC will be reduced from approximately 30% of the cost of the solar system to approximately 26% for solar systems placed into service after December 31, 2019, and then further reduced to approximately 22% for solar systems placed into service after December 31, 2020, before being reduced permanently to 10% for commercial projects and 0% for residential projects. In addition, Cash Grants are no longer available for new solar systems.
Changes in existing law and interpretations by the IRS, Treasury, and the courts could reduce the willingness of financing partners to invest in funds associated with our residential lease program. Additionally, benefits under the Cash Grant and ITC programs are tied, in part, to the fair market value of our systems, as ultimately determined by the federal agency administering the benefit program. This means that, in connection with implementing financing structures that monetize such benefits, we need to, among other things, assess the fair market value of our systems in order to arrive at an estimate of the amount of tax benefit expected to be derived from the benefit programs. We incorporate third-party valuation reports that we believe to be reliable into our methodology for assessing the fair market value of our systems, but these reports or other elements of our methodology may cause our fair market value estimates to differ from those ultimately determined by the federal agency administering the applicable benefit program. If the amount or timing of Cash Grant payments or ITC received in connection with our residential lease program varies from what we have projected, due to discrepancies in our fair value assessments or otherwise, our revenues, cash flows, and margins could be adversely affected.
Additionally, if any of our financing partners that currently provide financing for our solar systems decide not to continue to provide financing due to general market conditions, changes in tax benefits associated with our solar systems, concerns about our business or prospects, or any other reason, or if they materially change the terms under which they are willing to provide future financing, we will need to identify new financing partners and negotiate new financing terms.
See also under this section, “Risks Related to Our Supply Chain—A change in our 1603 Treasury cash grant proceeds or solar investment tax credit could adversely affect our business, revenues, margins, results of operations and cash flows.”
We have to continuously build and improve infrastructure to support our residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our financial results. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. See also under this section, “Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program, and our customers, and is affected by general economic conditions.”
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
Our leases are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our residential lease program. As we look to extend the third-party ownership model outside of the United States, we will be faced with the same risks and uncertainties we have in the United States. Our growth outside of the United States could depend on our ability to expand the third-party ownership model, and our failure to successfully implement a third-party ownership model globally could adversely affect our financial results.
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

We act as the general contractor for many of our customers in connection with the installation of our solar power systems. Some customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, or may require other forms of liquidity support. Due to the general performance risk inherent in construction activities, it has become increasingly difficult to attain suitable bonding agencies willing to provide performance bonding. Obtaining letters of credit may require collateral. In the event we are unable to obtain bonding, sufficient letters of credit, or other liquidity support, we will be unable to bid on, or enter into, sales contracts requiring such bonding.
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
In addition, the contracts with some of our larger customers obligate us to pay substantial penalty payments for each day or other period beyond an agreed target date that a solar installation for any such customer is not completed, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited to a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.
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

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years, including our 8point3 joint venture with First Solar, our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015, our acquisition of 100% of the equity voting interest in our former joint venture AUO SunPower Sdn. Bhd. in fiscal 2016, and our entry into a manufacturing joint venture in China in 2017. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into additional joint ventures or other strategic initiatives.
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

•
potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities or work councils, which could delay or prevent acquisitions, delay our ability to achieve synergies, or adversely impact our successful operation of acquired companies or joint ventures;

•	potential necessity to re-apply for permits of acquired projects;

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control; for example, our ability to effectively manage 8point3 with First Solar;

•	differences in philosophy, strategy, or goals with our joint venture partners;

•	subsequent impairment of the acquired assets, including intangible assets; and

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters, and liabilities associated with compliance with laws (for example, the FCPA).

The success of 8point3 Energy Group is subject to additional risks described in this section under “Risks Related to Our Sales Channels—We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations.”

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

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. We continue to acquire businesses outside of the United States and operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. While we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
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

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely affect our operations. We have experienced significant turnover in our management team in the recent past, and we are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation. We also anticipate that over time we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative, and accounting personnel. In recent years, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.
We may not be able to expand our business or manage our future growth effectively.

We may not be able to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:

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
We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under this section “Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”
We depend on third-party contract manufacturers to assemble a portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

We outsource a portion of module manufacturing to contract manufacturers in China. As a result of outsourcing this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields, production costs and tariffs. If the operations of our third-party contract manufacturers were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to third-party contract manufacturers or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.
While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2017, 2016, and 2015, our internal control over financial reporting and our disclosure controls and procedures were effective.
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
On June 6, 2006, we ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. During fiscal 2015 and fiscal 2016, we recorded an estimated liability to Cypress of $3.5 million and $0.2 million, respectively. We filed amended tax returns and carried back 2016 generated net operating losses to tax year 2015. The net operating losses were utilized in lieu of the Cypress's tax credits. Accordingly, we reduced the estimated liability to Cypress by $2.6 million. The future tax liability expected as of December 31, 2017 is $2.6 million.
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

As of December 31, 2017, we estimate that we have available to offset future taxable income approximately $629.3 million of federal and $524.7 million of California state operating loss carry-forwards, which expire at various dates from 2028 to 2036, federal credit carryforwards of approximately $75.3 million, which expire at various dates from 2018 to 2036, and $9.0 million of California state credit carryforwards that do not expire. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.
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

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the European Union’s General Data Protection Regulation (“GDPR”), which comes into effect in May 2018. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.
A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, when it comes into effect in May 2018, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.
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

Our business requires us to use and store customer, employee, and business partner PII. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Malicious attacks to gain access to PII affect many companies across various industries, including ours.
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
See also under this section, “Risks Related to Our Intellectual Property—We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”
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

"SunPower" and the SunPower logo are our registered trademarks in certain countries, including the United States, for uses that include solar cells and solar panels. We are seeking registration of these trademarks in other countries, but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower, Maxeon, Oasis, EnergyLink, InvisiMount, Greenbotics, SolarBridge, The Power of One, and many more marks, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” or a variation thereof, or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.
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

Our debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of December 31, 2017, we and our subsidiaries had $1.1 billion in principal amount of senior unsecured indebtedness outstanding, which ranks pari passu with our debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $300.0 million revolving credit facility with Credit Agricole, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of December 31, 2017, we and our subsidiaries had $466.8 million in principal amount of senior secured indebtedness outstanding, which includes $83.1 million in non-recourse project debt and $383.7 million in non-recourse long-term debt related to our residential lease business. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. For a discussion the impact of our liquidity on our ability to meet our payment obligations under our debentures, see also “Risks Related to Our Liquidity—We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”
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
In addition, during 2012, the SEC approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. (“FINRA”) concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the “Limit Up-Limit Down” plan, which requires securities exchanges, alternative trading systems, broker-dealers, and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a pilot basis, on April 8, 2013 and has been extended several times, most recently through April 16, 2018.
The second initiative revised existing national securities exchange and FINRA rules that establish the market-wide circuit breaker system. The market-wide circuit breaker system provides for specified market-wide halts in trading of listed stocks and options for certain periods following specified market declines. The changes lowered the percentage-decline thresholds for triggering a market-wide trading halt and shortened the amount of time that trading is halted. Market declines under the new system are measured based on a decline in the S&P 500 Index compared to the prior day’s closing value rather than a decline in the Dow Jones Industrial Average compared to the prior quarterly closing value. The changes to the market-wide circuit breaker system became effective, on a pilot basis, on April 8, 2013 and have been extended so that the system will continue in effect so long as the Limit Up-Limit Down plan is effective, currently until April 16, 2018. The potential restrictions on trading imposed by the Limit Up-Limit Down plan and the market-wide circuit breaker system may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") on July 21, 2010 also introduced regulatory changes that may impact trading activities relevant to our debentures. As a result of this legislation and implementing rules, certain interest rate swaps and credit default swaps are currently required to be cleared through regulated clearinghouses. Certain other swaps (regulated by the U.S. Commodity Futures Trading Commission (the "CFTC") and security-based swaps (regulated by the SEC) are likely going to be required to be cleared through regulated clearinghouses in the future. In addition, certain swaps and security-based swaps will be required to be traded on exchanges or comparable trading facilities. Furthermore, swap dealers, security-based swap dealers, major swap participants and major security-based swap participants will be required to comply with margin and capital requirements, the indirect cost of which will likely be borne by market participants. Market participants will also be subject to certain direct margin requirements. In addition, certain market participants are required to comply with public reporting requirements to provide transaction and pricing data on both cleared and uncleared swaps. Public reporting requirements will also apply with respect to security-based swaps in the future. These requirements could adversely affect the ability of investors in our debentures to maintain a convertible arbitrage strategy with respect to our debentures (including increasing the costs incurred by such investors in implementing such strategy). This could, in turn, adversely affect the trading price and liquidity of our debentures. Although some of the implementing rules have been adopted and are currently effective, we cannot predict how the SEC, CFTC, and other regulators will ultimately implement the legislation or the magnitude of the effect that this legislation will have on the trading price or liquidity of our debentures.
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

As of December 31, 2017, Total owned approximately 56% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (“Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	390,000	Owned	n/a
Solar cell manufacturing facility[3]	Malaysia	885,000	Owned	n/a
Former solar cell manufacturing facility[1,4]	Philippines	641,000	Owned	n/a
Solar cell manufacturing support and storage facility	Philippines	167,000	Leased	2024
Former solar module assembly facility[1,4]	Philippines	132,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facility	Mexico	191,000	Leased	2026
Solar module assembly facility	France	36,000	Owned	n/a
Solar module assembly facility	France	42,000	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	69,000	Leased	2019
Global support offices	France	27,000	Leased	2023
Global support offices	Philippines	65,000	Owned	n/a

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.
2 The solar cell manufacturing facility we operate in the Philippines has a total annual capacity of 400 MW.
3 The solar cell manufacturing facility we operate in Malaysia has a total rated annual capacity of over 800 MW.
4 The Company still owned this facility as of December 31, 2017; however, relevant operations ceased during fiscal 2016.

As of December 31, 2017, our principal properties included operating solar cell manufacturing facilities with a combined total annual capacity of over 1.2 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.9 GW. For more information about our manufacturing capacity, see "Item 1. Business."

We do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Balance Sheet Components."

ITEM 3. LEGAL PROCEEDINGS

The disclosure under "Note 9. Commitments and Contingencies—Legal Matters" in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" contained in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR." During fiscal 2017 and 2016, the high and low closing trading prices of our common stock were as follows:

	SPWR
	High	Low
Fiscal Year 2017
Fourth quarter	$9.42	$6.65
Third quarter	$11.39	$7.11
Second quarter	$9.58	$6.04
First quarter	$8.99	$6.07
Fiscal Year 2016
Fourth quarter	$9.11	$6.30
Third quarter	$16.07	$7.53
Second quarter	$22.09	$13.49
First quarter	$30.46	$20.38

As of February 9, 2018, there were approximately 772 record holders of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 2, 2017 through October 29, 2017	16,405	$7.17	—	—
October 30, 2017 through November 26, 2017	11,364	$7.98	—	—
November 27, 2017 through December 31, 2017	19,396	$8.07	—	—
	47,165	$7.74	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Consolidated Statements of Operations Data
Revenue	$1,871,813	$2,559,562	$1,576,473	$3,027,265	$2,507,203
Gross margin	$(15,271)	$189,966	$244,646	$625,127	$491,072
Operating income (loss)	$(1,018,469)	$(462,414)	$(206,294)	$251,240	$158,909
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$(1,117,064)	$(564,595)	$(242,311)	$184,614	$41,583
Income (loss) from continuing operations per share of common stock:
Basic	$(6.11)	$(3.41)	$(1.39)	$1.91	$0.79
Diluted	$(6.11)	$(3.41)	$(1.39)	$1.55	$0.70

	As of
(In thousands)	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Consolidated Balance Sheet Data
Cash and cash equivalents	$435,097	$425,309	$954,528	$956,175	$762,511
Working capital	$255,328	$824,524	$1,515,918	$1,273,236	$528,017
Total assets	$3,629,314	$4,567,167	$4,856,993	$4,345,582	$3,898,690
Long-term debt	$430,634	$451,243	$478,948	$214,181	$93,095
Convertible debt, net of current portion	$816,454	$1,113,478	$1,110,960	$692,955	$300,079
Total stockholders' equity	$142,918	$1,007,832	$1,449,149	$1,534,174	$1,116,153

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SunPower is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, O&M services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business."

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. For more information about our business segments, see the section titled "Part I. Item 1. Business." For more segment information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17. Segment Information."

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

Customer Cost of Energy ("CCOE")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other distributed generation, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. The CCOE measurement is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems. The CCOE measurement includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows a customer to compare different portfolios of generation sources, energy storage, and energy management, and to tailor towards optimization.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 were 52-week fiscal years. Fiscal 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. Fiscal 2017 ended on December 31, 2017, fiscal 2016 ended on January 1, 2017, and fiscal 2015 ended on January 3, 2016.

Outlook

Demand

In fiscal 2017 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included write-downs totaling $8.3 million on certain solar power development projects during 2017 because of adjustments to pricing assumptions, as well as charges totaling $72.5 million that were recorded in fiscal 2017 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2018, we continue to focus on projects that we expect will be profitable in each of our three business segments; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2018. For more information see "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable."

In the face of these near-term challenges, we remain focused on each of our three business segments as well as on continued investment in our next-generation technology. We plan to continue to expand the footprint of our Equinox and Helix complete solutions in our Residential and Commercial businesses. Outside of these core markets, we will continue to focus our Power Plant business on the sale of our new Oasis complete solution, incorporating P-Series panel technology, to developers and EPC companies in global markets. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners and associated revenue recognition, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments—Equity Investment in 8point3 Energy Partners."

In late fiscal 2017, the International Trade Commission made a determination of injury in connection with a Section 201 petition filed by Suniva, Inc., and later joined by Solar World Americas Inc., regarding foreign-manufactured photovoltaic ("PV") cells and modules and recommended certain remedies be imposed. On January 23, 2018, the President issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. In the near term, the uncertainty surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions, may cause market volatility, price fluctuations, supply shortages, and project delays.

With the uncertainties associated with the Section 201 trade case, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, as more information becomes available, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term, resulting in the need to write down certain long-lived assets to fair value. Our estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. While our estimate of undiscounted cash flows exceeded the long-lived assets carrying amounts, based on the information currently available for evaluation as of the filing date, uncertainties surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions remain. We will perform a comprehensive review of our long-term strategy as a result of these tariffs in the coming months and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. For more information see "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Tariffs

imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Code and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. The current administration and Congress passed comprehensive reform of the Code, which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations-Public Policy Considerations." For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Supply

We are focused on delivering complete solutions to customers in all three of our business segments. As part of our complete solution approach, we launched our SunPower Helix product for our Commercial Segment during fiscal 2015 and our SunPower Equinox product for our Residential Segment during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest X-Series cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our new generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril, and our partnership with EnerNOC to deploy their Software as a Service energy intelligence software solution to our commercial and power plant customers, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverter technology and currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. We also continue to work on making combined solar and distributed energy storage solutions broadly commercially available to certain customers in the United States through our agreement to offer Sunverge SIS energy solutions comprising batteries, power electronics, and multiple energy inputs controlled by software in the cloud.

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing our solar cells with over 25% efficiency in the lab, and have reached production panel efficiencies over 24%.

We have reduced our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency X-Series product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We previously closed our Fab 2 cell manufacturing facility and our panel assembly facility in the Philippines and are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we are reducing our back-contact panel assembly capacity while increasing production of our new P-Series technology.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases under these agreements significantly exceed market value, which may result in inventory write-downs based on expected net realizable value. We have also elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" under "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain."

Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell our interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. To date, although this transaction is in the early stages and no final decision on any particular structure has yet been reached, we have obtained information from prospective purchasers regarding their expression of interest in a potential transaction. As a result of these events, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio. We first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell our interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

Based on the test performed, we determined that the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value. In estimating the fair value of the residential lease portfolio, we make estimates and judgments we believe reasonable market participants would make in determining the fair value of the residential lease portfolio based on expected future cash flows. The impairment evaluation was based on the income approach and included assumptions for contractual lease rentals, lease expenses, residual value, forecasted default rate over the lease term and discount rates, some of which require significant judgment by management.

In accordance with such evaluation, we recognized a non-cash impairment charge of $624.3 million as "Impairment of residential lease assets" on the consolidated statement of operations. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $150.6 million. As a result, the net impairment charges attributable to SunPower stockholders totaled $473.7 million for the year ended December 31, 2017 and were recorded within the Residential Segment.

The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the sales and marketing process continue, we may be exposed to additional impairment charges in the future, which could be material to the results of operations.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of December 31, 2017:

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

The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells, (ii) other materials and chemicals including glass, frame, and backing, and (iii) direct labor costs and assembly costs. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, capitalized financing costs, and construction subcontract and dealer costs. Other factors that contribute to our cost of revenue include salaries and personnel-related costs, depreciation, facilities related charges, freight, as well as charges related to sales of raw material inventory and write-downs on certain solar power development projects when costs exceed expected selling prices.

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

Research and Development

Research and development expense consists primarily of salaries and related personnel costs, depreciation of equipment, and the cost of solar panel materials, various prototyping materials, and services used for the development and testing of products. Research and development expense is reported net of contributions under collaborative arrangements.

Sales, General and Administrative

Sales, general and administrative expense consists primarily of salaries and related personnel costs, professional fees, bad debt expenses, and other selling and marketing expenses.

Restructuring

Restructuring expense in fiscal 2017 and 2016 consists mainly of costs associated with our August 2016 and December 2016 restructuring plans aimed to realign our downstream investments, optimize our supply chain, and reduce operating expenses in response to expected near-term challenges. Charges in connection with these plans consist primarily of asset impairments, severance benefits, and lease and related termination costs. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring."

Restructuring expense in fiscal 2015 consists mainly of costs associated with our November 2014 reorganization plan aimed towards realigning resources consistent with SunPower's global strategy and improving overall operating efficiency and cost structure. Charges in connection with this plan are primarily related to severance benefits. Remaining restructuring costs are related to plans effected in prior fiscal periods. Restructuring activities related to these legacy plans were substantially complete as of December 31, 2017; however, we expect to continue to incur costs as we finalize previous estimates and actions in connection with these plans, primarily due to other costs, such as legal services.

Impairment of residential lease assets

In fiscal 2017, we made the decision to sell our interest in the residential lease portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of the residential lease portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related to financing receivables. For more information, see Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing."

Other Income (Expense), Net

Interest expense primarily relates to: (i) amortization expense recorded for warrants issued to Total S.A. in connection with the Liquidity Support Agreement, (ii) debt under our senior convertible debentures, (iii) fees for our outstanding letters of credit; (iv) other outstanding bank, residential lease business, and project debt; and (v) impairment of goodwill and equity method investments.

Other, net includes gains or losses on foreign exchange and derivatives as well as gains or losses related to sales and impairments of certain investments.

Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creation of new taxes on certain foreign sourced earnings. In accordance with accounting standard ASC 740, Income Taxes, companies are required to recognize the tax law changes in the period of enactment. However, SAB 118 allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combination. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax remeasurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13. Income Taxes."

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We also benefit from a tax holiday granted by the Malaysian government to our former joint venture AUOSP (now our wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.) subject to certain hiring, capital spending, and manufacturing requirements. We continue to qualify to be taxed as an auxiliary company in Switzerland and benefit from a reduced tax rate. For additional information see "—Note 1. The Company and Summary of Significant Accounting Policies" and "—Note 13. Income Taxes" under "Item 8. Financial Statements and Supplementary Data."

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

Results of Operations

Revenue

	Fiscal Year
(In thousands)	2017	% of total revenue	2016	% of total revenue	2015	% of total revenue
Distributed Generation
Residential	$622,066	33%	$720,331	28%	$643,520	41%
Commercial	461,932	25%	436,915	17%	277,143	17%
Power Plant	787,815	42%	1,402,316	55%	655,810	42%
Total revenue	$1,871,813		$2,559,562		$1,576,473

Total Revenue: Our total revenue decreased by 27% during fiscal 2017 as compared to fiscal 2016, primarily due to a decline in the revenue recognized in our Power Plant Segment as we shift away from global power plant development and the number of large-scale solar power projects in our project pipeline has decreased. We recognized the 111 MW El Pelicano and 71 MW Gala projects in the second half of fiscal 2017, compared to several larger utility-scale solar power projects in fiscal 2016. Also contributing to the decrease in overall revenue is the decline in sales of solar power systems and components to customers in our Residential Segment in North America for fiscal 2017, partially offset by stronger sales of solar power systems and components to customers in our Commercial Segment, particularly in North America.

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

Concentrations: The Power Plant Segment as a percentage of total revenue recognized was approximately 42% during fiscal 2017, as compared to 55% during fiscal 2016. The revenue for the Power Plant Segment as a percentage of total revenue recognized has decreased as we have shifted our focus away from global power plant development and the number of large-scale solar power projects in our project pipeline has decreased during fiscal 2017.

As Power Plant revenue declined, the Residential Segment, as a percentage of total revenue recognized has increased to approximately 33% during fiscal 2017, as compared to 28% during fiscal 2016.

Sales for the Power Plant Segment as a percentage of total revenue recognized were approximately 55% and 42% during fiscal 2016 and fiscal 2015, respectively. The revenue for the Power Plant Segment as a percentage of total revenue recognized increased primarily due to: (i) an increase in the volume of utility-scale solar power projects sold in fiscal 2016 in our Power Plants Segment and (ii) an increase in the revenue recognized in fiscal 2016 in our Power Plant Segment due to the accounting treatment of certain utility-scale projects as partial sales of real estate as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments."

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in fiscal 2017, 2016, and 2015, respectively.

		Fiscal Year
Revenue		2017	2016	2015
Significant Customers:	Business Segment
Actis GP LLP	Power Plant	13%	n/a	n/a
8point3 Energy Partners	Power Plant	*	10%	n/a
Southern Renewable Partnerships, LLC	Power Plant	*	15%	n/a
MidAmerican Energy Holdings Company	Power Plant	n/a	*	14%

*	denotes less than 10% during the period

Residential Revenue: Residential revenue decreased 14% during fiscal 2017 as compared to fiscal 2016, primarily due to a decline in the sales of solar power components and systems to our residential customers in North America as well as a decrease in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States.

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

Commercial Revenue: Commercial revenue increased 6% during fiscal 2017 as compared to fiscal 2016, primarily because of stronger sales of commercial systems in North America in fiscal 2017, partially offset by a decrease in commercial component and system sales in Japan.

Commercial revenue increased 58% during fiscal 2016 as compared to fiscal 2015, primarily because of stronger sales of commercial components and systems in North America due to a favorable policy environment that encouraged investment in renewable energy by commercial customers.

Power Plant Revenue: Power Plant revenue decreased 44% during fiscal 2017 as compared to fiscal 2016, primarily due to the substantial completion of certain large-scale solar power projects and the associated revenue recognition in fiscal 2016, and an overall decrease in the number of large-scale solar power projects in our pipeline as we shift away from global power plant development. In fiscal 2017, we sold the 111 MW El Pelicano and 71 MW Gala projects as compared to several larger utility-scale projects in fiscal 2016.

Power Plant revenue increased 114% during fiscal 2016 as compared to fiscal 2015, respectively, primarily due to: (i) an increase in the volume of utility-scale solar power projects sold in fiscal 2016, primarily in North America, including the 128 MW Henrietta project and the 125 MW Boulder Solar I project, and (ii) the deferral of revenue in fiscal 2015 due to the accounting treatment of certain utility-scale projects as partial sales of real estate as described in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments."

Cost of Revenue

	Fiscal Year
(In thousands)	2017	2016	2015
Distributed Generation
Residential	$544,041	$603,559	$508,449
Commercial	483,095	438,711	259,600
Power Plant	859,948	1,327,326	563,778
Total cost of revenue	$1,887,084	$2,369,596	$1,331,827
Total cost of revenue as a percentage of revenue	101%	93%	84%
Total gross margin percentage	(0.8)%	7%	16%

Total Cost of Revenue: Our total cost of revenue decreased 20% during fiscal 2017 as compared to fiscal 2016 primarily as a result of a decline in volume of large scale project sales, offset by the charge recorded in fiscal 2017 in connection with a legal settlement related to certain tax indemnification obligations pertaining to SunPower Systems’ sale of a large California solar project to NRG Solar LLC, now known as NRG Renew LLC (“NRG”), charges totaling $72.5 million recorded in connection with the contracted sale of raw material inventory to third parties, charges totaling $38.2 million in connection with the sale of raw material to suppliers, and additional write-downs totaling $8.3 million on certain solar power development projects in fiscal 2017, which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects. We also experienced an increase to cost of revenue due to $8.3 million of inventory write-downs as a result of lower net realizable value driven by lower pricing assumptions, higher manufacturing costs, higher third-party cell costs as well as pre-operating costs associated with the ramp of our P-Series product.

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

Gross Margin

	Fiscal Year
	2017	2016	2015
Distributed Generation
Residential	13%	16%	21%
Commercial	(5)%	0%	6%
Power Plant	(9)%	5%	14%

Residential Gross Margin: Gross margin for our Residential Segment decreased three percentage points during fiscal 2017 as compared to fiscal 2016, primarily as a result of declining average selling prices in North America and Japan.

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

Commercial Gross Margin: Gross margin for our Commercial Segment decreased five percentage points during fiscal 2017 as compared to fiscal 2016, primarily because of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our customers in light of market conditions. In addition, there were charges of $24.7 million in connection with the contracted sale of raw material inventory to third parties, and a $4.6 million in connection with the sale of raw material to suppliers, both of which were the result of our above-market cost of polysilicon and the lower expected selling prices of our projects during fiscal 2017.

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

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 14 percentage points during fiscal 2017 as compared to fiscal 2016, primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions. In addition, we had a $33.6 million charge in connection with the sale of raw material to suppliers, $30.7 million charge in connection with the contracted sales of raw material inventory to third parties and additional write-downs totaling $8.3 million on certain solar power development projects in fiscal 2017, all as a result of our above-market cost of polysilicon and lower expected selling prices of our projects. Furthermore, we recorded a $8.3 million charge to write-down inventory to its net realizable value as a result of lower pricing assumptions, higher manufacturing costs, increased third-party cell costs as well as pre-operating costs associated with the ramp of our P-Series product. The decrease in gross margin was also a result of the charge to cost of revenue impacting our Power Plant Segment which we recorded in the first quarter of fiscal 2017 in connection with a legal settlement related to NRG.

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

Research and Development ("R&D")

	Fiscal Year
(In thousands)	2017	2016	2015
R&D	$80,785	$116,130	$99,063
As a percentage of revenue	4%	5%	6%

R&D expense decreased $35.3 million during fiscal 2017 as compared to fiscal 2016, primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities.

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

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands)	2017	2016	2015
SG&A	$277,033	$329,061	$345,486
As a percentage of revenue	15%	13%	22%

SG&A expense decreased $52.0 million during fiscal 2017 as compared to fiscal 2016, primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, and a decrease in other non-cash charges.

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

Restructuring Charges

	Fiscal Year
(In thousands)	2017	2016	2015
Restructuring charges	$21,045	$207,189	$6,391
As a percentage of revenue	1%	8%	0%

Restructuring charges decreased $186.1 million during fiscal 2017 as compared to fiscal 2016, primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 and December 2016 restructuring plans in fiscal 2016. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring" for further information regarding our restructuring plans. As a result of the August 2016 and December 2016 restructuring plans, we expected to generate annual cost savings of approximately $40.0 million in cost of revenue, $28.0 million in sales, general and administrative expenses, and $12.0 million in research and development, which were expected to be cash savings, primarily from a reduction in global workforce, with effects beginning the first quarter of fiscal 2017. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

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

Impairment of residential lease assets

	Fiscal Year
(In thousands)	2017	2016	2015
Impairment of residential lease assets	$624,335	$—	$—
As a percentage of revenue	33%	0%	0%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. As a result of our evaluation, we recognized a non-cash impairment charge of $624.3 million as "Impairment of residential lease assets" on the consolidated statements of operations. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing."

Other Income (Expense), Net

	Fiscal Year
(In thousands)	2017	2016	2015
Interest income	$2,100	$2,652	$2,120
Interest expense	(89,754)	(60,735)	(43,796)
Gain on settlement of preexisting relationships in connection with acquisition	—	203,252	—
Loss on equity method investment in connection with acquisition	—	(90,946)	—
Goodwill impairment	—	(147,365)	—
Other, net	(10,941)	(9,039)	5,659
Other expense, net	$(98,595)	$(102,181)	$(36,017)
As a percentage of revenue	(5)%	(4)%	(2)%

Other expense, net decreased $3.6 million, in fiscal 2017 as compared to fiscal 2016, primarily driven a net aggregate charge of $35.1 million in fiscal 2016 related to our AUOSP acquisition, an impairment of our equity method investment in AUOSP, and impairment of goodwill, all of which occurred in the third quarter of fiscal 2016. For more information on these transactions, see "—Note 3. Business Combinations" and "—Note 4. Goodwill and Other Intangible Assets" in "Item 8. Financial Statements and Supplementary Data." The decrease was offset by an increase of $29.6 million in interest expense, primarily related to our residential lease business, and $8.6 million write-down of one of our equity method investments.

Other expense, net increased $66.2 million, in fiscal 2016 as compared to fiscal 2015, primarily driven by a $147.4 million expense related to the impairment of goodwill and a $90.9 million expense related to the impairment of our equity method investment in AUOSP, partially offset by a $203.3 million gain recognized on the termination of our preexisting relationships upon completing our acquisition of AUOSP, all of which occurred in the third quarter of fiscal 2016. For more information on these transactions, see "—Note 3. Business Combinations" and "—Note 4. Goodwill and Other Intangible Assets" in "Item 8. Financial Statements and Supplementary Data."

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

Income Taxes

	Fiscal Year
(In thousands)	2017	2016	2015
Benefit from (provision for) income taxes	$3,943	$(7,319)	$(66,694)
As a percentage of revenue	0%	0%	(4)%

In fiscal 2017, our income tax benefit of $3.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $1,117.1 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns offset by tax expense in profitable jurisdictions, whereas the income tax provision of $7.3 million in fiscal 2016 on a loss before income taxes and equity in earnings of unconsolidated investees of $564.6 million, was due to tax expense in profitable jurisdictions, recognition of U.S. prepaid income tax due to intercompany transactions, settlement of foreign audits, and provision to return adjustments in U.S. and foreign jurisdictions.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creation of new taxes on certain foreign sourced earnings.

In accordance with ASC 740 "Income Taxes," companies are required to recognize the tax law changes in the period of enactment. However, SAB 118 allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combination. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxes. We recorded a provisional amount for the one-time transition tax of our foreign subsidiaries resulting in a reduction of $161.9 million of net operating losses carryforward to future years. We have not finalized our calculation of total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of the post-1986 E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes and foreign withholding taxes have been provided for any remaining undistributed foreign earnings not subject to transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded for the remeasurement and resulting write-down of the deferred tax balance was $246.4 million. The change in our deferred tax balances had a corresponding change to our valuation allowance thereby resulting to no income tax expense for the period. However, we are still analyzing aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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

We adopted the guidance under ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2017 and as a result, excess tax benefits from share-based award activity for fiscal 2017 are reflected as a reduction of the provision for income taxes whereas previously they were recognized in equity. We also early adopted the guidance under ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory” in the first quarter of fiscal 2017 and as a result, tax effects of intercompany transactions are recognized when the transfers occur whereas they were previously deferred and amortized. For additional information related to the adoption of the updated accounting guidance, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies."

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Act, the accumulated foreign earnings are deemed to have been taxed and are no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the undistributed earnings of our non-U.S. subsidiaries earnings and these are intended to be indefinitely reinvested in operations outside the United States.

We record a valuation allowance to reduce our deferred tax assets in the U.S., France, South Africa and Spain to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

Equity in Earnings of Unconsolidated Investees

	Fiscal Year
(In thousands)	2017	2016	2015
Equity in earnings of unconsolidated investees	$20,211	$28,070	$9,569
As a percentage of revenue	1%	1%	1%

Our equity in earnings of unconsolidated investees decreased $7.9 million in fiscal 2017, compared to fiscal 2016, primarily due to the absence of our share of equity in earnings of unconsolidated investees during fiscal 2017 that was included in fiscal 2016 from our then equity method investment in AUOSP, which we acquired and subsequently consolidated late in the third quarter of fiscal 2016 (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments"). The decrease in net earnings was partially offset by an increase in our share of the equity in earnings generated by the activities of the 8point3 Group during fiscal 2017 and a decrease in our share of the equity in loss of unconsolidated investees from our investment in CCPV during fiscal 2017.

Our equity in earnings of unconsolidated investees increased $18.5 million in fiscal 2016, compared to fiscal 2015, primarily due to our share of the earnings generated by the activities of the 8point3 Group during fiscal 2016 as well as our share of the earnings generated by the activities of our former joint venture AUOSP during fiscal 2016 prior to the acquisition and subsequent consolidation of AUOSP on September 29, 2016. For more information on the acquisition of AUOSP, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Business Combinations."

Net Income (Loss)

	Fiscal Year
(In thousands)	2017	2016	2015
Net income (loss)	$(1,092,910)	$(543,844)	$(299,436)

Net loss increased by $549.1 million in fiscal 2017 as compared to fiscal 2016. The increase in net loss was primarily driven by a decrease in gross margin of $205.2 million, as a result of the charge to cost of revenue which we recorded in the first quarter of fiscal 2017. We recorded this charge in connection with a legal accrual related to the NRG matter, as well as $38.2 million in inventory write-downs and additional write-downs totaling $8.3 million on certain solar power development projects during fiscal 2017, due to pricing pressure on projects attributable to increased global competition and other factors, including an increase in the internal rate of return expected by our customers, our above-market cost of polysilicon charges totaling $72.5 million recorded in connection with the contracted sale of raw material inventory to third parties and $8.3 million of inventory write-downs as a result of higher manufacturing costs and pre-operating costs associated with the ramp of our P-Series product. In addition, operating expense increased by $350.8 million in connection to an impairment charge of $624.3 million related to residential lease assets as a result of our decision to sell our interest in the residential lease portfolio, offset by $52.0 million decrease primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, a reduction in both cash and non-cash compensation expenses, and a decrease in other non-cash charges. See "Item 8. Financial Statements and

Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing." The increase in net loss was further offset by: (i) a $35.3 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities, (ii) an $186.1 million decrease in restructuring expense primarily because we incurred severance, legal, advisory, and other expenses related to our August 2016 restructuring plan in fiscal 2016, (iii) a $3.6 million decrease in other expense, primarily driven by net aggregate charge of $35.1 million in fiscal 2016 related to our AUOSP acquisition, impairment of equity method investment in AUOSP, and impairment of goodwill, all of which occurred in the third quarter of fiscal 2016. The decrease was offset by an increase of $29.6 million in interest expense, primarily related to our residential lease business, and $8.6 million write-down of one of our equity method investments, and (iv) an $11.3 million decrease in provision for income taxes was primarily due to a current quarter tax benefit from the carryback of fiscal 2016 net operating losses to the fiscal 2015 domestic tax returns, decrease in projected tax expense in profitable jurisdictions, and the absence of recognition of U.S. prepaid income tax due to intercompany transactions.

Net loss increased by $244.4 million in fiscal 2016 as compared to fiscal 2015. The increase in net loss was primarily driven by: (i) a $200.8 million increase in restructuring expense related to our August 2016 and December 2016 restructuring plans, (ii) a $66.2 million increase in other expense, net primarily driven by the impairment of goodwill and the loss on our equity method investment in our former joint venture AUOSP during fiscal 2016 (partially offset by the settlement of preexisting relationships with AUOSP), a gain recognized on the sale of a residential lease portfolio to 8point3 Energy Partners during fiscal 2015 which did not recur in fiscal 2016, an overall increase in interest expense in fiscal 2016 due to the issuance of our 4.00% debentures late in the fourth quarter of fiscal 2015 and additional interest incurred on financing activities related to our residential lease business, and unfavorable changes in the fair value of foreign currency derivatives and other net expenses, (iii) a decrease in gross margin of $54.7 million primarily driven by charges totaling $58.2 million recorded in fiscal 2016 in connection with the contracted sale of raw material inventory to third parties, partially offset by a similar charge of $32.7 million in fiscal 2015, write-downs totaling $46.2 million on certain solar power development projects during fiscal 2016 that were based on the estimated selling price of such projects, and by declines in the margins of our Residential and Commercial Segments due to lower average selling prices in some markets, and (iv) a $0.6 million net increase in operating expenses due to increased marketing spend and increased R&D headcount, mostly offset by a reduction in total labor costs and stock-based compensation expense in SG&A functions resulting from our August 2016 and December 2016 restructuring plans. The increase in net loss was partially offset by: (i) a $59.4 million decrease in provision for income taxes primarily due to a shift from domestic taxable income to domestic taxable loss which reduced the overall tax provision in the period and (ii) a $18.5 million increase in our equity in earnings of unconsolidated investees due to the activities of the 8point3 Group during fiscal 2016 and the activities at our former AUOSP joint venture prior to our acquisition of AUOSP.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands)	2017	2016	2015
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$241,747	$72,780	$112,417

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

In fiscal 2017, 2016, and 2015 we attributed $241.7 million, $72.8 million and $112.4 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $168.9 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $150.6 million (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

The $39.6 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests in fiscal 2016, as compared to fiscal 2015, is primarily attributable to a decrease in income per watt for leases placed in service under new facilities executed with third-party investors, partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies").

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

In addition, when arrangements include contingent revenue clauses, such as customer termination or put rights for non-performance, we defer the contingent revenue if there is a reasonable possibility that such rights or contingencies may be triggered. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. To date, no such repurchase obligations have been triggered (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies").

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

Impairment of Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell our interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. To date, although this transaction is in the early stages and no final decision on any particular structure has yet been reached, we have obtained information from prospective purchasers regarding their expression of interest in a potential transaction. As a result of these events, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio. We first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell our interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

Based on the test performed, we determined that the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value. In estimating the fair value of the residential lease portfolio, we make estimates and judgments we believe reasonable market participants would make in determining the fair value of the residential lease portfolio based on expected future cash flows. The impairment evaluation was based on the income approach and included assumptions for contractual lease rentals, lease expenses, residual value, forecasted default rate over the lease term and discount rates, some of which require significant judgment by management.

The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the sales and marketing process continue, we may be exposed to additional impairment charges in the future, which could be material to the results of operations.

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

For the year ended December 31, 2017, events and circumstances (specifically, the uncertainties associated with the Section 201 trade case) indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, as more information becomes available, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term resulting in the need to write down certain long-lived assets to fair value. Our estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. While our estimate of undiscounted cash flows exceeded the long-lived assets carrying amounts, based on the information currently available for evaluation as of the filing date, uncertainties surrounding the potential implications of the tariffs imposed, the interpretations of the ruling, applicability of the quotas and potential product and country exclusions remain. We will perform a comprehensive review of our long-term strategy as a result of these tariffs in the coming months and as a result, we may be exposed to impairment in the future, which could be material to our results of operations.

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

Accounting for Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act (the “Act”). The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Act in our financial statements. As additional regulatory guidance is issued by applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates, in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our provisional amounts. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13. Income Taxes."

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S., French, and Spanish deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 31, 2017, we believe there is insufficient evidence to realize additional deferred tax assets beyond the U.S. net operating losses that can be benefitted through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Net cash used in operating activities	$(267,412)	$(312,283)	$(726,231)
Net cash used in investing activities	$(293,084)	$(354,783)	$132,574
Net cash provided by financing activities	$589,932	$159,779	$619,967

Operating Activities

Net cash used in operating activities in fiscal 2017 was $267.4 million and was primarily the result of: (i) a net loss of $1,092.9 million; (ii) a $123.8 million increase in long-term financing receivables related to our net investment in sales-type leases; (iii) a $68.4 million increase in billings in excess of costs and estimated earnings driven by construction activities; (iv) a $38.2 million increase in inventories to support the construction of our solar energy projects; (v) a $19.2 million decrease in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; (vi) a $20.2 million increase in equity in earnings of unconsolidated investees; and (vii) a $5.3 million gain on the sale of equity method investments. This was partially offset by: (i) the impairment of residential lease assets of $624.3 million; (ii) net non-cash charges of $243.1 million related to depreciation, stock-based compensation and other non-cash charges; (iii) a $192.1 million increase in accounts payable and other accrued liabilities, primarily attributable to the procurement of polysilicon; (iv) a $158.9 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (v) a $113.6 million decrease in customer advances; (vi) a $68.8 million decrease in advance payments made to suppliers; (vii) a $0.5 million increase in accounts receivable, primarily driven by collections; (viii) a $30.1 million dividend from 8point3 Energy Partners; (ix) a $14.6 million decrease in costs and estimated earnings in excess of billings driven by milestone billings; (x) an $8.6 million in impairment of an equity method investment; and (xi) a $7.0 million net change in income taxes.

Net cash used in operating activities in fiscal 2016 was $312.3 million and was primarily the result of: (i) a net loss of $543.8 million; (ii) a $203.3 million non-cash settlement of preexisting relationships in connection with the acquisition of AUOSP; (iii) a $172.5 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $70.4 million increase in inventories driven by purchases of polysilicon; (v) a $38.2 million decrease in billings in excess of costs and estimated earnings driven by the recognition revenue and corresponding costs of certain utility-scale projects; (vi) a $33.5 million increase in accounts receivable, primarily driven by billings; (vii) a $28.1 million increase in equity in earnings of unconsolidated investees; (viii) a $17.0 million decrease in customer advances; (ix) a $12.1 million decrease in accounts payable and other accrued liabilities, primarily attributable to recognition of revenue of certain utility-scale projects; (x) a $6.6 million net change in deferred income taxes, and (xi) a $2.8 million in excess tax benefit from stock-based compensation. This was partially offset by: (i) other net non-cash charges of $241.6 million related to depreciation, non-cash interest charges and stock-based compensation; (ii) $166.7 million in non-cash restructuring charges; (iii) a $147.4 million impairment of goodwill; (iv) $90.9 million in impairment of equity method investments; (v) a $74.3 million decrease in advance payments made to suppliers; (vi) a $48.8 million decrease in prepaid expenses and other assets, primarily related to recognition of revenue and corresponding costs of certain utility-scale projects; (vii) a $33.2 million decrease in project assets primarily related to revenue recognition and corresponding costs of certain utility-scale and commercial projects; (viii) $6.9 million dividend from 8point3 Energy Partners; (ix) a $6.2 million decrease in costs and estimated earnings in excess of billings driven by milestone billings.

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

Investing Activities

Net cash used in investing activities in fiscal 2017 was $293.1 million, which included (i) $282.9 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $18.6 million paid for investments in consolidated and unconsolidated investees; and (iii) $1.3 million purchase of marketable securities. This was partially offset by proceeds from the sale of investment in joint ventures of $6.0 million and a $3.8 million dividend from equity method investees.

Net cash used in investing activities in fiscal 2016 was $354.8 million, which included (i) $310.1 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $24.0 million paid for the acquisition of AUOSP, net of cash acquired; (iii) $11.5 million paid for investments in consolidated and unconsolidated investees; (iv) $9.8 million in payments to 8point3 Energy Partners; (v) $5.0 million paid for purchases of marketable securities; and (vi) $0.5 million paid for intangibles. This was offset by: (i) $6.2 million in proceeds from sales or maturities of marketable securities.

Net cash provided by investing activities in fiscal 2015 was $132.6 million, which included $539.8 million in proceeds from 8point3 Energy Partners. This was partially offset by (i) $328.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $64.8 million paid for acquisitions; (iii) $9.9 million paid for intangibles; and (iv) $4.1 million paid for investments in unconsolidated investees.

Financing Activities

Net cash provided by financing activities in fiscal 2017 was $589.9 million, which included: (i) $351.8 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $178.4 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; (iii) $82.7 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iv) $0.8 million contribution from noncontrolling interests attributable to power plant and commercial projects. This was partially offset by: (i) $19.1 million in net repayments of bank loans and other debt; and (ii) $4.8 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of December 31, 2017, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of December 31, 2017, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of December 31, 2017, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. Please see "Part I. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease."

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

On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC. As of December 31, 2017, we had no outstanding amounts under the mortgage loan agreement and no restricted cash and cash equivalents related to the IFC debt service reserve.

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

As of December 31, 2017, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole Corporate and Investment Bank ("Credit Agricole"), as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, the Company entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. As noted below, amounts available to borrow under this facility are limited as of December 31, 2017 to $95.0 million by the letter agreement described below.

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

The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019 (the “Maturity Date”), and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total S.A. under the Letter Agreement. We have the ability to borrow up to $95.0 million under this revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017.

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

As of December 31, 2017, we had no outstanding borrowings under the revolving credit facility.

August 2016 Letter of Credit Facility Agreement

In August 2016, we entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $85 million. As of December 31, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A. The availability of such letters of credit is subject to review and approval by Banco Santander, S.A. at the time of each request made by us.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of December 31, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $30.1 million.
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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of December 31, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $173.7 million.

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

As of December 31, 2017, letters of credit issued under the Deutsche Bank Trust facility totaled $7.1 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. (“Mizuho”) and Goldman Sachs Bank USA (“Goldman Sachs”)

On May 4, 2016, we entered into a revolving credit facility (as amended to date, the "Construction Revolver") with Mizuho, as administrative agent, and Goldman Sachs Bank USA, under which we could borrow up to $200 million. The Construction Revolver also includes a $100 million accordion feature. On October 27, 2017, we and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that we may borrow to up to $50 million. Amounts borrowed under the Construction Revolver may be repaid and reborrowed in support of our commercial and small-scale utility projects in the United States until the May 4, 2021 maturity date. The Construction Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of December 31, 2017, outstanding borrowings under the Construction Revolver totaled $3.2 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During fiscal 2017, we had net proceeds of $10.3 million, in connection with these loans. As of December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $17.1 million. In January 2018, the Company entered into additional bridge loan financing, and had net proceeds of $10.5 million in connection with these loans.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at our option beginning seven years after the original issuance of the loan. During fiscal 2017 and 2016, we had net proceeds of $72.4 million and $111.8 million, respectively, in connection with these loans. As of December 31, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $356.6 million and $283.9 million, respectively.

We have entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to us, which we recognize as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, we make a corresponding reduction in receivables. We use this approach to account for both operating and sales-type leases with our residential lease customers in our consolidated financial statements. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on our Consolidated Balance Sheets, was $29.2 million and $29.4 million, respectively (see Note 5). In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential for impairment. For further information, see "Note 6—Leasing" in "Item 8. Financial Statements and Summary Data—Notes to Consolidated Financial Statements."

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During fiscal 2017 and 2016, we had net contributions of $178.4 million and $127.3 million, respectively, under these facilities and attributed losses of $91.2 million and $74.9 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $119.4 million and $183.1 million, respectively.

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

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small-scale utility projects in the United States. During fiscal 2017, we had net repayments of $9.1 million, in connection with the facility. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was $3.2 million and $10.5 million respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $28.2 million and $28.8 million, respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. In the fourth quarter of fiscal 2017, we sold El Pelicano, and the buyer assumed the full outstanding debt balance of $196.1 million upon the sale of the project.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.2 million and $7.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing" for a discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of December 31, 2017, we had unrestricted cash and cash equivalents of $435.1 million as compared to $425.3 million as of January 1, 2017. Our cash balances are held in numerous locations throughout the world and as of December 31, 2017, we had approximately $155.7 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Cuts and Jobs Act, would incur a one-time transition tax (such amounts were previously tax deferred). We expect total capital expenditures related to purchases of property, plant and equipment of approximately $100 million in fiscal 2018 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 31, 2017, letters of credit issued under the Deutsche Bank Trust facility amounted to $7.1 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing"). During fiscal 2017, we received $196.6 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2014, 2015 and 2016, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2017, we drew down $89.6 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17 and 18-year terms and as of December 31, 2017, the short-term and long-term balances of the loans were $11.7 million and $362.0 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $66.4 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. For further information, see "Note 6—Leasing" in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of December 31, 2017, outstanding amounts related to our project financing totaled $412.3 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, our net losses continued through the fiscal 2017 and are expected to continue through 2018. We have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Transactions with Total and Total S.A."). However, our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate we may not have the liquid funds necessary to repay the existing 0.75%

debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of the consolidated financial statements contained herein. We have decided to divest certain assets, such as our equity interest in 8point3 Group (see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-Note 10. Equity Method Investments and Note 18. Subsequent Events."), and join the sale process initiated by First Solar, Inc. On February 5, 2018, 8point3 Energy Partners LP entered into a definitive agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc., and certain other co-investors (collectively, “Capital Dynamics”), pursuant to which Capital Dynamics will acquire the entire 8point3 Group (the “Proposed Transactions”).

The completion of the Proposed Transactions is subject to a number of closing conditions, including approval by a majority of the outstanding 8point3 public Class A shareholders, the expiration of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, Federal Energy Regulatory Commission (FERC) Section 203 approval and the approval of the Committee on Foreign Investment in the United States (CFIUS). Additionally, the Proposed Transactions are subject to certain other customary closing conditions. We believe we have sufficiently evaluated these closing conditions in concluding that the sale of our equity interest in the 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018 and will generate sufficient proceeds to satisfy our repayment obligations, which we believe mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018. In the event the Proposed Transactions do not close prior to the maturity of the 0.75% debentures due 2018, we expect to be able to obtain external sources of financing to repay the 0.75% debentures due 2018. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the outcome or timing of the Proposed Transactions, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of these consolidated financial statements.

In addition, we continue to evaluate our available options in connection with any short-term liquidity needs. This includes seeking additional debt financing, divesting assets and liquidating certain investments with the understanding that ultimate transactions could lead to an impairment review and result in a charge if the carrying value of such assets may not be recoverable. See also "Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," "Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors" and "Risks Related to Our Sales Channels—We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations" in Part I. "Item 1A. Risk Factors."

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Restated Credit Agreement was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Restated Credit Agreement. The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Restated Credit Agreement. As of December 31, 2017, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small-scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that the Company may borrow to up to $50 million. As of December 31, 2017, we had $46.8 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Fiscal Period
(In thousands)	Total	2018	2019-2020	2021-2022	Beyond 2022
Convertible debt, including interest[1]	$1,223,620	$321,444	$41,000	$435,468	$425,708
CEDA loan, including interest[2]	63,788	2,550	5,100	5,100	51,038
Other debt, including interest[3]	677,748	79,766	76,153	95,264	426,565
Future financing commitments[4]	25,039	25,039	—	—	—
Operating lease commitments[5]	115,196	15,522	27,135	21,312	51,227
Sale-leaseback financing[6]	415,365	23,687	48,312	48,609	294,757
Capital lease commitments[7]	3,962	1,057	1,335	1,379	191
Non-cancellable purchase orders[8]	169,236	169,236	—	—	—
Purchase commitments under agreements[9]	737,533	173,431	561,102	2,000	1,000
Deferred purchase consideration in connection with acquisition	61,100	1,100	60,000	—	—
Total	$3,492,587	$812,832	$820,137	$609,132	$1,250,486

[1]
Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on December 31, 2017. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

[4]
In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $25.0 million, subject to certain conditions.

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

[9]
Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 3 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. Subsequent to fiscal 2017, we entered into a long-term supply agreement totaling $55.6 million with our supplier.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 31, 2017, total liabilities associated with uncertain tax positions were $19.4 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 5%, 3% and 8% of our total revenue in fiscal 2017, 2016 and 2015, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $10 million, $7.6 million and $12.2 million in fiscal 2017, 2016 and 2015, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 31, 2017, we had outstanding forward currency contracts with aggregate notional values of $10.3 million. As of January 1, 2017, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $28.3 million and $42.9 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 31, 2017 and January 1, 2017, advances to suppliers totaled $216.0 million and $284.8 million, respectively. Two suppliers accounted for 99% and 1% of total advances to suppliers as of December 31, 2017, and 90% and 10% as of January 1, 2017.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of a months or less. We regularly evaluate the credit standing of our counterparty financial institutions.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of December 31, 2017, the outstanding principal balance of our variable interest borrowings was $82.3 million.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 31, 2017 and January 1, 2017, investments of $(15.5) million and $(6.9) million, respectively, are accounted for using the equity method, and $35.8 million and $39.4 million, respectively, are accounted for using the cost method. The carrying value of our equity method investments as of December 31, 2017 and January 1, 2017 included the negative balance of $82.8 million and $60.6 million, respectively, of our investment in the 8point3 Group (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments"). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $982.8 million as of December 31, 2017. The aggregate estimated fair value of our outstanding convertible debentures was $839.2 million as of January 1, 2017. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,081.1 million and $923.1 million as of December 31, 2017 and January 1, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $884.6 million and $755.3 million as of December 31, 2017 and January 1, 2017, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Jose, California
February 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California
February 14, 2018

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$435,097	$425,309
Restricted cash and cash equivalents, current portion	43,709	33,657
Accounts receivable, net[1]	215,479	219,638
Costs and estimated earnings in excess of billings[1]	18,203	32,780
Inventories	352,829	401,707
Advances to suppliers, current portion	30,689	111,479
Project assets - plants and land, current portion[1]	103,063	374,459
Prepaid expenses and other current assets[1]	152,444	315,670
Total current assets	1,351,513	1,914,699

Restricted cash and cash equivalents, net of current portion	65,531	55,246
Restricted long-term marketable securities	6,238	4,971
Property, plant and equipment, net	1,148,042	1,027,066
Solar power systems leased and to be leased, net	428,149	621,267
Project assets - plants and land, net of current portion	—	33,571
Advances to suppliers, net of current portion	185,299	173,277
Long-term financing receivables, net	338,877	507,333
Other intangible assets, net	25,519	44,218
Other long-term assets[1]	80,146	185,519
Total assets	$3,629,314	$4,567,167

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$406,902	$540,295
Accrued liabilities[1]	267,760	391,226
Billings in excess of costs and estimated earnings	8,708	77,140
Short-term debt	58,131	71,376
Convertible debt, current portion[1]	299,685	—
Customer advances, current portion[1]	54,999	10,138
Total current liabilities	1,096,185	1,090,175

Long-term debt	430,634	451,243
Convertible debt, net of current portion[1]	816,454	1,113,478
Customer advances, net of current portion[1]	69,062	298
Other long-term liabilities[1]	954,646	721,032
Total liabilities	3,366,981	3,376,226
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	15,236	103,621
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both December 31, 2017 and January 1, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 149,818,442 shares issued, and 139,660,635 outstanding as of December 31, 2017; 148,079,718 shares issued, and 138,510,325 outstanding as of January 1, 2017	140	139
Additional paid-in capital	2,442,513	2,410,395
Accumulated deficit	(2,115,188)	(1,218,681)
Accumulated other comprehensive loss	(3,008)	(7,238)
Treasury stock, at cost; 10,157,807 shares of common stock as of December 31, 2017; 9,569,393 shares of common stock as of January 1, 2017	(181,539)	(176,783)
Total stockholders' equity	142,918	1,007,832
Noncontrolling interests in subsidiaries	104,179	79,488
Total equity	247,097	1,087,320
Total liabilities and equity	$3,629,314	$4,567,167

[1]
The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Costs and estimated earnings in excess of billings," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Customer advances, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Customer advances, net of current portion," and "Other long-term liabilities" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 7, Note 9, Note 10, Note 11, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	December 31, 2017	January 1, 2017	January 3, 2016

Revenue[1]
Solar power systems, components, and other	$1,667,376	$2,294,608	$1,389,660
Residential leasing	204,437	264,954	186,813
	$1,871,813	$2,559,562	$1,576,473
Cost of revenue[1]
Solar power systems, components, and other	1,749,377	2,173,364	1,192,535
Residential leasing	137,707	196,232	139,292
	1,887,084	2,369,596	1,331,827
Gross margin	(15,271)	189,966	244,646
Operating expenses:
Research and development[1]	80,785	116,130	99,063
Sales, general and administrative[1]	277,033	329,061	345,486
Restructuring charges	21,045	207,189	6,391
Impairment of residential lease assets	624,335	—	—
Total operating expenses	1,003,198	652,380	450,940
Operating loss	(1,018,469)	(462,414)	(206,294)
Other income (expense), net:
Interest income	2,100	2,652	2,120
Interest expense[1]	(89,754)	(60,735)	(43,796)
Gain on settlement of preexisting relationships in connection with acquisition[2]	—	203,252	—
Loss on equity method investment in connection with acquisition[2]	—	(90,946)	—
Goodwill impairment	—	(147,365)	—
Other, net	(10,941)	(9,039)	5,659
Other expense, net	(98,595)	(102,181)	(36,017)
Loss before income taxes and equity in earnings of unconsolidated investees	(1,117,064)	(564,595)	(242,311)
Benefit from (provision for) income taxes	3,943	(7,319)	(66,694)
Equity in earnings of unconsolidated investees	20,211	28,070	9,569
Net loss	(1,092,910)	(543,844)	(299,436)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	241,747	72,780	112,417
Net loss attributable to stockholders	$(851,163)	$(471,064)	$(187,019)

Net loss per share attributable to stockholders:
Basic	$(6.11)	$(3.41)	$(1.39)
Diluted	$(6.11)	$(3.41)	$(1.39)
Weighted-average shares:
Basic	139,370	137,985	134,884
Diluted	139,370	137,985	134,884

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

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Year
	December 31, 2017	January 1, 2017	January 3, 2016
Net loss	$(1,092,910)	$(543,844)	$(299,436)
Components of other comprehensive income (loss):
Translation adjustment	5,638	(1,085)	(2,452)
Net change in derivatives (Note 12)	(1,764)	(4,739)	7,385
Net gain (loss) on long-term pension liability adjustment	(64)	6,283	823
Unrealized gain on investments	(145)	—	—
Income taxes	565	326	(324)
Total other comprehensive loss	4,230	785	5,432
Total comprehensive loss	(1,088,680)	(543,059)	(294,004)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	241,747	72,780	112,417
Comprehensive loss attributable to stockholders	$(846,933)	$(470,279)	$(181,587)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 28, 2014	$28,566	131,466	$131	$2,219,581	$(111,485)	$(13,455)		$(560,598)	$1,534,174	$41,855	$1,576,029
Net loss	(13,689)	—	—	—	—	—		(187,019)	(187,019)	(98,728)	(285,747)
Other comprehensive income	—	—	—	—	—	5,432		—	5,432	—	5,432
Issuance of common stock upon exercise of options	—	58	—	514	—	—		—	514	—	514
Issuance of restricted stock to employees, net of cancellations	—	3,560	3	(3)	—	—		—	—	—	—
Settlement of the 4.5% Warrants	—	3,008	3	(577)	—	—		—	(574)	—	(574)
Stock-based compensation expense	—	—	—	61,481	—	—		—	61,481	—	61,481
Tax benefit from convertible debt interest deduction	—	—	—	39,546					39,546		39,546
Tax benefit from stock-based compensation	—	—	—	39,375	—	—		—	39,375	—	39,375
Contributions from noncontrolling interests	57,064	—	—	—	—	—		—	—	123,817	123,817
Distributions to noncontrolling interests	(2,837)	—	—	—	—	—		—	—	(7,454)	(7,454)
Purchases of treasury stock	—	(1,381)	—	—	(43,780)	—		—	(43,780)	—	(43,780)
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	—	$(747,617)	$1,449,149	$59,490	$1,508,639
Net income (loss)	(75,817)	—	—	—	—	—		(471,064)	(471,064)	3,036	(468,028)
Other comprehensive loss	—	—	—	—	—	785		—	785	—	785
Issuance of restricted stock to employees, net of cancellations	—	2,836	3	—	—	—		—	3	—	3
Stock-based compensation expense	—	—	—	56,110	—	—		—	56,110	—	56,110
Tax benefit from convertible debt interest deduction	—	—	—	(2,822)					(2,822)		(2,822)
Tax benefit from stock-based compensation	—	—	—	(2,810)	—	—		—	(2,810)	—	(2,810)
Contributions from noncontrolling interests	117,120	—	—	—	—	—		—	—	29,215	29,215
Distributions to noncontrolling interests	(6,786)	—	—	—	—	—		—	—	(12,253)	(12,253)
Purchases of treasury stock	—	(1,039)	(1)	—	(21,518)	—		—	(21,519)	—	(21,519)
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)		$(1,218,681)	$1,007,832	$79,488	$1,087,320
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16 (Note 1)	—	—	—	—	—	—		(45,344)	(45,344)	—	(45,344)
Net loss	(152,926)	—	—	—	—	—		(851,163)	(851,163)	(88,821)	(939,984)
Other comprehensive loss	—	—	—	—	—	4,230		—	4,230	—	4,230
Issuance of restricted stock to employees, net of cancellations	—	1,739	2	—	—	—		—	2	—	2
Stock-based compensation expense	—	—	—	32,118	—	—		—	32,118	—	32,118
Contributions from noncontrolling interests	71,928	—	—	—	—	—		—	—	125,500	125,500
Distributions to noncontrolling interests	(7,387)	—	—	—	—	—		—	—	(11,988)	(11,988)
Purchases of treasury stock	—	(589)	(1)	—	(4,756)	—		—	(4,757)	—	(4,757)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)		$(2,115,188)	$142,918	$104,179	$247,097

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	December 31, 2017	January 1, 2017	January 3, 2016
Cash flows from operating activities:
Net loss	$(1,092,910)	$(543,844)	$(299,436)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	188,698	174,209	138,007
Stock-based compensation	34,674	61,498	58,960
Non-cash interest expense	18,390	1,057	6,184
Non-cash restructuring charges	—	166,717	—
Gain on settlement of preexisting relationships in connection with acquisition	—	(203,252)	—
Impairment of equity method investment	8,607	90,946	—
Goodwill impairment	—	147,365	—
Dividend from 8point3 Energy Partners LP	30,091	6,949	—
Equity in earnings of unconsolidated investees	(20,211)	(28,070)	(9,569)
Gain on sale of equity method investment	(5,346)	—	—
Excess tax benefit from stock-based compensation	—	(2,810)	(39,375)
Deferred income taxes	(6,966)	(6,611)	50,238
Gain on sale of residential lease portfolio to 8point3 Energy Partners LP	—	—	(27,915)
Impairment of residential lease assets	624,335	—	—
Other, net	1,299	4,793	2,589
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(458)	(33,466)	311,743
Costs and estimated earnings in excess of billings	14,577	6,198	148,426
Inventories	(38,236)	(70,448)	(237,764)
Project assets	19,153	33,248	(763,065)
Prepaid expenses and other assets	158,868	48,758	(80,105)
Long-term financing receivables, net	(123,842)	(172,542)	(142,973)
Advances to suppliers	68,767	74,341	50,560
Accounts payable and other accrued liabilities	(192,096)	(12,146)	97,433
Billings in excess of costs and estimated earnings	(68,432)	(38,204)	30,661
Customer advances	113,626	(16,969)	(20,830)
Net cash used in operating activities	(267,412)	(312,283)	(726,231)
Cash flows from investing activities:
Purchases of property, plant and equipment	(69,791)	(187,094)	(230,050)
Cash paid for solar power systems, leased and to be leased	(86,539)	(84,289)	(88,376)
Cash paid for solar power systems	(126,548)	(38,746)	(10,007)
Proceeds from sales or maturities of marketable securities	—	6,210	—
Proceeds from (payments to) 8point3 Energy Partners LP	—	(9,838)	539,791
Purchases of marketable securities	(1,306)	(4,955)	—
Cash paid for acquisitions, net of cash acquired	—	(24,003)	(64,756)
Dividend from equity method investees	3,773	—	—
Proceeds from sale of investment in joint ventures and non-public companies	5,954	—	—
Cash paid for investments in unconsolidated investees	(18,627)	(11,547)	(4,092)
Cash paid for intangibles	—	(521)	(9,936)
Net cash provided (used in) investing activities	(293,084)	(354,783)	132,574
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	—	416,305
Cash paid for repurchase of convertible debt	—	—	(324,352)
Proceeds from settlement of 4.50% Bond Hedge	—	—	74,628
Payments to settle 4.50% Warrants	—	—	(574)
Cash paid for acquisitions	—	(5,714)	—
Proceeds from bank loans and other debt	339,253	113,645	—
Repayment of bank loans and other debt	(358,317)	(143,601)	(16,088)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	89,612	183,990	100,108
Repayment of non-recourse residential financing	(6,888)	(37,932)	(41,503)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	196,628	146,334	180,881
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(18,228)	(19,039)	(10,291)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	527,897	738,822	441,775
Repayment of non-recourse power plant and commercial financing	(176,069)	(795,209)	(238,744)
Proceeds from 8point3 Energy Partners LP attributable to operating leases and unguaranteed sales-type lease residual values	—	—	29,300
Contributions from noncontrolling interests attributable to real estate projects	—	—	12,410
Proceeds from exercise of stock options	—	—	517
Contributions from noncontrolling interests attributable to power plant and commercial projects	800	—	—
Excess tax benefit from stock-based compensation	—	—	39,375
Purchases of stock for tax withholding obligations on vested restricted stock	(4,756)	(21,517)	(43,780)
Net cash provided by financing activities	589,932	159,779	619,967
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	689	735	(4,782)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	30,125	(506,552)	21,528
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	514,212	1,020,764	999,236
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$544,337	$514,212	$1,020,764

Non-cash transactions:
Assignment of residential lease receivables to third parties	$129	$4,290	$3,315
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$57,688	$57,422	$66,604
Costs of solar power systems, leased and to be leased, funded by liabilities	$5,527	$3,026	$10,972
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$110,375	$27,971	$6,076
Property, plant and equipment acquisitions funded by liabilities	$15,706	$43,817	$28,950
Net reclassification of cash proceeds offset by project assets in connection with the deconsolidation of assets sold to the 8point3 Group	$4,918	$45,862	$102,333
Exchange of receivables for an investment in an unconsolidated investee	$—	$2,890	$—
Contractual obligations satisfied with inventory	$34,675	$—	$—
Assumption of debt by buyer upon sale of projects	$196,104	$—	$—
Sale of residential lease portfolio in exchange for non-controlling equity interests in the 8point3 Group	$—	$—	$68,273
Acquisition funded by liabilities	$—	$103,354	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$59,885	$35,770	$34,909
Cash paid for income taxes	$12,795	$35,414	$29,509

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

Notes to the Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids-all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see Note 2).

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

Liquidity

The Company continues to face challenging industry conditions and a competitive environment. While the Company continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of 2016, the Company's net losses continued through the fiscal 2017 and are expected to continue through 2018. The Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 2. Transactions with Total and Total S.A."). However, our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate the Company may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of the consolidated financial statements contained herein. The Company has decided to divest certain assets, such as its equity interest in 8point3 Group (see "Item 1. Financial Statements—Notes to Consolidated Financial Statements-Note 10. Equity Method Investments and Note 18. Subsequent Events."), and join the sale process initiated by First Solar, Inc. On February 5, 2018, 8point3 Energy Partners LP entered into a definitive agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc., and certain other co-investors (collectively, “Capital Dynamics”), pursuant to which Capital Dynamics will acquire the entire 8point3 Group (the “Proposed Transactions”).

The completion of the Proposed Transactions is subject to a number of closing conditions, including approval by a majority of the outstanding 8point3 public Class A shareholders, the expiration of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, Federal Energy Regulatory Commission (FERC) Section 203 approval and the approval of the Committee on Foreign Investment in the United States (CFIUS). Additionally, the Proposed Transactions are subject to certain other customary closing conditions. The Company believe it has sufficiently evaluated these closing conditions in concluding that the sale of the Company's equity interest in the 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018 and will generate sufficient proceeds to satisfy its repayment obligations, which the Company believes mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018. In the event the Proposed Transactions do not close prior to the maturity of the 0.75% debentures due 2018, the Company expects to be able to obtain external sources of financing to repay the 0.75% debentures due 2018. The Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the outcome of the Proposed Transactions, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of these consolidated financial statements.

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

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2017 and 2016 were 52-week fiscal years. Fiscal year 2015 was a 53-week fiscal year and had a 14-week fourth fiscal quarter. Fiscal 2017 ended on December 31, 2017, fiscal 2016 ended on January 1, 2017, and fiscal 2015 ended on January 3, 2016.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; recoverability of financing receivables related to residential leases, inventory and project asset write-downs; stock-based compensation; estimates for valuation assumptions including discount rates, future cash flows and economic useful lives of property, plant and equipment, valuations for business combinations, intangible assets, investments, and other long-term assets; fair value and residual value of solar power systems, including those subject to residential operating leases; fair value of financial instruments; valuation of contingencies and certain accrued liabilities such as accrued warranty; and income taxes and tax valuation allowances and indemnities. Actual results could materially differ from those estimates.

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

For the year ended December 31, 2017, events and circumstances indicated that the Company’s solar power systems leased and to be leased might not be recoverable. The Company determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amounts of these assets. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by the Company. In accordance with such evaluation, the Company recognized a non-cash impairment charge on the consolidated statement of operations. For additional information on the related impairment charge, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing—Impairment of Residential Lease Assets."

Financing Receivables

Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables are initially recorded based on the expected gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term of up to 20 years and the systems estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of sales when the solar power systems are placed in service.

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

The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. SunPower maintains reserve percentages on past-due receivable aging buckets and bases such percentages on several factors, including consideration of historical credit losses and information derived from industry benchmarking. The Company also places doubtful financing receivables on nonaccrual status and discontinues accrual of interest. Financing receivables over 180 days are determined to be delinquent.

For the year ended December 31, 2017, events and circumstances indicated that the Company might not be able to collect all amounts due according to the contractual terms of the underlying lease agreements. The Company determined it was necessary to evaluate the potential for allowances in its ability to collect these receivables. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by the Company. In accordance with such evaluation, the Company recognized an allowance for losses on the consolidated statement of operations. For additional information on the related impairment charge, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Leasing—Impairment of Residential Lease Assets."

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

For the year ended December 31, 2017, events and circumstances (specifically, the uncertainties associated with the Section 201 trade case) indicated that the carrying values of the Company's long-lived assets associated with its manufacturing operations might not be recoverable. As a result, the Company performed an impairment evaluation utilizing the information available to the Company as of the filing date, and its estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, as more information becomes available, it is reasonably possible that the

Company's estimate of undiscounted cash flows may change in the near term resulting in the need to write down certain long-lived assets to fair value. The Company's estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact its business, revenues, margins, results of operations and estimated future cash flows. While the Company's estimate of undiscounted cash flows exceeded the long-lived assets carrying amounts, based on the information currently available for evaluation as of the filing date, uncertainties surrounding the potential implications of the tariffs imposed, interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions remain. The Company will perform a comprehensive review of its long-term strategy as a result of these tariffs in the coming months and as a result, the Company may be exposed to impairment in the future, which could be material to its results of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $6.3 million, $24.9 million and $23.4 million, in fiscal 2017, 2016, and 2015, respectively.

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

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than 9 months. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. As of December 31, 2017 and January 1, 2017 the Company had no customers that accounted for 10% of accounts receivable. In addition, one customer accounted for approximately 22% of the Company's "Costs and estimated earnings in excess of billings" balance as of December 31, 2017 on the Consolidated Balance Sheets as compared to one customer that accounted for approximately 10% of the balance as of January 1, 2017.

The Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for the next three years. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in "Benefit from (provision for) income taxes" in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

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

In March 2016, the FASB issued an update to the standards to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows companies to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement. The Company adopted the new guidance in the first quarter of fiscal 2017. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they were previously recognized in equity. The Company also elected to continue to estimate expected forfeitures to determine stock-based compensation expense and to present excess tax benefits as an operating activity in the statement of cash flows retrospectively. Adoption of the new accounting standard resulted in a decrease of net cumulative-effect adjustment of $15.7 million, primarily related to the recognition of the previously unrecognized excess tax benefits which decreased the accumulated deficit with a corresponding adjustment to long-term tax liabilities as of January 1, 2017.

In March 2016, the FASB issued an update to the standards to eliminate the retroactive adoption of the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The new guidance was effective for the Company for the first quarter of fiscal 2017 and required a prospective approach to adoption. The Company adopted the guidance in the first quarter of 2017, which impacted its investment in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., given it qualified for equity method treatment during the quarter, for further information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Equity Method Investments".

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

In May 2014, the FASB issued a new revenue recognition standard ("ASC 606") based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB has issued several updates to ASC 606 which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; (iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition; and (iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective for the Company in the first quarter of fiscal 2018 and is to be applied retrospectively using one of two prescribed methods. The Company will adopt ASC 606 on January 1, 2018 retrospectively, applying the new standard to each prior reporting period presented. The Company's ability to adopt retrospectively is dependent upon the completion of the analysis of information necessary to restate prior period financial statements and disclosures. The Company is in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASC 606.

Based on its process of reviewing historical contracts to quantify the impact of adoption on its consolidated financial statements, of which some components are still being determined, the Company expects the adoption of ASC 606 to primarily affect its Power Plants and Commercial Segments. Sales of solar power systems that include the sale or lease of related real estate, which occur under both segments, are currently accounted for under the guidance for real estate sales ("ASC 360-20"). ASC 360-20 requires the Company to evaluate whether such arrangements have any forms of continuing involvement that may affect the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring the Company to reduce the potential profit on a project sale by its maximum exposure to loss.  The Company anticipates that ASC 606, which supersedes the real estate sales guidance under ASC 360-20, will result in the earlier recognition of revenue and profit.  Based on the Company’s assessment and best estimates to date, as a result of the earlier recognition of revenue and profit upon adoption of ASC 606, the Company expects a cumulative-effect adjustment, net of taxes, between $460.0 million and $500.0 million decrease in accumulated deficit to the January 3, 2016 accumulated deficit balance. The cumulative-effective adjustment is primarily due to the recognition of profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under ASC 360-20. Under ASC 606, the Company expects that a material amount of this deferred profit will have been recognized prior to January 1, 2018, and as a result, the Company’s carrying value in the 8point3 Group will materially increase upon adoption which may require the Company to evaluate its investment in 8point3 Energy Partners for other-than-temporary impairment. The assessment with respect to the quantitative impact for fiscal 2016 and 2017 is still ongoing.

The Company believes the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain projects;

•	estimation of variable consideration for arrangements with contract terms, such as rights of return, liquidated damages, extended warranties, potential penalties and acceptance clauses; and

•	detailed disclosures including information about the transaction price allocated to remaining performance obligations and expected timing of revenue recognition.

The Company expects that revenue recognition for its other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, will remain materially consistent.

The Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates that this standard will have a material impact on its consolidated financial statements and disclosures, including further disaggregation of revenue. However, the Company does not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the financial statements at this time.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of December 31, 2017, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

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

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components: when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to Total, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the risks and rewards of ownership have passed. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of December 31, 2017, the Company had $12.7 million of "Customer advances, current portion" and $68.9 million of "Customer advances, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 9).

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into a letter agreement (the "Letter Agreement") in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations (the "Guaranties") of up to $100.0 million (the "Support Amount") under the Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as "Administrative Agent," and the other lenders party thereto; See Note 11 for additional information on the Amended and Restated Revolving Credit Agreement with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of December 31, 2017, the Company had $0.2 million of "Costs and estimated earnings in excess of billings" and $2.4 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the first quarter of fiscal 2017, in connection with a co-development project between the Company and Total, Total paid $0.5 million to the Company in exchange for the Company's ownership interest in the co-development project.

During the fourth quarter of 2017, the Company sold its remaining noncontrolling interests in a co-development project entity to Total, which was accounted for as equity method investment, resulting in a gain of $5.3 million in "Other income (expense), net" of the Consolidated Statements of Operations.

Related-Party Transactions with Total and its Affiliates:

The following related party balances and amounts are associated with transactions entered into with Total and its Affiliates:

	As of
(In thousands)	December 31, 2017	January 1, 2017
Accounts receivable	$2,366	$656
Costs and estimated earnings in excess of billings	$154	$1,956
Advances from customers - current[1]	$12,744	$—
Advances from customers - non-current[1]	$68,880	$—
1Refer to Note 9. Commitments and Contingencies - advances from customers

	Fiscal Year
(In thousands)	2017	2016	2015
Revenue:
EPC, O&M, and components revenue	$42,968	$64,719	$56,772
Cost of revenue:
EPC, O&M, and components cost of revenue	$30,400	$60,799	$53,691
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(138)	$(557)	$(1,620)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$6,325	$7,130	$11,227
Interest expense incurred on the 0.75% debentures due 2018	$1,500	$1,500	$1,500
Interest expense incurred on the 0.875% debentures due 2021	$2,188	$2,188	$2,188
Interest expense incurred on the 4.00% debentures due 2023	$4,000	$4,000	$167

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

Prior to the acquisition date, the Company accounted for its 50% interest in AUOSP as an equity method investment (see Note 10). The Company engaged a third-party valuation expert to assist in determining the fair value of AUOSP's assets, liabilities, and equity interests, by applying the income approach and using significant inputs that market participants would consider. Those inputs, mainly Level 3 inputs under the fair value measurement standards, included management’s expectations of AUOSP’s future operating and financial forecasts, current and projected market pricing data of polysilicon and photovoltaic cells, and discount rates commensurate with the Company’s weighted average cost of capital. The acquisition-date fair value of the previous equity interest, computed as the Company's 50% interest in the net asset value of AUOSP, as determined using the income approach and with assistance from the third-party valuation expert, was $120.5 million and is included in the measurement of the consideration transferred. The Company recognized a loss of $90.9 million as a result of remeasuring its prior equity interest in AUOSP held before the business combination. The loss is included in the "Other income (expense), net" section of the Consolidated Statements of Operations.

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

As a result of the acquisition and the settlement of the preexisting agreements, the Company recognized a net gain of $203.3 million, which was recognized separately from the business combination and is included in the "Other income (expense), net" section of the Consolidated Statements of Operations. The gain was comprised of three primary components: first, a $133.0 million gain related to the elimination of a customer advance liability without return of any proceeds by the Company that was previously recognized in the Company’s books associated with the prepayment by AUOSP under the polysilicon purchase contract with the Company. The fair value of this prepayment on AUOSP’s opening balance sheet was determined to be zero and accordingly the offsetting balance on the Company’s balance sheet was written off. Second, an $87.2 million gain associated with the termination of the polysilicon purchase contract between AUOSP and the Company, which was calculated as the discounted value of the contractually committed quantity of polysilicon multiplied by the difference between the pre-existing contractually committed prices and market-based prices of polysilicon, plus the amount that had previously been prepaid under the contract. These amounts were partially offset by a $16.9 million loss associated with the termination of the cell supply contract, which was calculated as the discounted value of the difference between the pre-existing contractually committed prices and market-based prices of solar cells AUOSP could sell under the supply agreement, multiplied by management’s expectations of future quantities manufactured by AUOSP during the contract period.

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

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Residential	Commercial	Power Plant	Total
As of January 3, 2016	$32,180	$10,314	$15,641	$58,135
Goodwill arising from business combinations	17,771	23,316	48,513	89,600
Goodwill impairment	(49,951)	(33,260)	(64,154)	(147,365)
Adjustments to goodwill	—	(370)	—	(370)
As of January 1, 2017 and December 31, 2017	$—	$—	$—	$—

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

Due to market circumstances that occurred during the third quarter of fiscal 2016, including a decline in the Company's stock price which resulted in the market capitalization of the Company being below its book value, the Company determined that an interim goodwill impairment evaluation was necessary. Based on the interim impairment test as of October 2, 2016, the Company determined that the carrying value of all reporting units exceeded their fair value. As a result, the Company performed an evaluation of the second step of the impairment analysis for the reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for all reporting units was zero and therefore recorded a goodwill impairment loss of $147.4 million, representing all of the goodwill associated with these reporting units. As described in Note 3, the majority, or $89.6 million, of the total goodwill impairment loss of $147.4 million was attributable to goodwill recorded during the Company’s third quarter of fiscal 2016 related to the acquisition of AUOSP on September 29, 2016. The goodwill associated with this acquisition, as well as the pre-existing goodwill of $57.8 million was immediately impaired one business day later on September 30, 2016, the date of the Company’s goodwill impairment test. Further, the calculation of the amount of the newly-created goodwill recorded in connection with the AUOSP acquisition was significantly impacted by the simultaneous calculation of the settlement of certain pre-existing relationships. Therefore, the Company determined that presenting the settlement of these pre-existing relationships and the aggregate goodwill impairment, including newly-created goodwill and pre-existing goodwill, under “Other income (expense), net” most accurately reflected the substance of the transaction, as the majority of the goodwill impairment loss was attributable to the acquisition of AUOSP, and such transaction was not associated with the Company’s normal operations.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of December 31, 2017
Patents and purchased technology	$52,313	$(26,794)	$25,519
Project pipeline assets	9,446	(9,446)	—
Purchased in-process research and development	1,200	(1,200)	—
Other	1,000	(1,000)	—
	$63,959	$(38,440)	$25,519

As of January 1, 2017
Patents and purchased technology	$48,640	$(15,529)	$33,111
Project pipeline assets	9,446	(1,804)	7,642
Purchased in-process research and development	3,700	(485)	3,215
Other	1,000	(750)	250
	$62,786	$(18,568)	$44,218

Aggregate amortization expense for intangible assets totaled $19.7 million, $13.0 million, and $5.1 million for fiscal 2017, 2016 and 2015, respectively. Aggregate impairment loss for intangible assets amounted to zero , $4.7 million and zero for fiscal 2017, 2016 and 2015 respectively.

As of December 31, 2017, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2018	10,219
2019	8,948
2020	6,317
Thereafter	35
$25,519

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	December 31, 2017	January 1, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2,3]	$252,840	$242,451
Less: allowance for doubtful accounts[4]	(35,387)	(20,380)
Less: allowance for sales returns	(1,974)	(2,433)
	$215,479	$219,638

[1]	Includes short-term financing receivables associated with solar power systems leased of $19.1 million and $19.3 million as of December 31, 2017 and January 1, 2017, respectively (see Note 6).

[2]
Includes short-term retainage of $13.2 million and $8.8 million as of December 31, 2017 and January 1, 2017, respectively. Retainage refers to the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met.

[3]
The Company pledged accounts receivable of $1.7 million and $0.3 million, respectively, as of December 31, 2017 and January 1, 2017, to third-party investors as security for the Company's contractual obligations.

4 For the year ended December 31, 2017, the Company recognized an allowance for losses of $5.8 million on the short-term financing receivables associated with solar power systems leased.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$20,380	$15,609	$(7,094)	$28,895
Year ended January 1, 2017	15,505	7,319	(2,445)	20,380
Year ended January 3, 2016	18,152	1,163	(3,810)	15,505
Allowance for sales returns:
Year ended December 31, 2017	2,433	(459)	—	1,974
Year ended January 1, 2017	1,907	526	—	2,433
Year ended January 3, 2016	1,145	762	—	1,907
Valuation allowance for deferred tax assets:
Year ended December 31, 2017	497,236	61,610	—	558,846
Year ended January 1, 2017	268,671	228,565	—	497,236
Year ended January 3, 2016	118,748	149,923	—	268,671

	As of
(In thousands)	December 31, 2017	January 1, 2017
Inventories:
Raw materials	$59,288	$136,906
Work-in-process	111,164	184,967
Finished goods	182,377	79,834
	$352,829	$401,707

	As of
(In thousands)	December 31, 2017	January 1, 2017
Prepaid expenses and other current assets:
Deferred project costs[1]	$39,770	$68,338
VAT receivables, current portion	11,561	14,260
Deferred costs for solar power systems to be leased	25,076	28,705
Derivative financial instruments	2,612	4,802
Prepaid inventory	—	83,943
Other receivables	49,015	85,834
Prepaid taxes	426	5,468
Other prepaid expenses	23,433	24,260
Other current assets	551	60
	$152,444	$315,670

[1]
As of December 31, 2017 and January 1, 2017, the Company had pledged deferred project costs of $2.9 million, and $2.3 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	December 31, 2017	January 1, 2017
Project assets - plants and land:
Project assets — plants	$90,879	$389,103
Project assets — land	12,184	18,927
	$103,063	$408,030
Project assets — plants and land, current portion	$103,063	$374,459
Project assets — plants and land, net of current portion	$—	$33,571

	As of
(In thousands)	December 31, 2017	January 1, 2017
Property, plant and equipment, net:
Manufacturing equipment[1]	$406,026	$403,808
Land and buildings	197,084	130,080
Leasehold improvements	297,522	280,620
Solar power systems[2]	451,875	207,277
Computer equipment	111,183	185,518
Furniture and fixtures	12,621	12,591
Construction-in-process	14,166	39,849
	1,490,477	1,259,743
Less: accumulated depreciation	(342,435)	(232,677)
	$1,148,042	$1,027,066

[1]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") was collateralized by certain manufacturing equipment with a net book value of $14.3 million as of January 1, 2017. During the first quarter of 2017, the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC has been repaid.

[2]
Includes $419.0 million and $177.1 million of solar power systems associated with sale-leaseback transactions under the financing method as of December 31, 2017 and January 1, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see Note 6).

	As of
(In thousands)	December 31, 2017	January 1, 2017
Property, plant and equipment, net by geography[1]:
United States	$489,167	$276,053
Philippines	325,601	373,286
Malaysia	233,824	275,980
Mexico	80,560	81,419
Europe	18,767	20,154
Other	123	174
	$1,148,042	$1,027,066

[1]	Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	December 31, 2017	January 1, 2017
Other long-term assets:
Equity method investments[1]	$(15,515)	$(6,931)
Derivative financial instruments	—	11,429
Cost method investments	35,840	39,423
Other[2]	59,821	141,598
	$80,146	$185,519

[1]
Includes the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $82.8 million and $60.6 million as of December 31, 2017 and January 1, 2017, respectively (see Note 10).

l

[2]
As of December 31, 2017 and January 1, 2017, the Company had pledged deferred project costs of $6.4 million and $0.4 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	December 31, 2017	January 1, 2017
Accrued liabilities:
Employee compensation and employee benefits	$53,225	$43,370
Deferred revenue	41,121	27,649
Interest payable	15,396	15,329
Short-term warranty reserves	25,222	4,894
Restructuring reserve	3,886	18,001
VAT payables	8,691	4,743
Derivative financial instruments	1,452	2,023
Inventory payable	—	83,943
Proceeds from 8point3 Energy Partners attributable to projects prior to Commercial Operation Date ("COD")	—	3,665
Contributions from noncontrolling interests attributable to projects prior to COD	—	93,875
Taxes payable	21,352	25,602
Liability due to AU Optronics	21,389	31,714
Other	76,026	36,418
	$267,760	$391,226

	As of
(In thousands)	December 31, 2017	January 1, 2017
Other long-term liabilities:
Deferred revenue	$183,601	$188,932
Long-term warranty reserves	156,082	156,315
Long-term sale-leaseback financing	479,597	204,879
Long-term residential lease financing with 8point3 Energy Partners	29,245	29,370
Unrecognized tax benefits	19,399	47,203
Long-term pension liability	4,465	3,381
Derivative financial instruments	1,174	448
Long-term liability due to AU Optronics	57,611	71,639
Other	23,472	18,865
	$954,646	$721,032

	As of
(In thousands)	December 31, 2017	January 1, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(6,631)	$(12,249)
Net unrealized gain (loss) on derivatives	(541)	1,203
Net gain on long-term pension liability adjustment	4,164	4,228
Deferred taxes	—	(420)
	$(3,008)	$(7,238)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017:

	As of
(In thousands)	December 31, 2017	January 1, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$808,628	$666,700
Solar power systems to be leased	26,830	25,367
	835,458	692,067
Less: accumulated depreciation and impairment[3]	(407,309)	(70,800)
	$428,149	$621,267

[1]	Solar power systems leased and to be leased, net are physically located exclusively in the United States.

[2]
As of December 31, 2017 and January 1, 2017, the Company had pledged solar assets with an aggregate book value of $112.4 million and $13.1 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

3 For the year ended December 31, 2017, the Company recognized a non-cash impairment charge of $306.1 million on solar power systems leased and to be leased.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of December 31, 2017:

(In thousands)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$32,650	32,573	32,640	32,710	32,781	429,652	$593,006

[1]
Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of December 31, 2017 and January 1, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	December 31, 2017	January 1, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$690,249	$560,582
Unguaranteed residual value	86,111	70,636
Unearned income	(120,416)	(104,624)
Allowance for estimated losses	(297,972)	—
Net financing receivables	$357,972	$526,594
Current	$19,095	$19,261
Long-term	$338,877	$507,333

[1]
As of December 31, 2017 and January 1, 2017, the Company had pledged financing receivables of $113.4 million and $18.6 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

[2]	Net of allowance for doubtful accounts amounting to $6.1 million and $4.5 million, as of December 31, 2017 and January 1, 2017, respectively.

As of December 31, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$36,875	36,063	36,364	36,669	36,981	507,297	$690,249

[1]	Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Impairment of Residential Lease Assets

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

Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represents gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term and the systems estimated residual value, net of unearned income and allowance for estimated losses. The Company’s evaluation of the recoverability of these financing receivables is based on evaluation of the likelihood, based on current information and events, and whether the Company will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, the Company recognizes an allowance for losses on financing receivables based on its estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "residential lease portfolio."

In conjunction with its efforts to generate more available liquid funds and simplify its balance sheets, the Company made the decision to sell its interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with its related marketing efforts in the fourth quarter of fiscal 2017. To date, although this transaction is in the early stages and no final decision on any particular structure has yet been reached, the Company has obtained information from prospective purchasers regarding their expression of interest in a potential transaction. As a result of these events, the Company determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of its residential lease portfolio. The Company first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on its own specific alternative courses of action under consideration. The alternative courses were either to sell the Company’s interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, the Company considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

Based on the test performed, the Company determined that the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value. In estimating the fair value of the residential lease portfolio, the Company made estimates and judgments that it believes reasonable market participants would make in determining the fair value of the residential lease portfolio based on expected future cash flows. The impairment evaluation was based on the income approach and included assumptions for contractual lease rentals, lease expenses, residual value, forecasted default rate over the lease term and discount rates, some of which require significant judgment by management.

In accordance with such evaluation, the Company recognized a non-cash impairment charge of $624.3 million as "Impairment of residential lease assets" on the consolidated statement of operations. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, the Company allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $150.6 million. As a result, the net impairment charges attributable to SunPower stockholders totaled $473.7 million for the year ended December 31, 2017 and were recorded within the Residential Segment.

The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the sales and marketing process continue, the Company may be exposed to additional impairment charges in the future, which could be material to the results of operations.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of December 31, 2017, future minimum lease obligations associated with these systems were $71.9 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 5). As of December 31, 2017, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $415.4 million, which will be recognized over the lease terms of up to 25 years. During fiscal 2017 and 2016, the Company had net financing proceeds of $259.6 million, and $94.8 million, respectively, in connection with these sale-leaseback arrangements. As of December 31, 2017 and January 1, 2017, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $479.6 million and $204.9 million, respectively (see Note 5).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of December 31, 2017 or January 1, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017 and January 1, 2017:

	December 31, 2017			January 1, 2017
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Restricted cash and cash equivalents[1]:
Money market funds	$—	$—	$—	$3,002	$3,002	$—
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	2,579	—	2,579	4,802	—	4,802
Other long-term assets:
Derivative financial instruments (Note 12)	—	—	—	11,429	—	11,429
Total assets	$2,579	$—	$2,579	$19,233	$3,002	$16,231
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$1,452	$—	$1,452	$2,023	$—	$2,023
Other long-term liabilities:
Derivative financial instruments (Note 12)	1,174	—	1,174	448	—	448
Total liabilities	$2,626	$—	$2,626	$2,471	$—	$2,471

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. Information regarding the Company's goodwill and intangible asset balances are disclosed in Note 4. As of January 1, 2017, the Company's Fab 2 manufacturing facility was measured at fair value, determined using a combination of the cost and market approaches in conjunction with a third-party appraiser. While certain inputs used when applying the market approach, such as market prices of assets with comparable features, were observable, the application of the cost approach required the Company to develop certain of its own assumptions, such as the remaining useful life of the facility. Thus, although a combination of Level 2 and Level 3 inputs were utilized to determine the estimated fair value, the Fab 2 manufacturing facility was classified as a Level 3 fair value measurement based on the lowest level of significant inputs. As of December 31, 2017, there were no such items recorded at fair value, with the exception of residential lease assets. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Leasing."

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of December 31, 2017 and January 1, 2017 these bonds had a carrying value of $6.2 million and $5.0 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of December 31, 2017 and January 1, 2017, the Company had $(15.5) million and $(6.9) million, respectively, in investments accounted for under the equity method (see Note 10). As of December 31, 2017 and January 1, 2017, the Company had $35.8 million and $39.4 million respectively, in investments accounted for under the cost method.

Note 8. RESTRUCTURING

December 2016 Restructuring Plan

On December 2, 2016, the Company adopted a restructuring plan to reduce costs and focus on improving cash flow. As part of the plan, the Board of Directors approved the closure of the Company’s Philippine-based Fab 2 manufacturing facility. In connection with the plan, which is expected to be completed by the first half of fiscal 2018, the Company expects approximately 2,500 employees to be affected, primarily in the Philippines. The Company expects to incur restructuring charges in connection with the plan totaling approximately $225 million to $250 million, consisting primarily of asset impairments, severance benefits, lease and related termination costs, and other associated costs. The Company expects approximately 30% of such total restructuring charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted a restructuring plan in response to expected near-term challenges primarily relating to the Company’s Power Plant Segment. In connection with the realignment, which is expected to be completed by the end of the first quarter of 2018, the Company expects approximately 1,200 employees to be affected, primarily in the

Philippines. The Company expects to incur restructuring charges totaling approximately $35 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. The Company expects more than 50% of total charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates due to a number of factors, including uncertainties related to required consultations with employee representatives as well as other local labor law requirements and mandatory processes in the relevant jurisdictions.

Legacy Restructuring Plans

During prior fiscal years, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market, which included the consolidation of the Company's Philippine manufacturing operations, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 31, 2017, and the remaining costs to be incurred are not expected to be material.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2017	2016	2015	Cumulative To Date
December 2016 Plan:
Non-cash impairment charges	$147	$148,791	$—	$148,938
Severance and benefits	5,643	15,901	—	21,544
Lease and related termination costs	707	—	—	707
Other costs[1]	13,824	7,819	—	21,643
	$20,321	$172,511	$—	$192,832
August 2016 Plan:
Non-cash impairment charges	$—	$17,926	$—	$17,926
Severance and benefits	(242)	15,591	—	15,349
Lease and related termination costs	2	557	—	559
Other costs[1]	989	$364	$—	1,353
	$749	$34,438	$—	$35,187
Legacy Restructuring Plans:
Non-cash impairment charges	$—	$—	$5	$61,320
Severance and benefits	14	350	2,710	61,963
Lease and related termination costs	—	(171)	1,210	6,813
Other costs[1]	(39)	62	2,466	13,560
	(25)	241	6,391	143,656
Total restructuring charges	$21,045	$207,190	$6,391	$371,675
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activity during the fiscal year ended December 31, 2017:

	Fiscal Year
(In thousands)	2016	Charges (Benefits)	Payments	2017
December 2016 Plan:
Non-cash impairment charges (benefits)	$—	$147	$—	$—
Severance and benefits	8,111	5,643	(11,892)	1,862
Lease and related termination costs	—	707	(707)	—
Other costs[1]	5,932	13,824	(19,702)	54
	$14,043	$20,321	$(32,301)	$1,916
August 2016 Plan:
Severance and benefits	3,448	(242)	(1,471)	1,735
Lease and related termination costs	—	2	(2)	—
Other costs[1]	86	989	(1,036)	39
	$3,534	$749	$(2,509)	1,774
Legacy Restructuring Plans:
Severance and benefits	$299	$14	$(116)	$197
Lease and related termination costs	52	—	(52)	—
Other costs[1]	73	(39)	(35)	(1)
	424	(25)	(203)	196
Total restructuring liability	$18,001	$21,045	$(35,013)	$3,886

[1]	Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of December 31, 2017, future minimum lease payments for facilities under operating leases were $43.3 million, to be paid over the remaining contractual terms of up to 9 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of December 31, 2017, future minimum lease payments for assets under capital leases were $4.0 million, to be paid over the remaining contractual terms of up to 7 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, among others, which specify future quantities and pricing of products to be supplied by the vendors for periods of up to 3 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 31, 2017 are as follows:

(In thousands)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total[1]
Future purchase obligations	$342,667	224,612	336,490	1,000	1,000	1,000	$906,769

[1]
Total future purchase obligations were composed of $169.2 million related to non-cancellable purchase orders and $737.5 million related to long-term supply agreement. Subsequent to fiscal 2017, the Company entered into a long-term supply agreement totaling $55.6 million with its supplier.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories, some of which (in the case of polysilicon) are at purchase prices significantly above current market prices for similar materials, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on the Company's long-term operating plans. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company's purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of December 31, 2017 and January 1, 2017, advances to suppliers totaled $216.0 million and $284.8 million, respectively, of which $30.7 million and $111.5 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. Two suppliers accounted for 99% and 1% of total advances to suppliers, respectively, as of December 31, 2017, and 90% and 10%, respectively, as of January 1, 2017.

Advances from Customers

The estimated utilization of advances from customers as of December 31, 2017 is as follows:

(In thousands)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Estimated utilization of advances from customers	$54,999	37,470	31,592	—	—	—	$124,061

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see Note 2); in March 2017, the Company received a prepayment totaling $88.5 million. As of December 31, 2017, the Company had received $81.6 million in advance payments from Total, of which $12.7 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2017, 2016 and 2015, respectively:

	Fiscal Year
(In thousands)	2017	2016	2015
Balance at the beginning of the period	$161,209	$164,127	$154,648
Accruals for warranties issued during the period	29,689	14,575	25,561
Settlements and adjustments during the period	(9,595)	(17,493)	(16,082)
Balance at the end of the period	$181,303	$161,209	$164,127

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

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see Note 10). As of December 31, 2017, the Company has future financing obligations related to these agreements through fiscal 2018 totaling $25.0 million.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $19.4 million and $47.2 million as of December 31, 2017 and January 1, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("Treasury") grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and Treasury Cash Grant programs. The Company applies for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. Since the Company cannot determine future revisions to Treasury guidelines governing system values, how the IRS will evaluate system values used in claiming ITCs, or Cash Grants, or how its customers and investors have utilized or will utilize these benefits in their own filings, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under the Company’s contractual investor obligation as of each reporting date.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of December 31, 2017 and January 1, 2017, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $4.5 million and $3.4 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s benefit plans was $0.1 million for the year ended December 31, 2017.

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

Class Action and Derivative Suits

On August 16, 2016 and August 26, 2016, two securities class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). The substantially identical complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On December 9, 2016, the court consolidated the cases and appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017, and the Company filed a motion to dismiss the amended complaint on December 18, 2017. Plaintiffs’ opposition was filed on January 26, 2018, the defendants' reply is due February 27, 2018, and the hearing on the motion is set for April 12, 2018.

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

Note 10. EQUITY METHOD INVESTMENTS

As of December 31, 2017 and January 1, 2017, the carrying value of the Company's equity method investments totaled $(15.5) million and $(6.9) million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. These balances include the carrying value of the Company's investment in the 8point3 Group, which had a negative value of $82.8 million and $60.6 million as of December 31, 2017 and January 1, 2017, respectively (see below). The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

Equity Investment in 8point3 Energy Partners

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by the Company and First Solar, (together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO"). 8point3 Energy Partners' Class A shares are now listed on the NASDAQ Global Select Market under the trading symbol “CAFD”.

Immediately after the IPO, the Company contributed a portfolio of solar generation assets (the "SPWR Projects") to OpCo, 8point3 Energy Partner's primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo (since reduced to 36.5% via a secondary issuance of shares in fiscal 2016) and a 50.0% economic and management stake in Holdings, the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional portfolio of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”); however, 8point3 Group’s rights in the ROFO Projects have been waived while the Divestiture Transaction is pending. In connection with the IPO, the Company also entered into O&M, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of 2016. During the fiscal year ended December 31, 2017, the Company received $30.1 million in dividend distributions from the 8point3 Group.

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

Under relevant guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see Note 5). As of December 31, 2017 and January 1, 2017, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group had an aggregate carrying value of $71.3 million and $74 million, respectively, on the Company's Consolidated Balance Sheets.

During fiscal 2016 and fiscal 2017, the Company sold several ROFO Projects to 8point3 Energy Partners, including a noncontrolling interest in the 128 MW Henrietta utility-scale power plant in California (the "Henrietta Project") and controlling interests in the 60 MW Hooper utility-scale power plant in Colorado and two commercial projects comprised of multiple sites each. The Company accounted for these sales as partial sales of real estate and recognized revenue equal to total project costs when such projects reached their commercial operation date. No profit on these sales was recognized, as unconditional cash proceeds did not exceed total project costs, and such derecognition resulted in a net $50.8 million reduction in the carrying value of the Company’s investments in the 8point3 Group as of December 31, 2017. The net cash proceeds from the sales of these projects to the 8point3 Group as well as related proceeds from tax equity investors were classified as operating cash inflows in the Consolidated Statement of Cash Flows. In addition to the treatment above with respect to the transactions with the 8point3 Group, the sale of the controlling interest in the Henrietta Project in the third quarter of fiscal 2016 was accounted for as a partial sale of real estate pursuant to which the Company recognized revenue equal to the sales value.

As of December 31, 2017 and January 1, 2017, the Company's investment in the 8point3 Group had a negative carrying value of $82.8 million and $60.6 million, respectively, resulting from the continued deferral of profit recognition for projects sold to the 8point3 Group that included the sale or lease of real estate. The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a one-for-one basis to the publicly traded Class A shares of 8point3. Based on the closing stock price of Class A shares as of December 29, 2017, the final trading day prior to the end of the Company’s fiscal quarter, the Company’s investment in OpCo has an estimated market value of $439.3 million.

In fiscal 2017, following a review of its strategic alternatives, the Company decided to explore a divestiture jointly with First Solar. On February 5, 2018, 8point3 Energy Partners entered into the Divestiture Transaction, and the Company entered into a Support Agreement which obligates the Company to support the Divestiture Transaction (See Note 18. Subsequent Events). The Divestiture Transaction is subject to customary conditions and approvals, and the details and timing are subject to change. Successful closure of the Divestiture Transaction is not assured.

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

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms. First, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. For sales of solar power systems not involving real estate where the Company maintains an equity interest in the project sold to the customer, the Company recognizes all of the consideration received, including the fair value of the noncontrolling interest it obtained, as revenue and defers any future profits associated with the interest obtained through "Equity in earnings of unconsolidated affiliates, net of tax." During the fourth quarter of 2017, the Company sold its remaining noncontrolling interests in a co-development project entity to Total, which was accounted for as an equity method investment, resulting in a gain of $5.3 million in "Other income (expense), net" of the Consolidated Statements of Operations. As of December 31, 2017 and January 1, 2017, respectively, the Company’s investments in such projects had a carrying value of $45.6 million and $45.5 million, of which $38.5 million and $41.2 million were accounted for under the equity method with the remainder accounted for under the cost method.

Summarized Financial Statements

The following table presents summarized financial statements for significant investees accounted for by the equity method, based on the investees' fiscal years and on information provided to the Company by the investee:

	Fiscal Year
(In thousands)	2017	2016	2015
Summarized statements of operations information:
Revenue	$70,089	$61,197	$480,106
Cost of sales and operating expenses	45,427	38,716	457,392
Net income	46,713	30,432	38,770
Net income attributable to the entity	53,183	156,793	140,969

	Fiscal Year
(In thousands)	2017	2016
Summarized balance sheet information
Current assets	$36,090	$35,407
Long-term assets	1,573,115	1,299,656
Current liabilities	7,648	26,606
Long-term liabilities	706,885	398,192
Noncontrolling interests and redeemable noncontrolling interests	72,945	58,658

Related-Party Transactions with Investees:

	As of
(In thousands)	December 31, 2017	January 1, 2017
Accounts receivable	$1,275	$3,397
Other long-term assets	$—	$723
Accounts payable	$3,764	$—
Accrued liabilities	$4,161	$3,665
Customer advances	$175	$57
Other long-term liabilities	$29,245	$29,370

	Fiscal Year
(In thousands)	2017	2016	2015
Payments made to investees for products/services	$—	$337,831	$444,121
Revenues and fees received from investees for products/services[1]	$31,459	$317,314	$47,019

[1]	Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	December 31, 2017				January 1, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$418,715	$418,715	$425,000	$—	$417,473	$417,473
0.875% debentures due 2021	400,000	—	397,739	397,739	400,000	—	397,079	397,079
0.75% debentures due 2018	300,000	299,685	—	299,685	300,000	—	298,926	298,926
IFC mortgage loan	—	—	—	—	17,500	17,121	—	17,121
CEDA loan	30,000	—	28,538	28,538	30,000	—	28,191	28,191
Non-recourse financing and other debt[1]	466,766	57,131	399,134	456,265	477,594	52,892	419,905	472,797
	$1,621,766	$356,816	$1,244,126	$1,600,942	$1,650,094	$70,013	$1,561,574	$1,631,587

[1]	Other debt excludes payments related to capital leases, which are disclosed in Note 9.

As of December 31, 2017, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Aggregate future maturities of outstanding debt	$357,132	15,835	14,710	415,641	38,290	780,158	$1,621,766

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	December 31, 2017			January 1, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$418,715	$425,000	$368,399	$417,473	$425,000	$301,555
0.875% debentures due 2021	397,739	400,000	315,132	397,079	400,000	266,996
0.75% debentures due 2018	299,685	300,000	299,313	298,926	300,000	270,627
	$1,116,139	$1,125,000	$982,844	$1,113,478	$1,125,000	$839,178

[1]	The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company borrowed $75.0 million and was required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. The Company was required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company was able to prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company had pledged certain assets as collateral supporting its repayment obligations (see Note 5). As of December 31, 2017 and January 1, 2017, the Company had restricted cash and cash equivalents of zero and $9.2 million, respectively, related to the IFC debt service reserve, which was the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, the Company repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC.

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

As of December 31, 2017, the Company had no outstanding borrowings under the revolving credit facility. As of January 1, 2017, the Company had $4.7 million of outstanding borrowings under the revolving credit facility, all of which were related to letters of credit that were fully cash collateralized at the time.

August 2016 Letter of Credit Facility Agreement

In August 2016, the Company entered into a letter of credit facility with Banco Santander, S.A. which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $85 million. As of December 31, 2017 and January 1, 2017, there were no letters of credit issued and outstanding under the facility with Banco Santander, S.A. The availability of such letters of credit is subject to review and approval by Banco Santander, S.A. at the time of each request made by the Company.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. As of December 31, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $30.1 million and $45.8 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of December 31, 2017 and January 1, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $173.7 million and $244.8 million, respectively.

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

As of December 31, 2017 and January 1, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $7.1 million and $3.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs")

On May 4, 2016, the Company entered into a revolving credit facility (as amended to date, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company could borrow up to $200 million.  The Construction Revolver also includes a $100 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that the Company may borrow to up to $50 million. Amounts borrowed under the facility may be repaid and reborrowed in support of the Company’s commercial and small-scale utility projects in the United States until the May 4, 2021 maturity date. The facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of December 31, 2017 and January 1, 2017, the aggregate carrying value of the Construction Revolver totaled $3.2 million and $10.5 million, respectively.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	December 31, 2017	January 1, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$17,068	$6,718	Short-term debt and Long-term debt
Long-term loans	356,622	283,852	Short-term debt and Long-term debt
Financing arrangements with third parties	29,245	29,370	Other long-term liabilities
Tax equity partnership flip facilities	119,415	183,109	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	28,168	28,775	Short-term debt and Long-term debt
El Pelicano credit facility	—	90,474	Short-term debt and Long-term debt
Construction Revolver	3,240	10,469	Long-term debt
Arizona loan	7,161	7,649	Short-term debt and Long-term debt
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

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During fiscal 2017, the Company had net proceeds of $10.3 million in connection with these loans. As of December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $17.1 million. In January 2018, the Company entered into additional bridge loan financing, and had net proceeds of $10.5 million in connection with these loans.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 17 and 18 years, and may be prepaid without penalty at the Company’s option beginning seven years after the original issuance of the loan. During fiscal 2017 and 2016, the Company had net proceeds of $72.4 million and $111.8 million in connection with these loans. As of December 31, 2017, and January 1, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $356.6 million and $283.9 million, respectively.

The Company has entered into multiple arrangements under which solar power systems are financed by third-party investors or customers, including by a legal sale of the underlying asset that is accounted for as a borrowing under relevant accounting guidelines, as the requirements to recognize the transfer of the asset were not met. Under the terms of these arrangements, the third parties make an upfront payment to the Company, which the Company recognizes as a liability that will be reduced over the term of the arrangement as lease receivables and government incentives are received by the third party. As the liability is reduced, the Company makes a corresponding reduction in receivables. The Company uses this approach to account for both operating and sales-type leases with its residential lease customers in its consolidated financial statements. During fiscal 2017 and 2016, the Company had net proceeds of zero and $28.5 million, respectively, in connection with these facilities. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $29.2 million and $29.4 million, respectively (see Note 5).

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip". The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on the Company's Consolidated Balance Sheets. During fiscal 2017 and 2016, the Company had net contributions of $178.4 million and $127.3 million, respectively, under these facilities and attributed losses of $91.2 million and $74.9 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $119.4 million and $183.1 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2017, the Company entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. In the third quarter of fiscal 2017, the Company repaid the full outstanding amount of $106.0 million in connection with the credit facility.

In fiscal 2016, the Company entered into the Construction Revolver credit facility to support the construction of the Company’s commercial and small-scale utility projects in the United States. During fiscal 2017, the Company made net repayments of $9.1 million in connection with the facility. As of December 31, 2017, and January 1, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on the Company's Consolidated Balance Sheets, was $3.2 million and $10.5 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. As of December 31, 2017 and January 1, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $28.2 million and $28.8 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. In the fourth quarter of fiscal 2017, the Company sold El Pelicano, and the buyer assumed the full outstanding debt balance of $196.1 million upon the sale of the project.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of both December 31, 2017 and January 1, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.2 million and $7.6 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See Note 6 for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of December 31, 2017 and January 1, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	December 31, 2017	January 1, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$1,711
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	61	—
		$61	$1,711
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$—	$1,076
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	2,518	2,015
Interest rate contracts	Other long-term assets	—	11,429
		$2,518	$14,520

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$71
Interest rate contracts	Other long-term liabilities	715	448
		$715	$519

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$—	$15
Foreign currency forward exchange contracts	Accrued liabilities	1,452	1,937
Interest rate contracts	Other long-term liabilities	459	—
		$1,911	$1,952

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,579	$—	$2,579	$603	$—	$1,976
Derivative liabilities	$2,626	$—	$2,626	$603	$—	$2,023

	January 1, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$16,231	$—	$16,231	$1,694	$—	$14,537
Derivative liabilities	$2,471	$—	$2,471	$1,694	$—	$777

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Fiscal Year
(In thousands)	2017	2016	2015
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$1,203	$5,942	$(1,443)
Unrealized gain (loss) recognized in OCI (effective portion)	(905)	2,626	12,129
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(859)	(7,365)	(4,744)
Net gain (loss) on derivatives	$(1,764)	$(4,739)	$7,385
Gain (loss) in OCI at the end of the period	$(561)	$1,203	$5,942

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended December 31, 2017, January 1, 2017 and January 3, 2016:

	Fiscal Year
(In thousands)	2017	2016	2015
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$254	$(1,069)	$(1,925)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$1,635	$(6,964)	$4,146

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

As of December 31, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $2.1 million. As of January 1, 2017, the Company had designated outstanding cash flow hedge option contracts with an aggregate notional value of $17.3 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of a month or less and consist of foreign currency forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of December 31, 2017, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $8.2 million. The maturity dates of these contracts range from January 2, 2018 to January 30, 2018. As of January 1, 2017, to hedge balance sheet exposure, the Company held option contracts and forward contracts with aggregate notional values of $11.0 million and $42.9 million, respectively. The maturity dates of these contracts ranged from January 2017 to June 2017.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of both December 31, 2017 and January 1, 2017, the Company had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $58.1 million and $7.6 million, respectively, and interest rate swap agreements not designated as cash flow hedges with aggregate notional values of $21.1 million and $170.3 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign sourced earnings.

In accordance with accounting standard ASC 740 "Income Taxes", companies are required to recognize the tax law changes in the period of enactment. However, SAB 118 allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. We recorded a provisional amount for the one-time transition tax of our foreign subsidiaries resulting in a reduction of net operating losses of $161.9 million. We have not finalized our calculation of total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of the post-1986 E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes and foreign withholding taxes have been provided for any remaining undistributed foreign earnings not subject to transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment.

The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded for the remeasurement and resulting write-down of the deferred tax balance was $246.4 million. The change in our deferred tax balances had a corresponding change to our valuation allowance thereby resulting in no income tax expense for the period. However, we are still analyzing aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	2017	2016	2015
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	(1,158,314)	$(696,232)	$(222,688)
Non-U.S. income (loss)	41,250	131,637	(19,623)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$(1,117,064)	$(564,595)	$(242,311)
Provision for income taxes:
Current tax benefit (expense)
Federal	$6,815	$(6,843)	$(43,676)
State	6,575	9,254	(22,143)
Foreign	(12,074)	(19,073)	(2,009)
Total current tax expense	$1,316	$(16,662)	$(67,828)
Deferred tax benefit (expense)
Federal	$—	$3,286	$1,278
State	1,450	6,819	—
Foreign	1,177	(762)	(144)
Total deferred tax benefit (expense)	2,627	9,343	1,134
Benefit from (provision for) income taxes	$3,943	$(7,319)	$(66,694)

The benefit (expense) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	2017	2016	2015
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$390,973	$197,608	$84,809
Foreign rate differential	6,178	24,932	(9,676)
State income taxes, net of benefit	(450)	(329)	(21,547)
Return to provision adjustments	—	10,784	—
Deemed foreign dividend	—	—	(16,618)
Tax credits (investment tax credit and other)	8,132	6,396	19,723
Change in valuation allowance	(117,060)	(189,245)	(164,236)
Unrecognized tax benefits	2,430	(42,697)	(20,634)
Non-controlling interest income	17,705	17,183	14,353
Goodwill impairment	—	(20,236)	—
Domestic production activity	—	—	10,262
Transfer Pricing Adjustment	—	—	(6,304)
Intercompany profit deferral	—	(4,933)	49,705
Effects of tax reform	(302,899)	—	—
Other, net	(1,066)	(6,782)	(6,531)
Total	$3,943	$(7,319)	$(66,694)

	As of
(In thousands)	December 31, 2017	January 1, 2017
Deferred tax assets:
Net operating loss carryforwards	$160,778	$209,431
Tax credit carryforwards	57,072	6,898
Reserves and accruals	194,035	187,250
Stock-based compensation stock deductions	11,160	24,357
Outside basis difference on investment in 8point3 Energy Partners	68,331	108,941
Basis difference on third-party project sales	247,488	148,636
Other	2,427	(331)
Total deferred tax asset	741,291	685,182
Valuation allowance	(559,766)	(497,236)
Total deferred tax asset, net of valuation allowance	181,525	187,946
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	—	(574)
Other intangible assets and accruals	(8,257)	(13,908)
Fixed asset basis difference	(156,371)	(149,380)
Other	(8,252)	(10,866)
Total deferred tax liabilities	(172,880)	(174,728)
Net deferred tax asset	$8,645	$13,218

The Company remeasured these non-current assets and liabilities at the applicable U.S. federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The remeasurement resulted in a total decrease in the gross deferred tax assets before valuation allowance of $246.4 million.

As of December 31, 2017, the Company had federal net operating loss carryforwards of $629.3 million for tax purposes. These federal net operating loss carryforwards will expire at various dates from 2028 to 2037. As of December 31, 2017, the Company had California state net operating loss carryforwards of approximately $524.7 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2037. The Company also had credit carryforwards of approximately $75.3 million for federal tax purposes, of which $19.0 million relate to debt issuance and will benefit equity when realized. The Company had California credit carryforwards of $9.0 million for state tax purposes, of which $4.7 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2019 to 2037, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. The Company's ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The Company's current income tax holidays were granted as manufacturing lines were placed in service. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $5.6 million, $10.0 million, and $21.2 million in fiscal 2017, 2016, and 2015, respectively, which provided a diluted net income (loss) per share benefit of $0.04, $0.07, and $0.16, respectively.

The Company qualifies for the auxiliary company status in Switzerland where it sells its solar power products. The auxiliary company status entitles the Company to a reduced tax rate of 11.5% in Switzerland from approximately 24.2%. Tax savings associated with this ruling were approximately $2.4 million, $1.9 million, and $1.6 million in fiscal 2017, 2016, and 2015, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.01, and $0.01 in fiscal 2017, 2016, and 2015, respectively.

The Company is subject to tax holidays in Malaysia where it manufactures its solar power products. The Company's current tax holidays in Malaysia were granted to its former joint venture AUOSP (now a wholly-owned subsidiary). Tax holidays in Malaysia reduce the Company’s tax rate to 0% from 24%. Tax savings associated with the Malaysia tax holiday were approximately $6.8 million and $2.0 million in fiscal 2017 and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.05 and $0.01 in fiscal 2017 and 2016, respectively.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States, France, South Africa and Spain and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize net deferred tax assets aside from the U.S. net operating losses that can be carried back to prior year tax returns. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2017, 2016, and 2015 was $63.0 million, $228.6 million, and $149.9 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2017, 2016, and 2015 is as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Balance, beginning of year	$82,253	$41,058	$44,287
Additions for tax positions related to the current year	2,478	35,768	10,478
Additions (reductions) for tax positions from prior years	22,151	7,322	(12,545)
Reductions for tax positions from prior years/statute of limitations expirations	(1,460)	(2,063)	(944)
Foreign exchange (gain) loss	537	168	(218)
Balance at the end of the period	$105,959	$82,253	$41,058

Included in the unrecognized tax benefits at fiscal 2017 and 2016 is $17.6 million and $44.3 million, respectively that, if recognized, would result in a reduction of the Company's effective tax rate. The amounts differ from the long-term liability recorded of $19.4 million and $47.2 million as of fiscal 2017 and 2016 due to accrued interest and penalties. Certain components of the unrecognized tax benefits are recorded against deferred tax asset balances.

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

Classification of Interests and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of December 31, 2017 and January 1, 2017 was approximately $1.8 million and $2.8 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2017:

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

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	December 31, 2017	January 1, 2017
Equity compensation plans	8,824	7,018

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

The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year
(In thousands, except per share amounts)	2017	2016	2015
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(851,163)	$(471,064)	$(187,019)
Denominator
Basic weighted-average common shares	139,370	137,985	134,884

Basic net loss per share	$(6.11)	$(3.41)	$(1.39)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(851,163)	$(471,064)	$(187,019)
Denominator
Dilutive weighted-average common shares	139,370	137,985	134,884

Diluted net loss per share	$(6.11)	$(3.41)	$(1.39)

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

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Fiscal Year
(In thousands)	2017[1]	2016[1]	2015[1]
Stock options	—	141	151
Restricted stock units	3,917	4,997	3,152
Upfront Warrants (held by Total)	364	3,721	6,801
Warrants (under the CSO2015)	n/a	n/a	913
4.00% debentures due 2023	13,922	13,922	682
0.75% debentures due 2018	12,026	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203

[1]
As a result of the net loss per share for fiscal 2017, 2016 and 2015, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2017	2016	2015
Cost of Residential revenue	$1,875	$5,464	$4,764
Cost of Commercial revenue	2,102	4,235	2,676
Cost of Power Plant revenue	3,917	10,878	5,904
Research and development	5,357	11,075	9,938
Sales, general and administrative	21,423	29,847	35,678
Total stock-based compensation expense	$34,674	$61,499	$58,960

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Fiscal Year
(In thousands)	2017	2016	2015
Restricted stock units	$34,548	$58,562	$61,818
Change in stock-based compensation capitalized in inventory	126	2,937	(2,858)
Total stock-based compensation expense	$34,674	$61,499	$58,960

As of December 31, 2017, the total unrecognized stock-based compensation related to outstanding restricted stock units was $57.4 million, which the Company expects to recognize over a weighted-average period of 2.80 years.

Equity Incentive Programs

Stock-based Incentive Plans

The Company has three stock incentive plans currently: (i) the Third Amended and Restated 2005 SunPower Corporation Stock Incentive Plan ("2005 Plan"); (ii) the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan ("PowerLight Plan"); and (iii) the SunPower Corporation 2015 Omnibus Incentive Plan ("2015 Plan"). The PowerLight Plan, which was adopted by PowerLight’s Board of Directors in October 2000, was assumed by the Company by way of the acquisition of PowerLight in fiscal 2007. Under the terms of all plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s Board of Directors in August 2005, and was approved by shareholders in November 2005. The 2015 Plan, which subsequently replaced the 2005 Plan, was adopted by the Company’s Board of Directors in February 2015, and was approved by shareholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights.  The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal year, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. In fiscal 2015, the Company’s Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. Subsequent to the adoption of the 2015 Plan, no new awards are being granted under the 2005 Plan, or the PowerLight Plan. Outstanding awards granted under these plans continue to be governed by their respective terms. As of December 31, 2017, approximately 8.8 million shares were available for grant under the 2015 Plan.

Incentive stock options, nonstatutory stock options, and stock appreciation rights may be granted at no less than the fair value of the common stock on the date of grant. The options and rights become exercisable when and as determined by the Company’s Board of Directors, although these terms generally do not exceed ten years for stock options. Under the 2005 Plans, the options typically vest over five years with a one-year cliff and monthly vesting thereafter. Under the PowerLight Plan, the options typically vest over five years with yearly cliff vesting. The Company has not granted stock options since fiscal 2008, and accordingly all outstanding options are fully vested. Under the 2005 and 2015 plans, the restricted stock grants and restricted stock units typically vest in equal installments annually over three or four years.

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2017, 2016, and 2015, the Company withheld 0.6 million, 1.0 million and 1.4 million shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock and Stock Options

The following table summarizes the Company’s non-vested restricted stock activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 28, 2014	6,555	18.88
Granted	2,695	29.77
Vested[2]	(3,560)	15.31
Forfeited	(627)	22.99
Outstanding as of January 3, 2016	5,063	26.68
Granted	4,978	18.81
Vested[2]	(2,837)	23.47
Forfeited	(1,057)	26.30
Outstanding as of January 1, 2017	6,147	21.85
Granted	4,863	6.76
Vested[2]	(1,738)	25.87
Forfeited	(1,979)	18.15
Outstanding as of December 31, 2017	7,293	11.83

[1]	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

[2]	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

There were no options outstanding and exercisable as of December 31, 2017 and 322 options exercised in fiscal 2017. The intrinsic value of options exercised in fiscal 2017, 2016, and 2015 were $1.7 thousand, zero, and $1.0 million, respectively. There were no stock options granted in fiscal 2017, 2016, and 2015.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

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

Adjustments Made for Segment Purposes

8point3 Energy Partners

The Company includes adjustments related to the sales of projects contributed to 8point3 Energy Partners based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion is deferred in proportion to the Company’s retained equity interest in 8point3 Energy Partners. Under U.S. GAAP (“GAAP”), these sales are recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition.

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

Impairment of residential lease assets

In fiscal 2017, the Company made the decision to sell its interest in the residential lease portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of the residential lease portfolio. In accordance with such evaluation, the Company recognized a non-cash impairment charge on its solar power systems leased and to be leased and an allowance for losses related financing receivables. Such asset impairment is excluded from the Company’s segment results as it is non-cash in nature and not reflective of ongoing segment results.

Cost of above-market polysilicon

As described in Note 9, the Company has entered in previous years into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in some of these supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

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

Depreciation of idle equipment

In the fourth quarter of 2017, the Company changed the deployment plan for its next generation of solar cell technology, which made certain then temporarily idle equipment obsolete, and therefore, retired that affected equipment. Such asset depreciation is excluded from the Company’s segment results as it is non-cash in nature and not reflective of ongoing segment results.

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

IPO-related costs

The Company incurred legal, accounting, advisory, valuation, and other costs related to the IPO of 8point3 Energy Partners, as well as modifications to or terminations of certain existing financing structures in preparation for the sale to the 8point3 Group. The Company excludes these costs from its segment results.

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

A reconciliation of the Company's segment revenue and gross margin to its consolidated financial statements for the fiscal years ended December 31, 2017, January 1, 2017, and January 3, 2016 is as follows:

	Fiscal 2017
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$616,735	$715,735	$796,088	$113,804	18.5%	$69,542	9.7%	$52,455	6.6%
8point3 Energy Partners	5,331	(4,471)	797	1,927		(2,796)		(381)
Utility and power plant projects	—	(7,115)	21,367	—		(811)		(30,579)
Sale-leaseback transactions	—	(242,217)	(30,437)	—		(31,767)		673
Cost of above-market polysilicon	—	—	—	(31,507)		(49,184)		(86,215)
Stock-based compensation	—	—	—	(1,875)		(2,102)		(3,917)
Amortization of intangible assets	—	—	—	(3,783)		(3,202)		(3,221)
Depreciation of idle equipment	—	—	—	(533)		(834)		(933)
Non-cash interest expense	—	—	—	(8)		(9)		(15)
GAAP	$622,066	$461,932	$787,815	$78,025	12.5%	$(21,163)	(4.6)%	$(72,133)	(9.2)%

	Fiscal 2016
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$708,687	$520,818	$1,473,355	$161,795	22.8%	$57,744	11.1%	$172,247	11.7%
8point3 Energy Partners	5,248	(5,370)	(61,596)	1,657		(3,751)		(8,418)
Utility and power plant projects	—	—	(9,443)	—		—		(10,274)
Sale of operating lease assets	6,396	—	—	1,942		—		—
Sale-leaseback transactions	—	(78,533)	—	—		(11,351)		—
Cost of above-market polysilicon	—	—	—	(41,311)		(37,868)		(69,086)
Stock-based compensation	—	—	—	(5,464)		(4,234)		(10,879)
Amortization of intangible assets	—	—	—	(2,965)		(3,059)		(1,655)
Non-cash interest expense	—	—	—	(227)		(199)		(530)
Arbitration ruling	—	—	—	1,345		922		3,585
GAAP	$720,331	$436,915	$1,402,316	$116,772	16.2%	$(1,796)	(0.4)%	$74,990	5.3%

	Fiscal 2015
	Revenue			Gross margin
Revenue and Gross margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$647,213	$392,866	$1,572,571	$170,961	26.4%	$71,421	18.2%	$481,119	30.6%
8point3 Energy Partners	2,754	(115,723)	(898,765)	1,148		(32,734)		(338,371)
Utility and power plant projects	—	—	(17,996)	—		—		3,016
Sale of operating lease assets	(6,447)	—	—	(2,000)		—		—
Cost of above-market polysilicon	—	—	—	(30,951)		(19,351)		(48,198)
Stock-based compensation	—	—	—	(4,764)		(2,676)		(5,903)
Amortization of intangible assets	—	—	—	(728)		(451)		(1,155)
Non-cash interest expense	—	—	—	(638)		(330)		(1,069)
Arbitration ruling	—	—	—	2,084		1,697		2,678
Other	—	—	—	(41)		(33)		(85)
GAAP	$643,520	$277,143	$655,810	$135,071	21.0%	$17,543	6.3%	$92,032	14.0%

	Fiscal Year
(In thousands):	2017	2016	2015
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$195,181	$203,388	$243,352
Commercial	72,480	65,964	56,789
Power Plant	70,454	199,113	485,143
Total Segment Adjusted EBITDA as reviewed by CODM	$338,115	$468,465	$785,284
Reconciliation to Consolidated Statements of Loss
8point3 Energy Partners	(11,924)	(54,379)	(408,780)
Utility and power plant projects	(31,390)	(10,274)	3,016
Sale of operating lease assets	—	1,889	(2,000)
Sale-leaseback transactions	(38,782)	(11,700)	—
Impairment of residential lease assets[1]	(473,709)	—	—
Cost of above-market polysilicon	(166,906)	(148,265)	(98,500)
Stock-based compensation	(34,674)	(61,498)	(58,960)
Amortization of intangible assets	(19,048)	(17,369)	(4,717)
Depreciation of idle equipment	(2,300)	—	—
Non-cash interest expense	(128)	(1,057)	(6,519)
Restructuring expense	(21,045)	(207,189)	(6,056)
Goodwill impairment	—	(57,765)	—
Arbitration ruling	—	5,852	6,459
IPO-related costs	82	304	(28,033)
Other	—	31	(162)
Equity in earnings of unconsolidated investees	(20,211)	(28,069)	(9,569)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(241,747)	(72,780)	(112,417)
Cash interest expense, net of interest income	(79,965)	(57,734)	(37,643)
Depreciation	(164,970)	(156,464)	(133,456)
Corporate and unallocated items	(148,462)	(156,593)	(130,258)
Loss before taxes and equity in earnings of unconsolidated investees	$(1,117,064)	$(564,595)	$(242,311)

1 The Company recorded in aggregate an impairment of residential leased assets of $624.3 million. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, the Company allocated a portion of the impairment charge to the noncontrolling interest using the HLBV method which resulted in loss of $150.6 million attributable to noncontrolling interest. The net impairment charges attributable to the Company totaled $473.7 million for the year ended December 31, 2017.

		Fiscal Year
(As a percentage of total revenue):		2017	2016	2015
Significant Customers:	Business Segment
Actis GP LLP	Power Plant	13%	n/a	n/a
8point3 Energy Partners	Power Plant	*	10%	n/a
Southern Renewable Partnerships, LLC	Power Plant	*	15%	n/a
MidAmerican Energy Holdings Company	Power Plant	n/a	*	14%
*denotes less than 10% during the period

	Fiscal Year
(As a percentage of total revenue):	2017	2016	2015
Revenue by geography:
United States	80%	85%	69%
Japan	6%	6%	12%
Rest of World	14%	9%	19%
	100%	100%	100%

Note 18. SUBSEQUENT EVENTS

On January 23, 2018, President Trump issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. Modules will be subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 15% in 2021. Cells will be subject to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules. It is uncertain how the quota will be allocated and administered, and further guidance is pending from the International Trade Commission. Tariffs went into effect on February 7, 2018.

On February 5, 2018, First Solar and SunPower (the "Sponsors") announced that 8point3 Energy Partners has entered into an Agreement and Plan of Merger and Purchase Agreement (the “Merger Agreement”) with Capital Dynamics, pursuant to which Capital Dynamics will acquire the 8point3 Group (the “Proposed Transactions”). Pursuant to the Proposed Transactions, the Partnership’s Class A shareholders and the Sponsors, as holders of common and subordinated units in OpCo, will receive $12.35 per share or per unit in cash, plus a preset daily amount representing cash expected to be generated from December 1, 2017 through closing less any distributions received after the execution of the Merger Agreement. The Proposed Transactions were unanimously approved by the Conflicts Committee of the Board of Directors of 8point3 and approved by the Board of Directors of the General Partner as well as the Boards of Directors of First Solar and SunPower. The Sponsors, which are the indirect owners of the General Partner and approximately 64.5% of OpCo's outstanding units, have executed an agreement to vote in support of the Proposed Transactions. The Proposed Transactions is expected to close in second fiscal quarter or third fiscal quarter of 2018.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016

Revenue	$658,100	$477,191	$337,446	$399,076	$1,024,889	$729,346	$420,452	$384,875
Gross margin	$(15,232)	$15,658	$15,235	$(30,932)	$(32,073)	$129,208	$41,294	$51,537
Net income (loss)	$(749,592)	$(78,856)	$(112,822)	$(151,640)	$(294,339)	$(55,907)	$(92,181)	$(101,417)
Net income (loss) attributable to stockholders	$(568,677)	$(54,247)	$(93,760)	$(134,479)	$(275,118)	$(40,545)	$(69,992)	$(85,409)
Net income (loss) per share attributable to stockholders:
Basic	$(4.07)	$(0.39)	$(0.67)	$(0.97)	$(1.99)	$(0.29)	$(0.51)	$(0.62)
Diluted	$(4.07)	$(0.39)	$(0.67)	$(0.97)	$(1.99)	$(0.29)	$(0.51)	$(0.62)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2018 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2018 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2018 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2018 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2018 annual meeting of stockholders.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2
Amended and Restated By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2017).

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

10.2
Amended and Restated Credit Support Agreement, dated June 29, 2016, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.3
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated June 29, 2016 by and among the Company, Deutsche Bank AG New York Branch, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.4
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.5
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.6
Letter of Credit Facility Agreement, dated June 29, 2016, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., the Subsidiary Applicants party thereto, and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

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

10.12
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

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

10.66
Credit Agreement, dated May 4, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.67
First Amendment to Credit Agreement, dated June 30, 2016, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.68
Third Amendment to Credit Agreement, dated as of October 27, 2017, by and among SunPower Revolver HoldCo I, LLC, Mizuho Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd., Goldman Sachs Bank USA, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.69
Letter Agreement, dated May 8, 2017, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2017).

10.70
Amended and Restated Revolving Credit Agreement, dated June 23, 2017, by and among SunPower Corporation, its subsidiaries, SunPower Corporation, Systems, SunPower North America LLC, and SunPower Capital, LLC, and Credit Agricole Corporate and Investment Bank and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

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

SUNPOWER CORPORATION

Dated: February 14, 2018	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	Chief Executive Officer and Director	February 14, 2018
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 14, 2018
Charles D. Boynton	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 14, 2018
Helle Kristoffersen

*	Director	February 14, 2018
François Badoual

*	Director	February 14, 2018
Catherine A. Lesjak

*	Director	February 14, 2018
Thomas R. McDaniel

*	Director	February 14, 2018
Ladislas Paszkiewicz

*	Director	February 14, 2018
Julien Pouget

*	Director	February 14, 2018
Antoine Larenaudie

*	Director	February 14, 2018
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