Form 10-Q
period 2018-04-01
SUNPOWER CORP
filed 2018-05-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of the registrant’s common stock as of May 4, 2018 was 140,862,699.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 1, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$260,672	$435,097
Restricted cash and cash equivalents, current portion	34,667	43,709
Accounts receivable, net[1]	190,795	204,966
Contract assets[1]	58,636	35,074
Inventories	354,611	352,829
Advances to suppliers, current portion	93,744	30,689
Project assets - plants and land, current portion[1]	72,767	103,063
Prepaid expenses and other current assets[1]	139,071	146,209
Total current assets	1,204,963	1,351,636

Restricted cash and cash equivalents, net of current portion	67,230	65,531
Restricted long-term marketable securities	5,959	6,238
Property, plant and equipment, net	1,137,083	1,147,845
Solar power systems leased and to be leased, net	377,012	369,218
Advances to suppliers, net of current portion	117,096	185,299
Long-term financing receivables, net	341,619	330,672
Other intangible assets, net	23,512	25,519
Other long-term assets[1]	508,249	546,698
Total assets	$3,782,723	$4,028,656

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$334,201	$406,902
Accrued liabilities[1]	184,846	229,208
Contract liabilities, current portion[1]	86,226	104,286
Short-term debt	59,583	58,131
Convertible debt, current portion[1]	299,875	299,685
Total current liabilities	964,731	1,098,212

Long-term debt	431,655	430,634
Convertible debt, net of current portion[1]	816,930	816,454
Contract liabilities, net of current portion[1]	156,510	171,610
Other long-term liabilities[1]	817,540	804,122
Total liabilities	3,187,366	3,321,032
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	14,105	15,236
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both April 1, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 151,617,191 shares issued, and 140,847,922 outstanding as of April 1, 2018; 149,818,442 shares issued, and 139,660,635 outstanding as of December 31, 2017	141	140
Additional paid-in capital	2,449,907	2,442,513
Accumulated deficit	(1,785,927)	(1,669,897)
Accumulated other comprehensive loss	(897)	(3,008)
Treasury stock, at cost; 10,769,269 shares of common stock as of April 1, 2018; 10,157,807 shares of common stock as of December 31, 2017	(186,065)	(181,539)
Total stockholders' equity	477,159	588,209
Noncontrolling interests in subsidiaries	104,093	104,179
Total equity	581,252	692,388
Total liabilities and equity	$3,782,723	$4,028,656
1The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Contract assets," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Contract liabilities, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Contract liabilities, net of current portion," and "Other long-term liabilities" financial statement line items in the Consolidated Balance Sheets (see Note 2, Note 7, Note 9, Note 10, Note 11, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue[1]
Solar power systems, components, and other	$328,860	$281,205
Residential leasing	63,028	47,890
	$391,888	$329,095
Cost of revenue[1]
Solar power systems, components, and other	338,930	342,599
Residential leasing	42,710	32,080
	381,640	374,679
Gross profit (loss)	10,248	(45,584)
Operating expenses:
Research and development[1]	18,891	20,515
Sales, general and administrative[1]	65,130	67,403
Restructuring charges	11,177	9,790
Impairment of residential lease assets	49,092	—
Total operating expenses	144,290	97,708
Operating loss	(134,042)	(143,292)
Other income (expense), net:
Interest income	529	938
Interest expense[1]	(25,106)	(20,902)
Other, net	15,794	(74,088)
Other expense, net	(8,783)	(94,052)
Loss before income taxes and equity in earnings of unconsolidated investees	(142,825)	(237,344)
Provision for income taxes	(2,628)	(2,031)
Equity in earnings (loss) of unconsolidated investees	(2,144)	2,488
Net loss	(147,597)	(236,887)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	31,623	17,161
Net loss attributable to stockholders	$(115,974)	$(219,726)

Net loss per share attributable to stockholders:
Basic	$(0.83)	$(1.58)
Diluted	$(0.83)	$(1.58)
Weighted-average shares:
Basic	140,212	138,902
Diluted	140,212	138,902

1The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within the "Revenue: Solar power systems, components, and other," "Cost of revenue: Solar power systems, components, and other," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Consolidated Statements of Operations (see Note 2 and Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net loss	$(147,597)	$(236,887)
Components of other comprehensive income (loss):
Translation adjustment	748	(1,988)
Net change in derivatives (Note 12)	1,606	(1,262)
Income taxes	(243)	343
Total other comprehensive income (loss)	2,111	(2,907)
Total comprehensive loss	(145,486)	(239,794)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	31,622	17,161
Comprehensive loss attributable to stockholders	$(113,864)	$(222,633)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net loss	$(147,597)	$(236,887)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	39,833	41,247
Stock-based compensation	7,053	7,375
Non-cash interest expense	4,443	2,958
Dividend from 8point3 Energy Partners LP	5,399	7,192
Equity in earnings of unconsolidated investees	2,144	(2,488)
Gain on sale of equity method investment	(15,576)	—
Deferred income taxes	(344)	227
Impairment of equity method investment	—	72,964
Impairment of residential lease assets	49,092	—
Other, net	972	4,777
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,924	50,651
Contract assets	(23,561)	12,401
Inventories	(34,195)	(40,004)
Project assets	20,484	32,260
Prepaid expenses and other assets	10,885	33,264
Long-term financing receivables, net	(38,114)	(30,584)
Advances to suppliers	5,149	13,701
Accounts payable and other accrued liabilities	(100,156)	(198,909)
Contract liabilities	(33,097)	102,962
Net cash used in operating activities	(233,262)	(126,893)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,859)	(27,877)
Cash paid for solar power systems, leased and to be leased	(23,787)	(18,217)
Cash paid for solar power systems	(2,604)	(4,605)
Proceeds from sale of equity method investment	27,282	—
Cash paid for investments in unconsolidated investees	(6,349)	(10,142)
Dividend from 8point3 Energy Partners LP	2,694	—
Net cash used in investing activities	(11,623)	(60,841)
Cash flows from financing activities:
Proceeds from bank loans and other debt	49,794	110,763
Repayment of bank loans and other debt	(51,052)	(129,027)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	32,687	20,580
Repayment of non-recourse residential financing	(3,781)	(1,298)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	36,726	49,030
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(5,422)	(3,763)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	9,104	121,818
Repayment of non-recourse power plant and commercial financing	(890)	(28,964)
Purchases of stock for tax withholding obligations on vested restricted stock	(4,526)	(4,062)
Net cash provided by financing activities	62,640	135,077
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	477	788
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(181,768)	(51,869)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	544,337	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$362,569	$462,343

Non-cash transactions:
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$14,354	$13,389
Costs of solar power systems, leased and to be leased, funded by liabilities	$5,835	$3,169
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$9,791	$52,917
Property, plant and equipment acquisitions funded by liabilities	$12,768	$44,966
Contractual obligations satisfied with inventory	$17,517	$—
Assumption of debt by buyer upon sale of equity interest	$27,321	$—
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "Cash and cash equivalents", "Restricted cash and cash equivalents, current portion" and "Restricted cash and cash equivalents, net of current portion" financial statement line items in the Consolidated Balance Sheets for the respective periods.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids-all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower Corporation is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

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

Liquidity

The Company continues to face challenging industry conditions and a competitive environment. While the Company continues to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 as well as first quarter of fiscal 2018, the Company's net losses continued through the first quarter of fiscal 2018 and are expected to continue through the rest of fiscal 2018. The Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility with Credit Agricole ("Revolver") pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (see "Note 2. Transactions with Total and Total S.A."). However, our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate the Company may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of the consolidated financial statements contained herein. The Company has decided to divest certain assets, such as its equity interest in 8point3 Energy Partners LP ("8point3 Energy Partners") and certain affiliates (collectively, the "8point3 Group") (see "Note 10. Equity Method Investments"). On February 5, 2018, 8point3 Energy Partners entered into a definitive agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc., and certain other co-investors (collectively, “Capital Dynamics”), pursuant to which Capital Dynamics will acquire the entire 8point3 Group (the “Divestiture Transaction”).

The completion of the Divestiture Transaction is subject to a number of closing conditions, including approval by a majority of the outstanding 8point3 Energy Partners public Class A shareholders, and the approval of the Committee on Foreign Investment in the United States ("CFIUS"). Additionally, the Divestiture Transaction is subject to certain other customary closing conditions. The Company believes it has sufficiently evaluated these closing conditions in concluding that the sale of the Company's equity interest in the 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018 and will generate sufficient proceeds to satisfy its repayment obligations, which the Company believes mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018. In the event the Divestiture Transaction does not close prior to the maturity of the 0.75% debentures due 2018, the Company has secured a binding commitment for an alternative source of financing in the form of a one-year bridge loan of up to $300.0 million to repay the 0.75% debentures due 2018. Subject to execution of definitive documentation, the Company will be required to pay interest quarterly on outstanding borrowings in an amount equal to the three-month LIBOR rate plus 2%. The Company’s interest in the 8point3 Group and proceeds of the Divestiture Transaction will serve as collateral securing the loan and the loan will be required to be repaid no later than two business days after closing the Divestiture Transaction. In the event that the Divestiture Transaction is terminated, the bridge loan will require mandatory prepayments of borrowings using proceeds in excess of $50.0 million from either sales of SunPower assets outside of the ordinary course of business or amounts drawn on the Revolver. The Company will be required to pay interest in an amount equal to the three-month LIBOR rate plus 5% after November 5, 2018 or upon termination of the Divestiture Transaction. The Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the outcome of the Divestiture Transaction or alternative financing, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of these consolidated financial statements.

Basis of Presentation and Preparation

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") and include the accounts of the Company, all of its subsidiaries and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that the Company establishes in connection with certain project financing arrangements for customers are not designed to be available to service the general liabilities and obligations of the Company.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes. In the first quarter of fiscal 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606") as well as ASU 2017-05, Other income (ASC 610-20), such reclassifications are discussed in this Note 1.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The first quarter of fiscal 2018 ended on April 1, 2018, while the first quarter of fiscal 2017 ended on April 2, 2017. The first quarters of fiscal 2018 and 2017 were both 13-week quarters.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include for revenue recognition, the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases, inventory and project asset write-downs; stock-based compensation; estimates for valuation assumptions including discount rates, future cash flows and economic useful lives of property, plant and equipment, intangible assets, and investments; fair value and residual value of solar power systems, including those subject to residential operating leases; fair value of financial instruments; valuation of contingencies such as accrued warranty; the fair value of indemnities provided to customers and other parties, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606"). For additional information on the new standard and the impact to the Company's financial results, refer to Impacts to Previously Reported Results below.

Module and Component Sales

The Company sells its solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts with the customer. There are no rights of return, and other than standard warranty obligations, there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of the Company's customers that could have an impact on revenue recognition. The Company's revenue recognition policy is consistent across all geographic areas.

Solar Power System Sales and Engineering, Procurement, and Construction Services

The Company designs, manufactures, and sells rooftop and ground-mounted solar power systems under construction and development agreements. EPC projects governed by customer contracts that require the Company to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. The Company recognizes revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. The Company uses an input method based on cost incurred as it faithfully depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs used include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

For sales of solar power systems in which the Company sells a controlling interest in the project to a customer, the Company recognizes all of the revenue for the consideration received, including the fair value of the noncontrolling interest obtained or retained, and defers any profit associated with the Company’s retained equity stake through “Equity in earnings of unconsolidated investees.” The deferred profit is subsequently recognized on a straight-line basis over the useful life of the underlying system. The Company estimates the fair value of the noncontrolling interest using an income approach based on the valuation of the entire solar project. Further, in situations where the Company sells membership interests in its project entities to third-party tax equity investors in return for tax benefits, such as investment tax credits and accelerated depreciation, the Company views the sale of tax credits as a distinct performance obligation which is recognized at a point in time when the customers are eligible to claim the benefits, generally at substantial completion of the solar power projects. The fair value of the tax attributes generally begins with an independent third-party appraisal which supports the eligible cost basis for the qualifying solar energy property. In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reduction in tax benefits received under the investment tax credit and U.S. Treasury Department cash grant programs. Refer to "Note 9. Commitments and Contingencies" for further details.

The Company's arrangements may contain clauses such as contingent repurchase options, delay liquidated damages or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. The Company estimates variable consideration at which the Company expects to be entitled and it is probable that a significant reversal of cumulative revenue recognized will not occur.

Operations and Maintenance

The Company offers its customers various levels of post-installation O&M services with the objective of optimizing our customers' electrical energy production over the life of the system. The Company determines if the post-installation systems monitoring and maintenance qualifies as separate performance obligation. Such post-installation monitoring and maintenance are deferred at the time the contract is executed based on the estimate of selling price on a standalone basis and are recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90-day for commercial and residential customers and 180-day for power plant customers.

The Company typically provides a system output performance warranty, separate from its standard solar panel product warranty, to customers that have subscribed to its post-installation O&M services. In connection with system output performance warranties, the Company agrees to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that SunPower will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception, and recognized over time as customers receive and consume the benefits of the O&M services.

Shipping and Handling Costs

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer goods and accordingly, records such costs in cost of revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company excludes from its measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

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

The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. SunPower maintains reserve percentages on past-due receivable aging buckets and bases such percentages on several factors, including consideration of historical credit losses and information derived from industry benchmarking. The Company also places doubtful financing receivables on nonaccrual status and discontinues recognition of interest revenue.

For the three months ended April 1, 2018, events and circumstances continued to indicate that the Company might not be able to collect all amounts due according to the contractual terms of the underlying lease agreements given its decision to sell its interest in its residential lease portfolio. The Company determined it was necessary to evaluate the potential for allowances in its ability to collect these receivables. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by the Company. In accordance with such evaluation, the Company recognized an allowance for losses on the consolidated statement of operations. For additional information on the related impairment charge, see "Note 6. Leasing—Impairment of Residential Lease Assets."

See "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a summary of our other significant accounting policies.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (ASU 2017-12) to target improvements to accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption. The Company elected early adoption of the updated accounting standard on a modified retrospective basis in the first quarter of fiscal 2018. The adoption of this updated accounting standard did not result in a significant impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (ASU 2017-09) to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance is effective for the Company no later than the first quarter of fiscal 2018. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (ASU 2017-07) to provide final guidance on the presentation of net periodic pension and postretirement benefit cost. The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income or capitalized in assets. The other components will be recorded separately outside of operations, and will not be eligible for capitalization. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05) to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also to define what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (ASU 2017-01) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company no later than the first quarter of fiscal 2018 and requires a prospective approach to adoption. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company’s consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (ASU 2016-01) to require equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (ASU 2018-03), which provided clarifications to ASU 2016-01. The new guidance is effective for the Company in the first quarter of fiscal 2018. Upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 by electing the allowed measurement alternative to use cost, impairment (if any), and observable price changes in orderly transactions for the identical or similar investment of the same issuer (referred to as the measurement alternative method). The adoption did not result in a significant impact to the Company's consolidated financial statements.

In May 2014, the FASB issued ASC 606. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company implemented key system functionality and internal controls to enable the preparation of financial information upon adoption.

The most significant impact of the standard relates to the sales of solar power systems that include the sale or lease of related real estate previously accounted for under the guidance for real estate sales ASC 360-20 "Property, Plant, and Equipment." ASC 360-20 required the Company to evaluate whether such arrangements had any forms of continuing involvement that may have affected the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring the Company to reduce the potential profit on a project sale by its maximum exposure to loss. The adoption of ASC 606, which supersedes the real estate sales guidance under ASC 360-20, generally results in the earlier recognition of revenue and profit than the Company's historical practice under ASC 360-20. For sales arrangements in which the Company obtains or retains an interest in the project sold to the customer, the Company recognizes all the revenue for the consideration received, including the fair value of the noncontrolling interests obtained or retained, and defers any profits associated with the interest retained through "Equity in earnings (loss) of unconsolidated investees." The Company then recognizes any deferred profit on a straight-line basis over the useful life of the underlying system, with any remaining amount recognized upon the sale of the noncontrolling interest to a third-party. Following the adoption of ASC 606, the revenue recognition for the Company's other sales arrangements, including the sales of components, sales and construction of solar systems, and operations and maintenance services, remained materially consistent. The revenue recognition for residential leasing and sale-leaseback arrangements remained consistent as they follow other GAAP guidance.

As part of the Company's adoption of ASC 606 in the first quarter of fiscal 2018, the Company has elected to apply the following practical expedients:

•	The Company has not restated contracts that begin and are completed within the same annual reporting period;

•
For completed contracts that have variable consideration, the Company used the transaction price at the date upon which the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods;

•
The Company has excluded disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue for all periods prior to the date of initial application;

•	The Company has not retrospectively restated its contracts to account for those modifications that were entered into before January 3, 2016, the earliest reporting period impacted by ASC 606;

•
The Company has expensed costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are included in selling, general, and administrative expenses; and

•
The Company has not assessed a contract asset or contract liability for a significant financing component if the period between the customer's payment and the Company's transfer of goods or services is one year or less.

Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on the condensed consolidated financial statements as of December 31, 2017 and for the three months ended April 2, 2017.

Impact to Previously Reported Results

Adoption of ASC 606 impacted our previously reported results as follows:

	December 31, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted
Accounts receivable, net	$215,479	$(10,513)	$204,966
Costs and estimated earnings in excess of billings	18,203	(18,203)	—
Contract assets	—	35,074	35,074
Prepaid expenses and other current assets	152,444	(6,235)	146,209
Property, plant and equipment, net	1,148,042	(197)	1,147,845
Solar power systems leased and to be leased, net	428,149	(58,931)	369,218
Long-term financing receivables, net	338,877	(8,205)	330,672
Other long-term assets	80,146	466,552	546,698
Accrued liabilities	267,760	(38,552)	229,208
Billings in excess of costs and estimated earnings	8,708	(8,708)	—
Contract liabilities, current portion	—	104,286	104,286
Customer advances, current portion	54,999	(54,999)	—
Customer advances, net of current portion	69,062	(69,062)	—
Contract liabilities, net of current portion	—	171,610	171,610
Other long-term liabilities	954,646	(150,524)	804,122
Accumulated deficit	(2,115,188)	445,291	(1,669,897)

	Three Months Ended April 2, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Revenue
Solar power systems, components, and other	$349,849	$(68,644)	$281,205
Residential leasing	49,227	(1,337)	47,890
Cost of revenue
Solar power systems, components, and other	397,091	(54,492)	342,599
Residential leasing	32,917	(837)	32,080
Gross margin	(30,932)	(14,652)	(45,584)
Interest expense	(20,769)	(133)	(20,902)
Other, net	(2,190)	(71,898)	(74,088)
Other expense, net	(22,021)	(72,031)	(94,052)
Loss before income taxes and equity in earnings of unconsolidated investees	(150,661)	(86,683)	(237,344)
Provision for income taxes	(2,031)	—	(2,031)
Equity in earnings of unconsolidated investees	1,052	1,436	2,488
Net loss	(151,640)	(85,247)	(236,887)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	17,161	—	17,161
Net loss attributable to stockholders	$(134,479)	$(85,247)	$(219,726)

Net loss per share attributable to stockholders:
Basic	$(0.97)	$(0.61)	$(1.58)
Diluted	$(0.97)	(0.61)	$(1.58)

	Three Months Ended April 2, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Net loss	$(151,640)	$(85,247)	$(236,887)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	42,084	(837)	41,247
Equity in earnings of unconsolidated investees	(1,052)	(1,436)	(2,488)
Impairment of equity method investment	—	72,964	72,964
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	51,669	(1,018)	50,651
Costs and estimated earnings in excess of billings	11,298	(11,298)	—
Contract assets	—	12,401	12,401
Project assets	37,192	(4,932)	32,260
Prepaid expenses and other assets	85,251	(51,987)	33,264
Long-term financing receivables, net	(30,643)	59	(30,584)
Accounts payable and other accrued liabilities	(198,119)	(790)	(198,909)
Billings in excess of costs and estimated earnings	(61,022)	61,022	—
Customer advances	91,863	(91,863)	—
Contract liabilities	—	102,962	102,962
Net cash used in operating activities	(126,893)	—	(126,893)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(51,869)	—	(51,869)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	514,212	—	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$462,343	$—	$462,343

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (ASU 2018-02) to permit companies to reclassify disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") to retained earnings. Companies may adopt the new guidance using one of two transition methods: retrospective to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 with early adoption permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (ASU 2017-04) to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment loss is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2017. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (ASU 2016-13) to amend the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2019. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02) to require lessees to recognize a lease liability and a right-of-use asset for all leases (lease terms of more than 12 months) at the commencement date. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption.  Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.
Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of April 1, 2018, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

Supply Agreements

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

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of April 1, 2018, the Company had $22.7 million of "Contract liabilities, current portion" and $50.9 million of "Contract liabilities, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

In March 2018, the Company and Total, each through certain affiliates, entered into an agreement whereby the Company agreed to sell 3.42 MW of photovoltaic modules to Total for a development project in Chile. This agreement provided for payment from Total in the amount of approximately $1.3 million, 10% of which was paid upon execution of the agreement.

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into a letter agreement (the "Letter Agreement") in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations (the "Guaranties") of up to $100.0 million (the "Support Amount") under the Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as "Administrative Agent," and the other lenders party thereto; See "Note 11. Debt and Credit Sources" for additional information on the Amended and Restated Revolving Credit Agreement with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of the Company.

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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). An aggregate principal amount of $200.0 million of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of April 1, 2018, the Company had $0.1 million of "Contract assets" and $3.7 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the first quarter of fiscal 2017, in connection with a co-development project between the Company and Total, Total paid $0.5 million to the Company in exchange for the Company's ownership interest in the co-development project.

During the first quarter of fiscal 2018, in connection with a co-development project between the Company and Total, the Company paid $0.5 million to Total for development fees for the co-development project.

Related-Party Transactions with Total and its Affiliates:

The following related party balances and amounts are associated with transactions entered into with Total and its Affiliates:

	As of
(In thousands)	April 1, 2018	December 31, 2017
Accounts receivable	$3,674	$2,366
Contract assets	$115	$154
Contract liabilities, current portion[1]	$22,704	$12,744
Contract liabilities, net of current portion[1]	$50,917	$68,880
1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Revenue:
EPC, O&M, and components revenue	$12,730	$4,132
Cost of revenue:
EPC, O&M, and components cost of revenue	$3,550	$1,035
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(37)	$(67)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,407	$1,799
Interest expense incurred on the 0.75% debentures due 2018	$375	$375
Interest expense incurred on the 0.875% debentures due 2021	$547	$547
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue from contracts with customers for the three months ended April 1, 2018 and April 2, 2017 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	Residential		Commercial		Power Plant
Category	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Module and component sales	$105,570	$86,611	$57,285	$28,943	$52,213	$13,175
Solar power systems sales and EPC services	315	30	56,725	68,990	37,126	67,143
Operations and maintenance	519	163	1,257	748	9,426	8,134
Leasing[1]	63,028	47,890	8,069	6,765	355	503
Net Revenue	$169,432	$134,694	$123,336	$105,446	$99,120	$88,955
1Leasing revenue is accounted for in accordance with the lease accounting guidance.

The Company recognizes revenue for sales of modules and component at the point that control transfers to the customer which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract. For EPC revenue and solar power systems sales, the Company commences recognizing revenue when control of the underlying system transfers to the customer and continues recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. For contracts with post-installation systems monitoring and maintenance, the Company recognizes revenue related to systems monitoring and maintenance over the contract term on a straight-line basis.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended April 1, 2018 and April 2, 2017 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Increase in revenue from net changes in transaction prices	$—	$—
Increase in revenue from net changes in input cost estimates	1,152	1,652
Net increase in revenue from net changes in estimates	$1,152	$1,652

Number of projects	1	1

Net change in estimate as a percentage of aggregate revenue for associated projects	0.5%	0.9%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Contract liabilities exclude deferred revenue related to the Company's residential lease program which are accounted for under the lease accounting guidance. Refer to "Note 5. Balance Sheet Components" for further details.

During the three months ended April 1, 2018, the increase in contract assets of $23.6 million was primarily driven by unbilled receivables for commercial projects until milestones were reached. During the three months ended April 1, 2018, the decrease in contract liabilities of $33.2 million was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended April 1, 2018, the Company recognized revenue of $54.5 million that was included in contract liabilities as of December 31, 2017.

The following table represents the Company's remaining performance obligations as of April 1, 2018 for sales of solar power systems, including projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that the Company is constructing or expects to construct. The Company expects to recognize $176.9 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Joint Base Anacostia Bolling (JBAB)	EPC revenue and solar power systems	Constellation	2018	45.3%
Iberdrola Gala Solar Project	EPC revenue and solar power systems	Avangrid Renewables, LLC	2018	98.8%
Distribution Generation	EPC revenue and solar power systems	Various	2019	66.4%*
*denotes average percentage of revenue recognized

As of April 1, 2018, the Company entered into contracts with customers for the future sale of modules and components for an aggregate transaction price of $247.0 million. The Company expects to recognize such revenue through 2019. As of April 1, 2018, the Company had entered into O&M contracts of utility-scale PV solar power systems. The Company expects to recognize $10.9 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

Note 4. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 1, 2018
Patents and purchased technology	$52,944	$(29,432)	$23,512
Project pipeline assets	9,446	(9,446)	—
Purchased in-process research and development	1,200	(1,200)	—
Other	1,000	(1,000)	—
	$64,590	$(41,078)	$23,512

As of December 31, 2017
Patents and purchased technology	$52,313	$(26,794)	$25,519
Project pipeline assets	9,446	(9,446)	—
Purchased in-process research and development	1,200	(1,200)	—
Other	1,000	(1,000)	—
	$63,959	$(38,440)	$25,519

Aggregate amortization expense for intangible assets totaled $2.7 million and $3.2 million for the three months ended April 1, 2018 and April 2, 2017, respectively.

As of April 1, 2018, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2018 (remaining nine months)	7,715
2019	9,247
2020	6,515
Thereafter	35
$23,512

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	April 1, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2]	$230,568	$242,327
Less: allowance for doubtful accounts[3]	(38,070)	(35,387)
Less: allowance for sales returns	(1,703)	(1,974)
	$190,795	$204,966
1Includes short-term financing receivables associated with solar power systems leased of $21.5 million and $19.1 million as of April 1, 2018 and December 31, 2017, respectively (see "Note 6. Leasing").

2The Company pledged accounts receivable of $1.4 million and $1.7 million, respectively, as of April 1, 2018 and December 31, 2017, to third-party investors as security for the Company's contractual obligations.

3Includes allowance for losses of $6.7 million on the short-term financing receivables associated with solar power systems leased, out of which $0.9 million was recognized during the three months ended April 1, 2018.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Inventories:
Raw materials	$51,867	$59,288
Work-in-process	108,015	111,164
Finished goods	194,729	182,377
	$354,611	$352,829

	As of
(In thousands)	April 1, 2018	December 31, 2017
Prepaid expenses and other current assets:
Deferred project costs[1]	$14,508	$33,534
VAT receivables, current portion	10,779	11,561
Deferred costs for solar power systems to be leased	37,798	25,076
Derivative financial instruments	959	2,612
Other receivables	50,562	49,015
Prepaid taxes	621	426
Other prepaid expenses	23,350	23,434
Other current assets	494	551
	$139,071	$146,209
1As of April 1, 2018 and December 31, 2017, the Company had pledged deferred project costs of $1.0 million, and $2.9 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Project assets - plants and land:
Project assets — plants	$68,675	$90,879
Project assets — land	4,113	12,184
	$72,788	$103,063
Project assets — plants and land, current portion	$72,767	$103,063

As a result of the Company's evaluation of its ability to recover the costs incurred to date for its solar development assets, management determined that $24.7 million of costs should be written off. Such charges were recorded as a component of cost of goods sold for the three months ended April 1, 2018. While the Company considered all reasonably available information, the estimate includes significant risks and uncertainties as the pricing environment in the solar industry is currently volatile with increased uncertainty brought about by the tariffs imposed pursuant to the Section 201 trade case.  As more information becomes available, it is reasonably possible that the Company's estimate of fair value may change resulting in the need to further write down the solar development assets, or resulting in the recognition of gains in the future if industry conditions have improved at the time of sale.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Property, plant and equipment, net:
Manufacturing equipment	$385,289	$406,026
Land and buildings	198,019	197,084
Leasehold improvements	294,413	297,522
Solar power systems[1]	461,173	451,678
Computer equipment	118,113	111,183
Furniture and fixtures	12,630	12,621
Construction-in-process	21,158	14,166
	1,490,795	1,490,280
Less: accumulated depreciation	(353,712)	(342,435)
	$1,137,083	$1,147,845
1Includes $431.5 million and $419.0 million of solar power systems associated with sale-leaseback transactions under the financing method as of April 1, 2018 and December 31, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years (see "Note 6. Leasing").

	As of
(In thousands)	April 1, 2018	December 31, 2017
Property, plant and equipment, net by geography[1]:
United States	$495,686	$488,970
Philippines	312,524	325,601
Malaysia	232,223	233,824
Mexico	78,218	80,560
Europe	18,257	18,767
Other	175	123
	$1,137,083	$1,147,845
1Property, plant and equipment, net by geography is based on the physical location of the assets.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Other long-term assets:
Equity method investments[1]	$407,694	$450,000
Equity investments without readily determinable fair value	35,848	35,840
Other[2]	64,707	60,858
	$508,249	$546,698
1Includes the carrying value of the Company's investment in the 8point3 Group in the amount of $372.3 million and $382.7 million as of April 1, 2018 and December 31, 2017, respectively (see "Note 10. Equity Method Investments").

2As of April 1, 2018 and December 31, 2017, the Company had pledged deferred project costs of $6.4 million and $6.4 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Accrued liabilities:
Employee compensation and employee benefits	$34,739	$53,225
Deferred revenue[1]	2,648	3,242
Interest payable	11,117	15,396
Short-term warranty reserves	20,438	25,222
Restructuring reserve	13,794	3,886
VAT payables	8,790	8,691
Derivative financial instruments	493	1,452
Taxes payable	19,160	21,307
Liability due to AU Optronics	13,353	21,389
Other	60,314	75,398
	$184,846	$229,208
1 Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Other long-term liabilities:
Deferred revenue[1]	$65,151	$67,001
Long-term warranty reserves	158,731	156,082
Long-term sale-leaseback financing	490,520	479,597
Unrecognized tax benefits	19,879	19,399
Long-term pension liability	4,678	4,465
Derivative financial instruments	167	1,175
Long-term liability due to AU Optronics	59,650	57,611
Other	18,764	18,792
	$817,540	$804,122
1 Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

	As of
(In thousands)	April 1, 2018	December 31, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(5,882)	$(6,631)
Net unrealized gain (loss) on derivatives	1,064	(541)
Net gain on long-term pension liability adjustment	4,164	4,164
Deferred taxes	(243)	—
	$(897)	$(3,008)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017:

	As of
(In thousands)	April 1, 2018	December 31, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$763,791	$749,697
Solar power systems to be leased	28,237	26,830
	792,028	776,527
Less: accumulated depreciation and impairment[3]	(415,016)	(407,309)
	$377,012	$369,218
1Solar power systems leased and to be leased, net are physically located exclusively in the United States.

2As of April 1, 2018 and December 31, 2017, the Company had pledged solar assets with an aggregate book value of $109.9 million and $112.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

3 As of April 1, 2018, the Company recognized a non-cash impairment charge of $19.8 million on solar power systems leased and to be leased.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of April 1, 2018:

(In thousands)	Fiscal 2018 (remaining nine months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$26,590	34,450	34,522	34,595	34,669	459,095	$623,921
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives nor does it include rent receivables on operating leases sold to the 8point3 Group.

Sales-Type Leases

As of April 1, 2018 and December 31, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	April 1, 2018	December 31, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$732,904	$690,249
Unguaranteed residual value	78,453	73,344
Unearned income	(122,115)	(115,854)
Allowance for estimated losses	(326,086)	(297,972)
Net financing receivables	$363,156	$349,767
Current	$21,537	$19,095
Long-term	$341,619	$330,672
1As of April 1, 2018 and December 31, 2017, the Company had pledged financing receivables of $113.6 million and $113.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

2Net of allowance for doubtful accounts amounting to $8.6 million and $6.1 million, as of April 1, 2018 and December 31, 2017, respectively.

As of April 1, 2018, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2018 (remaining nine months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$29,847	38,505	38,817	39,134	39,459	547,142	$732,904
1Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

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

Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represent gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term and the systems estimated residual value, net of unearned income and allowance for estimated losses. The Company’s evaluation of the recoverability of these financing receivables is based on evaluation of the likelihood, based on current information and events, and whether the Company will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, the Company recognizes an allowance for losses on financing receivables based on its estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "residential lease portfolio."

In conjunction with its efforts to generate more available liquid funds and simplify its balance sheets, the Company made the decision to sell its interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with its related marketing efforts in the fourth quarter of fiscal 2017. The Company has obtained information from prospective purchasers regarding their expression of interest in a potential transaction. As a result of these events, in the fourth quarter of fiscal 2017, the Company determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of its residential lease portfolio. The Company first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on its own specific alternative courses of action under consideration. The alternative courses were either to sell the Company’s interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, the Company considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

Based on the test performed, the Company determined that as of December 31, 2017, the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value. In estimating the fair value of the residential lease portfolio, the Company made estimates and judgments that it believes reasonable market participants would make in determining the fair value of the residential lease portfolio based on expected future cash flows. The impairment evaluation was based on the income approach and included assumptions for contractual lease rentals, lease expenses, residual value, forecasted default rate over the lease term and discount rates, some of which require significant judgment by management.

During the first quarter of fiscal 2018, the Company continued the process of preparing to liquidate the residential lease portfolio, however, no final decisions on the particular deal structure have yet been reached. On this basis, the Company updated the impairment test discussed above to include new leases that were placed in service since the last test was performed. In accordance with such evaluation, the Company recognized a non-cash impairment charge of $49.1 million as "Impairment of residential lease assets" on the consolidated statement of operations in the first quarter of fiscal 2018. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, the Company allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an insignificant amount of the impairment charge being attributed to net loss attributable to noncontrolling interests and redeemable controlling interests. As a result, the net impairment charges attributable to SunPower stockholders totaled $49.0 million for the three months ended April 1, 2018 and were recorded within the Residential Segment.

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

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by the Company over lease terms of up to 25 years. Separately, the Company enters into PPAs with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with terms of up to 25 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. As of April 1, 2018, future minimum lease obligations associated with these systems were $70.7 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will be recognized over the lease terms of up to 20 years and are contingent upon the amounts of energy produced by the solar power systems.

The Company enters into certain sale-leaseback arrangements under which the systems subject to the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see "Note 5. Balance Sheet Components"). As of April 1, 2018, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $422.0 million, which will be recognized over the lease terms of up to 25 years. During the three months ended April 1, 2018 and April 2, 2017, the Company had net financing proceeds of $9.1 million, and $38.1 million, respectively, in connection with these sale-leaseback arrangements. As of April 1, 2018 and December 31, 2017, the carrying amount of the sale-leaseback financing liabilities, presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets, was $490.5 million and $479.6 million respectively (see "Note 5. Balance Sheet Components").

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of April 1, 2018 or December 31, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of April 1, 2018 and December 31, 2017:

	April 1, 2018			December 31, 2017
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	959	—	959	2,579	—	2,579
Other long-term assets:
Derivative financial instruments (Note 12)	1,122	—	1,122	—	—	—
Total assets	$2,081	$—	$2,081	$2,579	$—	$2,579
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$493	$—	$493	$1,452	$—	$1,452
Other long-term liabilities:
Derivative financial instruments (Note 12)	167	—	167	1,174	—	1,174
Total liabilities	$660	$—	$660	$2,626	$—	$2,626
1The Company's restricted cash and cash equivalents consist of money market fund instruments and commercial paper that are classified as available-for-sale and are highly liquid investments with original maturities of 90 days or less. The Company's money market fund instruments are categorized within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of April 1, 2018, there were no such items recorded at fair value, with the exception of the Company's investment in 8point 3 Energy Partners and the residential lease assets. For more information, see "Note 10—Equity Method Investments" and "Note 6—Leasing", respectively. As of April 2, 2017, the Company did not have any significant assets or liabilities that were measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of April 1, 2018 and December 31, 2017, these bonds had a carrying value of $6.0 million and $6.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The

Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity Investments

The Company holds equity investments in non-consolidated entities that are accounted for under both the equity method and measurement alternative method. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 1, Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company's carrying value in the 8point3 Group materially increased upon adoption which required the Company to amend its historical evaluations of the potential for other-than-temporary impairment on its investment in 8point3 Energy Partners. In accordance with such updated evaluations, the Company recognized other-than-temporary losses on the 8point3 investment balance during the first and fourth quarters of fiscal 2017 using a combination of Level 1 and Level 3 measurements.

As of April 1, 2018 and December 31, 2017, the Company had $407.7 million and $450.0 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Method Investments"). As of both April 1, 2018 and December 31, 2017, the Company had $35.8 million in investments accounted for under the measurement alternative method.

Note 8. RESTRUCTURING

February 2018 Restructuring Plan

On February 21, 2018, the Company adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of tariffs imposed on photovoltaic cells and modules pursuant to Section 201 of the Trade Act of 1974 and broader initiatives to control costs and improve cash flow. In connection with the plan, which is expected to be completed by mid-2019, the Company expects between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of the Company’s global workforce, with a portion of those employees exiting the Company as part of a voluntary departure program. The changes to the Company’s workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company expects to incur restructuring charges totaling approximately $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). A substantial portion of such charges are expected to be incurred in the first and second quarters of fiscal 2018, and the Company expects between $17 million and $25 million of the charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

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

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted a restructuring plan in response to expected near-term challenges primarily relating to the Company’s Power Plant Segment. In connection with the realignment, which is expected to be completed by the first half of fiscal 2018, the Company expects approximately 1,200 employees to be affected, primarily in the Philippines. The Company expects to incur restructuring charges totaling approximately $35 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. The Company expects more than 50% of total charges to be cash.

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

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	Cumulative To Date
February 2018 Plan:
Severance and benefits	$10,736	—	$10,736
	$10,736	$—	$10,736
December 2016 Plan:
Non-cash impairment charges	$—	$(124)	$148,938
Severance and benefits	(854)	2,974	20,690
Lease and related termination costs	6	580	713
Other costs[1]	795	6,404	22,438
	$(53)	$9,834	$192,779
August 2016 Plan:
Non-cash impairment charges	$—	$—	$17,926
Severance and benefits	435	(267)	15,784
Lease and related termination costs	—	2	559
Other costs[1]	58	$208	1,411
	$493	$(57)	$35,680

Legacy Restructuring Plans	1	13	143,657
Total restructuring charges	$11,177	$9,790	$382,852
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the three months ended April 1, 2018:

	Three Months Ended
(In thousands)	December 31, 2017	Charges (Benefits)	(Payments) Recoveries	April 1, 2018
February 2018 Plan:
Severance and benefits	$—	$10,736	—	$10,736
	$—	$10,736	$—	$10,736
December 2016 Plan:
Severance and benefits	$1,862	$(854)	$(484)	$524
Lease and related termination costs	—	6	(6)	—
Other costs[1]	54	795	(849)	—
	$1,916	$(53)	$(1,339)	$524
August 2016 Plan:
Severance and benefits	$1,735	$435	$83	$2,253
Other costs[1]	39	58	(17)	80
	$1,774	$493	$66	$2,333

Legacy Restructuring Plans	196	1	4	201
Total restructuring liability	$3,886	$11,177	$(1,269)	$13,794
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of April 1, 2018, future minimum lease payments for facilities under operating leases were $41.0 million, to be paid over the remaining contractual terms of up to 6 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of April 1, 2018, future minimum lease payments for assets under capital leases were $3.8 million, to be paid over the remaining contractual terms of up to 6 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, and wafers, among others, which specify future quantities and pricing of products to be supplied by two vendors for periods of up to 3 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 1, 2018 are as follows:

(In thousands)	Fiscal 2018 (remaining nine months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total[1]
Future purchase obligations	$386,881	224,612	336,490	1,000	1,000	1,000	$950,983

1Total future purchase obligations were composed of $208.0 million related to non-cancellable purchase orders and $743.0 million related to long-term supply agreement.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are regularly compared to expected demand. The Company anticipates total obligations related to long-term supply agreements for inventories, some of which (in the case of polysilicon) are at purchase prices significantly above current market prices for similar materials, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on the Company's long-term operating plans. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company's purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of April 1, 2018 and December 31, 2017, advances to suppliers totaled $210.8 million and $216.0 million, respectively, of which $93.7 million and $30.7 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. One supplier accounted for 99% of total advances to suppliers as of both April 1, 2018 and December 31, 2017.

Advances from Customers

The estimated utilization of advances from customers included in "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on the Company's Consolidated Balance Sheets as of April 1, 2018 is as follows:

(In thousands)	Fiscal 2018 (remaining nine months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Estimated utilization of advances from customers	$39,245	39,081	23,135	—	—	—	$101,461

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, the Company received a prepayment totaling $88.5 million. As of April 1, 2018, the advance payment from Total was $73.6 million, of which $22.7 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three months ended April 1, 2018 and April 2, 2017, respectively:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Balance at the beginning of the period	$181,303	$161,209
Accruals for warranties issued during the period	3,838	9,660
Settlements and adjustments during the period	(5,972)	(2,756)
Balance at the end of the period	$179,169	$168,113

In some cases, the Company may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is a distinct service and the Company accounts for the extended warranty as a performance obligation and allocates a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, the Company accounts for the warranty as assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation.

Contingent Obligations

Project agreements entered into with the Company's Commercial and Power Plant customers often require the Company to undertake obligations including: (i) system output performance warranties and (ii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved. Historically, the Company's systems have performed significantly above the performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system. As of April 1, 2018 and April 2, 2017, the Company had $3.6 million, and $5.8 million, respectively, classified as "Accrued liabilities", and $4.3 million and zero, respectively, classified as "Other long-term liabilities" in the consolidated balance sheets for such obligations.

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 10. Equity Method Investments"). As of April 1, 2018, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year
2018 (remaining nine months)	$19,192
2019	300
2020	2,900
$22,392

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $19.9 million and $19.4 million as of April 1, 2018 and December 31, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("Treasury") grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, the Company may have recourse against third parties or insurance covering certain payments made by the Company.

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and Treasury Cash Grant programs.  The Company applies for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others.  Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors.  Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS.  At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. For sales contracts that have such indemnification provisions, the Company recognizes a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. The Company recognizes such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies," and reduce the revenue recognized in the related transaction. The Company initially estimates the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, the Company derecognizes such amount typically upon expiration or settlement of the arrangement. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of April 1, 2018, and December 31, 2017, the Company's provision was $12.6 million and $12.8 million, respectively, for tax related indemnifications.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of both April 1, 2018 and December 31, 2017, the underfunded status of the Company’s pension plans, presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets, was $4.7 million and $4.5 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s benefit plans was zero for both the three months ended April 1, 2018 and April 2, 2017.

Legal Matters

Class Action and Derivative Suits

On August 16, 2016, a class action lawsuit was filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). On December 9, 2016, the court appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On April 18, 2018, the court dismissed the complaint for failure to state a claim, with leave to amend.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on the Company's behalf against certain of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The Company is named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period from February 2016 through the present and generally allege that the defendants made or caused the Company to make materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of the Company's Code of Business Conduct and Ethics, and that the defendants, including members of the Company's Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of the Company's internal controls, and by causing or allowing the Company to disseminate false and misleading statements in the Company’s SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the court and assigned to one judge. The derivative cases are stayed.

Shareholder derivative actions purporting to be brought on the Company’s behalf were brought in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors based on the same events alleged in the securities class action and federal derivative lawsuits described above and alleging breaches of fiduciary duties. The state court cases are stayed.

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

Note 10. EQUITY METHOD INVESTMENTS

As of April 1, 2018 and December 31, 2017, the carrying value of the Company's equity method investments totaled $407.7 million and $450.0 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

The Company has concluded that it is not the primary beneficiary of Diamond Energy because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of Diamond Energy that most significantly impact its economic performance. The Company accounts for its investment in Diamond Energy using the equity method because the Company is able to exercise significant influence over Diamond Energy due to its board position.

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

Immediately after the IPO, the Company contributed a portfolio of solar generation assets (the "SPWR Projects") to 8point3 Operating Company, LLC ("OpCo"), 8point3 Energy Partner's primary operating subsidiary. In exchange for the SPWR Projects, the Company received cash proceeds of $371 million as well as equity interests in several 8point3 affiliated entities: primarily common and subordinated units representing a 40.7% stake in OpCo (since reduced to 36.5% via a secondary issuance of shares in fiscal 2016) and a 50.0% economic and management stake in 8point3 Holding company, LLC ("Holdings"), the parent company of the general partner of 8point3 Energy Partners and the owner of incentive distribution rights (“IDRs”) in OpCo. Additionally, pursuant to a Right of First Offer Agreement between the Company and OpCo, the 8point3 Group has rights of first offer on interests in an additional portfolio of the Company’s solar energy projects that are currently contracted or are expected to be contracted before being sold by the Company to other parties (the “ROFO Projects”); however, 8point3 Group’s rights in the ROFO Projects have been waived while the Divestiture Transaction is pending. In connection with the IPO, the Company also entered into O&M, asset management and management services agreements with the 8point3 Group. The services the Company provides under these agreements are priced consistently with market rates for such services and the agreements are terminable by the 8point3 Group for convenience.

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

Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors agreed to forego any distributions declared on their common and subordinated units. The forbearance period ended during fiscal 2016 and the OpCo units held by the Company were entitled to distributions beginning in the fourth fiscal quarter of fiscal 2016. During the three months ended April 1, 2018 and April 2, 2017, the Company received $8.1 million and $7.2 million, respectively, in dividend distributions from the 8point3 Group.

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

Under previous guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets (see "Note 5. Balance Sheet Components"). Upon adoption of ASC 606 on January 1, 2018, the Company deconsolidated the residential lease portfolio and as a result, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group had an aggregate carrying value of zero as presented on the Company's Consolidated Balance Sheets as of both April 1, 2018 and December 31, 2017.

As of April 1, 2018 and December 31, 2017, the Company's investment in the 8point3 Group had a carrying value of $372.3 million and $382.7 million, respectively, which reflects recognition of profits previously deferred for projects sold to the 8point3 Group accounted for under the real estate sales guidance now superseded by ASC 606 which the Company adopted on January 1, 2018 (refer to Note 1 for further details). The Company owns approximately 29 million shares in OpCo as well as exchange rights to convert these shares on a one-for-one basis to the publicly traded Class A shares of 8point3. Based on the closing stock price of Class A shares as of March 29, 2018, the final trading day prior to the end of the Company’s fiscal quarter, the Company’s investment in OpCo has an estimated market value of $350.9 million.

In fiscal 2017, following a review of its strategic alternatives, the Company decided to explore a divestiture jointly with First Solar. On February 5, 2018, 8point3 Energy Partners entered into the Divestiture Transaction, and the Company entered into a Support Agreement which obligates the Company to support the Divestiture Transaction. The Divestiture Transaction is subject to customary conditions and approvals, and the details and timing are subject to change. Successful closure of the Divestiture Transaction is not assured.

Equity Investments in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd.

In March 2016, the Company entered into an agreement with Dongfang Electric Corporation and Tianjin Zhonghuan Semiconductor Co., Ltd. to form Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., a jointly owned cell manufacturing facility to manufacture the Company's P-Series modules in China. The joint venture is based in Yixing City in Jiangsu Province, China. In March 2016, the Company made an initial $9.2 million investment for a 15% equity ownership interest in the joint venture, which was accounted for under the cost method. In February 2017, the Company invested an additional $9.0 million which included an investment of $7.7 million and reinvested dividends of $1.3 million, bringing the Company's equity ownership to 20% of the joint venture. In February 2018, the Company invested an additional $6.3 million, maintaining the Company's equity ownership at 20% of the joint venture. The Company has concluded that it is not the primary beneficiary of the joint venture because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company accounts for its investment in the joint venture using the equity method because the Company is able to exercise significant influence over the joint venture due to its board position.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms. First, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. For sales of solar power systems where the Company maintains an equity interest in the project sold to the customer, the Company recognizes all of the consideration received, including the fair value of the noncontrolling interest it obtained, as revenue and defers any profits associated with the Company's retained equity stake through "Equity in earnings of unconsolidated affiliates, net of tax." During the first quarter of fiscal 2018, the Company sold its remaining noncontrolling interests in the Boulder Solar I project, which was accounted for as equity method investment, resulting in a gain of $15.6 million in "Other income (expense), net" of the Consolidated Statements of Operations. As of April 1, 2018 and December 31, 2017, respectively, the Company’s investments in such projects had a carrying value of $7.1 million and $45.6 million, of which zero and $38.5 million were accounted for under the equity method with the remainder accounted for under the measurement alternative method and the cost method, respectively.

Related-Party Transactions with Investees:

	As of
(In thousands)	April 1, 2018	December 31, 2017
Accounts receivable	$211	$1,275
Accounts payable	5,417	3,764
Accrued liabilities	1,187	4,161
Contract liabilities	264	175

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Payments made to investees for products/services	$8,419	$—
Revenues and fees received from investees for products/services[1]	1,757	16,769
1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Equity Investment in Tendril Networks, Inc. ("Tendril")

In November 2014, the Company invested in Tendril by purchasing $20.0 million of its preferred stock. In the first half of fiscal 2017, the Company invested an additional $3.0 million in Tendril by purchasing $1.5 million of preferred stock in February 2017 and then again in April 2017. The Company's total investment in Tendril constitutes a minority stake and is accounted for under the measurement alternative method because the preferred stock is deemed not to be in-substance common stock. In connection with the initial investment, the Company acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to the Company's and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a master services agreement and related statements of work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	April 1, 2018				December 31, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$419,026	$419,026	$425,000	$—	$418,715	$418,715
0.875% debentures due 2021	400,000	—	397,904	397,904	400,000	—	397,739	397,739
0.75% debentures due 2018	300,000	299,875	—	299,875	300,000	299,685	—	299,685
CEDA loan	30,000	—	28,625	28,625	30,000	—	28,538	28,538
Non-recourse financing and other debt[1]	471,373	58,634	400,219	458,853	466,766	57,131	399,134	456,265
	$1,626,373	$358,509	$1,245,774	$1,604,283	$1,621,766	$356,816	$1,244,126	$1,600,942
1Other debt excludes payments related to capital leases, which are disclosed in "Note 9. Commitments and Contingencies."

As of April 1, 2018, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2018 (remaining nine months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Aggregate future maturities of outstanding debt	$353,873	14,362	16,712	448,112	16,000	777,314	$1,626,373

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	April 1, 2018			December 31, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$419,026	$425,000	$340,187	$418,715	$425,000	$368,399
0.875% debentures due 2021	397,904	400,000	309,584	397,739	400,000	315,132
0.75% debentures due 2018	299,875	300,000	296,334	299,685	300,000	299,313
	$1,116,805	$1,125,000	$946,105	$1,116,139	$1,125,000	$982,844
1The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

Other Debt and Credit Sources

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on the Company. As of April 1, 2018, the fair value of the Bonds was $33.0 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On June 23, 2017, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Amended and Restated Credit Agreement was entered into in connection with the Letter Agreement, to facilitate the issuance by Total S.A. of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Restated Credit Agreement. The maturity date of the Letter Agreement and the Amended and Restated Credit Agreement is August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized support amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. Available borrowings under the Amended and Restated Credit Agreement are $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement. Amounts borrowed may be repaid and reborrowed until the maturity date.

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

As of both April 1, 2018 and December 31, 2017, the Company had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. In March 2018, the Company entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, the Company has advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at the Company's request, after the scheduled termination date set forth in the letter agreement. As of April 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $28.2 million and $30.1 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of April 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $164.4 million and $173.7 million, respectively.

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

As of April 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.6 million and $7.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of April 1, 2018 and December 31, 2017, the aggregate carrying value of the Construction Revolver totaled $3.3 million and $3.2 million, respectively.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including the Company's residential leasing program, the Company regularly obtains project-level financing. These financings are secured either by the assets of the specific project being financed or by the Company's equity in the relevant project entity and the lenders do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. The Company may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. The Company classifies non-recourse financings in the Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, the Company may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	April 1, 2018	December 31, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$16,863	$17,068	Short-term debt and Long-term debt
Long-term loans	385,971	356,622	Short-term debt and Long-term debt
Tax equity partnership flip facilities	118,198	119,415	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	—	28,168	Short-term debt and Long-term debt
Construction Revolver	3,276	3,240	Short-term debt and Long-term debt
Arizona loan	7,117	7,161	Short-term debt and Long-term debt
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

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 1, 2018 and April 2, 2017, the Company had net repayments of $0.2 million and net proceeds of $2.1 million in connection with these loans. As of April 1, 2018, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $16.9 million.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 4 and 18 years, and may be prepaid without significant penalty at the Company’s option any time for some loans or beginning four years after the original issuance for others. During the three months ended April 1, 2018 and April 2, 2017, the Company had net proceeds of $29.1 million and $17.2 million in connection with these loans. As of April 1, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $386.0 million and $356.6 million, respectively.

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip". The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 1, 2018 and April 2, 2017, the Company had net contributions of $31.3 million and $45.3 million, respectively, under these facilities and attributed losses of $31.5 million and $17.3 million respectively, to the noncontrolling interests corresponding principally to certain assets, including tax credits, which were allocated to the noncontrolling interests during the periods. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable noncontrolling interests in subsidiaries” and “Noncontrolling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $118.2 million and $119.4 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into the Construction Revolver to support the construction of the Company’s commercial and small-scale utility projects in the United States. As of April 1, 2018, and December 31, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $3.3 million and $3.2 million, respectively.

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February of 2018, the Company sold its equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.1 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Note 6. Leasing" for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	April 1, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	—	61
Foreign currency option contracts	Other long-term assets	1,122	—
		$1,122	$61
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	959	2,518
		$959	$2,518

Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	167	715
		$167	$715

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	493	1,452
Interest rate contracts	Other long-term liabilities	—	459
		$493	$1,911

	April 1, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,081	$—	$2,081	$357	$—	$1,724
Derivative liabilities	$660	$—	$660	$357	$—	$303

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,579	$—	$2,579	$603	$—	$1,976
Derivative liabilities	$2,626	$—	$2,626	$603	$—	$2,023

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(561)	$1,203
Unrealized gain (loss) recognized in OCI (effective portion)	1,635	(936)
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(35)	(382)
Less: Loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	$6	$56
Net gain (loss) on derivatives	$1,606	$(1,262)
Gain (loss) in OCI at the end of the period	$1,045	$(59)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Derivatives designated as cash flow hedges:
Gain recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$32
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$1,339	$(1,396)

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

As of April 1, 2018, the Company had no designated outstanding cash flow hedge forward contracts. As of December 31, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $2.1 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of a month or less and consist of foreign currency forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of April 1, 2018, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $5.4 million. The maturity dates of these contracts range from April 2018 to May 2018. As of December 31, 2017, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $8.2 million. The maturity dates of these contracts ranged from January 2, 2018 to January 30, 2018.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of April 1, 2018 and December 31, 2017, the Company had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $57.7 million and $58.1 million, respectively, and interest rate swap agreements not designated as cash flow hedges with aggregate notional values of zero and $21.1 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which significantly changed U.S. tax law. The Tax Cuts and Jobs Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Tax Cuts and Jobs Act also created a new minimum “base erosion and anti-abuse tax” on certain foreign payments made by a U.S. parent company, and the “global intangible low-taxed income” rules tax foreign subsidiary income earned over a 10% rate of routine return on tangible business assets.

In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of April 1, 2018, the Company did not have any significant adjustments to its provisional amounts. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

     For the three months ended April 1, 2018, the Company's income tax provision of $2.6 million on a loss before income taxes and equity in earnings of unconsolidated investees of $142.8 million was primarily due to projected tax expense in foreign jurisdictions that are profitable, whereas the Company's income tax provision of $2.0 million in the three months ended April 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $237.3 million also included projected tax expense in profitable jurisdictions and the recognition of U.S. prepaid income tax due to intercompany transactions.

For the three months ended April 1, 2018, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Note 14. NET LOSS PER SHARE

The Company calculates net loss per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2018	April 2, 2017
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(115,974)	$(219,726)
Denominator
Basic weighted-average common shares	140,212	138,902

Basic net loss per share	$(0.83)	$(1.58)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(115,974)	$(219,726)
Denominator
Dilutive weighted-average common shares	140,212	138,902

Diluted net loss per share	$(0.83)	$(1.58)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended
(In thousands)	April 1, 2018[1]	April 2, 2017[1]
Stock options	—	133
Restricted stock units	3,038	3,941
4.00% debentures due 2023	13,922	13,922
0.75% debentures due 2018	12,026	12,026
0.875% debentures due 2021	8,203	8,203

1As a result of the net loss per share for the three months ended April 1, 2018 and April 2, 2017, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Cost of Residential revenue	$195	$210
Cost of Commercial revenue	383	249
Cost of Power Plant revenue	478	725
Research and development	2,946	1,528
Sales, general and administrative	4,756	4,663
Total stock-based compensation expense	$8,758	$7,375

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Restricted stock units	$9,209	$7,236
Change in stock-based compensation capitalized in inventory	(451)	139
Total stock-based compensation expense	$8,758	$7,375

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment (see "Note 1. The Company and Summary of Significant Accounting Policies"). The Residential and Commercial Segments combined are referred to as Distributed Generation.

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

Adjustments Made for Segment Purposes

8point3 Energy Partners

The Company includes adjustments related to the sales of projects contributed to 8point3 Energy Partners based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion is deferred in proportion to the Company’s retained equity interest in 8point3 Energy Partners. Prior to the adoption of ASC 606, these sales are recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company recorded a material amount of deferred profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, the Company's carrying value in the 8point3 Group materially increased upon adoption which required the Company to evaluate its investment in 8point3 Energy Partners for other-than-temporary impairment ("OTTI"). In accordance with such evaluation, the Company recognized an OTTI charge on the 8point3 investment balance in fiscal 2017.

Utility and power plant projects

The Company includes adjustments related to the revenue recognition of certain utility and power plant projects based the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations and, when relevant, the allocation of revenue and margin to the Company’s project development efforts at the time of initial project sale. Prior to the adoption of ASC 606, such projects are accounted for under real estate accounting guidance, under which no separate allocation to the Company’s project development efforts occurs and the amount of revenue and margin that is recognized may be limited in circumstances where the Company has certain forms of continuing involvement in the project. Under ASC 606, such projects are accounted for when the customer obtains control of the promised goods or services which generally results in earlier recognition of revenue and profit than previous U.S. GAAP. Over the life of each project, cumulative revenue and gross profit will eventually be equivalent under both ASC 606 and segment treatments once these projects are completed.

Sale-leaseback transactions

The Company includes adjustments related to the revenue recognition on certain sale-leaseback transactions based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions are accounted for under the financing method in accordance with real estate accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to the Company’s incremental borrowing rate adjusted solely to prevent negative amortization.

Impairment of residential lease assets

In fiscal 2017, the Company made the decision to sell its interest in the residential lease portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of the residential lease portfolio. In accordance with such evaluation, the Company recognized a non-cash impairment charge on its solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of its solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. Such asset impairment and its corresponding depreciation savings are excluded from the Company’s segment results as they are non-cash in nature and not reflective of ongoing segment results.

Cost of above-market polysilicon

As described in "Note 9. Commitments and Contingencies", the Company has entered in previous years into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in some of these supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

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

Depreciation of idle equipment

In the fourth quarter of fiscal 2017, the Company changed the deployment plan for its next generation of solar cell technology, which made certain then temporarily idle equipment obsolete, and therefore, retired that affected equipment. Such asset depreciation is excluded from the Company’s segment results as it is non-cash in nature and not reflective of ongoing segment results.

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

	Three Months Ended April 1, 2018
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$169,432	$131,796	$97,720	$31,457	18.6%	$8,334	6.3%	$(13,733)	(14.1)%
8point3 Energy Partners	—	—	—	—		—		—
Utility and power plant projects	—	643	1,400	—		450		(182)
Sale-leaseback transactions	—	(9,103)	—	—		2,920		119
Impairment of residential lease assets	—	—	—	3,853		—		—
Cost of above-market polysilicon	—	—	—	(5,802)		(5,057)		(7,841)
Stock-based compensation	—	—	—	(195)		(383)		(479)
Amortization of intangible assets	—	—	—	(1,047)		(735)		(710)
Depreciation of idle equipment	—	—	—	(224)		(216)		(281)
GAAP	$169,432	$123,336	$99,120	$28,042	16.6%	$5,313	4.3%	$(23,107)	(23.3)%

	Three Months Ended April 2, 2017
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$134,694	$133,971	$160,822	$20,550	15.3%	$4,882	3.6%	$2,431	1.5%
8point3 Energy Partners	—	(5,484)	(34)	3		519		(846)
Utility and power plant projects	—	—	(41,396)	—		—		(42,691)
Sale-leaseback transactions	—	(23,041)	(30,437)	—		2,665		479
Cost of above-market polysilicon	—	—	—	(4,351)		(7,132)		(18,332)
Stock-based compensation	—	—	—	(210)		(249)		(725)
Amortization of intangible assets	—	—	—	(1,214)		(836)		(517)
Non-cash interest expense	—	—	—	(4)		(3)		(3)
GAAP	$134,694	$105,446	$88,955	$14,774	11.0%	$(154)	(0.1)%	$(60,204)	(67.7)%

	Three Months Ended
(In thousands):	April 1, 2018	April 2, 2017
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$61,898	$41,938
Commercial	9,145	4,289
Power Plant	6,886	66
Total Segment Adjusted EBITDA as reviewed by CODM	$77,929	$46,293
Reconciliation to Consolidated Statements of Operations
8point3 Energy Partners	177	(77,698)
Utility and power plant projects	268	(42,691)
Sale-leaseback transactions	(1,373)	1,709
Impairment of residential lease assets[1]	(45,139)	—
Cost of above-market polysilicon	(18,700)	(29,815)
Stock-based compensation	(8,758)	(7,375)
Amortization of intangible assets	(2,492)	(3,026)
Depreciation of idle equipment	(721)	—
Non-cash interest expense	(22)	(35)
Restructuring expense	(11,177)	(9,790)
IPO-related costs	—	(114)
Equity in earnings of unconsolidated investees	2,144	(2,488)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(31,623)	(17,161)
Cash interest expense, net of interest income	(20,165)	(18,529)
Depreciation	(37,576)	(38,932)
Corporate and unallocated items	(45,597)	(37,692)
Loss before taxes and equity in earnings of unconsolidated investees	$(142,825)	$(237,344)

1 The Company recorded in aggregate an impairment of residential leased assets of $49.1 million. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, the Company allocated an insignificant portion of the impairment charge to the noncontrolling interest using the HLBV method. The net impairment charges attributable to the Company totaled $49.0 million for the three months ended April 1, 2018. In the first quarter of fiscal 2018, the Company also recorded $3.9 million of depreciation savings as a result of the impairment charge recognized in the prior period.

		Three Months Ended
(As a percentage of total revenue):		April 1, 2018	April 2, 2017
Significant Customers:	Business Segment
AEP Renewables, LLC	Power Plant	n/a	25%

	Three Months Ended
(As a percentage of total revenue):	April 1, 2018	April 2, 2017
Revenue by geography:
United States	69%	86%
France	10%	1%
Rest of World	21%	13%
	100%	100%

Note 17. SUBSEQUENT EVENT

On April 18, 2018, the Company announced that it had entered into a Sale and Purchase Agreement on April 16, 2018, pursuant to which it agreed to purchase all of the shares of SolarWorld Americas Inc., and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. SolarWorld Americas is the leading American manufacturer of solar panels. Following closing of the acquisition, the Company plans to implement leading-edge, high-efficiency P-Series solar panel manufacturing technology with the desire to revitalize the U.S. high-technology manufacturing sector. The transactions contemplated by the Purchase Agreement are subject to certain closing conditions, and the parties anticipate that the closing will occur, subject to such conditions, prior to June 30, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due (and in particular our 0.75% debentures due 2018), our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, O&M services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed in "Part I—Item 1. Financial Statements—Notes to the Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies" of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more segment information, see "Item 1. Financial Statements—Note 16. Segment Information" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The first quarter of fiscal 2018 ended on April 1, 2018, while the first quarter of fiscal 2017 ended on April 2, 2017. The first quarters of fiscal 2018 and 2017 were both 13-week quarters.

Outlook

Demand

In fiscal 2017 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included charges totaling $3.1 million that were recorded in fiscal 2018 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2018, we continue to focus on projects that we expect will be profitable in each of our three business segments; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2018. For more information, please refer to the section titled "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the face of these near-term challenges, we remain focused on each of our three business segments as well as on continued investment in our next-generation technology. We plan to continue to expand the footprint of our Equinox and Helix complete solutions in our Residential and Commercial businesses. Outside of these core markets, we will continue to focus our Power Plant business on the sale of our new Oasis complete solution, incorporating P-Series panel technology, to developers and EPC companies in global markets. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns. For additional information on transactions with 8point3 Energy Partners LP ("8point3 Energy Partners") and associated revenue recognition, see "Item 1. Financial Statements—Note 10. Equity Method Investments—Equity Investment in 8point3 Energy Partners" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In late fiscal 2017, the International Trade Commission made a determination of injury in connection with a Section 201 petition filed by Suniva, Inc., and later joined by SolarWorld Americas Inc., regarding foreign-manufactured photovoltaic ("PV") cells and modules and recommended certain remedies be imposed. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. In the near term, the uncertainty surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions, may cause market volatility, price fluctuations, supply shortages, and project delays.

With the uncertainties associated with the Section 201 trade case, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us in the fourth quarter of fiscal 2017, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. In the first quarter of fiscal 2018, no new events or circumstances indicated that our long-lived assets might not be recoverable; thus, an impairment evaluation was not necessary. Nonetheless, as more information becomes available, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term, resulting in the need to write down certain long-lived assets to fair value. Our estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. While our estimate of undiscounted cash flows exceeded the long-lived assets carrying amounts, based on the information currently available for evaluation as of the filing date, uncertainties surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions remain. We will perform a comprehensive review of our long-term strategy as a result of these tariffs in the coming months and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. For more information see "Part II. Item 1A. Risk Factors—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows" in this Quarterly Report on Form 10-Q.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code") and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. The current administration and Congress passed comprehensive reform of the Code, which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We are developing next generation microinverter technology and currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing our solar cells with over 25% efficiency in the lab and have reached production panel efficiencies over 24%.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Item 1. Financial Statements—Note 9. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term contracts may exceed market value. We purchase our polysilicon under fixed-price long-term supply agreements; purchases under these agreements significantly exceed market value, which may result in inventory write-downs based on expected net realizable value. We have also elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell our interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. To date, although this transaction is in the early stages and no final decision on any particular structure has yet been reached, we have obtained information from prospective purchasers regarding their expression of interest in a potential transaction. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio. We first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell our interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

Based on the test performed, we determined that as of December 31, 2017, the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value. In estimating the fair value of the residential lease portfolio, we make estimates and judgments we believe reasonable market participants would make in determining the fair value of the residential lease portfolio based on expected future cash flows. The impairment evaluation was based on the income approach and included assumptions for contractual lease rentals, lease expenses, residual value, forecasted default rate over the lease term and discount rates, some of which require significant judgment by management.

During the first quarter of fiscal 2018, we continued the process of preparing to liquidate the residential lease portfolio, however, no final decisions on the particular deal structure have yet been reached. On this basis, we updated the impairment test discussed above to include new leases that were placed in service since the last test was performed. In accordance with such evaluation, we recognized a non-cash impairment charge of $49.1 million as "Impairment of residential lease assets" on the consolidated statement of operations. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an insignificant amount of the impairment charge being attributed to net loss attributable to noncontrolling interests and redeemable controlling interests. As a result, the net impairment charges attributable to SunPower stockholders totaled $49.0 million for the three months ended April 1, 2018 and were recorded within the Residential Segment.

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

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed PPAs, but not sold or under contract as of April 1, 2018:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Substantial Completion of Project[1]
Ticul Solar Projects	Mexico	399	Comision Federal Electricidad	2018
1Expected completion of revenue recognition assumes transfer of control or completion of construction and sale of the project in the stated fiscal year.

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated PPA has been executed.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Distributed Generation
Residential	$169,432	$134,694	26%
Commercial	123,336	105,446	17%
Power Plant	99,120	88,955	11%
Total revenue	$391,888	$329,095	19%

Total Revenue: Our total revenue increased by 19% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to an increase in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States, as well as stronger sales of solar power systems and components to customers in our Residential Segment in North America; stronger sales of solar power projects in our Commercial Segment in North America, and stronger sales of solar power component and systems in Power Plant Segment in Europe.

Concentrations: The Residential Segment as a percentage of total revenue recognized was approximately 43% during the three months ended April 1, 2018 as compared to 41% during the three months ended April 2, 2017.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months ended April 1, 2018 and April 2, 2017. No single customer accounted for greater than 10 percent of total revenue for the three months ended April 1, 2018.

		Three Months Ended
Percent of Total Revenue		April 1, 2018	April 2, 2017
Significant Customers:	Business Segment
AEP Renewables, LLC	Power Plant	n/a	25%

Residential Revenue: Residential revenue increased 26% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to an increase in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States, as well as an increase in the sales of solar power components and systems to our residential customers in North America.

Commercial Revenue: Commercial revenue increased 17% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily because of stronger sales of solar power projects in North America, partially offset by weaker sales of EPC commercial systems in North America.

Power Plant Revenue: Power Plant revenue increased 11% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to stronger sales of solar power component and systems in Europe, offset by an overall decrease in the number of large-scale solar power projects in our pipeline as we shift away from global power plant development.

Cost of Revenue

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Distributed Generation
Residential	$141,390	$119,920	18%
Commercial	118,023	105,600	12%
Power Plant	122,227	149,159	(18)%
Total cost of revenue	$381,640	$374,679	2%
Total cost of revenue as a percentage of revenue	97%	114%
Total gross margin percentage	3%	(14)%

Total Cost of Revenue: Our total cost of revenue decreased 2% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily as a result of decreased product costs driven by cost savings initiatives implemented by the Company. The decrease was partially offset by an increase in the recognition of revenue and corresponding costs of solar power systems sold to residential and commercial customers in North America. In addition, we incurred charges totaling $3.1 million recorded in connection with the contracted sale of raw material inventory to third parties, and write-downs totaling $24.7 million on certain solar development projects.

Gross Margin

	Three Months Ended
	April 1, 2018	April 2, 2017	% Change
Distributed Generation
Residential	17%	11%	6%
Commercial	4%	0%	4%
Power Plant	(23)%	(68)%	67%

Residential Gross Margin: Gross margin for our Residential Segment increased six percentage points during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily as a result of decreased product costs driven by cost savings initiatives we implemented.

Commercial Gross Margin: Gross margin for our Commercial Segment increased four percentage points during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily as a result of decreased product costs driven by cost savings initiatives we implemented.

Power Plant Gross Margin: Gross margin for our Power Plant Segment increased 67% during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily as a result of decreased product costs driven by cost savings initiatives we implemented, and a reduction in revenue in connection with a legal settlement related to NRG in the first quarter of fiscal 2017; offset by write-downs totaling $22.7 million on certain solar development projects during the first quarter of fiscal 2018.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
R&D	$18,891	$20,515	(8)%
As a percentage of revenue	5%	6%

R&D expense decreased $1.6 million during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
SG&A	$65,130	$67,403	(3)%
As a percentage of revenue	17%	20%

SG&A expense decreased $2.3 million during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to lower bad debt expense in the first quarter of fiscal 2018 compared to prior year, and a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan.

Restructuring Charges

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Restructuring charges	$11,177	$9,790	14%
As a percentage of revenue	3%	3%

Restructuring charges increased $1.4 million during the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily because we incurred severance, and other expenses related to our February 2018 restructuring plan. See "Item 1. Financial Statements—Note 8. Restructuring" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans. As a result of the February 2018 restructuring plans, we expected to generate annual cost savings of approximately $20.5 million in operating expenses, which are expected to be cash savings, primarily from a reduction in global workforce, with effects beginning the first quarter of fiscal 2018. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Impairment of residential lease assets

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Impairment of residential lease assets	$49,092	$—	—%
As a percentage of revenue	13%	0%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. In connection with our evaluation, we recognized a non-cash impairment charge of $49.1 million as "Impairment of residential lease assets" on the consolidated statements of operations in the first quarter of fiscal 2018.

Other Expense, Net

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Interest income	$529	$938	(44)%
Interest expense	(25,106)	(20,902)	20%
Other income (expense), net	15,794	(74,088)	(121)%
Other expense, net	$(8,783)	$(94,052)	(91)%
As a percentage of revenue	(2)%	(29)%

Other expense, net decreased $85.3 million, in the three months ended April 1, 2018 as compared to the three months ended April 2, 2017, primarily due to a $73.0 million impairment charge in the first quarter of fiscal 2017 in 8point3 Energy Partners investment balance due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017. The decrease was primarily offset by a gain of $15.6 million on sale of equity method investment, a favorable change in the fair value of foreign currency derivatives, and a $4.2 million increase in cash interest expense, primarily related to our commercial sale-leaseback arrangements.

Income Taxes

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Provision for income taxes	$(2,628)	$(2,031)	29%
As a percentage of revenue	(1)%	(1)%

In the three months ended April 1, 2018, our income tax provision of $2.6 million on a loss before income taxes and equity in earnings of unconsolidated investees of $142.8 million was primarily due to the related tax expense in foreign jurisdictions that were profitable, whereas the income tax provision of $2.0 million in the three months ended April 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $237.3 million, was also primarily due to tax expense in profitable jurisdiction.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), which significantly changed U.S. tax law. The Tax Cuts and Jobs Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Tax Cuts and Jobs Act also created a new minimum “base erosion and anti-abuse tax” on certain foreign payments made by a U.S. parent company, and the “global intangible low-taxed income” rules tax foreign subsidiary income earned over a 10% rate of routine return on tangible business assets.

In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of April 1, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act, the accumulated foreign earnings are deemed to have been taxed and are no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the undistributed earnings of our non-U.S. subsidiaries earnings and these are intended to be indefinitely reinvested in operations outside the United States.

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

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Equity in earnings (loss) of unconsolidated investees	$(2,144)	$2,488	(186)%
As a percentage of revenue	(1)%	1%

Our equity in earnings of unconsolidated investees decreased $4.6 million in the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 primarily driven by a decrease in our share of earnings generated by the activities of the 8point3 Energy Partners and its affiliates (the "8point3 Group") during the first quarter of fiscal 2018 compared to an increase in our share of earnings in the three months ended April 2, 2017.

Net Loss

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Net loss	$(147,597)	$(236,887)	(38)%

Net loss decreased by $89.3 million in the three months ended April 1, 2018 as compared to the three months ended April 2, 2017. The decrease in net loss was primarily driven by an increase in gross margin of $55.8 million, primarily as a result of decreased product costs driven by cost savings initiatives we implemented. The increase in gross margin was partially offset by (i) our above-market cost of polysilicon charges totaling $3.1 million recorded in connection with the contracted sale of raw material inventory to third parties; and write-downs totaling $24.7 million on certain solar power development projects during the first quarter of fiscal 2018, which were the result of lower selling prices of our projects; (ii) an $85.3 million decrease in other expense, primarily attributable to a $15.6 million gain on sale of equity method investment, and a $73.0 million impairment in 8point3 Energy Partners investment due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017; (iii) a $2.3 million decrease in selling, general and administrative primarily due to lower bad debt expense in the first quarter of fiscal 2018 compared to prior year, and a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan; (iv) a $1.6 million decrease in R&D expense due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan. The decrease was partially offset by: (i) an increase of $46.6 million in operating expense primarily in connection to an impairment charge of $49.1 million related to residential lease assets as a result of our decision to sell our interest in the residential lease portfolio; (ii) a $4.6 million decrease in our equity in earnings of unconsolidated investees primarily due to higher loss pick-up related to 8point3 Group under the HLBV model; (iii) an increase of $4.2 million in interest expense, primarily related to our commercial sale-leaseback arrangements; (iv) a $1.4 million increase in restructuring expense primarily because we incurred severance, and other expenses related to our February 2018 restructuring plan in the first quarter of fiscal 2018; and (v) a $0.6 million increase in provision for income taxes was primarily due to the related tax expense in foreign jurisdictions that are projected to be profitable.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$31,623	$17,161	84%

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

In the three months ended April 1, 2018 and April 2, 2017, we attributed $31.6 million and $17.2 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $14.5 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 1, 2018	April 2, 2017
Net cash used in operating activities	$(233,262)	$(126,893)
Net cash used in investing activities	$(11,623)	$(60,841)
Net cash provided by financing activities	$62,640	$135,077

Operating Activities

Net cash used in operating activities in the three months ended April 1, 2018 was $233.3 million and was primarily the result of: (i) a net loss of $147.6 million; (ii) a $100.2 million decrease in accounts payable and other accrued liabilities, primarily attributable to the procurement of polysilicon and vendor payments; (iii) a $38.1 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $34.2 million increase in inventories to support the construction of our solar energy projects; (v) a $15.6 million gain on the sale of equity method investment; (vi) a $23.6 million increase in contract assets driven by construction activities; (vii) a $33.1 million decrease in contract liabilities driven by construction activities; and (viii) a $0.3 million net change in income taxes. This was partially offset by: (i) the impairment of residential lease assets of $49.1 million; (ii) net non-cash charges of $52.3 million related to depreciation, stock-based compensation and other non-cash charges; (iii) a $20.5 million decrease in project assets, primarily related to the write-downs in Power Plant solar energy development projects; (iv) a $10.9 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (v) a $5.1 million decrease in advance payments made to suppliers; (vi) a $13.9 million decrease in accounts receivable; (vii) a $5.4 million dividend from 8point3 Energy Partners; and (viii) a $2.1 million decrease in equity in earnings of unconsolidated investees.

Net cash used in operating activities in the three months ended April 2, 2017 was $126.9 million and was primarily the result of: (i) a net loss of $236.9 million; (ii) a $198.9 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued expenses; (iii) a $30.6 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $2.5 million increase in equity in earnings of unconsolidated investees; (v) a $40.0 million increase in inventories to support the construction of our solar energy projects. This was partially offset by: (i) other net non-cash charges of $56.4 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $33.3 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iii) a $50.7 million decrease in accounts receivable, primarily driven by collections; (iv) a $32.3 million decrease in project assets, primarily related to revenue recognition and corresponding costs of certain utility-scale and commercial projects; (v) a $13.7 million decrease in advance payments made to suppliers; (vi) a $12.4 million decrease in contract assets driven by milestone billings; (vii) a $7.2 million dividend from 8point3 Energy Partners; (viii) a $0.2 million net change in income taxes; (ix); a $103.0 million increase in contract liabilities driven by construction activities; and (x) a $73.0 million impairment of 8point3 Energy Partners investment balance. Upon adoption of ASC 606, the Company recognized material amount of deferred profit which required the Company to evaluate and record an impairment of the 8point3 investment balance in the first quarter of fiscal 2017.

Investing Activities

Net cash used in investing activities in the three months ended April 1, 2018 was $11.6 million, which included (i) $35.3 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $6.3 million paid for investments in consolidated and unconsolidated investees. This was partially offset by proceeds from the sale of investment in joint ventures and non-public companies of $27.3 million and a $2.7 million dividend from 8point3 Energy Partners.

Net cash used in investing activities in the three months ended April 2, 2017 was $60.8 million, which included (i) $50.7 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $10.1 million paid for investments in consolidated and unconsolidated investees.

Financing Activities

Net cash provided by financing activities in the three months ended April 1, 2018 was $62.6 million, which included: (i) $8.2 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $31.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $28.9 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) $1.3 million in net repayments of bank loans and other debt; and (ii) $4.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of April 1, 2018, an aggregate principal amount of $425.0 million of the 4.00% debentures due 2023 remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of April 1, 2018, an aggregate principal amount of $400.0 million of the 0.875% debentures due 2021 remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

As of April 1, 2018, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remained issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.75% debentures due 2018 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable. For more information, please see the risk factor set forth under the caption "Part II. Item 1A. Risk Factors—Risks Related to our Debt and Equity Securities—Conversion of our outstanding 0.75% debentures, 0.875% debentures, 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of April 1, 2018, the fair value of the Bonds was $33.0 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of April 1, 2018, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto (the "Amended and Restated Credit Agreement"), which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Amended and Restated Credit Agreement was entered into in connection with the letter agreement between the us and Total S.A. dated May 8, 2017 (the "Letter Agreement"), to facilitate the issuance by Total S.A. of one or more guaranties of our payment obligations of up to $100.0 million under the Amended and Restated Credit Agreement. The maturity date of the Letter Agreement and the amended and Restated Credit Agreement is August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding.

Available borrowings under the Restated Credit Agreement are $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total S.A. under the Letter Agreement. Amounts borrowed under the facility may be repaid and reborrowed until the maturity date.

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

As of April 1, 2018, we had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. In March 2018, the Company entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, the Company has advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at the Company's request, after the scheduled termination date set forth in the letter agreement. As of April 1, 2018, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $28.2 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of April 1, 2018, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $164.4 million.

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

As of April 1, 2018, letters of credit issued under the Deutsche Bank Trust facility totaled $1.6 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. (“Mizuho”) and Goldman Sachs Bank USA (“Goldman Sachs”)

On May 4, 2016, we entered into a revolving credit facility (as amended to date, the "Construction Revolver") with Mizuho, as administrative agent, and Goldman Sachs, under which we could borrow up to $200 million. The Construction Revolver also includes a $100 million accordion feature. On October 27, 2017, we and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that we may borrow to up to $50 million. Amounts borrowed under the Construction Revolver may be repaid and reborrowed in support of our commercial and small-scale utility projects in the United States until the May 4, 2021 maturity date. The Construction Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

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

As of April 1, 2018, outstanding borrowings under the Construction Revolver totaled $3.3 million.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended April 1, 2018 and April 2, 2017, the Company had net repayments of $0.2 million and net proceeds of $2.1 million in connection with these loans. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $16.9 million and $17.1 million

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 4 and 18 years, and may be prepaid without significant penalty at our option any time for some loans or beginning four years after the original issuance for others. During the three months ended April 1, 2018 and April 2, 2017, we had net proceeds of $29.1 million and $17.2 million, respectively, in connection with these loans. As of April 1, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $386.0 million and $356.6 million, respectively.

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on the Company's Consolidated Balance Sheets. During the three months ended April 1, 2018 and April 2, 2017, we had net contributions of $31.3 million and $45.3 million, respectively, under these facilities and attributed losses of $31.5 million and $17.3 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $118.2 million and $119.4 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small-scale utility projects in the United States. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $3.3 million and $3.2 million respectively.

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February of 2018, the Company sold its equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of April 1, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.1 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in EMEA, which are scheduled to mature through 2028.

See "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements in this Quarter Report on Form 10-Q for a discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of April 1, 2018, we had unrestricted cash and cash equivalents of $260.7 million as compared to $435.1 million as of December 31, 2017. Our cash balances are held in numerous locations throughout the world and as of April 1, 2018, we had approximately $130.9 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Cuts and Jobs Act, would incur a one-time transition tax (such amounts were previously tax deferred). We expect total capital expenditures related to purchases of property, plant and equipment of approximately $100 million in fiscal 2018 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of April 1, 2018, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.6 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). During the three months ended April 1, 2018, we received $36.7 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2015, 2016 and 2017, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2018, we drew down $32.7 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17 and 18-year terms and as of April 1, 2018, the short-term and long-term balances of the loans were $12.5 million and $390.4 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $60.2 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. For further information, see "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of April 1, 2018, outstanding amounts related to our project financing totaled $413.2 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 as well as first quarter of fiscal 2018, our net losses continued through the first quarter of fiscal 2018 and are expected to continue through the rest of fiscal 2018. We have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item I. Financial Statements—Note 2. Transactions with Total and Total S.A."). However, our $300.0 million 0.75% senior convertible debentures due 2018, $200.0 million of which are held by Total, mature on June 1, 2018. These events and conditions indicate we may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity and satisfy our estimated liquidity needs within the 12 months from the date of issuance of the consolidated financial statements contained herein. We have decided to divest certain assets, such as our equity interest in 8point3 Group (see "Item I. Financial Statements—Note 10. Equity Method Investments), and join the sale process initiated by First Solar, Inc. On February 5, 2018, 8point3 Energy Partners entered into a definitive agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc., and certain other co-investors (collectively, "Capital Dynamics"), pursuant to which Capital Dynamics will acquire the entire 8point3 Group (the "Divestiture Transaction").

The completion of the Divestiture Transaction is subject to a number of closing conditions, including approval by a majority of the outstanding 8point3 Energy Partners public Class A shareholders, and the approval of the Committee on Foreign Investment in the United States (“CFIUS”). Additionally, the Divestiture Transaction is subject to certain other customary closing conditions. We believe we have sufficiently evaluated these closing conditions in concluding that the sale of our equity interest in the 8point3 Group is considered probable of occurring prior to the maturity of the 0.75% debentures due 2018 and will generate sufficient proceeds to satisfy our repayment obligations, which we believe mitigates the conditions and events giving rise to uncertainty regarding repayment of the 0.75% debentures due 2018. In the event the Divestiture Transaction do not close prior to the maturity of the 0.75% debentures due 2018, we have secured a binding commitment for an alternative source of financing in the form of a one-year bridge loan of up to $300.0 million to repay the 0.75% debentures due 2018. Subject to execution of definitive documentation, the Company will be required to pay interest quarterly on outstanding borrowings in an amount equal to the three-month LIBOR rate plus 2%. Our interest of 8point3 Group and proceeds of the Divestiture Transaction will serve as collateral securing the loan and the loan will be required to be repaid no later than two business days after closing the Divestiture Transaction. In the event that the Divestiture Transaction is terminated, the bridge loan will require mandatory prepayments of borrowings using proceeds in excess of $50.0 million from either sales of our assets outside of the ordinary course of business or amounts drawn on the Revolver. We will be required to pay interest in an amount equal to the three-month LIBOR rate plus 5% after November 5, 2018 or upon termination of the Divestiture Transaction. We cannot predict, with certainty, the outcome of its actions to generate liquidity, including the outcome of the Divestiture Transaction or alternative financing, or whether such actions would generate the necessary liquidity as currently anticipated to fulfill our obligations within the 12 months from the date of issuance of these consolidated financial statements.

In addition, we continue to evaluate our available options in connection with any short-term liquidity needs. This includes seeking additional debt financing, divesting assets and liquidating certain investments with the understanding that ultimate transactions could lead to an impairment review and result in a charge if the carrying value of such assets may not be recoverable. Please see also the risk factors set forth under the caption “Part I. Item 1A. Risk Factors,” including, “-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition" and “-We may fail to realize the expected benefits of our YieldCo strategy, including our current plan to divest our interest in 8point3 Energy Partners, which could materially adversely affect our business, financial condition, and results of operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See also “Part II. Item 1A. Risk Factors-We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors" in this Quarterly Report on Form 10-Q.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Restated Credit Agreement was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Restated Credit Agreement. The maturity date of the facility under the Restated Credit Agreement remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Restated Credit Agreement remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Restated Credit Agreement. As of April 1, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

Additionally, on May 4, 2016, we entered into the Construction Revolver credit facility, under which we may borrow up to $200 million, with a $100 million accordion feature, in support of our commercial and small-scale utility projects in the United States until its May 4, 2021 maturity date, subject to certain conditions. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduces the amount that the Company may borrow to up to $50 million. As of April 1, 2018, we had $46.7 million available to us under the Construction Revolver credit facility. There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of April 1, 2018:

		Payments Due by Fiscal Period
(In thousands)	Total	2018 (remaining nine months)	2019-2020	2021-2022	Beyond 2022
Convertible debt, including interest[1]	$1,217,926	$315,750	$41,000	$435,468	$425,708
CEDA loan, including interest[2]	63,150	1,912	5,100	5,100	51,038
Other debt, including interest[3]	679,471	72,493	75,340	73,355	458,283
Future financing commitments[4]	22,392	19,192	3,200	—	—
Operating lease commitments[5]	111,730	11,889	27,302	21,312	51,227
Sale-leaseback financing[6]	422,048	20,423	49,310	49,585	302,730
Capital lease commitments[7]	3,760	781	1,369	1,414	196
Non-cancellable purchase orders[8]	208,013	208,013	—	—	—
Purchase commitments under agreements[9]	742,970	178,868	561,102	2,000	1,000
Deferred purchase consideration in connection with acquisition	61,100	1,100	60,000	—	—
Total	$3,532,560	$830,421	$823,723	$588,234	$1,290,182
1Convertible debt, including interest, relates to the aggregate of $1,125.0 million in outstanding principal amount of our senior convertible debentures on April 1, 2018. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

2CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

3Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Note 9. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $22.4 million, subject to certain conditions.

5Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various facility lease agreements.

6Sale-leaseback financing relates to future minimum lease obligations for solar power systems under sale-leaseback arrangements which were determined to include integral equipment and accounted for under the financing method.

7Capital lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 6 years.

8Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

9Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and Solar Renewable Energy Credits, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 3 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 1, 2018 and December 31, 2017, total liabilities associated with uncertain tax positions were $19.9 million and $19.4 million, respectively, and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of April 1, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 6% and 4% of our total revenue in the three months ended April 1, 2018 and April 2, 2017, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.5 million and $1.7 million in the three months ended April 1, 2018 and April 2, 2017, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 1, 2018 and December 31, 2017, we had outstanding forward currency contracts with aggregate notional values of $5.4 million and $10.3 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 1, 2018 and December 31, 2017, advances to suppliers totaled $210.8 million and $216.0 million, respectively. One suppliers accounted for 99% of total advances to suppliers as of both April 1, 2018 and December 31, 2017.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of a month or less. We regularly evaluate the credit standing of our counterparty financial institutions.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of April 1, 2018, the outstanding principal balance of our variable interest borrowings was $53.2 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of April 1, 2018 and December 31, 2017, investments of $407.7 million and $450.0 million, respectively, are accounted for using the equity method, and $35.8 million and $35.8 million, respectively, are accounted for using the measurement alternative method and the cost method, respectively. The carrying value of our equity method investments as of April 1, 2018 and December 31, 2017 included $372.3 million and $382.7 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Note 10. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment. In accordance with such evaluation, we recognized an other-than-temporary charge on the 8point3 investment balance in the first quarter of fiscal 2017. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, 0.875% debentures due 2021, or 0.75% debentures due 2018 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $946.1 million and $982.8 million as of April 1, 2018 and December 31, 2017, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,040.7 million and $1,081.1 million as of April 1, 2018 and December 31, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $851.5 million and $884.6 million as of April 1, 2018 and December 31, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2018 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under "Item 1. Financial Statements—Note 9. Commitments and Contingencies—Legal Matters" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the risk factors described and included below.

Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”) pursuant to a Section 201 petition filed by Suniva, Inc., which Solar World Americas Inc. later joined, regarding foreign-manufactured photovoltaic ("PV") cells and modules. Modules will be subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 15% in 2021. Cells are subject to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region. The tariffs went into effect on February 7, 2018.

The tariffs imposed, if our products are not ultimately exempted, could materially and adversely affect our business and results of operations. Although we are actively engaged in efforts to obtain an exemption for our technology from these tariffs, and are pursuing other mitigating actions, there is no guarantee that these efforts will be successful.

In the near term, uncertainty surrounding the potential implications of the tariffs imposed to the U.S. solar market, and whether specific products may be excluded, is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. If we are unsuccessful in our efforts to obtain full exclusion of our solar power products from the tariffs, these efforts would continue and could have a material adverse impact on our business. With the uncertainties associated with the Section 201 trade case, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. In the first quarter of fiscal 2018, no new events or circumstances indicated that our long-lived assets might not be recoverable; thus, an impairment evaluation was not necessary. Nonetheless, as more information becomes available, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term, resulting in the need to write down certain long-lived assets to fair value. Our estimate of cash flows might change in relation to the implications of the remedies imposed as a result of the Section 201 trade case, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. We are performing a comprehensive review of our long-term strategy as a result of these tariffs and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. Any of the above factors would materially and adversely affect our business, revenues, margins, assets recoverability, results of operations, and cash flows. For more information, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors-Risks Related to Our Sales Channels,” including, “-If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “-The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems for sale to customers. Developing and constructing solar power projects requires significant time and substantial initial investment. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. Please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors,” including, “-Risks Related to Our Operations-Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments" and "-Risks Related to Our Sales Channels-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See also "-Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows" in in this Quarterly Report on Form 10-Q.

Our capital expenditures and use of working capital may be greater than we anticipate if sales and associated receipt of cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. Please see the risk factor set forth under the caption "Part I. Item 1A. Risk Factors-Risks Related to Our Liquidity-We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, as of April 1, 2018, had an outstanding amount of $28.2 million. Our bilateral letter of credit agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), Credit Agricole Corporate and Investment Bank (“Credit Agricole”), and HSBC Bank USA, National Association, which as of April 1, 2018 had an outstanding amount of $164.4 million, are guaranteed by Total S.A. pursuant to the Amended and Restated Revolving Credit Agreement between us and Total S.A. dated June 23, 2017 (the “Amended and Restated Credit Agreement”). Any draws under these uncollateralized facilities would require us to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25.0 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.

In addition, the Amended and Restated Credit Support Agreement will mature on August 26, 2019 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with (i) Credit Agricole and with (ii) Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs"). As of April 1, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole. We have the ability to borrow up to $95.0 million under this revolving credit facility pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 1. Financial Statements-

Note 2. Transactions with Total and Total S.A." in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). On May 4, 2016, the Company entered into a revolving credit facility (as amended to date, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company was able to borrow up to $200.0 million. The Construction Revolver also included a $100.0 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that the Company may borrow to $50.0 million. As of April 1, 2018, we had $46.7 million available under the Construction Revolver.

Our $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which are held by Total, mature on June 1, 2018. We may not have the liquid funds necessary to repay the existing 0.75% debentures due 2018 at maturity. We have decided to divest certain assets, such as our equity interest in 8point3 Energy Partners LP (“8point3 Energy Partners” and, with certain affiliates, collectively, the “8point3 Group”) (see "Item 1. Financial Statements-Note 10. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q), and join the sale process initiated by First Solar, Inc. On February 5, 2018, 8point3 Energy Partners entered into a definitive agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc., and certain other co-investors (collectively, “Capital Dynamics”), pursuant to which Capital Dynamics will acquire the entire 8point3 Group. The completion of the Divestiture Transaction is subject to a number of closing conditions, including approval by a majority of the outstanding 8point3 Energy Partners public Class A shareholders, the approval of the Committee on Foreign Investment in the United States (“CFIUS”) and certain other customary closing conditions. In the event the Divestiture Transaction does not close prior to the maturity of the 0.75% debentures due 2018, we have secured a binding commitment for an alternative source of financing in the form of a one-year bridge loan of up to $300.0 million to repay the 0.75% debentures due 2018. Subject to execution of definitive documentation, we will be required to pay interest quarterly on outstanding borrowings in an amount equal to the three-month LIBOR rate plus 2%. Our interest in the 8point3 Group and proceeds of the Divestiture Transaction will serve as collateral securing the loan and the loan will be required to be repaid no later than two business days after closing the Divestiture Transaction. In the event that the Divestiture Transaction is terminated, the bridge loan will require mandatory prepayments of borrowings using proceeds in excess of $50.0 million from either sales of our assets outside of the ordinary course of business or amounts drawn on the Revolver. We will be required to pay interest in an amount equal to the three-month LIBOR rate plus 5% after November 5, 2018 or upon termination of the Divestiture Transaction. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the outcome or timing of the Divestiture Transaction or alternative funding, or whether such actions would generate the necessary liquidity.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity securities or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations and financial condition.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds from these or and other sources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power projects, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2018 through January 28, 2018	155,920	$8.39	—	—
January 29, 2018 through February 25, 2018	3,774	$7.30	—	—
February 26, 2018 through April 1, 2018	451,768	$7.06	—	—
	611,462	$7.40	—	—
1The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1**
Amendment to Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of June 29, 2016, by and among Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (collectively, as issuer), SunPower Corporation (as applicant), and SunPower Corporation, Systems (as subsidiary applicant), dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2018).

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

SUNPOWER CORPORATION

Dated: May 8, 2018	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer