Form 10-Q
period 2018-06-30
SUNPOWER CORP
filed 2018-08-01
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of the registrant’s common stock as of July 23, 2018 was 140,992,510.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 1, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$256,689	$435,097
Restricted cash and cash equivalents, current portion	36,941	43,709
Accounts receivable, net[1]	205,795	204,966
Contract assets[1]	70,449	35,074
Inventories	368,407	352,829
Advances to suppliers, current portion	83,771	30,689
Project assets - plants and land, current portion[1]	76,347	103,063
Prepaid expenses and other current assets[1]	121,348	146,209
Total current assets	1,219,747	1,351,636

Restricted cash and cash equivalents, net of current portion	70,970	65,531
Restricted long-term marketable securities	5,838	6,238
Property, plant and equipment, net	757,071	1,147,845
Solar power systems leased and to be leased, net	359,095	369,218
Advances to suppliers, net of current portion	117,096	185,299
Long-term financing receivables, net	379,076	330,672
Other intangible assets, net	20,878	25,519
Other long-term assets[1]	140,039	546,698
Total assets	$3,069,810	$4,028,656

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$349,819	$406,902
Accrued liabilities[1]	196,405	229,208
Contract liabilities, current portion[1]	91,794	104,286
Short-term debt	58,194	58,131
Convertible debt, current portion[1]	—	299,685
Total current liabilities	696,212	1,098,212

Long-term debt	463,696	430,634
Convertible debt, net of current portion[1]	817,405	816,454
Contract liabilities, net of current portion[1]	148,182	171,610
Other long-term liabilities[1]	799,339	804,122
Total liabilities	2,924,834	3,321,032
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	14,335	15,236
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both July 1, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 151,829,011 shares issued, and 140,985,344 outstanding as of July 1, 2018; 149,818,442 shares issued, and 139,660,635 outstanding as of December 31, 2017	141	140
Additional paid-in capital	2,455,813	2,442,513
Accumulated deficit	(2,232,988)	(1,669,897)
Accumulated other comprehensive loss	(1,676)	(3,008)
Treasury stock, at cost; 10,843,667 shares of common stock as of July 1, 2018; 10,157,807 shares of common stock as of December 31, 2017	(186,439)	(181,539)
Total stockholders' equity	34,851	588,209
Noncontrolling interests in subsidiaries	95,790	104,179
Total equity	130,641	692,388
Total liabilities and equity	$3,069,810	$4,028,656
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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue[1]
Solar power systems, components, and other	$353,780	$278,578	$682,640	$559,783
Residential leasing	95,317	49,403	158,345	97,293
	$449,097	$327,981	$840,985	$657,076
Cost of revenue[1]
Solar power systems, components, and other[2]	692,894	278,469	1,031,824	621,068
Residential leasing	66,418	33,345	109,128	65,425
	759,312	311,814	1,140,952	686,493
Gross profit (loss)	(310,215)	16,167	(299,967)	(29,417)
Operating expenses:
Research and development[1]	31,210	19,754	50,101	40,269
Sales, general and administrative[1]	64,719	68,703	129,849	136,106
Restructuring charges	3,504	4,969	14,681	14,759
Impairment of residential lease assets	68,269	—	117,361	—
Total operating expenses	167,702	93,426	311,992	191,134
Operating loss	(477,917)	(77,259)	(611,959)	(220,551)
Other income (expense), net:
Interest income	664	387	1,193	1,325
Interest expense[1]	(26,718)	(22,505)	(51,824)	(43,407)
Other, net[3]	36,624	(14,684)	52,418	(88,772)
Other income (expense), net	10,570	(36,802)	1,787	(130,854)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	(467,347)	(114,061)	(610,172)	(351,405)
Provision for income taxes	(3,081)	(2,353)	(5,709)	(4,384)
Equity in earnings (losses) of unconsolidated investees	(13,415)	6,837	(15,559)	9,325
Net loss	(483,843)	(109,577)	(631,440)	(346,464)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	36,726	19,062	68,349	36,223
Net loss attributable to stockholders	$(447,117)	$(90,515)	$(563,091)	$(310,241)

Net loss per share attributable to stockholders:
Basic	$(3.17)	$(0.65)	$(4.01)	$(2.23)
Diluted	$(3.17)	$(0.65)	$(4.01)	$(2.23)
Weighted-average shares:
Basic	140,926	139,448	140,569	139,175
Diluted	140,926	139,448	140,569	139,175

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

2During the three and six months ended July 1, 2018, the Company recognized impairment of property, plant and equipment of $369.2 million of which $355.1 million is reported in cost of revenue (see Note 5. "Balance Sheet Components-Impairment of Property, Plant and Equipment")

3During the three and six months ended July 1, 2018, the Company recognized profit that had previously been deferred related to historical projects sold to 8point3 Energy Partners along with a gain on the sale of its equity interest in 8point3 Energy Partners within "Other, net" (see Note 10. "Equity Method Investments").

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net loss	$(483,843)	$(109,577)	$(631,440)	$(346,464)
Components of other comprehensive income (loss):
Translation adjustment	(1,073)	3,412	(325)	1,424
Net change in derivatives (Note 12)	436	(16)	2,042	(1,278)
Income taxes	(142)	114	(385)	457
Total other comprehensive income (loss)	(779)	3,510	1,332	603
Total comprehensive loss	(484,622)	(106,067)	(630,108)	(345,861)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	36,726	19,062	68,349	36,223
Comprehensive loss attributable to stockholders	$(447,896)	$(87,005)	$(561,759)	$(309,638)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net loss	$(631,440)	$(346,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,401	85,671
Stock-based compensation	13,697	15,981
Non-cash interest expense	8,262	7,735
Dividend from equity method investees	3,947	14,601
Equity in (earnings) losses of unconsolidated investees	15,559	(9,325)
Gain on sale of equity method investment	(50,025)	—
Deferred income taxes	1,431	1,285
Impairment of equity method investment	—	81,571
Impairment of property, plant and equipment	369,168	—
Impairment of residential lease assets	117,361	—
Other, net	(2,443)	4,160
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	27,482
Contract assets	(35,375)	10,181
Inventories	(75,849)	(76,444)
Project assets	11,086	(73,697)
Prepaid expenses and other assets	34,308	85,365
Long-term financing receivables, net	(109,156)	(62,405)
Advances to suppliers	15,122	32,782
Accounts payable and other accrued liabilities	(79,444)	(193,612)
Contract liabilities	(35,919)	106,441
Net cash used in operating activities	(355,342)	(288,692)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,362)	(45,123)
Cash paid for solar power systems, leased and to be leased	(38,688)	(41,028)
Cash paid for solar power systems	(3,436)	(8,012)
Dividend from equity method investees	12,952	1,421
Proceeds from sale of equity method investments	417,766	—
Cash paid for investments in unconsolidated investees	(14,061)	(11,603)
Net cash provided by (used in) investing activities	349,171	(104,345)
Cash flows from financing activities:
Proceeds from bank loans and other debt	116,459	201,400
Repayment of 0.75% debentures due 2018, bank loans and other debt	(419,527)	(228,940)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	67,109	30,642
Repayment of non-recourse residential financing	(9,899)	(3,024)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	73,290	96,625
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(12,582)	(8,454)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	22,286	226,661
Repayment of non-recourse power plant and commercial financing	(4,678)	(32,021)
Purchases of stock for tax withholding obligations on vested restricted stock	(4,900)	(4,215)
Net cash (used in) provided by financing activities	(172,442)	278,674
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,124)	1,174
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(179,737)	(113,189)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	544,337	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$364,600	$401,023

Non-cash transactions:
Transaction fees funded by liability related to the sale of equity method investees	$3,911	$—
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$21,640	$27,467
Costs of solar power systems, leased and to be leased, funded by liabilities	$5,166	$7,016
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$15,580	$55,619
Property, plant and equipment acquisitions funded by liabilities	$15,954	$40,669
Contractual obligations satisfied with inventory	$40,881	$6,668
Assumption of debt by buyer upon sale of equity interest	$27,321	$—
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

Notes to the Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, the Company believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

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

The Company’s Residential Segment refers to sales of solar energy solutions to residential end customers through a variety of means, including cash and loan sales and long-term leases directly to end customers, sales to resellers, including the Company's third-party global dealer network, and sales of the Company's O&M services. The Company’s Commercial Segment refers to sales of solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to the Company's third-party global dealer network, sales of energy under power purchase agreements ("PPAs"), and sales of the Company's O&M services. The Power Plant Segment refers to the Company's large-scale solar products and systems business, which includes power plant project development and project sales, EPC services for power plant construction, power plant O&M services and component sales for power plants developed by third parties, sometimes on a multi-year, firm commitment basis.

Liquidity

The Company continues to face challenging industry conditions and a competitive environment. While the Company continues to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2018, as well as additional cost reduction initiatives put in place in the second quarter of fiscal 2018, the Company's net losses continued through the second quarter of fiscal 2018 and are expected to continue through fiscal 2019. The Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility (the "Revolver") with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (the "Letter Agreement") (see "Note 2. Transactions with Total and Total S.A."). The Letter Agreement and any guarantees issued under it will expire on August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay Total S.A. certain commitment and guarantee fees. On May 22, 2018, the Company entered into a Term Credit Agreement with Credit Agricole (the "Term Credit Agreement"), under which the Company borrowed $300.0 million on May 29, 2018. The Company's $300.0 million 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”), $200.0 million of which were held by Total, matured on June 1, 2018, and were redeemed at maturity with the proceeds from the Term Credit Agreement. On June 19, 2018, the Company completed the divestiture of its equity interest in 8point3 Energy Partners LP ("8point3 Energy Partners" and, with certain affiliates, collectively, the "8point3 Group," and such transaction, "Divestiture Transaction"; see "Note 10. Equity Method Investments"). The proceeds of the Divestiture Transaction were used to repay the amounts due under the Term Credit Agreement immediately after closing, with the Company retaining the excess proceeds.

During the quarter ended July 1, 2018, tariffs imposed pursuant to Section 201 of the Trade Act of 1974 and uncertainty surrounding whether specific products may be excluded continue to significantly and adversely affect the Company’s business, results of operations and cash flows. These events and conditions indicate that the Company may not have the liquid funds necessary to satisfy its estimated liquidity needs within the 12 months from the date of issuance of the interim financial statements contained herein. In connection with its short-term liquidity needs, the Company decided to divest certain assets. On June 12, 2018, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Enphase Energy, Inc.

(“Enphase”) pursuant to which the Company will sell and Enphase will purchase certain assets and intellectual property related to the production of microinverters for the following consideration: (i) $15.0 million payable in cash at the closing under the Purchase Agreement (the “Closing”); (ii) 7.5 million shares of Enphase common stock issuable to the Company at the Closing; and (iii) an additional cash payment of $10.0 million payable to the Company on the earlier of the four month anniversary of the Closing and December 28, 2018. The Closing is subject to the satisfaction of certain customary closing conditions. Additionally, in connection with the Company's previously announced decision to sell or refinance its interest in its residential lease portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, the Company is in the process of securing a source of financing in the form of a subordinated mezzanine loan of at least $93.0 million. Subject to execution of definitive documentation and closing of the proposed mezzanine loan, the Company will be required to pay interest quarterly on outstanding borrowings in an amount equal to 12.0% per annum. The Company's interest in the residential lease portfolio will serve as collateral securing the loan and the loan will be repaid pursuant to an amortization schedule over the term of the loan. The closing of the mezzanine loan is subject to certain closing conditions, including obtaining consent from the lenders and tax equity investors who invested in the residential lease portfolio and finalization of the financial model which determines the loan proceeds. The Company believes it has sufficiently evaluated the closing conditions in concluding that the Purchase Agreement with Enphase and the mezzanine loan are probable of occurring and will generate sufficient proceeds to satisfy the Company’s working capital needs and fund its committed capital expenditures over the next 12 months from the date of the issuance of the interim financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity as planned.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes. In the first quarter of fiscal 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606") as well as Accounting Standards Update No. 2017-05, Other income - Gain and Losses from the Derecognition of Nonfinancial Assets (Subtopic ASC 610-20, "ASU 2017-05"), such reclassifications are discussed in this Note 1.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The second quarter of fiscal 2018 ended on July 1, 2018, while the second quarter of fiscal 2017 ended on July 2, 2017. The second quarters of fiscal 2018 and 2017 were both 13-week quarters. The first halves of fiscal 2018 and 2017 were both 26-week periods.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases, inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows, economic useful lives of property, plant and equipment, intangible assets, and investments; fair value and residual value of solar power systems, including those subject to residential operating leases; fair value of financial instruments; valuation of contingencies such as accrued warranty; the fair value of indemnities provided to customers and other parties, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances arise, including consideration of technology obsolescence, that may indicate that the carrying value of such assets may not be recoverable, and these assessments require significant judgment in determining whether such events or changes have occurred. Factors considered important that could result in an impairment review include significant changes in the manner of use of a long-lived asset or in its physical condition, a significant adverse change in the business climate or economic trends that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, significant under-performance relative to expected historical or projected future operating results, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and the Company must exercise judgment in assessing such groupings and levels. The Company then compares the estimated future undiscounted net cash flows expected to be generated by the asset group, including the eventual disposition of the asset group at residual value, to the asset group’s carrying value to determine if the asset group is recoverable. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, the Company records an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, as well as (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment, and such projections may vary from the cash flows eventually realized. For additional information on the impairment charge recorded in the three and six months ended July 1, 2018, see "Note 5. Balance Sheet Components-Impairment of Property, Plant and Equipment" and "Note 6. Leasing-Impairment of Residential Lease Assets."

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. For additional information on the new standard and the impact to the Company's financial results, refer to Impacts to Previously Reported Results below.

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

Solar Power System Sales and Engineering, Procurement, and Construction Services

The Company designs, manufactures, and sells rooftop and ground-mounted solar power systems under construction and development agreements. EPC projects governed by customer contracts that require the Company to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. The Company recognizes revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. The Company uses an input method based on cost incurred as it faithfully depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost-based input methods of revenue recognition require the Company to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

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

Operations and Maintenance

The Company offers its customers various levels of post-installation O&M services with the objective of optimizing our customers' electrical energy production over the life of the system. The Company determines if the post-installation systems monitoring and maintenance qualifies as separate performance obligation. Such post-installation monitoring and maintenance are deferred at the time the contract is executed based on the estimate of selling price on a standalone basis and are recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

The Company typically provides a system output performance warranty, separate from its standard solar panel product warranty, to customers that have subscribed to its post-installation O&M services. In connection with system output performance warranties, the Company agrees to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that SunPower will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and recognized over time as customers receive and consume the benefits of the O&M services.

Shipping and Handling Costs

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer goods and, accordingly, records such costs in cost of revenue.

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

For the six months ended July 1, 2018, events and circumstances continued to indicate that the Company might not be able to collect all amounts due according to the contractual terms of the underlying lease agreements given its decision to sell or refinance its interest in its residential lease portfolio. The Company determined it was necessary to evaluate the potential for allowances in its ability to collect these receivables. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by the Company. In accordance with such evaluation, the Company recognized an allowance for losses on the consolidated statement of operations. For additional information on the related impairment charge, see "Note 6. Leasing—Impairment of Residential Lease Assets."

See "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a summary of our other significant accounting policies.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) to target improvements to accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption. The Company elected early adoption of the updated accounting standard on a modified retrospective basis in the first quarter of fiscal 2018. The adoption of this updated accounting standard did not result in a significant impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718) to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) to provide final guidance on the presentation of net periodic pension and postretirement benefit cost. The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income or capitalized in assets. The other components will be recorded separately outside of operations and will not be eligible for capitalization. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also to define what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company no later than the first quarter of fiscal 2018 and requires a prospective approach to adoption. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 which did not result in a significant impact to the Company’s consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) ("ASU 2016-01") to require equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which provided clarifications to ASU 2016-01. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 by electing the allowed measurement alternative to use cost, impairment (if any), and observable price changes in orderly transactions for the identical or similar investment of the same issuer (referred to as the measurement alternative method). The adoption did not result in a significant impact to the Company's consolidated financial statements.

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

The most significant impact of the standard relates to the sales of solar power systems that include the sale or lease of related real estate previously accounted for under the guidance for real estate sales ASC 360-20 "Property, Plant, and Equipment." ASC 360-20 required the Company to evaluate whether such arrangements had any forms of continuing involvement that may have affected the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring the Company to reduce the potential profit on a project sale by its maximum exposure to loss. The adoption of ASC 606, which supersedes the real estate sales guidance under ASC 360-20, generally results in the earlier recognition of revenue and profit than the Company's historical practice under ASC 360-20. For sales arrangements in which the Company obtains or retains an interest in the project sold to the customer, the Company recognizes all the revenue for the consideration received, including the fair value of the noncontrolling interests obtained or retained, and defers any profits associated with the interest retained through "Equity in earnings (loss) of unconsolidated investees." The Company then recognizes any deferred profit on a straight-line basis over the useful life of the underlying system, with any remaining amount recognized upon the sale of the noncontrolling interest to a third party. Following the adoption of ASC 606, the revenue recognition for the Company's other sales arrangements, including the sales of components, sales and construction of solar systems, and O&M services, remained materially consistent. The revenue recognition for residential leasing and sale-leaseback arrangements remained consistent as they follow other U.S. GAAP guidance.

As part of the Company's adoption of ASC 606 in the first quarter of fiscal 2018, the Company elected to apply the following practical expedients:

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

Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on the condensed consolidated financial statements as of December 31, 2017 and for the three and six months ended July 2, 2017.

Impact to Previously Reported Results

Adoption of ASC 606 impacted our previously reported results as follows:

	December 31, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted
Accounts receivable, net	$215,479	$(10,513)	$204,966
Costs and estimated earnings in excess of billings	18,203	(18,203)	—
Contract assets	—	35,074	35,074
Prepaid expenses and other current assets	152,444	(6,235)	146,209
Property, plant and equipment, net	1,148,042	(197)	1,147,845
Solar power systems leased and to be leased, net	428,149	(58,931)	369,218
Long-term financing receivables, net	338,877	(8,205)	330,672
Other long-term assets	80,146	466,552	546,698
Accrued liabilities	267,760	(38,552)	229,208
Billings in excess of costs and estimated earnings	8,708	(8,708)	—
Contract liabilities, current portion	—	104,286	104,286
Customer advances, current portion	54,999	(54,999)	—
Customer advances, net of current portion	69,062	(69,062)	—
Contract liabilities, net of current portion	—	171,610	171,610
Other long-term liabilities	954,646	(150,524)	804,122
Accumulated deficit	(2,115,188)	445,291	(1,669,897)

	Three Months Ended July 2, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Revenue
Solar power systems, components, and other	$286,724	$(8,146)	$278,578
Residential leasing	50,722	(1,319)	49,403
Cost of revenue
Solar power systems, components, and other	288,022	(9,553)	278,469
Residential leasing	34,189	(844)	33,345
Gross margin	15,235	932	16,167
Interest expense	(22,370)	(135)	(22,505)
Other, net	(15,744)	1,060	(14,684)
Other expense, net	(37,727)	925	(36,802)
Loss before income taxes and equity in earnings of unconsolidated investees	(115,918)	1,857	(114,061)
Provision for income taxes	(2,353)	—	(2,353)
Equity in earnings of unconsolidated investees	5,449	1,388	6,837
Net loss	(112,822)	3,245	(109,577)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	19,062	—	19,062
Net loss attributable to stockholders	$(93,760)	$3,245	$(90,515)

Net loss per share attributable to stockholders:
Basic	$(0.67)	$0.02	$(0.65)
Diluted	$(0.67)	$0.02	$(0.65)

	Six Months Ended July 2, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Revenue
Solar power systems, components, and other	$636,573	$(76,790)	$559,783
Residential leasing	99,949	(2,656)	97,293
Cost of revenue
Solar power systems, components, and other	685,113	(64,045)	621,068
Residential leasing	67,106	(1,681)	65,425
Gross margin	(15,697)	(13,720)	(29,417)
Interest expense	(43,139)	(268)	(43,407)
Other, net	(17,934)	(70,838)	(88,772)
Other expense, net	(59,748)	(71,106)	(130,854)
Loss before income taxes and equity in earnings of unconsolidated investees	(266,579)	(84,826)	(351,405)
Provision for income taxes	(4,384)	—	(4,384)
Equity in earnings of unconsolidated investees	6,501	2,824	9,325
Net loss	(264,462)	(82,002)	(346,464)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	36,223	—	36,223
Net loss attributable to stockholders	$(228,239)	$(82,002)	$(310,241)

Net loss per share attributable to stockholders:
Basic	$(1.64)	$(0.59)	$(2.23)
Diluted	$(1.64)	$(0.59)	$(2.23)

	Six Months Ended July 2, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Net loss	$(264,462)	$(82,002)	$(346,464)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	87,353	(1,682)	85,671
Impairment of equity method investment	8,607	72,964	81,571
Equity in earnings of unconsolidated investees	(6,501)	(2,824)	(9,325)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,445	3,037	27,482
Costs and estimated earnings in excess of billings	13,157	(13,157)	—
Contract assets	—	10,181	10,181
Project assets	(59,830)	(13,867)	(73,697)
Prepaid expenses and other assets	139,103	(53,738)	85,365
Long-term financing receivables, net	(62,515)	110	(62,405)
Accounts payable and other accrued liabilities	(207,873)	14,261	(193,612)
Billings in excess of costs and estimated earnings	(65,433)	65,433	—
Customer advances	105,157	(105,157)	—
Contract liabilities	—	106,441	106,441
Net cash used in operating activities	(288,692)	—	(288,692)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(113,189)	—	(113,189)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	514,212	—	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$401,023	$—	$401,023

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) to permit companies to reclassify disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") to retained earnings. Companies may adopt the new guidance using one of two transition methods: retrospective to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 with early adoption permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment loss is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2017. The Company is evaluating the potential impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02") to require all lessees to recognize a right-of-use asset and a liability for the obligation to make payments for all leases (except for short-term leases) on their balance sheet. All leases in scope will be classified as either operating or financing. Operating and financing leases will require the recognition of an asset and liability to be measured at the present value of the lease payments. ASU 2016-02 also makes a distinction between operating and financing leases for purposes of reporting expenses on the income statement. This guidance will be effective for the Company in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. The Company will adopt the new standard effective January 1, 2019. The Company is currently assessing the impact of adopting this standard and the effect on the consolidated financial statements will depend on the volume and nature of the Company's lease portfolio and transactions that are impacted by ASU 2016-02 as of the adoption date.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of July 1, 2018, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

Supply Agreements

In November 2016, the Company and Total entered into a four-year, up to 200 megawatt ("MW") supply agreement to support the solarization of Total facilities. The agreement covers the supply of 150 MW of E-Series panels with an option to purchase up to another 50 MW of P-Series panels. In March 2017, the Company received a prepayment totaling $88.5 million. The prepayment is secured by certain of the Company's assets located in the United States and in Mexico.

The Company recognizes revenue for the solar panels consistent with its revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of July 1, 2018, the Company had $14.3 million of "Contract liabilities, current portion" and $54.4 million of "Contract liabilities, net of current portion" on its Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into the Letter Agreement in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations of up to $100.0 million (the "Support Amount") under the Revolver with Credit Agricole, as "administrative agent," and the other lenders party thereto; See "Note 11. Debt and Credit Sources" for additional information on the Revolver with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of the 0.75% debentures due 2018. An aggregate principal amount of $200.0 million of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 were convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provided Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate could adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018. On June 1, 2018, the Company redeemed the 0.75% debentures due 2018 at maturity in full with proceeds from the Term Credit Agreement.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of July 1, 2018, the Company had $0.2 million of "Contract assets" and $5.4 million of "Accounts receivable, net" on its Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

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

Related-Party Transactions with Total and its Affiliates:

The following related party balances and amounts are associated with transactions entered into with Total and its Affiliates:

	As of
(In thousands)	July 1, 2018	December 31, 2017
Accounts receivable	$5,362	$2,366
Contract assets	$215	$154
Contract liabilities, current portion[1]	$14,337	$12,744
Contract liabilities, net of current portion[1]	$54,407	$68,880
1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue:
EPC, O&M, and components revenue	$5,369	$3,051	$18,099	$7,183
Cost of revenue:
EPC, O&M, and components cost of revenue	$5,638	$3,370	$9,188	$4,405
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(50)	$(37)	$(87)	$(104)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,376	$1,580	$2,783	$3,379
Interest expense incurred on the 0.75% debentures due 2018	$172	$375	$547	$750
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,094	$1,094
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	$2,000	$2,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended July 1, 2018 and July 2, 2017 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	Residential		Commercial		Power Plant
Category	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Module and component sales	$107,278	$103,902	$68,846	$38,213	$66,877	$52,330
Solar power systems sales and EPC services	610	790	44,669	43,760	39,094	18,715
Operations and maintenance	1,976	1,711	1,627	1,254	9,217	8,157
Leasing[1]	95,317	49,403	12,730	8,599	856	1,147
Net Revenue	$205,181	$155,806	$127,872	$91,826	$116,044	$80,349
1Leasing revenue is accounted for in accordance with the lease accounting guidance.

	Six Months Ended
(In thousands)	Residential		Commercial		Power Plant
Category	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Module and component sales	$212,848	$190,513	$126,131	$67,156	$119,090	$65,505
Solar power systems sales and EPC services	925	820	101,394	112,750	76,220	85,858
Operations and maintenance	2,495	1,874	2,884	2,002	18,643	16,291
Leasing[1]	158,345	97,293	20,799	15,364	1,211	1,650
Net Revenue	$374,613	$290,500	$251,208	$197,272	$215,164	$169,304
1Leasing revenue is accounted for in accordance with the lease accounting guidance.

The Company recognizes revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract. For EPC revenue and solar power systems sales, the Company commences recognizing revenue when control of the underlying system transfers to the customer and continues recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company's consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended July 1, 2018 and July 2, 2017 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Decrease in revenue from net changes in transaction prices	$(4,639)	$—	$(4,639)	$—
Increase (decrease) in revenue from net changes in input cost estimates	(10,876)	7,381	(9,165)	9,599
Net increase (decrease) in revenue from net changes in estimates	$(15,515)	$7,381	$(13,804)	$9,599

Number of projects	3	2	4	3

Net change in estimate as a percentage of aggregate revenue for associated projects	(17.9)%	2.6%	(4.2)%	2.0%

For the three and six months ended July 1, 2018, revenue decreased $15.5 million and $13.8 million, respectively, from net changes in transaction prices and input cost estimates. The changes were primarily due to product cost forecast changes related to the redesign of certain project materials. For the three and six months ended July 2, 2017, revenue increased $7.4 million and $9.6 million, respectively, from net changes in input cost estimates. The changes in input cost estimates were primarily due to product cost forecast changes as PV installation related to certain project has been completed.

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

During the six months ended July 1, 2018, the increase in contract assets of $35.4 million was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the six months ended July 1, 2018, the decrease in contract liabilities of $35.9 million was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended July 1, 2018, the Company recognized revenue of $53.0 million that was included in contract liabilities as of April 1, 2018. During the six months ended July 1, 2018, the Company recognized revenue of $91.6 million that was included in contract liabilities as of December 31, 2017.

The following table represents the Company's remaining performance obligations as of July 1, 2018 for sales of solar power systems, including projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that the Company is constructing or expects to construct. The Company expects to recognize $172.5 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Joint Base Anacostia Bolling (JBAB)	EPC revenue and solar power systems	Constellation	2018	83.8%
Distribution Generation	EPC revenue and solar power systems	Various	2020	72.1%*
*denotes average percentage of revenue recognized

As of July 1, 2018, the Company entered into contracts with customers for the future sale of modules and components for an aggregate transaction price of $330.9 million, the substantial majority of which the Company expects to recognize as revenue through 2019. As of July 1, 2018, the Company had entered into O&M contracts of utility-scale PV solar power systems. The Company expects to recognize $10.4 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

Note 4. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 1, 2018
Patents and purchased technology	$52,944	$(32,066)	$20,878

As of December 31, 2017
Patents and purchased technology	$52,313	$(26,794)	$25,519

During the three and six months ended July 1, 2018, aggregate amortization expense for intangible assets totaled $2.6 million and $5.3 million, respectively. During the three and six months ended July 2, 2017, aggregate amortization expense for intangible assets totaled $4.4 million and $7.5 million, respectively.

As of July 1, 2018, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2018 (remaining six months)	$5,081
2019	9,247
2020	6,515
Thereafter	35
$20,878

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	July 1, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable, gross[1,2]	$255,068	$242,327
Less: allowance for doubtful accounts[3]	(45,626)	(35,387)
Less: allowance for sales returns	(3,647)	(1,974)
	$205,795	$204,966

1Includes short-term financing receivables associated with solar power systems leased of $22.7 million and $19.1 million as of July 1, 2018 and December 31, 2017, respectively (see "Note 6. Leasing").

2The Company pledged accounts receivable of $1.5 million and $1.7 million as of July 1, 2018 and December 31, 2017, respectively, to third-party investors as security for the Company's contractual obligations.

3Includes allowance for losses of $8.5 million on the short-term financing receivables associated with solar power systems leased, out of which $1.8 million and $2.7 million were recognized during the three and six months ended July 1, 2018, respectively.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Inventories:
Raw materials	$55,353	$59,288
Work-in-process	90,120	111,164
Finished goods	222,934	182,377
	$368,407	$352,829

	As of
(In thousands)	July 1, 2018	December 31, 2017
Prepaid expenses and other current assets:
Deferred project costs[1]	$23,218	$33,534
VAT receivables, current portion	9,441	11,561
Deferred costs for solar power systems to be leased	31,599	25,076
Derivative financial instruments	532	2,612
Other receivables	35,583	49,015
Prepaid taxes	18	426
Other prepaid expenses	20,519	23,434
Other current assets	438	551
	$121,348	$146,209
1As of July 1, 2018 and December 31, 2017, the Company had pledged deferred project costs of $1.0 million, and $2.9 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Project assets - plants and land:
Project assets — plants	$72,386	$90,879
Project assets — land	4,011	12,184
	$76,397	$103,063
Project assets — plants and land, current portion	$76,347	$103,063

As a result of the Company's evaluation of its ability to recover the costs incurred to date for its solar development assets, management determined that $24.7 million of costs should be written off. Such charges were recorded as a component of cost of goods sold for the six months ended July 1, 2018. While the Company considered all reasonably available information, the estimate includes significant risks and uncertainties as the pricing environment in the solar industry is currently volatile with increased uncertainty brought about by the tariffs imposed pursuant to the Section 201 trade case. As more information becomes available, it is reasonably possible that the Company's estimate of fair value may change resulting in the need to further write down the solar development assets, or resulting in the recognition of gains in the future if industry conditions have improved at the time of sale.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Property, plant and equipment, net[2]:
Manufacturing equipment	$92,399	$406,026
Land and buildings	133,808	197,084
Leasehold improvements	118,958	297,522
Solar power systems[1]	470,390	451,678
Computer equipment	102,132	111,183
Furniture and fixtures	10,435	12,621
Construction-in-process	15,345	14,166
	943,467	1,490,280
Less: accumulated depreciation	(186,396)	(342,435)
	$757,071	$1,147,845
1Includes $438.2 million and $419.0 million of solar power systems associated with sale-leaseback transactions under the financing method as of July 1, 2018 and December 31, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 25 years (see "Note 6. Leasing").

2Includes a non-cash impairment charge of $369.2 million recorded during the second quarter of fiscal 2018 associated with upstream asset group, which excludes all solar power systems as these are part of the downstream asset group. Impairment and accumulated depreciation are included in each asset category, representing the new cost basis in accordance with ASC 360.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Property, plant and equipment, net by geography[1]:
United States	$480,289	$488,970
Philippines	109,951	325,601
Malaysia	130,452	233,824
Mexico	23,527	80,560
Europe	12,701	18,767
Other	151	123
	$757,071	$1,147,845
1Property, plant and equipment, net by geography is based on the physical location of the assets.

Impairment of Property, Plant and Equipment

In the second quarter of fiscal 2018, the Company announced its proposed plan to change its corporate structure into upstream and downstream business units, and long-term strategy to upgrade its interdigitated back contact (“IBC”) technology to new generation technology (“NGT”). Accordingly, the Company expects to upgrade the equipment associated with its manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of its manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, the Company determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, the Company determined that its estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

In estimating the fair value of the long-lived assets, the Company made estimates and judgments that it believes reasonable market participants would make, using Level 3 inputs under ASC 820. The impairment evaluation utilized a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital expenditures, remaining useful life of the Company's manufacturing assets, a discount rate, as well as market and cost approach valuations performed by a third-party valuation specialist, all of which require significant judgment by management.

In accordance with such evaluation, the Company recognized a non-cash impairment charge of $369.2 million for the three and six months ended July 1, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the consolidated statement of operations for the three and six months ended July 1, 2018 based on the departments such assets are servicing. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated among the Company’s three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the three and six months ended July 1, 2018.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Other long-term assets:
Equity method investments[1]	$41,921	$450,000
Equity investments without readily determinable fair value	35,832	35,840
Other[2]	62,286	60,858
	$140,039	$546,698

1On June 19, 2018, the Company completed its previously announced Divestiture Transaction. As of July 1, 2018 and December 31, 2017, the Company's investment in the 8point3 Group had a carrying value of zero and $382.7 million, respectively (see "Note 10. Equity Method Investments").

2As of July 1, 2018 and December 31, 2017, the Company had pledged deferred project costs of $6.3 million and $6.4 million, respectively, to third-party investors as security for the Company's contractual obligations.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Accrued liabilities:
Employee compensation and employee benefits	$44,152	$53,225
Deferred revenue[1]	2,182	3,242
Interest payable	14,598	15,396
Short-term warranty reserves	20,959	25,222
Restructuring reserve	9,526	3,886
VAT payables	10,174	8,691
Derivative financial instruments	998	1,452
Legal expenses	27,183	48,503
Taxes payable	17,299	21,307
Liability due to AU Optronics	28,234	21,389
Other	21,100	26,895
	$196,405	$229,208
1 Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Other long-term liabilities:
Deferred revenue[1]	$60,475	$67,001
Long-term warranty reserves	155,826	156,082
Long-term sale-leaseback financing	500,309	479,597
Unrecognized tax benefits	19,997	19,399
Long-term pension liability	4,914	4,465
Derivative financial instruments	102	1,175
Long-term liability due to AU Optronics	38,599	57,611
Other	19,117	18,792
	$799,339	$804,122
1 Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

	As of
(In thousands)	July 1, 2018	December 31, 2017
Accumulated other comprehensive loss:
Cumulative translation adjustment	$(6,955)	$(6,631)
Net unrealized gain (loss) on derivatives	1,501	(541)
Net gain on long-term pension liability adjustment	4,164	4,164
Deferred taxes	(386)	—
	$(1,676)	$(3,008)

Note 6. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017:

	As of
(In thousands)	July 1, 2018	December 31, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$786,121	$749,697
Solar power systems to be leased	20,515	26,830
	806,636	776,527
Less: accumulated depreciation and impairment[3]	(447,541)	(407,309)
	$359,095	$369,218
1Solar power systems leased and to be leased, net are physically located exclusively in the United States.

2As of July 1, 2018 and December 31, 2017, the Company had pledged solar assets with an aggregate book value of $109.1 million and $112.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

3 For the six months ended July 1, 2018, the Company recognized a non-cash impairment charge of $51.2 million on solar power systems leased and to be leased.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of July 1, 2018:

(In thousands)	Fiscal 2018 (remaining six months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$18,990	36,266	36,343	36,421	36,502	488,398	$652,920
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of July 1, 2018 and December 31, 2017, the Company's net investment in sales-type leases presented in "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Consolidated Balance Sheets was as follows:

	As of
(In thousands)	July 1, 2018	December 31, 2017
Financing receivables[1]:
Minimum lease payments receivable[2]	$814,189	$690,249
Unguaranteed residual value	86,619	73,344
Unearned income	(137,597)	(115,854)
Allowance for estimated losses	(361,447)	(297,972)
Net financing receivables	$401,764	$349,767
Current	$22,688	$19,095
Long-term	$379,076	$330,672
1As of July 1, 2018 and December 31, 2017, the Company had pledged financing receivables of $111.8 million and $113.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

2Net of allowance for doubtful accounts amounting to $7.8 million and $6.1 million, as of July 1, 2018 and December 31, 2017, respectively.

As of July 1, 2018, future maturities of net financing receivables for sales-type leases are as follows:

(In thousands)	Fiscal 2018 (remaining six months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$22,497	42,634	42,984	43,341	43,705	619,028	$814,189
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

In conjunction with its efforts to generate more available liquid funds and simplify its balance sheets, the Company made the decision to sell or refinance its interest in the residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with its related marketing efforts in the fourth quarter of fiscal 2017. The Company continues to negotiate deal terms and structures with a potential purchaser. As a result of these events, in the fourth quarter of fiscal 2017, the Company determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of its residential lease portfolio. The Company first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on its own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the Company’s interest in the residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, the Company considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

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

During the first half of fiscal 2018, the Company updated the impairment test discussed above to include new leases that were placed in service since the last test was performed. In accordance with such evaluation, the Company recognized an additional non-cash impairment charge of $68.3 million and $117.4 million as "Impairment of residential lease assets" on the consolidated statement of operations for the three and six months ended July 1, 2018, respectively. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, the Company allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $13.8 million and $13.9 million for the three and six months ended July 1, 2018, respectively. As a result, the net impairment charges attributable to SunPower stockholders totaled $54.5 million and $103.5 million for the three and six months July 1, 2018, respectively, and were recorded within the Residential Segment.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases for which the deferred profit on the sale of these systems is recognized over the term of the lease. As of July 1, 2018, future minimum lease obligations associated with these systems were $69.9 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will also be recognized over the lease terms of up to 25 years and are contingent upon the amounts of energy produced by the solar power systems.

Certain sale-leaseback arrangements of solar power systems involve integral equipment, as defined under the accounting guidance for such transactions, as the Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see "Note 5. Balance Sheet Components"). As of July 1, 2018, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $425.3 million, which will be recognized over the lease terms of up to 30 years. During the three and six months ended July 1, 2018 the Company had net financing proceeds of $7.7 million and $16.8 million, respectively, in connection with these sale-leaseback arrangements. During the three and six months ended July 2, 2017, the Company had net financing proceeds of $3.9 million and $42.1 million, respectively, in connection with these sale-leaseback arrangements. As of July 1, 2018 and December 31, 2017, the carrying amount of the sale-leaseback financing liabilities presented in "Other long-term liabilities" on the Company's Consolidated Balance Sheets was $500.3 million and $479.6 million, respectively (see "Note 5. Balance Sheet Components").

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of July 1, 2018 or December 31, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of July 1, 2018 and December 31, 2017:

	July 1, 2018		December 31, 2017
(In thousands)	Total	Level 2	Total	Level 2
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	532	532	2,579	2,579
Other long-term assets:
Derivative financial instruments (Note 12)	1,680	1,680	—	—
Total assets	$2,212	$2,212	$2,579	$2,579
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$998	$998	$1,452	$1,452
Other long-term liabilities:
Derivative financial instruments (Note 12)	102	102	1,174	1,174
Total liabilities	$1,100	$1,100	$2,626	$2,626

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of July 1, 2018, there were no such items recorded at fair value, with the exception of the Company's property, plant and equipment (see "Note 5. Balance Sheet Components") and residential lease assets (see "Note 6. Leasing"). As of July 2, 2017, the Company did not have any other significant assets or liabilities that were measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. As of July 1, 2018 and December 31, 2017, these bonds had a carrying value of $5.8 million and $6.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company's carrying value in the 8point3 Group materially increased upon adoption which required the Company to amend its historical evaluations of the potential for other-than-temporary impairment on its investment in the 8point3 Group. In accordance with such updated evaluations, the Company recognized other-than-temporary losses on the 8point3 investment balance during the first and fourth quarters of fiscal 2017 using a combination of Level 1 and Level 3 measurements. In June 2018, the Company completed the Divestiture Transaction (see "Note 10. Equity Method Investments").

As of July 1, 2018 and December 31, 2017, the Company had $41.9 million and $450.0 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Method Investments"). As of both July 1, 2018 and December 31, 2017, the Company had $35.8 million in investments accounted for under the measurement alternative method.

Note 8. RESTRUCTURING

February 2018 Restructuring Plan

On February 21, 2018, the Company adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of tariffs imposed on photovoltaic cells and modules pursuant to Section 201 of the Trade Act of 1974 and broader initiatives to control costs and improve cash flow. In connection with the plan, which is expected to be completed by mid-2019, the Company expects between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of the Company’s global workforce, with a portion of those employees exiting the Company as part of a voluntary departure program. The changes to the Company’s workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company expects to incur restructuring charges totaling approximately $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). A substantial portion of such charges are expected to be incurred in fiscal 2018, and the Company expects between $17 million and $25 million of the charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates.

December 2016 Restructuring Plan

On December 2, 2016, the Company adopted a restructuring plan to reduce costs and focus on improving cash flow. As part of the plan, the Board of Directors approved the closure of the Company’s Philippine-based Fab 2 manufacturing facility. The restructuring activities were substantially complete as of July 1, 2018, and the remaining costs to be incurred are not expected to be material.

August 2016 Restructuring Plan

On August 9, 2016, the Company adopted a restructuring plan in response to expected near-term challenges primarily relating to the Company’s Power Plant Segment. In connection with the realignment, the Company expects to incur restructuring charges totaling approximately $35 million to $45 million, consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. The Company expects more than 50% of total charges to be cash. The realignment is expected to be substantially complete by the third quarter of fiscal 2018, the Company does not expect a significant number of employees to be affected by remaining actions.

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

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	Cumulative To Date
February 2018 Plan:
Severance and benefits	$10,493	$—	$10,493
Other costs[1]	340	—	340
	$10,833	$—	$10,833
December 2016 Plan:
Non-cash impairment charges	$—	$(741)	$148,938
Severance and benefits	(715)	2,707	20,829
Lease and related termination costs	6	557	713
Other costs[1]	2,890	12,569	24,533
	$2,181	$15,092	$195,013
August 2016 Plan:
Non-cash impairment charges	$—	$—	$17,926
Severance and benefits	1,552	(984)	16,901
Lease and related termination costs	—	2	559
Other costs[1]	118	637	1,471
	$1,670	$(345)	$36,857

Legacy Restructuring Plans	$(3)	$13	$143,653
Total restructuring charges	$14,681	$14,760	$386,356
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the six months ended July 1, 2018:

	Six Months Ended
(In thousands)	December 31, 2017	Charges (Benefits)	(Payments) Recoveries	July 1, 2018
February 2018 Plan:
Severance and benefits	$—	$10,493	$(3,919)	$6,574
Other costs[1]	—	340	(14)	326
	$—	$10,833	$(3,933)	$6,900
December 2016 Plan:
Severance and benefits	$1,862	$(715)	$(492)	$655
Lease and related termination costs	—	6	(6)	—
Other costs[1]	54	2,890	(1,334)	1,610
	$1,916	$2,181	$(1,832)	$2,265
August 2016 Plan:
Severance and benefits	$1,735	$1,552	$(1,575)	$1,712
Other costs[1]	39	118	(88)	69
	$1,774	$1,670	$(1,663)	$1,781

Legacy Restructuring Plans	$196	$(3)	$(3)	$190
Total restructuring liability	$3,886	$14,681	$(7,431)	$11,136
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of July 1, 2018, future minimum lease payments for facilities under operating leases were $38.7 million, to be paid over the remaining contractual terms of up to 9 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of July 1, 2018, future minimum lease payments for assets under capital leases were $3.3 million, to be paid over the remaining contractual terms of up to 5 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 1, 2018 are as follows:

(In thousands)	Fiscal 2018 (remaining six months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total[1]
Future purchase obligations	$326,273	226,366	336,490	1,000	1,000	1,000	$892,129

1Total future purchase obligations were composed of $181.2 million related to non-cancellable purchase orders and $710.9 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of July 1, 2018 and December 31, 2017, advances to suppliers totaled $200.9 million and $216.0 million, respectively, of which $83.8 million and $30.7 million, respectively, is classified as short-term in the Company's Consolidated Balance Sheets. One supplier accounted for 99% of total advances to suppliers as of both July 1, 2018 and December 31, 2017.

Advances from Customers

The estimated utilization of advances from customers included in "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on the Company's Consolidated Balance Sheets as of July 1, 2018 is as follows:

(In thousands)	Fiscal 2018 (remaining six months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Estimated utilization of advances from customers	$38,422	17,882	32,096	11,691	—	—	$100,091

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, the Company received a prepayment totaling $88.5 million. As of July 1, 2018, the advance payment from Total was $68.7 million, of which $14.3 million was classified as short-term in the Company's Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Balance at the beginning of the period	$179,169	$168,113	$181,303	$161,209
Accruals for warranties issued during the period	3,662	5,776	7,500	15,436
Settlements and adjustments during the period	(6,046)	(1,423)	(12,018)	(4,179)
Balance at the end of the period	$176,785	$172,466	$176,785	$172,466

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

Contingent Obligations

Project agreements entered into with the Company's Commercial and Power Plant customers often require the Company to undertake obligations including: (i) system output performance warranties and (ii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved. Historically, the Company's systems have performed significantly above the performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system. As of July 1, 2018 and December 31, 2017, the Company had $3.3 million and $6.4 million, respectively, classified as "Accrued liabilities," and $4.8 million and $3.1 million, respectively, classified as "Other long-term liabilities" in the consolidated balance sheets for such obligations.

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 10. Equity Method Investments"). As of July 1, 2018, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year
2018 (remaining six months)	$11,397
2019	300
2020	2,900
$14,597

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $20.0 million and $19.4 million as of July 1, 2018 and December 31, 2017, respectively. These amounts are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and Treasury Cash Grant programs. The Company applies for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors.  Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS.  At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. For sales contracts that have such indemnification provisions, the Company recognizes a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. The Company recognizes such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies," and reduce the revenue recognized in the related transaction. The Company initially estimates the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, the Company derecognizes such amount typically upon expiration or settlement of the arrangement. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of July 1, 2018, and December 31, 2017, the Company's provision was $4.2 million and $12.8 million, respectively, for tax related indemnifications. On June 19, 2018, the Company completed the Divestiture Transaction resulting in the sale of its equity interest in the 8point3 Group. In connection with the transaction, the Company released approximately $8.3 million of tax related indemnifications previously recorded as a result of the ASC 606 adoption effective January 1, 2018.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Consolidated Balance Sheets. As of July 1, 2018 and December 31, 2017, the underfunded status of the Company’s pension plans presented in "Other long-term liabilities" on the Company’s Consolidated Balance Sheets was $4.9 million and $4.5 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded in "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s benefit plans was zero for the three and six months ended July 1, 2018 and July 2, 2017.

Legal Matters

Class Action and Derivative Suits

On August 16, 2016, a class action lawsuit was filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). On December 9,

2016, the court appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On April 18, 2018, the court dismissed the complaint for failure to state a claim, with leave to amend. On May 8, 2018, a second amended complaint was filed. A motion to dismiss is pending.

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

Note 10. EQUITY METHOD INVESTMENTS

As of July 1, 2018 and December 31, 2017, the carrying value of the Company's equity method investments totaled $41.9 million and $450.0 million, respectively, and is classified as "Other long-term assets" in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings of unconsolidated investees" in its Consolidated Statements of Operations.

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

The Company has concluded that it was not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries because, although the Sponsors are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination, the Company considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contributed to the activities that most significantly impacted the 8point3 Group's economic performance. The Company accounted for its investment in the 8point3 Group using the equity method because the Company determined that, notwithstanding the division of management and ownership interests between the Sponsors, the Company exercised significant influence over the operations of the 8point3 Group.

During the three and six months ended July 1, 2018, the Company received $8.1 million and $16.2 million, respectively, in dividend distributions from the 8point3 Group. During the three and six months ended July 2, 2017, the Company received $7.4 million and $14.6 million, respectively, in dividend distributions from the 8point3 Group.

Under previous guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. Upon adoption of ASC 606 on January 1, 2018, the Company deconsolidated the residential lease portfolio and as a result, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group had an aggregate carrying value of zero as presented on the Company's Consolidated Balance Sheets as of both July 1, 2018 and December 31, 2017.

On June 19, 2018, the Company completed the previously announced Divestiture Transaction. As a result of this transaction, the Company received, after the payment of fees, expenses and other amounts, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group. In connection with the sale, the Company recognized a $34.4 million gain in "Other, net" for the three and six months ended July 1, 2018, respectively. As of July 1, 2018 and December 31, 2017, the Company's investment in the 8point3 Group had a carrying value of zero and $382.7 million, respectively.

Equity Investments in Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd.

In March 2016, the Company entered into an agreement with Dongfang Electric Corporation and Tianjin Zhonghuan Semiconductor Co., Ltd. to form Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., a jointly owned cell manufacturing facility to manufacture the Company's P-Series modules in China. The joint venture is based in Yixing City in Jiangsu Province, China. In March 2016, the Company made an initial $9.2 million investment for a 15% equity ownership interest in the joint venture, which was accounted for under the cost method. In February 2017, the Company invested an additional $9.0 million which included an investment of $7.7 million and reinvested dividends of $1.3 million, bringing the Company's equity ownership to 20% of the joint venture. In February and April 2018, the Company invested an additional $6.3 million and $7.0 million (net of $0.7 million of dividends reinvested), respectively, maintaining the Company's equity ownership at 20% of the joint venture. The Company has concluded that it is not the primary beneficiary of the joint venture because, although the

Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company accounts for its investment in the joint venture using the equity method because the Company is able to exercise significant influence over the joint venture due to its board position.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in project entities, which may be accounted for as either cost or equity method investments depending on whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms. First, the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements. Second, the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. For sales of solar power systems where the Company maintains an equity interest in the project sold to the customer, the Company recognizes all of the consideration received, including the fair value of the noncontrolling interest it obtained, as revenue and defers any profits associated with the Company's retained equity stake through "Equity in earnings (loss) of unconsolidated investees." During the first half of fiscal 2018, the Company sold its remaining noncontrolling interests in the Boulder Solar I project, which was accounted for as equity method investment, resulting in a gain of $15.6 million in "Other income (expense), net" of the Consolidated Statements of Operations. As of July 1, 2018 and December 31, 2017, the Company’s investments in such projects had a carrying value of $7.1 million and $45.6 million, of which zero and $38.5 million were accounted for under the equity method with the remainder accounted for under the measurement alternative method and the cost method, respectively.

Related-Party Transactions with Investees:

	As of
(In thousands)	July 1, 2018	December 31, 2017
Accounts receivable	$—	$1,275
Accounts payable	16,536	3,764
Accrued liabilities	9,831	4,161
Contract liabilities	—	175

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Payments made to investees for products/services	$12,712	$—	$21,131	$—
Revenues and fees received from investees for products/services[1]	1,542	8,439	3,299	25,208
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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Consolidated Balance Sheets:

	July 1, 2018				December 31, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$419,337	$419,337	$425,000	$—	$418,715	$418,715
0.875% debentures due 2021	400,000	—	398,069	398,069	400,000	—	397,739	397,739
0.75% debentures due 2018	—	—	—	—	300,000	299,685	—	299,685
CEDA loan	30,000	—	28,711	28,711	30,000	—	28,538	28,538
Non-recourse financing and other debt[1]	503,224	57,424	432,483	489,907	466,766	57,131	399,134	456,265
	$1,358,224	$57,424	$1,278,600	$1,336,024	$1,621,766	$356,816	$1,244,126	$1,600,942
1Other debt excludes payments related to capital leases, which are disclosed in "Note 9. Commitments and Contingencies."

As of July 1, 2018, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2018 (remaining six months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Aggregate future maturities of outstanding debt	$54,843	10,613	15,788	415,694	83,695	777,591	$1,358,224

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	July 1, 2018			December 31, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$419,337	$425,000	$362,359	$418,715	$425,000	$368,399
0.875% debentures due 2021	398,068	400,000	319,500	397,739	400,000	315,132
0.75% debentures due 2018	—	—	—	299,685	300,000	299,313
	$817,405	$825,000	$681,859	$1,116,139	$1,125,000	$982,844
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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% debentures due 2018. Interest is payable semi-annually, beginning on December 1, 2013. Holders were able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $24.95 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.75% debentures due 2018 matured on June 1, 2018. The 0.75% debentures due 2018 were redeemed at maturity on June 1, 2018 with proceeds from the Term Credit Agreement. On June 19, 2018, the Company completed the Divestiture Transaction, the proceeds of which were used to repay the loan under the Term Credit Agreement.

Other Debt and Credit Sources

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on the Company. As of July 1, 2018, the fair value of the Bonds was $33.0 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On June 23, 2017, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Revolver”) with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Revolver was entered into in connection with the Letter Agreement, to facilitate the issuance by Total S.A. of one or more guaranties of the Company’s payment obligations of up to $100.0 million under the Revolver. The maturity date of the Letter Agreement and the Revolver is August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized support amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. Available borrowings under the Revolver are $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total under the Letter Agreement. Amounts borrowed may be repaid and reborrowed until the maturity date.

The Company is required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

As of both July 1, 2018 and December 31, 2017, the Company had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. In March 2018, the Company entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, the Company has advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at the Company's request, after the scheduled termination date set forth in the letter agreement. As of July 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $28.2 million and $30.1 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $165.6 million and $173.7 million, respectively.

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

As of July 1, 2018 and December 31, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.6 million and $7.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs")

On May 4, 2016, the Company entered into a revolving credit facility (as amended, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company could borrow up to $200 million.  The Construction Revolver also included a $100 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that the Company could borrow to up to $50 million. On June 28, 2018, all outstanding loans under the Construction Revolver were repaid and the facility was terminated. As of July 1, 2018 and December 31, 2017, the aggregate carrying value of the Construction Revolver totaled zero and $3.2 million, respectively. As of July 1, 2018, the Company also had $75.0 million in additional borrowing capacity under other limited recourse construction financing facilities.

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

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	July 1, 2018	December 31, 2017	Balance Sheet Classification
Residential Lease Program
Bridge loans	$16,627	$17,068	Short-term debt and Long-term debt
Long-term loans	414,792	356,622	Short-term debt and Long-term debt
Tax equity partnership flip facilities	110,125	119,415	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects
Boulder I credit facility	—	28,168	Short-term debt and Long-term debt
Construction Revolver	5,499	3,240	Short-term debt and Long-term debt
Arizona loan	7,054	7,161	Short-term debt and Long-term debt
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

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and six months ended July 1, 2018, the Company had net repayments of $0.3 million and $0.5 million, respectively, in connection with these loans. During the three and six months ended July 2, 2017, the Company had net proceeds of $3.5 million and $5.6 million, respectively, in connection with these loans. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $16.6 million and $17.1 million, respectively.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 4 and 18 years, and may be prepaid without significant penalty at the Company’s option any time for some loans or beginning four years after the original issuance for others. During the three and six months ended July 1, 2018, the Company had net proceeds of $28.6 million and $57.7 million, respectively, in connection with these loans. During the three and six months ended July 2, 2017, the Company had net proceeds of $4.8 million and $22.0 million, respectively, in connection with these loans. As of July 1, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $414.8 million and $356.6 million, respectively.

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip." The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on the Company's Consolidated Balance Sheets. During the three and six months ended July 1, 2018, the Company had net contributions of $29.4 million and $60.7 million, respectively, under these facilities and attributed losses of $36.7 million and $68.3 million, respectively, to the noncontrolling interests corresponding principally to certain assets, including tax credits, which were allocated to the noncontrolling interests during the periods. During the three and six months ended July 2, 2017, the Company had net contributions of $42.9 million and $88.2 million, respectively, under these facilities and attributed losses of $19.0 million and $36.3 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable noncontrolling interests in subsidiaries” and “Noncontrolling interests in subsidiaries” on the Company’s Consolidated Balance Sheets, was $110.1 million and $119.4 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February of 2018, the Company sold its equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on the Company's Consolidated Balance Sheets, was $7.1 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in Europe, the Middle East, and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Note 6. Leasing" for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 1, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	—	61
		$—	$61
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	532	2,518
Interest rate contracts	Other long-term assets	1,680	—
		$2,212	$2,518

Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	102	715
		$102	$715

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	998	1,452
Interest rate contracts	Other long-term liabilities	—	459
		$998	$1,911

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

As of July 1, 2018, the Company had no designated outstanding cash flow hedge forward contracts. As of December 31, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $2.1 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of a month or less and consist of foreign currency forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of July 1, 2018, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $43.9 million. The maturity dates of these contracts are in July 2018. As of December 31, 2017, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $8.2 million. The maturity dates of these contracts ranged from January 2, 2018 to January 30, 2018.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of July 1, 2018 and December 31, 2017, the Company had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $7.1 million and $58.1 million, respectively, and interest rate swap agreements not designated as cash flow hedges with aggregate notional values of $45.6 million and $21.1 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of July 1, 2018, the Company did not have any significant adjustments to its provisional amounts. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

     For the three months ended July 1, 2018, the Company's income tax provision of $3.1 million on a loss before income taxes and equity in earnings of unconsolidated investees of $467.3 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. The Company's income tax provision of $2.4 million in the three months ended July 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $114.1 million was also primarily due to projected tax expense in profitable jurisdictions.

For the six months ended July 1, 2018, the Company's income tax provision of $5.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $610.2 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. The Company's income tax provision of $4.4 million in the six months ended July 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $351.4 million was also primarily due to projected tax expense in profitable jurisdictions.

For the three and six months ended July 1, 2018, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(447,117)	$(90,515)	$(563,091)	$(310,241)
Denominator
Basic weighted-average common shares	$140,926	139,448	140,569	139,175

Basic net loss per share	$(3.17)	$(0.65)	$(4.01)	$(2.23)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(447,117)	$(90,515)	$(563,091)	$(310,241)
Denominator
Dilutive weighted-average common shares	$140,926	$139,448	140,569	139,175

Diluted net loss per share	$(3.17)	$(0.65)	$(4.01)	$(2.23)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018[1]	July 2, 2017[1]	July 1, 2018[1]	July 2, 2017[1]
Stock options	—	106	—	106
Restricted stock units	3,616	3,585	5,549	3,585
Upfront Warrants (held by Total)	9,532	9,532	9,532	9,532
4.00% debentures due 2023	13,922	13,922	13,922	13,922
0.75% debentures due 2018	8,061	12,026	10,033	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203
1As a result of the net loss per share for the three and six months ended July 1, 2018 and July 2, 2017, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Cost of Residential revenue	$471	$314	$666	$524
Cost of Commercial revenue	570	293	953	542
Cost of Power Plant revenue	586	445	1,064	1,170
Research and development	1,054	1,036	4,000	2,564
Sales, general and administrative	3,963	6,518	8,719	11,181
Total stock-based compensation expense	$6,644	$8,606	$15,402	$15,981

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restricted stock units	$6,025	$9,675	$15,234	$16,911
Change in stock-based compensation capitalized in inventory	619	(1,069)	168	(930)
Total stock-based compensation expense	$6,644	$8,606	$15,402	$15,981

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

Adjustments Made for Segment Purposes

8point3 Energy Partners

The Company includes adjustments related to the sales of projects contributed to 8point3 Energy Partners based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion is deferred in proportion to the Company’s retained equity interest in 8point3 Energy Partners. Prior to the adoption of ASC 606, these sales are recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company recorded a material amount of deferred profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, the Company's carrying value in the 8point3 Group materially increased upon adoption which required the Company to evaluate its investment in 8point3 Energy Partners for other-than-temporary impairment ("OTTI"). In accordance with such evaluation, the Company recognized an OTTI charge on the 8point3 investment balance in fiscal 2017. On June 19, 2018, the Company sold its equity interest in 8point3.

Utility and power plant projects

The Company includes adjustments related to the revenue recognition of certain utility and power plant projects based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations and, when relevant, the allocation of revenue and margin to the Company’s project development efforts at the time of initial project sale. Prior to the adoption of ASC 606, such projects are accounted for under real estate accounting guidance, under which no separate allocation to the Company’s project development efforts occurs and the amount of revenue and margin that is recognized may be limited in circumstances where the Company has certain forms of continuing involvement in the project. Under ASC 606, such projects are accounted for when the customer obtains control of the promised goods or services which generally results in earlier recognition of revenue and profit than previous U.S. GAAP. Over the life of each project, cumulative revenue and gross profit will eventually be equivalent under both ASC 606 and segment treatments once these projects are completed.

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

Impairment of property, plant and equipment

In the second quarter of fiscal 2018, the Company announced its proposed plan to change its corporate structure into upstream and downstream business units, and its long-term strategy to upgrade its existing IBC technology to NGT. Accordingly, the Company expects to upgrade the equipment associated with its manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of its manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, the Company determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets groups. Based on the test performed, the Company determined that its estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In accordance with such evaluation, the Company recognized a non-cash impairment charge on its property, plant and equipment. Such asset impairment is excluded from the Company’s segment results as it is non-cash in nature and not reflective of ongoing segment results.

Impairment of residential lease assets

In the fourth quarter of fiscal 2017, the Company made the decision to sell or refinance its interest in its residential lease portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of the residential lease portfolio. In accordance with such evaluation, the Company recognized a non-cash impairment charge on its solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of the Company's solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. Such asset impairment and its corresponding depreciation savings are excluded from the Company’s segment results as they are non-cash in nature and not reflective of ongoing segment results.

Cost of above-market polysilicon

As described in "Note 9. Commitments and Contingencies," the Company has entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

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

Depreciation of idle equipment

In the fourth quarter of 2017, the Company changed the deployment plan for its next generation of solar cell technology, and revised its depreciation estimates to reflect the use of certain assets over its shortened useful life. Such asset depreciation is excluded from the Company's non-GAAP financial measures as it is non-cash in nature and not reflective of ongoing operating results.

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

IPO-related costs

The Company incurred legal, accounting, advisory, valuation, and other costs related to the IPO of 8point3 Energy Partners. The Company excludes these costs from its segment results.

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

	Three Months Ended July 1, 2018
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$205,181	$133,336	$108,637	$44,791	21.8%	$8,063	6.0%	$(640)	(0.6)%
8point3 Energy Partners	—	2,149	6,188	—		2,149		6,188
Utility and power plant projects	—	82	1,219	—		319		250
Sale-leaseback transactions	—	(7,695)	—	—		398		(39)
Impairment of property, plant and equipment	—	—	—	(92,543)		(103,759)		(158,804)
Impairment of residential lease assets	—	—	—	4,151		—		—
Cost of above-market polysilicon	—	—	—	(4,276)		(7,043)		(5,350)
Stock-based compensation	—	—	—	(471)		(570)		(586)
Amortization of intangible assets	—	—	—	(922)		(698)		(823)
GAAP	$205,181	$127,872	$116,044	$(49,270)	(24.0)%	$(101,141)	(79.1)%	$(159,804)	(137.7)%

	Three Months Ended July 2, 2017
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$155,806	$105,829	$79,850	$31,578	20.3%	$7,535	7.1%	$2,555	3.2%
8point3 Energy Partners	—	(9,748)	1,622	2		(255)		1,084
Utility and power plant projects	—	(328)	(1,123)	—		(328)		(2,819)
Sale-leaseback transactions	—	(3,927)	—	—		2,225		45
Cost of above-market polysilicon	—	—	—	(4,731)		(5,000)		(12,095)
Stock-based compensation	—	—	—	(314)		(293)		(445)
Amortization of intangible assets	—	—	—	(870)		(672)		(1,025)
Non-cash interest expense	—	—	—	(2)		(2)		(6)
GAAP	$155,806	$91,826	$80,349	$25,663	16.5%	$3,210	3.5%	$(12,706)	(15.8)%

	Six Months Ended July 1, 2018
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$374,613	$265,132	$206,357	$76,248	20.4%	$16,397	6.2%	$(14,373)	(7.0)%
8point3 Energy Partners	—	2,149	6,188	—		2,149		6,188
Utility and power plant projects	—	725	2,619	—		769		68
Sale-leaseback transactions	—	(16,798)	—	—		3,318		80
Impairment of property, plant and equipment	—	—	—	(92,543)		(103,759)		(158,804)
Impairment of residential lease assets	—	—	—	8,004		—		—
Cost of above-market polysilicon	—	—	—	(10,078)		(12,100)		(13,191)
Stock-based compensation	—	—	—	(666)		(953)		(1,065)
Amortization of intangible assets	—	—	—	(1,969)		(1,433)		(1,533)
Depreciation of idle equipment	—	—	—	(224)		(216)		(281)
GAAP	$374,613	$251,208	$215,164	$(21,228)	(5.7)%	$(95,828)	(38.1)%	$(182,911)	(85.0)%

	Six Months Ended July 2, 2017
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$290,500	$239,800	$240,672	$52,128	17.9%	$12,417	5.2%	$4,986	2.1%
8point3 Energy Partners	—	(15,232)	1,588	5		264		238
Utility and power plant projects	—	(328)	(42,519)	—		(328)		(45,510)
Sale-leaseback transactions	—	(26,968)	(30,437)	—		4,890		524
Cost of above-market polysilicon	—	—	—	(9,082)		(12,132)		(30,427)
Stock-based compensation	—	—	—	(524)		(542)		(1,170)
Amortization of intangible assets	—	—	—	(2,084)		(1,508)		(1,542)
Non-cash interest expense	—	—	—	(6)		(5)		(9)
GAAP	$290,500	$197,272	$169,304	$40,437	13.9%	$3,056	1.5%	$(72,910)	(43.1)%

	Three Months Ended		Six Months Ended
(In thousands):	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Adjusted EBITDA as reviewed by CODM
Distributed Generation
Residential	$63,527	$44,874	$125,425	$86,812
Commercial	$2,664	$3,004	11,809	7,293
Power Plant	$2,214	$4,006	9,100	4,072
Total Segment Adjusted EBITDA as reviewed by CODM	$68,405	$51,884	$146,334	$98,177
Reconciliation to Consolidated Statements of Operations
8point3 Energy Partners	8,308	1,691	8,485	(76,007)
Utility and power plant projects	569	(3,147)	837	(45,838)
Sale-leaseback transactions	(4,187)	38	(5,560)	1,747
Impairment of property, plant and equipment	(369,168)	—	(369,168)	—
Impairment of residential lease assets[1]	(50,360)	—	(95,499)	—
Cost of above-market polysilicon	(16,669)	(21,826)	(35,369)	(51,641)
Stock-based compensation	(6,643)	(8,606)	(15,401)	(15,981)
Amortization of intangible assets	(2,443)	(4,227)	(4,935)	(7,253)
Depreciation of idle equipment	—	—	(721)	—
Non-cash interest expense	(23)	(35)	(45)	(70)
Restructuring expense	(3,504)	(4,969)	(14,681)	(14,759)
IPO-related costs	—	196	—	82
Equity in earnings of unconsolidated investees	13,415	(6,837)	15,559	(9,325)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(36,726)	(19,062)	(68,349)	(36,223)
Cash interest expense, net of interest income	(21,509)	(19,886)	(41,674)	(38,415)
Depreciation	(36,983)	(40,917)	(74,559)	(79,849)
Corporate and unallocated items	(9,829)	(38,358)	(55,426)	(76,050)
Loss before taxes and equity in earnings of unconsolidated investees	$(467,347)	$(114,061)	$(610,172)	$(351,405)

1 For the three and six months ended July 1, 2018, the Company recorded in aggregate an impairment of residential leased assets of $68.3 million and $117.4 million, respectively. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, the Company allocated an insignificant portion of the impairment charge to the noncontrolling interest using the HLBV method. The net impairment charges attributable to the Company totaled $54.5 million and $103.5 million for the three and six months ended July 1, 2018, respectively. In the three and six months of fiscal 2018, the Company also recorded $4.1 million and $8.0 million of depreciation savings, respectively, as a result of the impairment charge recognized in the prior period.

		Three Months Ended		Six Months Ended
(As a percentage of total revenue):		July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Significant Customers:	Business Segment
AEP Renewables, LLC	Power Plant	*	*	*	15%

	Three Months Ended		Six Months Ended
(As a percentage of total revenue):	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue by geography:
United States	68%	71%	68%	77%
Japan	3%	10%	4%	9%
Rest of World	29%	19%	28%	14%
	100%	100%	100%	100%

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our other filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Segments Overview

We operate in three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. Our Chief Executive Officer, as the chief operating decision maker, reviews our business and manages resource allocations and measures performance of our activities among these three end-customer segments. The Residential and Commercial Segments combined are referred to as Distributed Generation. In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units. We will continue to work on finalizing this plan during the remainder of fiscal 2018. For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more segment information, see "Item 1. Financial Statements—Note 16. Segment Information" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The second quarter of fiscal 2018 ended on July 1, 2018, while the second quarter of fiscal 2017 ended on July 2, 2017. The second quarters of fiscal 2018 and 2017 were both 13-week quarters. The first halves of fiscal 2018 and 2017 were both 26-week periods.

Outlook

Demand

In fiscal 2017 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included charges totaling $7.3 million that were recorded in fiscal 2018 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2018, we continue to focus on projects that we expect will be profitable in each of our three business segments; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in fiscal 2018. For more information, please refer to the section titled "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the face of these near-term challenges, we remain focused on each of our three business segments as well as on continued investment in our next-generation technology ("NGT"). We plan to continue to expand the footprint of our Equinox and Helix complete solutions in our Residential and Commercial businesses. Outside of these core markets, we will continue to focus our Power Plant business on the sale of our new Oasis complete solution, incorporating P-Series panel technology, to developers and EPC companies in global markets. We have used and expect to continue to use additional financing structures and sources of demand in order to maximize economic returns.

In late fiscal 2017, the International Trade Commission made a determination of injury in connection with a Section 201 petition filed by Suniva, Inc., and later joined by SolarWorld Americas Inc., regarding foreign-manufactured photovoltaic ("PV") cells and modules and recommended certain remedies be imposed. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. In the near term, the uncertainty surrounding the interpretations of the ruling, including the applicability of the quotas and potential product and country exclusions, may cause market volatility, price fluctuations, supply shortages, and project delays. As more information becomes available, the implications of the remedies imposed as a result of the Section 201 trade case could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. For more information see "Part II. Item 1A. Risk Factors—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows" in this Quarterly Report on Form 10-Q.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. The current administration and Congress passed comprehensive reform of the Code, which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, including our investment in a data-driven Energy Services Management Platform from Tendril Networks, Inc., enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

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

Property, Plant and Equipment

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our interdigitated back contact (“IBC”) technology to our Next Generation Technology ("NGT"). Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, we determined that our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

In estimating the fair value of the long-lived assets, we made estimates and judgments that we believe reasonable market participants would make, using Level 3 inputs under ASC 820. The impairment evaluation utilized a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital expenditures, remaining useful life of our manufacturing assets, a discount rate, as well as market and cost approach valuations performed by a third-party valuation specialist, all of which require significant judgment by management.

In accordance with such evaluation, we recognized a non-cash impairment charge of $369.2 million for the three and six months ended July 1, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those asses, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the consolidated statement of operations for the three and six months ended July 1, 2018. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated among our three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the three and six months ended July 1, 2018.

Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision, as previously announced, to sell or refinance our interest in our residential lease asset portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. We continue to negotiate deal terms and structures with a potential purchaser. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio. We first performed a recoverability test by estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance our interest in our residential lease portfolio or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the portfolio and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the portfolio and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test.

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

During the first half of fiscal 2018, we continued the process of negotiating deal terms and transaction structures with potential financiers of the residential lease portfolio. On this basis, we updated the impairment test discussed above to include new leases that were placed in service since the last test was performed. In accordance with such evaluation, we recognized an additional non-cash impairment charge of $68.3 million and $117.4 million as "Impairment of residential lease assets" on the consolidated statement of operations for the three and six months ended July 1, 2018, respectively. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV")

method. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $13.8 million and $13.9 million for the three and six months ended July 1, 2018, respectively. As a result, the net impairment charges attributable to SunPower stockholders totaled $55.6 million and $103.5 million for the three and six months ended July 1, 2018, respectively, and were recorded within the Residential Segment.

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

Divestment of Microinverter Assets

On June 12, 2018, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Enphase Energy, Inc. ("Enphase"), pursuant to which we will sell and Enphase will purchase certain assets and intellectual property related to the production of microinverters. Subject to the terms and conditions of the Purchase Agreement, Enphase will acquire intellectual property, technology and other related assets, for the following consideration: (i) $15.0 million payable in cash at the closing under the Purchase Agreement (the “Closing”); (ii) 7.5 million shares of Enphase common stock issuable to us at the Closing (the “Closing Shares”); and (iii) an additional cash payment of $10.0 million payable to us on the earlier of the four month anniversary of the Closing and December 28, 2018.

In addition, as conditions to the Closing, we and Enphase will enter into (i) a Master Supply Agreement under which we will exclusively procure module level power electronics and related equipment for use in the U.S. residential market from Enphase for a period of five years and (ii) a Stockholders Agreement to establish certain of our rights and obligations related to the Closing Shares, including our right to appoint one person to the Enphase board of directors, a six-month lock up period, certain additional transfer restrictions on the Closing Shares, registration rights, and voting, standstill and other undertakings by us.

Acquisition of SolarWorld Americas

On April 18, 2018, we announced that we had entered into a Sale and Purchase Agreement on April 16, 2018, pursuant to which we agreed to purchase all of the shares of SolarWorld Americas Inc., and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements ("PPAs"), but not sold or under contract as of July 1, 2018:

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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Distributed Generation
Residential	$205,181	$155,806	32%	$374,613	$290,500	29%
Commercial	127,872	91,826	39%	251,208	197,272	27%
Power Plant	116,044	80,349	44%	215,164	169,304	27%
Total revenue	$449,097	$327,981	37%	$840,985	$657,076	28%

Total Revenue: Our total revenue increased by 37% and 28% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily due to an increase in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States, as well as stronger sales of solar power systems and components to customers in our Residential Segment in North America; stronger sales of solar power projects in our Commercial Segment in North America, and stronger sales of solar power component and systems in Power Plant Segment in Europe.

Concentrations: The Residential Segment as a percentage of total revenue recognized was approximately 46% and 45% during the three and six months ended July 1, 2018 as compared to 48% and 44% during the three and six months ended July 2, 2017, respectively.

The table below represents our significant customers that accounted for greater than 10% of total revenue in each of the three and six months ended July 1, 2018 and July 2, 2017. No single customer accounted for greater than 10% of total revenue for the three and six months ended July 1, 2018.

		Three Months Ended		Six Months Ended
Percent of Total Revenue		July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Significant Customers:	Business Segment
AEP Renewables, LLC	Power Plant	*	*	*	15%

Residential Revenue: Residential revenue increased 32% and 29% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily due to an increase in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States, as well as an increase in the sales of solar power components and systems to our residential customers in North America.

Commercial Revenue: Commercial revenue increased 39% and 27% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily because of stronger sales of solar power projects in North America, partially offset by weaker sales of EPC commercial systems in North America.

Power Plant Revenue: Power Plant revenue increased 44% and 27% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily due to stronger sales of solar power components and systems in Europe, offset by an overall decrease in the number of large-scale solar power projects in our pipeline as we shift away from global power plant development.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Distributed Generation
Residential	$254,451	$130,143	96%	$395,841	$250,063	58%
Commercial	229,013	88,616	158%	347,036	194,216	79%
Power Plant	275,848	93,055	196%	398,075	242,214	64%
Total cost of revenue	$759,312	$311,814	144%	$1,140,952	$686,493	66%
Total cost of revenue as a percentage of revenue	169%	95%		136%	104%
Total gross margin percentage	(69)%	5%		(36)%	(4)%

Total Cost of Revenue: Our total cost of revenue increased 144% and 66% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily as a result of a non-cash impairment charge of $355.1 million, total tariffs charge of approximately $5.7 million and $6.4 million, respectively, and higher volume in North America residential deals and increased cost in solar power solutions in our commercial segment. The increase was partially offset by lower project cost in our power plant segment. In addition, we incurred charges totaling $4.2 million and $7.3 million recorded in connection with the contracted sale of raw material inventory to third parties during the three and six months ended July 1, 2018, respectively. We also incurred a write-down of $24.7 million on certain solar development projects during the six months ended July 1, 2018.

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to NGT, and continued to face challenging macroeconomic environment surrounding the solar industry. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets groups. Based on the test performed, we determined that its estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In accordance with such evaluation, we recognized a non-cash impairment charge of $355.1 million in "Cost of revenue" on the consolidated statements of operations for the three and six months ended July 1, 2018. The non-cash impairment charge in "Cost of revenue" was allocated among the Company’s three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the three and six months ended July 1, 2018.

Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Distributed Generation
Residential	(24)%	16%	(40)%	(6)%	14%	(20)%
Commercial	(79)%	3%	(82)%	(38)%	2%	(40)%
Power Plant	(138)%	(16)%	(122)%	(85)%	(43)%	(42)%

Residential Gross Margin: Gross margin for our Residential Segment decreased 40% and 20% during the three and six months ended July 1, 2018, as compared to the three and six months ended July 2, 2017, respectively, primarily as a result of the $92.5 million non-cash impairment charge of property, plant and equipment, partially offset by decreased product costs driven by cost savings initiatives we implemented.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 82% and 40% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily as a result of the $103.8 million non-cash impairment charge of property, plant and equipment as well as higher cost incurred related to solar power solutions deals in the rest of the world.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 122% and 42% during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily as a result of the $158.8 million non-cash impairment charge of property, plant and equipment, partially offset by decreased product costs driven by cost savings initiatives we implemented, and a reduction in revenue in connection with a legal settlement related to NRG in the first quarter of fiscal 2017; offset by write-downs totaling $22.7 million on certain solar development projects during the first quarter of fiscal 2018.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
R&D	31,210	19,754	58%	$50,101	$40,269	24%
As a percentage of revenue	7%	6%		6%	6%

R&D expense increased $11.5 million and $9.8 million during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily due to the impairment of property, plant and equipment related to R&D facilities of $12.8 million, partially offset by a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
SG&A	64,719	68,703	(6)%	$129,849	$136,106	(5)%
As a percentage of revenue	14%	21%		15%	21%

SG&A expense decreased $4.0 million and $6.3 million during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily due to lower bad debt expense in fiscal 2018 compared to prior year, and a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan, partially offset by the impairment of property, plant and equipment of $1.2 million.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Restructuring charges	3,504	4,969	(29)%	$14,681	$14,759	(1)%
As a percentage of revenue	1%	2%		2%	2%

Restructuring charges decreased $1.5 million and $0.1 million during the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily because we have incurred higher facilities related expenses in the prior periods in connection with our December 2016 restructuring plan. See "Item 1. Financial Statements—Note 8. Restructuring" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans. As a result of the February 2018 restructuring plans, we expected to generate annual cost savings of approximately $20.5 million in operating expenses, which are expected to be cash savings, primarily from a reduction in global workforce, the effects which began in the first quarter of fiscal 2018. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Impairment of residential lease assets

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Impairment of residential lease assets	$68,269	$—		$117,361	$—
As a percentage of revenue	15%	—%		14%	—%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell or refinance our interest in our residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. In connection with our evaluation, we recognized non-cash impairment charges of $68.3 million and $117.4 million as "Impairment of residential lease assets" on the consolidated statements of operations for the three and six months ended July 1, 2018.

Other Expense, Net

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Interest income	$664	$387	72%	$1,193	$1,325	(10)%
Interest expense	(26,718)	(22,505)	19%	(51,824)	(43,407)	19%
Other, net	36,624	(14,684)	(349)%	52,418	(88,772)	(159)%
Other income (expense), net	$10,570	$(36,802)	(129)%	$1,787	$(130,854)	(101)%
As a percentage of revenue	2%	(11)%		—%	(20)%

Other income (expense), net increased $47.4 million in the three months ended July 1, 2018 as compared to the three months ended July 2, 2017, primarily due to a $34.4 million gain on sale of our 8point3 equity method investment in June 2018, partially offset by increase in interest expense primarily related to our commercial sale-leaseback arrangements.

Other income (expense), net increased $132.6 million, in the six months ended July 1, 2018 as compared to the six months ended July 2, 2017, primarily due to a $50.0 million gain on the sale of our equity method investments in the first half of fiscal 2018, and a $73.0 million impairment charge in the first quarter of fiscal 2017 in our 8point3 Energy Partners LP ("8point3 Energy Partners and, with certain affiliates," collectively, the "8point3 Group") investment balance due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017. The increase was partially offset by an increase in interest expense, primarily related to our commercial sale-leaseback arrangements.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Provision for income taxes	(3,081)	(2,353)	31%	$(5,709)	$(4,384)	30%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%

In the three months ended July 1, 2018, our income tax provision of $3.1 million on a loss before income taxes and equity in earnings of unconsolidated investees of $467.3 million was primarily due to the related tax expense in foreign jurisdictions that were profitable. The income tax provision of $2.4 million in the three months ended July 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $114.1 million, was also primarily due to projected tax expense in profitable jurisdictions.

In the six months ended July 1, 2018, our income tax provision of $5.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $610.2 million was primarily due to the related tax expense in foreign jurisdictions that were profitable. The income tax provision of $4.4 million in the six months ended July 2, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $351.4 million, was also primarily due to projected tax expense in profitable jurisdictions.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of July 1, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act, the accumulated foreign earnings are deemed to have been taxed and are no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the undistributed earnings of our non-U.S. subsidiaries earnings as these are intended to be indefinitely reinvested in operations outside the United States.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On July 24, 2018, the Ninth Circuit Court of Appeal reversed the Tax Court’s decision made in year 2015. We have reviewed this case and will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Equity in earnings (loss) of unconsolidated investees	$(13,415)	$6,837	(296)%	$(15,559)	$9,325	(267)%
As a percentage of revenue	(3)%	2%		(2)%	1%

Our equity in earnings of unconsolidated investees decreased $20.3 million and $24.9 million in the three and six months ended July 1, 2018 as compared to the three and six months ended July 2, 2017, respectively, primarily driven by the activities of 8point3 Group: (i) our share in the impairment charge of the Maryland Solar Project and (ii) a decrease in net loss attributable to noncontrolling interests by third-party tax equity investors.

Net Loss

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Net loss	(483,843)	(109,577)	342%	$(631,440)	$(346,464)	82%

Net loss increased by $374.3 million in the three months ended July 1, 2018 as compared to the three months ended July 2, 2017. The increase in net loss was primarily driven by a decrease in gross margin of $355.1 million, primarily as a result of the impairment of property, plant and equipment, and our above-market cost of polysilicon charges totaling $4.2 million recorded in connection with the contracted sale of raw material inventory to third parties, partially offset by decreased product costs driven by cost savings initiatives. The increase was also driven by: (i) an $47.4 million increase in other income (expense), net, primarily attributable to a $34.4 million gain on sale of equity method investment; (ii) an increase of $74.3 million in operating expense primarily in connection to an impairment charge of $68.3 million related to residential lease assets as a result of our decision to sell or refinance our interest in our residential lease portfolio; (iii) a $20.3 million decrease in our equity in earnings of unconsolidated investees primarily due to higher loss pick-up related to 8point3 Group under the HLBV model; (iv) a $11.5 million increase in R&D expense due to the impairment of property, plant and equipment of $12.8 million partially offset by a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan; (v) an increase of $5.7 million tariffs charge in cost of revenue; (vi) an increase of $4.3 million in interest expense, primarily related to our commercial sale-leaseback arrangements; and (vii) a $0.7 million increase in provision for income taxes was primarily due to the related tax expense in foreign jurisdictions that are projected to be profitable. The increase was partially offset by (i) a $4.0 million decrease in selling, general and administrative primarily due to lower bad debt expense in the second quarter of fiscal 2018 compared to prior year, and a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan; and (ii) a $1.5 million decrease in restructuring expense primarily because we have incurred higher facilities related expenses in the prior period in connection with our December 2016 restructuring plan.

Net loss increased by $285.0 million in the six months ended July 1, 2018 as compared to the six months ended July 2, 2017. The increase in net loss was primarily driven by a decrease in gross margin of $355.1 million, primarily as a result of the impairment of property, plant and equipment, our above-market cost of polysilicon charges totaling $7.3 million recorded in connection with the contracted sale of raw material inventory to third parties; and write-downs totaling $24.7 million on certain solar power development projects during the first quarter of fiscal 2018, which were the result of lower selling prices of our projects, partially offset by decreased product costs driven by cost savings initiatives we implemented. The increase was also driven by: (i) an increase of $120.9 million in operating expense primarily in connection to an impairment charge of $117.4 million related to residential lease assets as a result of our decision to sell or refinance our interest in our residential lease portfolio; (ii) a $24.9 million decrease in our equity in earnings of unconsolidated investees primarily due to higher loss pick-up related to 8point3 Group under the HLBV model; (iii) a $9.8 million decrease in R&D expense due to the impairment of property, plant and equipment of $12.8 million partially offset by a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan; (iv) an increase of $8.4 million in interest expense, primarily related to our commercial sale-leaseback arrangements; (v) an increase of $6.4 million tariffs charge in cost of revenue, and (vi) a $1.3 million increase in provision for income taxes was primarily due to the related tax expense in foreign jurisdictions that are projected to be profitable. The increase was partially offset by (i) an $132.6 million decrease in other expense, primarily attributable to a $50.0 million gain on sale of equity method investment, and a $73.0 million impairment in 8point3 Energy Partners investment due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017; and (ii) a $6.3 million decrease in selling, general and administrative primarily due to lower bad debt expense in fiscal 2018 compared to prior year, and a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017	% Change	July 1, 2018	July 2, 2017	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	36,726	19,062	93%	$68,349	$36,223	89%

We have entered into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We determined that we hold controlling interests in these less-than-wholly-owned entities and therefore we have fully consolidated these entities. We apply the HLBV method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

In the three months ended July 1, 2018 and July 2, 2017, we attributed $36.7 million and $19.1 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $17.7 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $68.3 million (see "Item 1. Financial Statements—Note 6. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

In the six months ended July 1, 2018 and July 2, 2017, we attributed $68.3 million and $36.2 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $32.1 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $117.4 million (see "Item 1. Financial Statements—Note 6. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 1, 2018	July 2, 2017
Net cash used in operating activities	$(355,342)	$(288,692)
Net cash provided by (used in) investing activities	$349,171	$(104,345)
Net cash (used in) provided by financing activities	$(172,442)	$278,674

Operating Activities

Net cash used in operating activities in the six months ended July 1, 2018 was $355.3 million and was primarily the result of: (i) a net loss of $631.4 million; (ii) a $79.4 million decrease in accounts payable and other accrued liabilities, primarily attributable to the procurement of polysilicon and vendor payments; (iii) a $109.2 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $75.8 million increase in inventories to support the construction of our solar energy projects; (v) a $50.0 million gain on the sale of equity method investment; (vi) a $35.4 million increase in contract assets driven by construction activities; (vii) a $35.9 million decrease in contract liabilities driven by construction activities; and (viii) a $4.0 million increase in accounts receivable. This was partially offset by: (i) the impairment of property, plant and equipment of $369.2 million; (ii) the impairment of residential lease assets of $117.4 million; (iii) net non-cash charges of $97.9 million related to depreciation, stock-based compensation and other non-cash charges; (iv) a $11.1 million decrease in project assets, primarily related to the write-downs in Power Plant solar energy development projects; (v) a $34.3 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (vi) a $15.1 million decrease in advance payments made to suppliers; (vii) a $3.9 million dividend from equity method investees; (viii) a $15.6 million decrease in equity in earnings of unconsolidated investees; and (iv) a $1.4 million net change in income taxes.

Net cash used in operating activities in the six months ended July 2, 2017 was $288.7 million and was primarily the result of: (i) a net loss of $346.5 million; (ii) a $193.6 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued expenses; (iii) a $62.4 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $9.3 million increase in equity in earnings of unconsolidated investees; (v) a $76.4 million increase in inventories to support the construction of our solar energy projects; and (vi) a $73.7 million increase in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects. This was partially offset by: (i) other net non-cash charges of $113.5 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $85.4 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iii) a $27.5 million decrease in accounts receivable, primarily driven by collections; (iv) a $32.8 million decrease in advance payments made to suppliers; (v) a $10.2 million decrease in contract assets driven by milestone billings; (vi) a $14.6 million dividend from 8point3 Energy Partners; (vii) a $1.3 million net change in income taxes; (viii) a $106.4 million increase in contract liabilities driven by construction activities; and (ix) a $81.6 million impairment of 8point3 Energy Partners investment balance. Upon adoption of ASC 606, we recognized a material amount of deferred profit which required us to evaluate and record an impairment of the 8point3 investment balance in the first quarter of fiscal 2017.

Investing Activities

Net cash used in investing activities in the six months ended July 1, 2018 was $349.2 million, which included (i) $67.5 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $14.1 million paid for investments in consolidated and unconsolidated investees. This was partially offset by proceeds from the sale of investment in joint ventures and non-public companies of $417.8 million and a $13.0 million dividend from equity method investees.

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

Financing Activities

Net cash provided by financing activities in the six months ended July 1, 2018 was $172.4 million, which included: (i) $17.6 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $60.7 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $57.2 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) $303.1 million in net repayments of 0.75% debentures due 2018, bank loans and other debt; and (ii) $4.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of July 1, 2018, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of July 1, 2018, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

On June 1, 2018, the 0.75% senior convertible debentures due 2018 were redeemed at maturity with proceeds from the Term Credit Agreement (the “Term Credit Agreement”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and as of July 1, 2018 were no longer issued or outstanding. On June 19, 2018, we completed the divestiture of our equity interest in the 8point3 Group and received, after the payment of fees, expenses and other amounts, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group (see "Note 10. Equity Method Investments"). Immediately following the transaction, we repaid our loan under the Term Credit Agreement in full with the proceeds of the Divestiture Transaction, retaining the excess proceeds.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of July 1, 2018, the fair value of the Bonds was $33.0 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of July 1, 2018, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

Revolving Credit Facility with Credit Agricole

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto (the "Revolver"), which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Revolver was entered into in connection with a letter agreement between us and Total S.A. dated May 8, 2017 (the "Letter Agreement"), to facilitate the issuance by Total S.A. ("Total S.A.") of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the Letter Agreement and the Revolver is August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the guaranteed amount outstanding.

Available borrowings under the Revolver are $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total S.A. under the Letter Agreement. Amounts borrowed under the facility may be repaid and reborrowed until the maturity date.

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type.

As of July 1, 2018, we had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility will terminate on June 29, 2018. In March 2018, we entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, we have advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at our request, after the scheduled termination date set forth in the letter agreement. As of July 1, 2018, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $28.2 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of July 1, 2018, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $165.6 million.

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

As of July 1, 2018, letters of credit issued under the Deutsche Bank Trust facility totaled $1.6 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. (“Mizuho”) and Goldman Sachs Bank USA (“Goldman Sachs”)

On May 4, 2016, we entered into a revolving credit facility (as amended, the "Construction Revolver") with Mizuho, as administrative agent, and Goldman Sachs, under which we could borrow up to $200 million. The Construction Revolver also included a $100 million accordion feature. On October 27, 2017, we and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that we could borrow to up to $50 million.

On June 28, 2018, all outstanding loans under the Construction Revolver were repaid in full and the facility was terminated, and as of July 1, 2018, outstanding borrowings under the Construction Revolver totaled zero. As of July 1, 2018, we also had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "flip partnership" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

For our residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. We have entered into the following non-recourse financings with respect to our residential lease program:

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three months ended July 1, 2018 and July 2, 2017, we had net repayments of $0.3 million and net proceeds of $3.5 million, respectively, in connection with these loans. During the six months ended July 1, 2018 and July 2, 2017, we had net repayments of $0.5 million and net proceeds of $5.6 million in connection with these loans. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $16.6 million and $17.1 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between four and eighteen years, and may be prepaid without significant penalty at our option any time for some loans or beginning four years after the original issuance for others. During the three months ended July 1, 2018 and July 2, 2017, we had net proceeds of $28.6 million and $4.8 million, respectively, in connection with these loans. During the six months ended July 1, 2018 and July 2, 2017, we had net proceeds of $57.7 million and $22.0 million, respectively, in connection with these loans. As of July 1, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $414.8 million and $356.6 million, respectively.

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on our Consolidated Balance Sheets. During the three months ended July 1, 2018 and July 2, 2017, we had net contributions of $29.4 million and $42.9 million, respectively, under these facilities and attributed losses of $36.7 million and $19.0 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the six months ended July 1, 2018 and July 2, 2017, we had net contributions of $60.7 million and $88.2 million, respectively, under these facilities and attributed losses of $68.3 million and $36.3 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented in “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Consolidated Balance Sheets, was $110.1 million and $119.4 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February 2018, we sold our equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of July 1, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented in "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $7.1 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in Europe, the Middle East and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements in this Quarter Report on Form 10-Q for a discussion of our sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of July 1, 2018, we had unrestricted cash and cash equivalents of $256.7 million as compared to $435.1 million as of December 31, 2017. Our cash balances are held in numerous locations throughout the world, and as of July 1, 2018, we had approximately $81.4 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Cuts and Jobs Act, would incur a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $96.0 million in fiscal 2018 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of July 1, 2018, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.6 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). During the six months ended July 1, 2018, we received $73.3 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2015, 2016 and 2017, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2018, we drew down $67.1 million of proceeds, net of issuance costs, under the loan agreements. The loans have 17 and 18-year terms and as of July 1, 2018, the short-term and long-term balances of the loans were $8.7 million and $422.7 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $43.3 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell or refinance our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. For further information, see "Item 1. Financial Statements—Note 6. Leasing" in the Notes to the Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of July 1, 2018, outstanding amounts related to our project financing totaled $444.0 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal

2016 as well as the first quarter of fiscal 2018, our net losses continued through the second quarter of fiscal 2018 and are expected to continue through the rest of fiscal 2018. We have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility with Credit Agricole pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item I. Financial Statements-Note 2. Transactions with Total and Total S.A."). The Letter Agreement and any guarantees issued under it will expire on August 26, 2019. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay Total S.A. certain commitment and guarantee fees.
During the quarter ended July 1, 2018, tariffs imposed pursuant to Section 201 of the Trade Act of 1974 and uncertainty surrounding whether specific products may be excluded continue to significantly and adversely affect our business, results of operations and cash flows. These events and conditions indicate that we may not have the liquid funds necessary to satisfy our estimated liquidity needs within the 12 months from the date of issuance of the interim financial statements contained herein. In connection with our short-term liquidity needs, we decided to divest certain assets. On June 12, 2018, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Enphase Energy, Inc. (“Enphase”) pursuant to which we will sell and Enphase will purchase certain assets and intellectual property related to the production of microinverters for the following consideration: (i) $15.0 million payable in cash at the closing under the Purchase Agreement (the “Closing”); (ii) 7.5 million shares of Enphase common stock issuable to us at the Closing; and (iii) an additional cash payment of $10.0 million payable to us on the earlier of the four month anniversary of the Closing and December 28, 2018. The Closing is subject to the satisfaction of certain customary closing conditions. Additionally, in connection with our previously announced decision to sell or refinance our interest in the residential lease portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, we are in the process of securing a source of financing in the form of a subordinated mezzanine loan of at least $93.0 million. Subject to execution of definitive documentation and closing of the proposed mezzanine loan, we will be required to pay interest quarterly on outstanding borrowings in an amount equal to 12.0% per annum. Our interest in the residential lease portfolio will serve as collateral securing the loan and the loan will be repaid pursuant to an amortization schedule over the term of the loan. The closing of the mezzanine loan is subject to certain closing conditions, including obtaining consent from the lenders and tax equity investors who invested in the residential lease portfolio and finalization of the financial model which determines the loan proceeds. We believe we have sufficiently evaluated the closing conditions in concluding that the Purchase Agreement with Enphase and the mezzanine loan are probable of occurring and will generate sufficient proceeds to satisfy our working capital needs and fund our committed capital expenditures over the next 12 months from the date of the issuance of the interim financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

In addition, we continue to evaluate our available options in connection with any short-term liquidity needs. This includes seeking additional debt financing, divesting assets and liquidating certain investments with the understanding that ultimate transactions could lead to an impairment review and result in a charge if the carrying value of such assets may not be recoverable. Please see also the risk factors set forth under the caption “Part I. Item 1A. Risk Factors,” including, “-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See also “Part II. Item 1A. Risk Factors-We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors" in this Quarterly Report on Form 10-Q.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Revolver was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the facility under the Revolver remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Revolver remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A., under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Revolver. As of July 1, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

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

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2018:

		Payments Due by Fiscal Period
(In thousands)	Total	2018 (remaining six months)	2019-2020	2021-2022	Beyond 2022
Convertible debt, including interest[1]	$912,426	$10,250	$41,000	$435,468	$425,708
CEDA loan, including interest[2]	62,513	1,275	5,100	5,100	51,038
Other debt, including interest[3]	710,628	67,953	78,090	142,424	422,161
Future financing commitments[4]	14,597	11,397	3,200	—	—
Operating lease commitments[5]	108,645	8,644	27,462	21,312	51,227
Sale-leaseback financing[6]	425,291	15,827	50,127	50,383	308,954
Capital lease commitments[7]	3,272	450	1,297	1,339	186
Non-cancellable purchase orders[8]	181,195	181,195	—	—	—
Purchase commitments under agreements[9]	710,934	145,078	562,856	2,000	1,000
Deferred purchase consideration in connection with acquisition	61,100	1,100	60,000	—	—
Total	$3,190,601	$443,169	$829,132	$658,026	$1,260,274
1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on July 1, 2018. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $14.6 million, subject to certain conditions.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 1, 2018 and December 31, 2017, total liabilities associated with uncertain tax positions were $20.0 million and $19.4 million, respectively, and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of July 1, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 7% of our total revenue in both the three and six months ended July 1, 2018, respectively, and 8% and 6% of our total revenue in the three and six months ended July 2, 2017, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $3.2 million and $5.7 million in the three and six months ended July 1, 2018, respectively, and $2.5 million and $4.2 million in the three and six months ended July 2, 2017, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 1, 2018 and December 31, 2017, we had outstanding forward currency contracts with aggregate notional values of $43.9 million and $10.3 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 1, 2018 and December 31, 2017, advances to suppliers totaled $200.9 million and $216.0 million, respectively. One suppliers accounted for 99% of total advances to suppliers as of both July 1, 2018 and December 31, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of July 1, 2018, the outstanding principal balance of our variable interest borrowings was $56.8 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 1, 2018 and December 31, 2017, investments of $41.9 million and $450.0 million, respectively, are accounted for using the equity method. As of both July 1, 2018 and December 31, 2017, $35.8 million is accounted for using the measurement alternative method and the cost method. On June 19, 2018, the Divestiture Transaction previously announced was successfully closed. The carrying value of our equity method investments as of July 1, 2018 and December 31, 2017 included 0 and $382.7 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Note 10. Equity Method Investments" in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment. In accordance with such evaluation, we recognized an other-than-temporary charge on the 8point3 investment balance in the first quarter of fiscal 2017. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, or 0.875% debentures due 2021 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $681.9 million and $982.8 million as of July 1, 2018 and December 31, 2017, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $750.0 million and $1,081.1 million as of July 1, 2018 and December 31, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $613.7 million and $884.6 million as of July 1, 2018 and December 31, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2018 at a reasonable assurance level.

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

The tariffs could materially and adversely affect our business and results of operations. Although we are actively engaged in efforts to obtain an exemption for our technology from these tariffs, and are pursuing other mitigating actions, there is no guarantee that these efforts will be successful or that we will be able to recoup any tariffs paid to date.

In the near term, uncertainty surrounding the implications of the tariffs on the U.S. solar market, and whether specific products may be excluded, is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. If we are unsuccessful in our efforts to obtain full exclusion of our solar power products from the tariffs, these efforts would continue and could have a material adverse impact on our business. With the uncertainties associated with the Section 201 trade case, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to NGT. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, we determined that its estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In connection with our evaluation, we recognized a non-cash impairment charge of $369.2 million for the three and six months ended July 1, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those asses, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the consolidated statement of operations for the three and six months ended July 1, 2018. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated among our three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the three and six months ended July 1, 2018. The impairment evaluation was using the highest and best use of the income approach, specifically a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital additions, remaining useful life, salvage value and discount rate, as well market and cost approach performed by a third-party valuation specialist, all of which require significant judgment by management. Our estimate of cash flows with respect to the implications of the tariff might change as a result, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. We are performing a comprehensive review of our long-term strategy as a result of these tariffs and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. Any of the above factors would materially and adversely affect our business, revenues, margins, assets recoverability, results of operations, and cash flows. For more information, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors-Risks Related to Our Sales Channels,” including, “-If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “-The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, as of April 1, 2018, had an outstanding amount of $28.2 million. Our bilateral letter of credit agreements with The Bank of Tokyo-Mitsubishi UFJ,

Ltd. (“BTMU”), Credit Agricole Corporate and Investment Bank (“Credit Agricole”), and HSBC Bank USA, National Association, which as of April 1, 2018 had an outstanding amount of $164.4 million, are guaranteed by Total S.A. pursuant to the Amended and Restated Revolving Credit Agreement between us and Total S.A. dated June 23, 2017 (the “Revolver”). Any draws under these uncollateralized facilities would require us to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25.0 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.

In addition, the Revolver will mature on August 26, 2019 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with Credit Agricole and other construction financing providers. As of July 1, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole. We have the ability to borrow up to $95.0 million under this revolving credit facility pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 1. Financial Statements-Note 2. Transactions with Total and Total S.A." in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q). As of July 1, 2018, we had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

We have decided to divest certain non-core assets in order to generate liquidity, including assets and intellectual property related to the production of microinverters pursuant to an Asset Purchase Agreement entered into with Enphase Energy, Inc. (“Enphase”) on June 12, 2018 (the “Microinverter Transaction”). We expect to close the Microinverter Transaction and receive proceeds of $25.0 million in cash and 7.5 million shares of Enphase common stock in fiscal 2018. Additionally, in connection with our decision to sell or refinance our interest in our residential lease portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases, we are in the process of securing a source of financing in the form of a subordinated mezzanine loan of at least $93.0 million. Subject to execution of definitive documentation and closing of the proposed mezzanine loan, we will be required to pay interest quarterly on outstanding borrowings in an amount equal to 12.0% per annum. The Company's interest in the residential lease portfolio will serve as collateral securing the loan and the loan will be repaid pursuant to an amortization schedule over the term of the loan. The closing of the mezzanine loan is subject to certain closing conditions, including obtaining consent from the lenders and tax equity investors who invested in the residential lease portfolio and finalization of the financial model which determines the loan proceeds. We believe we have sufficiently evaluated the closing conditions in concluding that the Purchase Agreement with Enphase and the mezzanine loan are probable of occurring and will generate sufficient proceeds to satisfy our working capital needs and fund our committed capital expenditures over the next 12 months from the date of the issuance of the interim financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

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

Our business requires us to use and store confidential and proprietary information, intellectual property, commercial banking information, personal information concerning customers, employees, and business partners, and corporate information concerning internal processes and business functions. Malicious attacks to gain access to such information affects many companies across various industries, including ours.

We use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to our data.

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, we have experienced such breaches of our systems in the past, and may experience a breach of our systems in the future that reduces our ability to protect sensitive data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. If we experience, or are perceived to have experienced, a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to implement disclosure controls and procedures that provide for timely disclosure of data security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of loss, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, and financial condition.

We may also share information with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security, which may also detrimentally affect our business, results of operations, and financial condition as discussed above. See also “Risks Related to Our Intellectual Property-We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, as amended, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 2, 2018 through April 29, 2018	7,973	$8.11	—	—
April 30, 2018 through May 27, 2018	30,011	$8.11	—	—
May 28, 2018 through July 1, 2018	36,414	$7.73	—	—
	74,398	$7.92	—	—
1The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1*	Term Credit Agreement, dated as of May 22, 2018, by and among SunPower HoldCo, LLC (as borrower), SunPower Corporation (as guarantor), and Credit Agricole Corporate and Investment Bank (as Lender).
10.2*^	Equity Agreement and Release, dated as of June 25, 2018, by and between SunPower Corporation and Charles D. Boynton.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER CORPORATION

August 1, 2018	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer