Form 10-Q
period 2018-09-30
SUNPOWER CORP
filed 2018-10-31
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The total number of outstanding shares of the registrant’s common stock as of October 23, 2018 was 141,085,025.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$220,789	$435,097
Restricted cash and cash equivalents, current portion	55,902	43,709
Accounts receivable, net[1]	219,036	204,966
Contract assets[1]	65,215	35,074
Inventories	382,888	352,829
Advances to suppliers, current portion	69,712	30,689
Project assets - plants and land, current portion[1]	81,215	103,063
Prepaid expenses and other current assets[1]	130,398	146,209
Total current assets	1,225,155	1,351,636

Restricted cash and cash equivalents, net of current portion	75,694	65,531
Restricted long-term marketable securities	5,773	6,238
Property, plant and equipment, net	760,590	1,147,845
Solar power systems leased and to be leased, net	362,618	369,218
Advances to suppliers, net of current portion	117,096	185,299
Long-term financing receivables, net - held for sale	388,021	330,672
Other intangible assets, net	14,499	25,519
Other long-term assets[1]	176,671	546,698
Total assets	$3,126,117	$4,028,656

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$358,173	$406,902
Accrued liabilities[1]	201,823	229,208
Contract liabilities, current portion[1]	93,274	104,286
Short-term debt	65,885	58,131
Convertible debt, current portion[1]	—	299,685
Total current liabilities	719,155	1,098,212

Long-term debt	591,385	430,634
Convertible debt, net of current portion[1]	817,881	816,454
Contract liabilities, net of current portion[1]	142,798	171,610
Other long-term liabilities[1]	803,885	804,122
Total liabilities	3,075,104	3,321,032
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	15,230	15,236
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of both September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 151,919 shares issued, and 141,056 outstanding as of September 30, 2018; 149,818 shares issued, and 139,661 outstanding as of December 31, 2017	141	140
Additional paid-in capital	2,457,104	2,442,513
Accumulated deficit	(2,322,814)	(1,669,897)
Accumulated other comprehensive loss	(3,601)	(3,008)
Treasury stock, at cost; 10,862 shares of common stock as of September 30, 2018; 10,158 shares of common stock as of December 31, 2017	(186,788)	(181,539)
Total stockholders' (deficit) equity	(55,958)	588,209
Noncontrolling interests in subsidiaries	91,741	104,179
Total equity	35,783	692,388
Total liabilities and equity	$3,126,117	$4,028,656
1The Company has related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Contract assets," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Contract liabilities, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Contract liabilities, net of current portion," and "Other long-term liabilities" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 2, Note 8, Note 10, Note 11, Note 12, and Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
Solar power systems, components, and other[1]	$358,403	$437,039	$1,041,043	$996,822
Residential leasing	69,860	48,797	228,205	146,090
	428,263	485,836	1,269,248	1,142,912
Cost of revenue:
Solar power systems, components, and other[1,2]	373,404	431,938	1,405,047	1,053,006
Residential leasing	45,104	32,609	154,413	98,034
	418,508	464,547	1,559,460	1,151,040
Gross profit (loss)	9,755	21,289	(290,212)	(8,128)
Operating expenses:
Research and development[1]	15,698	20,693	65,799	60,962
Sales, general and administrative[1]	76,147	68,401	205,996	204,507
Restructuring charges	3,923	3,517	18,604	18,276
Impairment of residential lease assets	53,537	—	170,898	—
Gain on business divestiture	(59,347)	—	(59,347)	—
Total operating expenses	89,958	92,611	401,950	283,745
Operating loss	(80,203)	(71,322)	(692,162)	(291,873)
Other income (expense), net:
Interest income	1,087	636	2,280	1,961
Interest expense[1]	(25,972)	(22,032)	(77,796)	(65,439)
Other, net[3]	(3,643)	(336)	48,775	(89,108)
Other income (expense), net	(28,528)	(21,732)	(26,741)	(152,586)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	(108,731)	(93,054)	(718,903)	(444,459)
Benefit from (provision for) income taxes	(3,680)	5,457	(9,389)	1,073
Equity in earnings (losses) of unconsolidated investees	(1,500)	16,759	(17,059)	26,084
Net loss	(113,911)	(70,838)	(745,351)	(417,302)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	24,085	24,609	92,434	60,832
Net loss attributable to stockholders	$(89,826)	$(46,229)	$(652,917)	$(356,470)

Net loss per share attributable to stockholders:
Basic	$(0.64)	$(0.33)	$(4.64)	$(2.56)
Diluted	$(0.64)	$(0.33)	$(4.64)	$(2.56)
Weighted-average shares:
Basic	141,027	139,517	140,722	139,289
Diluted	141,027	139,517	140,722	139,289

1The Company has related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related-party transactions are recorded within the "Revenue: Solar power systems, components, and other," "Cost of revenue: Solar power systems, components, and other," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in the Condensed Consolidated Statements of Operations (see Note 2 and Note 11).

2During the nine months ended September 30, 2018, the Company recognized impairment of property, plant and equipment of $369.2 million of which $355.1 million is reported in cost of revenue (see Note 6. "Balance Sheet Components-Impairment of Property, Plant and Equipment").

3During the nine months ended September 30, 2018, the Company recognized profit that had previously been deferred related to historical projects sold to 8point3 Energy Partners along with a gain on the sale of its equity interest in 8point3 Energy Partners within "Other, net" (see Note 11. "Equity Investments").

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net loss	$(113,911)	$(70,838)	$(745,351)	$(417,302)
Components of other comprehensive income (loss):
Translation adjustment	(2,120)	2,627	(2,445)	4,051
Net change in derivatives (Note 13)	231	(209)	2,273	(1,487)
Income taxes	(36)	108	(421)	565
Total other comprehensive income (loss)	(1,925)	2,526	(593)	3,129
Total comprehensive loss	(115,836)	(68,312)	(745,944)	(414,173)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	24,085	24,609	92,434	60,832
Comprehensive loss attributable to stockholders	$(91,751)	$(43,703)	$(653,510)	$(353,341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net loss	$(745,351)	$(417,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,144	130,991
Stock-based compensation	20,087	25,380
Non-cash interest expense	12,133	12,553
Dividend from equity method investees	3,947	22,232
Equity in (earnings) losses of unconsolidated investees	17,059	(26,084)
Gain on sale of equity investments	(50,568)	—
Gain on business divestiture	(59,347)	—
Unrealized loss on equity investments with readily determinable fair value	6,225	—
Deferred income taxes	3,006	1,575
Impairment of equity method investment	—	81,571
Impairment of property, plant and equipment	369,168	—
Impairment of residential lease assets	170,898	—
Other, net	(5,737)	5,180
Changes in operating assets and liabilities:
Accounts receivable	(19,090)	39,278
Contract assets	(38,014)	3,556
Inventories	(103,791)	(67,012)
Project assets	(9,140)	(69,143)
Prepaid expenses and other assets	39,924	96,427
Long-term financing receivables, net	(151,931)	(91,366)
Advances to suppliers	29,181	52,692
Accounts payable and other accrued liabilities	(69,056)	(220,630)
Contract liabilities	(39,823)	104,798
Net cash used in operating activities	(517,076)	(315,304)
Cash flows from investing activities:
Purchases of property, plant and equipment	(37,708)	(57,614)
Cash paid for solar power systems, leased and to be leased	(55,659)	(64,532)
Cash paid for solar power systems	(4,340)	(38,242)
Purchases of marketable securities	—	(1,306)
Dividend from equity method investees	12,952	2,891
Proceeds from sale of equity method investments	417,766	—
Proceeds from business divestiture	13,257	—
Cash paid for investments in unconsolidated investees	(14,061)	(15,947)
Net cash provided by (used in) investing activities	332,207	(174,750)
Cash flows from financing activities:
Proceeds from bank loans and other debt	167,477	283,149
Repayment of 0.75% debentures due 2018, bank loans and other debt	(476,229)	(303,562)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	187,208	83,177
Repayment of non-recourse residential financing	(14,931)	(4,755)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	107,678	141,037
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(19,176)	(13,028)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	50,266	318,675
Repayment of non-recourse power plant and commercial financing	(4,899)	(148,606)
Contributions from noncontrolling interests attributable to power plant and commercial projects	—	800
Purchases of stock for tax withholding obligations on vested restricted stock	(5,249)	(4,390)
Net cash (used in) provided by financing activities	(7,855)	352,497
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	772	1,298
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(191,952)	(136,259)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	544,337	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$352,385	$377,953

Non-cash transactions:
Stock consideration received from business divestiture	$42,600	$—
Acquisition of noncontrolling interests funded by Mezzanine Loan proceeds	$12,400	$—
Short-term receivables in connection with business divestiture	$10,000	$—
Accounts receivable due to disposal of shares in joint venture	$4,635	$—
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$30,409	$42,392
Costs of solar power systems, leased and to be leased, funded by liabilities	$4,903	$5,298
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$30,208	$65,885
Property, plant and equipment acquisitions funded by liabilities	$11,453	$32,367
Contractual obligations satisfied with inventory	$48,916	$19,855
Assumption of debt by buyer upon sale of equity interest	$27,321	$—
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "Cash and cash equivalents", "Restricted cash and cash equivalents, current portion" and "Restricted cash and cash equivalents, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets for the respective periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

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

The Company's Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations and measures performance of the Company's activities among three end-customer segments: (i) Residential Segment, (ii) Commercial Segment and (iii) Power Plant Segment. The Residential and Commercial Segments combined are referred to as Distributed Generation. See "Note 17. Segment Information" for additional discussion.

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

Liquidity

The Company continues to face challenging industry conditions and a competitive environment. While the Company continues to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2018, as well as additional cost reduction initiatives put in place in the second quarter of fiscal 2018, the Company's net losses continued through the third quarter of fiscal 2018 and are expected to continue through fiscal 2019. These events and conditions indicate that the Company may not have the liquid funds necessary to satisfy its estimated liquidity needs within the next 12 months from the issuance of the interim financial statements contained herein.
In conjunction with evaluating its ability to continue as a going concern for the twelve-month period subsequent to the issuance date of these interim financial statements, the Company has evaluated its expected future cash flows, and considered its historical ability to divest certain investments and non-core assets and secure sources of financing in connection with its short-term liquidity needs. For example, on June 19, 2018, the Company completed the divestiture of its equity interest in 8point3 Energy Partners LP ("8point3 Energy Partners" and, with certain affiliates, collectively, the "8point3 Group;" see "Note 11. Equity Investments"). Additionally, on August 9, 2018, the Company completed the sale to Enphase Energy, Inc. (“Enphase”) of certain assets and intellectual property related to the production of microinverters and received a $15.0 million cash payment and 7.5 million shares of Enphase common stock upon closing. The Company expects to receive the final $10.0 million cash payment of the purchase price from Enphase on or before December 10, 2018 (see "Note 4. Divestiture"). On August 10, 2018, a wholly-owned subsidiary of the Company and Hannon Armstrong entered into a mezzanine loan agreement under which the Company’s subsidiary borrowed a subordinated, mezzanine loan of $110.5 million (see "Note 12. Debt and Credit Sources"), the majority of which is available to service the Company’s consolidated working capital needs. Further, in connection with the Company's previously announced decision to sell a portion of its interest in its residential lease portfolio, the Company is also in the process of securing an additional source of financing in the form of a subordinated mezzanine loan of approximately $27.0 million. Subject to execution of definitive documentation and closing of the proposed mezzanine loan, the Company will be required to pay interest quarterly on outstanding borrowings in an amount equal to 11.75% per annum. Finally, subject to the execution of definitive documentation and the satisfaction of certain closing conditions, including obtaining consents from the tax equity investors who invested in the residential lease portfolio, the Company will sell a portion of its equity interest in the residential lease portfolio. Based on its evaluation of the conditions necessary to complete the transactions, the Company believes that the mezzanine loan and the sale of a portion its equity interest in the residential lease portfolio are probable of occurring and will generate sufficient proceeds to satisfy the Company’s working capital needs and committed capital expenditures over the next twelve months from the date of the issuance of the interim financial statements. In addition, the Company has the ability to enhance its available cash by borrowing up to $95.0 million under its revolving credit facility (the "Revolver") with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (the "Letter Agreement") (see "Note 2. Transactions with Total and Total S.A.") through August 26, 2019, the expiration date of the Letter Agreement. Lastly, the Company is evaluating additional options in connection with its short-term liquidity needs such as deferring or canceling uncommitted capital expenditures and expects to execute such actions in alignment with the anticipated timing of its liquidity needs. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity as planned.

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

Fiscal Periods

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The Company's third quarter of fiscal 2018 ended on September 30, 2018, while its third quarter of fiscal 2017 ended on October 1, 2017. The third quarters of fiscal 2018 and 2017 were both 13-week quarters. The Company's first nine months of fiscal 2018 and 2017 were both 39-week periods.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases, inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows, economic useful lives of property, plant and equipment, intangible assets, and investments; fair value and residual value of solar power systems, including those subject to residential operating leases; fair value of financial instruments; valuation of contingencies such as accrued warranty; the fair value of indemnities provided to customers and other parties, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances arise. This evaluation includes consideration of technology obsolescence that may indicate that the carrying value of such assets may not be recoverable. The assessments require significant judgment in determining whether such events or changes have occurred. Factors considered important that could result in an impairment review include significant changes in the manner of use of a long-lived asset or in its physical condition, a significant adverse change in the business climate or economic trends that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, significant under-performance relative to expected historical or projected future operating results, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company must exercise judgment in assessing such groupings and levels. The Company then compares the estimated future undiscounted net cash flows expected to be generated by the asset group (including the eventual disposition of the asset group at residual value) to the asset group’s carrying value to determine if the asset group is recoverable. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, the Company records an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment, and such projections may vary from the cash flows eventually realized. For additional information on the impairment charge recorded in the nine months ended September 30, 2018, see "Note 6. Balance Sheet Components-Impairment of Property, Plant and Equipment" and "Note 7. Leasing-Impairment of Residential Lease Assets."

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. For additional information on the new standard and the impact to the Company's financial results, refer to Impact to Previously Reported Results below.

Module and Component Sales

The Company sells its solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts with the customer. There are no rights of return. Other than standard warranty obligations, there are no significant post-shipment obligations (including installation, training or customer acceptance clauses) with any of the Company's customers that could have an impact on revenue recognition. The Company's revenue recognition policy is consistent across all geographic areas.

Solar Power System Sales and Engineering, Procurement, and Construction Services

The Company designs, manufactures, and sells rooftop and ground-mounted solar power systems under construction and development agreements. EPC projects governed by customer contracts that require the Company to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. The Company recognizes revenue from EPC services over time as its performance creates or enhances an energy generation asset controlled by the customer. The Company uses an input method based on cost incurred as it believes that this method most accurately reflects the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

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

For sales of solar power systems in which the Company sells a controlling interest in the project to a customer, the Company recognizes all of the revenue for the consideration received, including the fair value of the noncontrolling interest obtained or retained, and defers any profit associated with the Company’s retained equity stake through “Equity in earnings of unconsolidated investees.” The deferred profit is subsequently recognized on a straight-line basis over the useful life of the underlying system. The Company estimates the fair value of the noncontrolling interest using an income approach based on the valuation of the entire solar project. Further, in situations where the Company sells membership interests in its project entities to third-party tax equity investors in return for tax benefits (generally federal and/or state investment tax credits and accelerated depreciation), the Company views the sale as a distinct performance obligation which is recognized at a point in time when the customers are eligible to claim the benefits, generally at substantial completion of the solar power projects. The fair value of the tax attributes generally begins with an independent third-party appraisal which supports the eligible cost basis for the qualifying solar energy property. In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reduction in tax benefits received under the investment tax credit and U.S. Treasury Department cash grant programs. Refer to "Note 10. Commitments and Contingencies" for further details.

The Company's arrangements may contain clauses such as contingent repurchase options, delay liquidated damages or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

Operations and Maintenance

The Company offers its customers various levels of post-installation O&M services with the objective of optimizing its customers' electrical energy production over the life of the system. The Company determines if the post-installation systems monitoring and maintenance qualifies as a separate performance obligation. Post-installation monitoring and maintenance is deferred at the time the contract is executed, based on the estimate of selling price on a standalone basis, and are recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

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

Due to the homogeneous nature of its leasing transactions, the Company manages its financing receivables on an aggregate basis when assessing credit risk. The Company also considers the credit risk profile for its lease customers to be homogeneous due to the criteria it uses to approve customers for its residential leasing program, which among other things, requires a minimum "fair" FICO credit quality. Accordingly, the Company does not regularly categorize its financing receivables by credit risk.

The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The Company maintains reserve percentages on past-due financing receivables aging buckets and bases such percentages on several factors, including consideration of historical credit losses and information derived from industry benchmarking. The Company also places doubtful financing receivables on nonaccrual status and discontinues recognition of interest revenue. Additionally, the Company continues to evaluate the potential for allowances on financing receivables should events and circumstances indicate that the Company might not be able to collect all amounts due according to the contractual terms of the underlying lease agreements given its decision to sell a portion of its interest in its residential lease portfolio. The Company evaluates the collectability of these financing receivables, applying estimates and judgments about future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards to determine whether an additional allowance for losses is required. The income approach, specifically a discounted cash flow analysis, includes assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by the Company. In accordance with such an evaluation, the Company would recognize an allowance for losses on the condensed consolidated statement of operations. For additional information see "Note 7. Leasing—Impairment of Residential Lease Assets."

Recently Adopted Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) to target improvements to accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The new guidance is effective for the Company no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption. The Company elected early adoption of the updated accounting standard on a modified retrospective basis in the first quarter of fiscal 2018. The adoption of this updated accounting standard did not result in a significant impact to the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the updated accounting standard in the first quarter of fiscal 2018. The adoption of the updated accounting standard did not result in a significant impact to the Company's condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) to provide final guidance on the presentation of net periodic pension and postretirement benefit cost. The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income or capitalized in assets. The other components will be recorded separately outside of operations and will not be eligible for capitalization. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. The Company adopted the updated accounting standard in the first quarter of fiscal 2018. The adoption of the updated accounting standard did not result in a significant impact to the Company's condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also to define what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. The Company adopted the updated accounting standard in the first quarter of fiscal 2018. The adoption of the updated accounting standard did not result in a significant impact to the Company's condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance was effective for the Company no later than the first quarter of fiscal 2018 and required a prospective approach to adoption. The Company adopted the updated accounting standard in the first quarter of fiscal 2018. The adoption of the updated accounting standard did not result in a significant impact to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) ("ASU 2016-01") to require equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which provided clarifications to ASU 2016-01. The Company adopted the updated accounting standard in the first quarter of fiscal 2018 on a prospective basis for its equity investments without readily determinable fair value and elected the cost less impairment (if any), adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer (the "measurement alternative method"). This election is reassessed on a required recurring basis. The adoption of the updated accounting standard did not result in a significant impact to the Company's condensed consolidated financial statements.

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

Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on the condensed consolidated financial statements as of December 31, 2017 and for the three and nine months ended October 1, 2017.

Impact to Previously Reported Results

Adoption of ASC 606 impacted our previously reported results as follows:

	December 31, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted
Accounts receivable, net	$215,479	$(10,513)	$204,966
Costs and estimated earnings in excess of billings	18,203	(18,203)	—
Contract assets	—	35,074	35,074
Prepaid expenses and other current assets	152,444	(6,235)	146,209
Property, plant and equipment, net	1,148,042	(197)	1,147,845
Solar power systems leased and to be leased, net	428,149	(58,931)	369,218
Long-term financing receivables, net	338,877	(8,205)	330,672
Other long-term assets	80,146	466,552	546,698
Accrued liabilities	267,760	(38,552)	229,208
Billings in excess of costs and estimated earnings	8,708	(8,708)	—
Contract liabilities, current portion	—	104,286	104,286
Customer advances, current portion	54,999	(54,999)	—
Customer advances, net of current portion	69,062	(69,062)	—
Contract liabilities, net of current portion	—	171,610	171,610
Other long-term liabilities	954,646	(150,524)	804,122
Accumulated deficit	(2,115,188)	445,291	(1,669,897)

	Three Months Ended October 1, 2017
(In thousands except per share)	As Reported	Adoption of ASC 606	As Adjusted

Revenue:
Solar power systems, components, and other	$427,049	$9,990	$437,039
Residential leasing	50,142	(1,345)	48,797
Cost of revenue:
Solar power systems, components, and other	428,056	3,882	431,938
Residential leasing	33,477	(868)	32,609
Gross margin	15,658	5,631	21,289
Interest expense	(21,898)	(134)	(22,032)
Other, net	(1,406)	1,070	(336)
Other expense, net	(22,668)	936	(21,732)
Loss before income taxes and equity in earnings of unconsolidated investees	(99,621)	6,567	(93,054)
Provision for income taxes	5,457	—	5,457
Equity in earnings of unconsolidated investees	15,308	1,451	16,759
Net loss	(78,856)	8,018	(70,838)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	24,609	—	24,609
Net loss attributable to stockholders	(54,247)	8,018	(46,229)

Net loss per share attributable to stockholders:
Basic	$(0.39)	$0.06	$(0.33)
Diluted	$(0.39)	$0.06	$(0.33)

	Nine Months Ended October 1, 2017
(In thousands except per share)	As Reported	Adoption of ASC 606	As Adjusted

Revenue:
Solar power systems, components, and other	$1,063,622	$(66,800)	$996,822
Residential leasing	150,091	(4,001)	146,090
Cost of revenue:
Solar power systems, components, and other	1,113,169	(60,163)	1,053,006
Residential leasing	100,583	(2,549)	98,034
Gross margin	(39)	(8,089)	(8,128)
Interest expense	(65,037)	(402)	(65,439)
Other, net	(19,340)	(69,768)	(89,108)
Other expense, net	(82,416)	(70,170)	(152,586)
Loss before income taxes and equity in earnings of unconsolidated investees	(366,200)	(78,259)	(444,459)
Provision for income taxes	1,073	—	1,073
Equity in earnings of unconsolidated investees	21,809	4,275	26,084
Net loss	(343,318)	(73,984)	(417,302)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	60,832	—	60,832
Net loss attributable to stockholders	(282,486)	(73,984)	(356,470)

Net loss per share attributable to stockholders:
Basic	$(2.03)	$(0.53)	$(2.56)
Diluted	$(2.03)	$(0.53)	$(2.56)

	Nine Months Ended October 1, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted

Net loss	$(343,318)	$(73,984)	$(417,302)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	133,541	(2,550)	130,991
Impairment of equity method investment	8,607	72,964	81,571
Equity in earnings of unconsolidated investees	(21,809)	(4,275)	(26,084)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	34,776	4,502	39,278
Costs and estimated earnings in excess of billings	13,551	(13,551)	—
Contract assets	—	3,556	3,556
Project assets	(62,024)	(7,119)	(69,143)
Prepaid expenses and other assets	150,628	(54,201)	96,427
Long-term financing receivables, net	(91,499)	133	(91,366)
Accounts payable and other accrued liabilities	(228,368)	7,738	(220,630)
Billings in excess of costs and estimated earnings	(68,702)	68,702	—
Customer advances	106,713	(106,713)	—
Contract liabilities	—	104,798	104,798
Net cash used in operating activities	(315,304)	—	(315,304)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(136,259)	—	(136,259)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	514,212	—	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	377,953	—	377,953

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. The new guidance is effective for the Company no later than the first quarter of 2020 with early adoption permitted. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the potential impact of this standard on its condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for the Company no later than the first quarter of 2020 with early adoption permitted. The Company is evaluating the potential impact of this standard on its condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The new guidance is effective for the Company no later than the first quarter of 2020 with early adoption permitted. The Company is evaluating the potential impact of this standard on its condensed consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) -- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to permit companies to reclassify disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") to retained earnings. Companies may adopt the new guidance using one of two transition methods: retrospective to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The new guidance is effective for the Company no later than the fourth quarter of fiscal 2018 with early adoption permitted. The Company will adopt the new standard in its fourth quarter of fiscal 2018 and does not expect it to have a material impact on its condensed consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment loss is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for the Company no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2017. The Company is evaluating the potential impact of this standard on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") to replace existing lease guidance and require all lessees to recognize a right-of-use asset and a liability for the obligation to make payments for all leases (except for short-term leases) on their balance sheet. All leases in scope will be classified as either operating or financing. Operating and financing leases will require the recognition of an asset and liability to be measured at the present value of the lease payments. ASU 2016-02 also makes a distinction between operating and financing leases for purposes of reporting expenses on the income statement. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under current GAAP (Topic 840 - Leases). The guidance will be effective for the Company in the first quarter of 2019 and early adoption is permitted. The Company will adopt the new guidance effective January 1, 2019. As part of the adoption of ASU 2016-02, the Company expects to elect certain of the practical expedients available. Upon adoption, the Company expects the consolidated balance sheets to include a right-of-use asset and liability related to the Company's lease arrangements. Further, solar leases that commence after January 1, 2019, where the Company is a lessor and which are currently accounted for as leases under Topic 840 will no longer meet the definition of a lease with the adoption of ASU 2016-02, and will instead be accounted for in accordance with ASC 606. In addition, the Company expects sale-leaseback transactions entered in after January 1, 2019 to be accounted for as a financing liability (i.e., failed sale) with no revenue or profit recognized at the inception of the transaction, consistent with current GAAP. Although the Company has not yet determined the final amounts as its evaluation is in-progress, it does expect the adoption of the new standard to have a material impact to its consolidated balance sheets given the requirement to present right-of-use assets and related liabilities for arrangements that qualify as leases.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of the Company's then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, the Company entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and the Company issued and sold, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. As of September 30, 2018, through the increase of the Company's total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of the Company's outstanding common stock has decreased to approximately 56%.

Supply Agreements

In November 2016, the Company and Total entered into a four-year, up to 200 megawatt ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of E-Series panels with an option to purchase up to another 50 MW of P-Series panels. In March 2017, the Company received a prepayment totaling $88.5 million. The prepayment is secured by certain of the Company's assets located in the United States and in Mexico.

The Company recognizes revenue for the solar panels supplied under this arrangement consistent with its revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, the Company started to supply Total with panels under the supply agreement and as of September 30, 2018, the Company had $16.1 million of "Contract liabilities, current portion" and $50.4 million of "Contract liabilities, net of current portion" on its Condensed Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 10. Commitments and Contingencies").

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

Amended and Restated Credit Support Agreement

In June 2016, the Company and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement"), which amended and restated the Credit Support Agreement dated April 28, 2011, by and between the Company and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company. At any time until December 31, 2018, Total S.A. will, at the Company's request, guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. Such letters of credit must be issued no later than December 31, 2018 and expire no later than March 31, 2020. Total S.A. is required to issue and enter into a Guaranty requested by the Company, subject to certain terms and conditions. In addition, Total will not be required to enter into the Guaranty if, after giving effect to the Company’s request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by the Company, would exceed $500.0 million in the aggregate. Such maximum amounts of credit support available to the Company can be reduced upon the occurrence of specified events.

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

In addition to the Credit Support Agreement, the Company and Total S.A. entered into the Letter Agreement in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of the Company's payment obligations of up to $100.0 million (the "Support Amount") under the Revolver with Credit Agricole, as "administrative agent," and the other lenders party thereto; See "Note 12. Debt and Credit Sources" for additional information on the Revolver with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, the Company is required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

Affiliation Agreement

The Company and Total have entered into an Affiliation Agreement that governs the relationship between Total and the Company (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., and any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of the Company.

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

Joint Projects with Total and its Affiliates:

The Company enters into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of September 30, 2018, the Company had $0.2 million of "Contract assets" and $5.0 million of "Accounts receivable, net" on its Condensed Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

In connection with a co-development project between the Company, Total and an independent third party, the Company sold 25% of its ownership interests in the co-development solar project to Total. The amount received from Total was immaterial for the three and nine months ended September 30, 2018. The Company intends to sell an additional 25% of its ownership interest to Total during the fourth quarter of 2018 and supply PV in late 2019 to the solar project. However, recent amendments to the feed-in-tariff rules in Japan have had a significant impact on the co-development project’s ability to secure financing and the Company is currently exploring alternatives to monetize its investment in the co-development project.

In connection with a co-development project between the Company and Total, the Company paid $0.5 million to Total for development fees during the three and nine months ended September 30, 2018.

In connection with a co-development project between the Company and Total, Total paid $0.5 million to the Company in exchange for the Company’s ownership interest in the co-development project during the three and nine months ended October 1, 2017.

Related-Party Transactions with Total and its Affiliates:

The following related party balances and amounts are associated with transactions entered into with Total and its Affiliates:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable	$4,965	$2,366
Contract assets	$199	$154
Contract liabilities, current portion[1]	$16,077	$12,744
Contract liabilities, net of current portion[1]	$50,442	$68,880
1 Refer to Note 10. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
EPC, O&M, and components revenue	$4,980	$12,500	$23,079	$19,683
Cost of revenue:
EPC, O&M, and components cost of revenue	$3,967	$9,793	$13,155	$14,198
Research and development expense:
Offsetting contributions received under the R&D Agreement	$3	$(15)	$(84)	$(119)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$1,393	$1,481	$4,176	$4,860
Interest expense incurred on the 0.75% debentures due 2018	$—	$375	$547	$1,125
Interest expense incurred on the 0.875% debentures due 2021	$547	$547	$1,641	$1,641
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	$3,000	$3,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018 and October 1, 2017 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	Residential		Commercial		Power Plant
Category	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Module and component sales	$122,235	$100,674	$66,191	$52,162	$46,202	$69,024
Solar power systems sales and EPC services	840	533	49,800	51,094	47,774	142,047
Operations and maintenance	2,335	1,909	1,407	1,295	9,249	7,807
Leasing[1]	69,860	48,797	11,781	9,861	589	633
Revenue	$195,270	$151,913	$129,179	$114,412	$103,814	$219,511
1Leasing revenue is accounted for in accordance with the lease accounting guidance.

	Nine Months Ended
(In thousands)	Residential		Commercial		Power Plant
Category	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Module and component sales	$335,083	$291,187	$192,322	$119,318	$165,292	$134,529
Solar power systems sales and EPC services	1,765	1,353	151,194	163,844	123,994	227,905
Operations and maintenance	4,830	3,783	4,291	3,297	27,892	24,098
Leasing[1]	228,205	146,090	32,580	25,225	1,800	2,283
Revenue	$569,883	$442,413	$380,387	$311,684	$318,978	$388,815
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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company's condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2018 and October 1, 2017 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Decrease in revenue from net changes in transaction prices	$(7,692)	$—	$(12,331)	$—
Increase (decrease) in revenue from net changes in input cost estimates	(1,118)	—	(11,401)	(786)
Net increase (decrease) in revenue from net changes in estimates	$(8,810)	$—	$(23,732)	$(786)

Number of projects	4	—	7	2

Net change in estimate as a percentage of aggregate revenue for associated projects	(5.7)%	—%	(6.0)%	(1.7)%

For the three and nine months ended September 30, 2018, revenue decreased $8.8 million and $23.7 million, respectively, from net changes in transaction prices and input cost estimates. The changes were primarily due to product cost forecast changes related to the redesign of certain project materials. For the nine months ended October 1, 2017, revenue decreased $0.8 million from net changes in input cost estimates. The changes in input cost estimates were primarily due to product cost forecast changes as photovoltaic ("PV") installation related to certain projects has been completed.

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Contract liabilities exclude deferred revenue related to the Company's residential lease program which are accounted for under the lease accounting guidance. Refer to "Note 6. Balance Sheet Components" for further details.

During the nine months ended September 30, 2018, the increase in contract assets of $38.0 million was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the nine months ended September 30, 2018, the decrease in contract liabilities of $39.9 million was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended September 30, 2018, the Company recognized revenue of $58.5 million that was included in contract liabilities as of July 1, 2018. During the nine months ended September 30, 2018, the Company recognized revenue of $115.3 million that was included in contract liabilities as of December 31, 2017.

The following table represents the Company's remaining performance obligations as of September 30, 2018 for its sales of solar power systems, including projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that the Company is constructing or expects to construct. The Company expects to recognize $148.4 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Joint Base Anacostia Bolling (JBAB)	Solar power systems sales and EPC services	Constellation	2018	98.0%
Miyagi Osato Solar Park	Solar power systems sales and EPC services	SB Energy and TOTAL Solar	2018	85.0%
Distribution Generation	Solar power systems sales and EPC services	Various	2020	72.4%[1]
Power Plant Development Projects	Solar power systems sales and EPC services	Clearway	2022	60.0%[1]
1Denotes average percentage of revenue recognized.

As of September 30, 2018, the Company entered into contracts with customers for the future sale of modules and components for an aggregate transaction price of $336.2 million, the substantial majority of which the Company expects to recognize as revenue through 2019. As of September 30, 2018, the Company had entered into O&M contracts of utility-scale PV solar power systems. The Company expects to recognize $10.5 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

Note 4. DIVESTITURE

Divestment of Microinverter Business

On August 9, 2018, the Company completed the sale to Enphase of certain assets and intellectual property related to the production of microinverters in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (the “Closing Shares”), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered into on June 12, 2018. The Company received the Closing Shares and $15.0 million cash payment upon closing, and expects to receive the final $10.0 million cash payment of the purchase price on or before December 10, 2018.

In addition, in connection with the closing of the Purchase Agreement, Enphase and the Company entered into a master supply agreement ("MSA") under which SunPower will exclusively procure module-level power electronics and related equipment for use in the U.S. residential market from Enphase for a period of five years. The MSA contains certain minimum volume and pricing commitments and exclusivity provisions, the breach of which would entitle Enphase to certain liquidated damages. The initial term of the MSA is through December 31, 2023, and the MSA term shall automatically be extended for successive two-year periods unless either party provides written notice of non-renewal. The MSA also includes customary provisions relating to requirements forecasting, warranty, liability, and quality assurance provisions. In accordance with the Company’s consideration of the terms of this arrangement and analysis of market pricing for products covered by the MSA, the Company believes the MSA is consistent with market-based terms observed in the module-level power electronics market.

In connection with the closing of the Purchase Agreement, the Company and Enphase also entered in a Stockholders Agreement to establish certain SunPower rights and obligations related to the Closing Shares, including SunPower's right to appoint one person to the Enphase board of directors, a six-month lock up period, certain additional transfer restrictions on the Closing Shares, registration rights, and voting, standstill and other undertakings by SunPower.

Upon closing of this transaction, the Company recognized a gain which is summarized in the following table:

As of
(In thousands)	August 9, 2018
Cash consideration	$25,000
Closing shares	42,600
Less transaction costs	(1,743)
Total consideration	65,857
Assets sold	(6,510)
Gain on business divestiture	$59,347

The Company utilized the quoted price in active markets for the acquired Enphase common stock (a Level 1 input under the fair value measurement standards) to value the Closing Shares. During the three and nine months ended September 30, 2018, the Company recognized a $59.3 million gain on business divestiture included on the Condensed Consolidated Statements of Operations.

Note 5. OTHER INTANGIBLE ASSETS

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of September 30, 2018:
Patents and purchased technology	$42,773	$(28,274)	$14,499

As of December 31, 2017:
Patents and purchased technology	$52,313	$(26,794)	$25,519

In connection with the divestment of the Company's microinverter business on August 9, 2018, the Company disposed intangible assets with gross amount of $10.2 million and net book value of $4.1 million. Refer to "Note 4. Divestiture" for further details on the transaction.

During the three and nine months ended September 30, 2018, aggregate amortization expense for intangible assets totaled $2.3 million and $7.6 million, respectively. During the three and nine months ended October 1, 2017, aggregate amortization expense for intangible assets totaled $3.0 million and $10.5 million, respectively.

As of September 30, 2018, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2018 (remaining three months)	$2,031
2019	7,704
2020	4,749
Thereafter	15
Total future amortization expense	$14,499

Note 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable, gross[1,2]	$253,476	$242,327
Less: allowance for doubtful accounts[3]	(30,296)	(35,387)
Less: allowance for sales returns	(4,144)	(1,974)
Accounts receivable, net	$219,036	$204,966
1Includes short-term financing receivables held for sale associated with solar power systems leased of $23.0 million and $19.1 million as of September 30, 2018 and December 31, 2017, respectively (see "Note 7. Leasing").

2The Company pledged accounts receivable of $1.4 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively, to third-party investors as security for the Company's contractual obligations.

3Includes allowance for losses of $10.2 million on the short-term financing receivables associated with solar power systems leased, out of which $1.7 million and $4.4 million were recognized during the three and nine months ended September 30, 2018, respectively (see "Note 7. Leasing").

Inventories

	As of
(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$56,853	$59,288
Work-in-process	69,554	111,164
Finished goods	256,481	182,377
Inventories	$382,888	$352,829

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	September 30, 2018	December 31, 2017
Deferred project costs[1]	$27,303	$33,534
VAT receivables, current portion	10,243	11,561
Deferred costs for solar power systems to be leased	27,359	25,076
Derivative financial instruments	281	2,612
Other receivables	44,301	49,015
Prepaid taxes	580	426
Other prepaid expenses	19,932	23,434
Other current assets	399	551
Prepaid expenses and other current assets	$130,398	$146,209
1As of September 30, 2018 and December 31, 2017, the Company had pledged deferred project costs of $1.0 million, and $2.9 million, respectively, to third-party investors as security for the Company's contractual obligations.

Project Assets - Plants and Land

	As of
(In thousands)	September 30, 2018	December 31, 2017
Project assets — plants	$80,024	$90,879
Project assets — land	1,355	12,184
Project assets - plants and land	$81,379	$103,063
Project assets — plants and land, current portion	$81,215	$103,063

As a result of the Company's evaluation of its ability to recover the costs incurred to date for its solar development assets, management determined that $24.7 million of costs should be written off. Such charges were recorded as a component of cost of goods sold for the three months ended April 1, 2018. While the Company considered all reasonably available information, the estimate includes significant risks and uncertainties as the pricing environment in the solar industry is currently volatile with increased uncertainty brought about by the tariffs imposed pursuant to the Section 201 trade case. During the three months ended September 30, 2018, the Company entered into an arrangement with a customer to sell its remaining U.S. power plant development portfolio. Based on the various performance obligations in the arrangement and the Company's estimates of variable considerations it is entitled to upon achievement of certain performance milestones, the Company recognized the majority of the gross profit of $20.9 million during the three months ended September 30, 2018, when control over the assets transferred to the customer.

Property, Plant and Equipment, Net

	As of
(In thousands)	September 30, 2018	December 31, 2017
Manufacturing equipment	$98,626	$406,026
Land and buildings	134,884	197,084
Leasehold improvements	119,301	297,522
Solar power systems[2]	487,866	451,678
Computer equipment	100,407	111,183
Furniture and fixtures	10,430	12,621
Construction-in-process	11,630	14,166
Property, plant and equipment, gross	963,144	1,490,280
Less: accumulated depreciation	(202,554)	(342,435)
Property, plant and equipment, net[1]	$760,590	$1,147,845
1Includes a non-cash impairment charge of $369.2 million recorded during the second quarter of fiscal 2018 associated with upstream asset group, which excludes all solar power systems as these are part of the downstream asset group. Impairment and accumulated depreciation are included in each asset category, representing the new cost basis in accordance with ASC 360.

2Includes $454.3 million and $419.0 million of solar power systems associated with sale-leaseback transactions under the financing method as of September 30, 2018 and December 31, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 25 years (see "Note 7. Leasing").

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	September 30, 2018	December 31, 2017
United States	$488,128	$488,970
Philippines	106,792	325,601
Malaysia	129,295	233,824
Mexico	23,884	80,560
Europe	12,358	18,767
Other	133	123
Property, plant and equipment, net, by geography[1]	$760,590	$1,147,845
1Property, plant and equipment, net by geography is based on the physical location of the assets.

Impairment of Property, Plant and Equipment

In the second quarter of fiscal 2018, the Company announced its proposed plan to change its corporate structure into upstream and downstream business units, and long-term strategy to upgrade its IBC technology to next generation technology (“NGT”). Accordingly, the Company expects to upgrade the equipment associated with its manufacturing operations for the production of NGT over the next several years. Because of these planned changes that will impact the utilization of its manufacturing assets and continued pricing challenges in the industry, the Company determined that indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, the Company determined that its estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

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

In accordance with such evaluation, the Company recognized a non-cash impairment charge of $369.2 million for the second quarter of fiscal 2018 and for the nine months ended September 30, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the condensed consolidated statement of operations for the second quarter of fiscal 2018 and for the nine months ended September 30, 2018 based on the departments such assets are servicing. Further, the $355.1 million non-cash impairment charge within "Cost of revenue" was allocated among the Company’s three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the second quarter of fiscal 2018 and for the nine months ended September 30, 2018.

Other Long-term Assets

	As of
(In thousands)	September 30, 2018	December 31, 2017
Equity investments with readily determinable fair value	36,375	—
Equity investments without readily determinable fair value	31,739	35,840
Equity method investments[1]	39,189	450,000
Other[2]	69,368	60,858
Other long-term assets	$176,671	$546,698
1On June 19, 2018, the Company completed the sale of its equity interest in the 8point3 Group. As of September 30, 2018 and December 31, 2017, the Company's investment in the 8point3 Group had a carrying value of zero and $382.7 million, respectively (see "Note 11. Equity Investments").

2As of September 30, 2018 and December 31, 2017, the Company had pledged deferred project costs of $6.2 million and $6.4 million, respectively, to third-party investors as security for the Company's contractual obligations.

Accrued Liabilities

	As of
(In thousands)	September 30, 2018	December 31, 2017
Employee compensation and employee benefits	$37,367	$53,225
Deferred revenue[1]	2,008	3,242
Interest payable	14,862	15,396
Short-term warranty reserves	28,211	25,222
Restructuring reserve	10,270	3,886
VAT payables	7,627	8,691
Derivative financial instruments	322	1,452
Legal expenses	26,253	48,503
Taxes payable	21,050	21,307
Liability due to supply agreement	19,098	21,389
Other	34,755	26,895
Accrued liabilities	$201,823	$229,208
1Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	September 30, 2018	December 31, 2017
Deferred revenue[1]	$59,024	$67,001
Long-term warranty reserves	144,399	156,082
Long-term sale-leaseback financing	513,878	479,597
Unrecognized tax benefits	20,761	19,399
Long-term pension liability	5,078	4,465
Derivative financial instruments	262	1,175
Long-term liability due to supply agreement	45,360	57,611
Other	15,123	18,792
Other long-term liabilities	$803,885	$804,122
1Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	September 30, 2018	December 31, 2017
Cumulative translation adjustment	$(9,077)	$(6,631)
Net unrealized gain (loss) on derivatives	1,732	(541)
Net gain on long-term pension liability adjustment	4,164	4,164
Deferred taxes	(420)	—
Accumulated other comprehensive loss	$(3,601)	$(3,008)

Note 7. LEASING

Residential Lease Program

The Company offers a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$812,602	$749,697
Solar power systems to be leased	18,002	26,830
	830,604	776,527
Less: accumulated depreciation and impairment[3]	(467,986)	(407,309)
Solar power systems leased and to be leased, net	$362,618	$369,218
1Solar power systems leased and to be leased, net are physically located exclusively in the United States.

2As of September 30, 2018 and December 31, 2017, the Company had pledged solar assets with an aggregate book value of $106.4 million and $112.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

3 For the nine months ended September 30, 2018, the Company recognized a non-cash impairment charge of $68.1 million on solar power systems leased and to be leased.

The following table presents the Company's minimum future rental receipts on operating leases placed in service as of September 30, 2018:

(In thousands)	Fiscal 2018 (remaining three months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$10,262	$37,851	$37,933	$38,019	$38,108	$515,175	$677,348
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of September 30, 2018 and December 31, 2017, the Company's net investment in sales-type leases presented within "Accounts receivable, net" and "Long-term financing receivables, net" on the Company's Condensed Consolidated Balance Sheets was as follows:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Financing receivables, held for sale[1]:
Minimum lease payments receivable[2]	$860,921	$690,249
Unguaranteed residual value	92,146	73,344
Unearned income	(145,042)	(115,854)
Allowance for estimated losses	(396,957)	(297,972)
Net financing receivables, held for sale	$411,068	$349,767
Net financing receivables - current, held for sale	$23,047	$19,095
Net financing receivables - non-current held for sale	$388,021	$330,672
1As of September 30, 2018 and December 31, 2017, the Company had pledged financing receivables of $110.7 million and $113.4 million, respectively, to third-party investors as security for the Company's contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

2Net of allowance for doubtful accounts amounting to $8.3 million and $6.1 million, as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2018 (remaining three months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$12,681	$45,260	$45,630	$46,002	$46,385	$664,963	$860,921
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

Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represent gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term and the system's estimated residual value, net of unearned income and allowance for estimated losses. The Company’s evaluation of the recoverability of these financing receivables is based on evaluation of the likelihood, based on current information and events, and whether the Company will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, the Company recognizes an allowance for losses on financing receivables based on its estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "residential lease portfolio."

In conjunction with its efforts to generate more available liquid funds and simplify its balance sheets, the Company made the decision to sell a portion of its interest in the residential lease portfolio and engaged an external investment banker to assist with its related marketing efforts in the fourth quarter of fiscal 2017. As a result of these events, in the fourth quarter of fiscal 2017, the Company determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of its residential lease portfolio.

In proceeding with the impairment evaluation, the Company determined that financing receivables related to sales-type leases, which were previously classified as held for investment, qualified as held for sale based on the Company's decision to sell a portion of its interest in the residential lease portfolio. Accordingly, the Company recognized an allowance for estimated losses for the amount by which cost exceeded fair value. In addition, the Company reviewed the cash flows it would expect to derive from the underlying asset that it recovers from the lessees (unguaranteed residual value). Due to the Company’s planned sale of a portion of its residential lease portfolio and based on the indication of value received, the Company determined that the decline in estimated residual value was other than temporary.

The Company first performed a recoverability test for the assets subject to operating leases by estimating future undiscounted net cash flows expected to be generated by the assets, based on its own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets subject to operating leases, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, the Company considered the probability of selling the assets subject to operating leases and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the assets and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test. Based on the evaluation performed, the Company determined that as of December 31, 2017, the estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the assets subject to operating leases, and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value.

The Company computed the fair value for the financing receivables associated with sales-type leases and long-lived assets subject to operating leases using consistent methodology and assumptions that market participants would use in their estimates of fair value. The estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The impairment evaluation was based on the income approach (specifically a discounted cash flow analysis) and included assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, all of which require significant judgment by management.

As of September 30, 2018, the Company is in the process of finalizing the deal terms with the intended purchaser. Accordingly, the Company updated the impairment evaluation discussed above to include new leases that were placed in service since the last evaluation was performed. In accordance with such evaluation, the Company recognized an additional non-cash impairment charge of $53.5 million and $170.9 million as "Impairment of residential lease assets" on the Condensed Consolidated Statement of Operations for the third quarter of fiscal 2018 and the nine months ended September 30, 2018, respectively. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, the Company allocated a portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $1.9 million and a net loss of $12.0 million for the three and nine months ended September 30, 2018, respectively. As a result, the net impairment charges attributable to SunPower stockholders totaled $55.4 million and $158.9 million for the three and nine months ended September 30, 2018, respectively, and were recorded within the Residential Segment.

The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with the Company's estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the final terms are negotiated between the Company and the intended purchaser, the Company may be exposed to additional impairment charges in the future, which could be material to the results of operations.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases for which the deferred profit on the sale of these systems is recognized over the term of the lease. As of September 30, 2018, future minimum lease obligations associated with these systems were $67.3 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will also be recognized over the lease terms of up to 25 years and are contingent upon the amounts of energy produced by the solar power systems.

Certain sale-leaseback arrangements of solar power systems involve integral equipment, as defined under the accounting guidance for such transactions, as the Company has continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, the Company accounts for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities. The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see "Note 6. Balance Sheet Components"). As of September 30, 2018, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $433.8 million, which will be recognized over the lease terms of up to 30 years. During the three and nine months ended September 30, 2018 the Company had net financing proceeds of $15.5 million and $32.3 million, respectively, in connection with these sale-leaseback arrangements. During the three and nine months ended October 1, 2017, the Company had net financing proceeds of $53.7 million and $95.7 million, respectively, in connection with these sale-leaseback arrangements. As of September 30, 2018 and December 31, 2017, the carrying amount of the sale-leaseback financing liabilities presented within "Other long-term liabilities" on the Company's Condensed Consolidated Balance Sheets was $513.9 million and $479.6 million, respectively (see "Note 6. Balance Sheet Components").

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 30, 2018 or December 31, 2017.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(In thousands)	Total Fair Value	Level 2	Level 1	Total Fair Value	Level 2
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 13)	$281	$281	$—	$2,579	$2,579
Other long-term assets:
Marketable equity investments (Note 11)	36,375	—	36,375	—	—
Derivative financial instruments (Note 13)	2,142	2,142	—	—	—
Total assets	$38,798	$2,423	$36,375	$2,579	$2,579
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 13)	$322	$322	$—	$1,452	$1,452
Other long-term liabilities:
Derivative financial instruments (Note 13)	261	261	—	1,174	1,174
Total liabilities	$583	$583	$—	$2,626	$2,626

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of September 30, 2018, there were no such items recorded at fair value, with the exception of the Company's property, plant and equipment (see "Note 6. Balance Sheet Components"), residential lease assets (see "Note 7. Leasing"), a held-to-maturity debt security and certain non-marketable equity investments. As of October 1, 2017, the Company did not have any other significant assets or liabilities that were measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, are Philippine government bonds that the Company maintains as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, these bonds had a carrying value of $5.8 million and $6.2 million, respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would affect its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any presented period. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity Investments

The following discusses the Company's marketable equity investments, non-marketable equity investments and equity method investments.

Marketable Equity Investments

In connection with the divestment of the Company's microinverter business to Enphase on August 9, 2018, the Company received 7.5 million shares of Enphase common stock (see "Note 4. Divestiture" for further details). The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01. For the three and nine months ended September 30, 2018, the Company recognized an unrealized loss of $6.2 million within "Other, net" under other income (expense), net, on the Condensed Consolidated Statement of Operations.

Non-Marketable Equity Investments

The Company's non-marketable equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for the non-marketable equity investments at cost less impairment. On January 1, 2018, the Company adopted ASU 2016-01 and elected to adjust the carrying value of its non-marketable equity securities to fair value for observable transactions for identical or similar investments of the same issuer (referred to as the measurement alternative method). Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities the Company holds. As of September 30, 2018 and December 31, 2017, the Company had $31.7 million and $35.8 million, respectively, in investments accounted for under the measurement alternative method.

Equity Method Investments

The Company's investments accounted for under the equity method are described in Note 11. Equity Investments. The Company monitors these investments, which are included within "Other long-term assets" in its Condensed Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, which required the Company to restate each prior period presented. The Company's carrying value in the 8point3 Group materially increased upon adoption which required the Company to amend its historical evaluations of the potential for other-than-temporary impairment on its investment in the 8point3 Group. In accordance with such updated evaluations, the Company recognized impairment losses on the 8point3 investment balance during the first and fourth quarters of fiscal 2017 using a combination of Level 1 and Level 3 measurements. In June 2018, the Company completed its divestiture of the 8point3 Group (see "Note 11. Equity Investments"). As of September 30, 2018 and December 31, 2017, the Company had $39.2 million and $450.0 million, respectively, in investments accounted for under the equity method (see "Note 11. Equity Investments").

Note 9. RESTRUCTURING

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, the Company adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on photovoltaic cells and modules pursuant to Section 201 of the Trade Act of 1974 and the Company's broader initiatives to control costs and improve cash flow. In connection with the plan, which is expected to be completed by mid-2019, the Company expects between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of the Company’s global workforce, with a portion of those employees exiting the Company as part of a voluntary departure program. The changes to the Company’s workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company expects to incur restructuring charges totaling approximately $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). A substantial portion of such charges are expected to be incurred in fiscal 2018, and the Company expects between $17 million and $25 million of the charges to be cash. The actual timing and costs of the plan may differ from the Company’s current expectations and estimates. Cumulative costs were $13.8 million as of September 30, 2018.

December 2016 Restructuring Plan

During the fourth quarter of fiscal 2016, the Company adopted a restructuring plan to reduce costs and focus on improving cash flow, primarily related to the closure of the Company’s Philippine-based Fab 2 manufacturing facility. There were $2.2 million of charges related to this plan recorded during the first nine months of fiscal 2018 and cumulative costs incurred were $195.0 million as of September 30, 2018. The restructuring activities were substantially complete as of July 1, 2018, and any remaining costs to be incurred are not expected to be material.

August 2016 Restructuring Plan

During the third quarter of fiscal 2016, the Company adopted a restructuring plan in response to expected near-term challenges primarily relating to realigning the Company’s Power Plant Segment. In connection with the realignment, the Company incurred restructuring charges consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. In the first nine months of fiscal 2018, the Company incurred net charges of $2.7 million. The realignment was substantially complete as of September 31,2018, and the Company does not expect a significant number of employees to be affected by remaining actions. Cumulative costs incurred were $37.9 million as of September 30, 2018.

Legacy Restructuring Plans

Prior to fiscal 2016, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market, which included the consolidation of the Company's Philippine manufacturing operations, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of the second quarter of 2017, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $143.7 million as of September 30, 2018.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
February 2018 Restructuring Plan:
Severance and benefits	$2,881	$—	$13,374	$—
Other costs[1]	58	—	398	—
Total February 2018 Restructuring Plan	2,939	—	13,772	—
December 2016 Plan:
Severance and benefits	(89)	1,702	(804)	4,410
Lease and related termination costs	—	150	6	707
Other costs[1]	71	1,359	2,961	13,186
Total December 2016 Plan	(18)	3,211	2,163	18,303
August 2016 Plan:
Severance and benefits	973	85	2,525	(898)
Lease and related termination costs	—	—	—	2
Other costs[1]	29	242	147	879
Total August 2016 Plan	1,002	327	2,672	(17)

Legacy Restructuring Plans	—	(21)	(3)	(10)
Total restructuring charges	$3,923	$3,517	$18,604	$18,276
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the three and nine months ended September 30, 2018:

	Nine Months Ended
(In thousands)	December 31, 2017	Charges (Benefits)	(Payments) Recoveries	September 30, 2018
February 2018 Restructuring Plan:
Severance and benefits	$—	$13,374	$(4,918)	$8,456
Other costs[1]	—	398	(398)	—
Total February 2018 Restructuring Plan	—	13,772	(5,316)	8,456
December 2016 Restructuring Plan:
Severance and benefits	1,862	(804)	(1,010)	48
Lease and related termination costs	—	6	(6)	—
Other costs[1]	54	2,961	(3,015)	—
Total December 2016 Restructuring Plan	1,916	2,163	(4,031)	48
August 2016 Restructuring Plan:
Severance and benefits	1,735	2,525	(2,748)	1,512
Other costs[1]	39	147	(121)	65
Total August 2016 Restructuring Plan	1,774	2,672	(2,869)	1,577

Legacy Restructuring Plans	196	(3)	(4)	189
Total restructuring reserve activities	$3,886	$18,604	$(12,220)	$10,270
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. As of September 30, 2018, future minimum lease payments for facilities under operating leases were $36.4 million, to be paid over the remaining contractual terms of up to 8.1 years. The Company also leases certain buildings, machinery and equipment under non-cancellable capital leases. As of September 30, 2018, future minimum lease payments for assets under capital leases were $3.0 million, to be paid over the remaining contractual terms of up to 4.6 years.

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by three vendors for periods of up to 5 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements or fails to satisfy its obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 30, 2018 are as follows:

(In thousands)	Fiscal 2018 (remaining three months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total[1]
Future purchase obligations	$203,481	$264,966	$373,290	$35,950	$34,200	$32,550	$944,437
1Total future purchase obligations were composed of $181.4 million related to non-cancellable purchase orders and $763.1 million related to long-term supply agreements.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials is regularly compared to expected demand. The Company anticipates total obligations related to long-term supply agreements for inventories, some of which (in the case of polysilicon) are at purchase prices significantly above current market prices for similar materials, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on the Company's long-term operating plans. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company's purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed annually by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company was required to make prepayments to the vendors over the terms of the arrangements. As of September 30, 2018 and December 31, 2017, advances to suppliers totaled $186.8 million and $216.0 million, respectively, of which $69.7 million and $30.7 million, respectively, is classified as Advances to suppliers, current portion in the Company's Condensed Consolidated Balance Sheets. One supplier accounted for 99% of total advances to suppliers as of both September 30, 2018 and December 31, 2017.

Advances from Customers

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on the Company's Consolidated Balance Sheets as of September 30, 2018 is as follows:

(In thousands)	Fiscal 2018 (remaining three months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Estimated utilization of advances from customers	$33,518	$20,793	$33,441	$11,691	$—	$—	$99,443

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, the Company and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, the Company received a prepayment totaling $88.5 million. As of September 30, 2018, the advance payment from Total was $66.5 million, of which $16.1 million was classified as short-term in the Company's Condensed Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Balance at the beginning of the period	$176,785	$172,466	$181,303	$161,209
Accruals for warranties issued during the period	6,479	7,373	13,979	22,809
Settlements and adjustments during the period	(10,654)	(2,853)	(22,672)	(7,032)
Balance at the end of the period	$172,610	$176,986	$172,610	$176,986

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

Contingent Obligations

Project agreements entered into with the Company's Commercial and Power Plant customers often require the Company to undertake obligations including: (i) system output performance warranties and (ii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified time frames or other milestones are not achieved. Historically, the Company's systems have performed significantly above their performance warranty thresholds, and there have been no cases in which the Company has had to buy back a system. As of September 30, 2018 and December 31, 2017, the Company had $5.2 million and $6.4 million, respectively, classified as "Accrued liabilities," and $4.3 million and $3.1 million, respectively, classified as "Other long-term liabilities" in the condensed consolidated balance sheets for such obligations.

Future Financing Commitments

The Company is required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 11. Equity Investments"). As of September 30, 2018, the Company has future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year:
2018 (remaining three months)	$3,840
2019	300
2020	2,900
$7,040

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $20.8 million and $19.4 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are included within "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, the Company has provided indemnification to customers and investors under which the Company is contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and Treasury Cash Grant programs. The Company applies for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of the Company’s development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by the Company's customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. The Company uses the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. For sales contracts that have such indemnification provisions, the Company recognizes a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. The Company recognizes such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies," and reduce the revenue recognized in the related transaction. The Company initially estimates the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, the Company derecognizes such amount typically upon expiration or settlement of the arrangement. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of September 30, 2018, and December 31, 2017, the Company's provision was $4.2 million and $12.8 million, respectively, for tax related indemnifications. On June 19, 2018, the Company completed the sale of its equity interest in the 8point3 Group. In connection with the transaction, the Company released approximately $8.3 million of tax related indemnifications previously recorded as a result of the ASC 606 adoption effective January 1, 2018.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for the majority of its non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. The Company recognizes the overfunded or underfunded status of its pension plans as an asset or liability on its Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the underfunded status of the Company’s pension plans presented within "Other long-term liabilities" on the Company’s Condensed Consolidated Balance Sheets was $5.1 million and $4.5 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded within "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to the Company’s benefit plans was zero for the three and nine months ended September 30, 2018 and October 1, 2017.

Legal Matters

Class Action and Derivative Suits

On August 16, 2016, a class action lawsuit was filed against the Company and certain of its officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from February 17, 2016 through August 9, 2016 (the "Class Period"). On December 9, 2016, the court appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of the Company's August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. On April 18, 2018, the court dismissed the complaint for failure to state a claim, with leave to amend. On May 8, 2018, a second amended complaint was filed. On October 9, 2018, the court dismissed the complaint for failure to state a claim, with no further opportunity to amend. The deadline to appeal is November 9, 2018.

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

Note 11. EQUITY INVESTMENTS

The Company's equity investments consist of equity method investments, equity investments with readily determinable fair value and equity investments without readily determinable fair value.

Equity Method Investments

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

8point3 Energy Partners ("8point3 Group")

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by the Company and First Solar, (together with the Company, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO").

The Company concluded that it was not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries because, although the Sponsors are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination, the Company considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contributed to the activities that most significantly impacted the 8point3 Group's economic performance. The Company accounted for its investment in the 8point3 Group using the equity method because the Company determined that, notwithstanding the division of management and ownership interests between the Sponsors, the Company exercised significant influence over the operations of the 8point3 Group.

During the three and nine months ended September 30, 2018, the Company received zero and $16.2 million, respectively, in dividend distributions from the 8point3 Group. During the three and nine months ended October 1, 2017, the Company received $7.6 million and $22.2 million, respectively, in dividend distributions from the 8point3 Group.

Under previous guidance for leasing transactions, the Company treated the portion of the sale of the residential lease portfolio originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease portfolio as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. Upon adoption of ASC 606 on January 1, 2018, the Company deconsolidated the residential lease portfolio and as a result, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group.

On June 19, 2018, the Company completed the sale of its equity interest in the 8point3 Group. As a result of this transaction, the Company received, after the payment of fees, expenses and other amounts, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group. In connection with the sale, the Company recognized a $34.4 million gain within "Other, net" in "Other income (expense), net" of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018, respectively.

Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd. ("Dongfang")

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

Equity Investments with Readily Determinable Fair Value

Enphase Energy, Inc.

In August 2018, the Company completed the sale to Enphase of certain assets and intellectual property related to the production of microinverters and received, as a portion of the total consideration in the transaction, 7.5 million shares of Enphase common stock, roughly equivalent to a 7.7% equity ownership interest in Enphase. The Company also received the right to appoint one person to the Enphase board of directors, subject to certain conditions.

The Company has concluded that it is not the primary beneficiary of Enphase because, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of Enphase that most significantly impact its economic performance. The Company accounts for its investment in Enphase at fair value through net income.

Equity Investments without Readily Determinable Fair Value

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

In connection with the initial investment in Tendril, the Company also entered into commercial agreements with Tendril under a master services agreement and related statements of work. Under these commercial agreements, Tendril will use up to $13.0 million of the Company's initial investment to develop, jointly with the Company, certain solar software solution products. The Company's reassessment of its total investment in Tendril concluded that it continues to constitute a minority stake and remains accounted for under the measurement alternative method.

Equity Investments in Project Entities

The Company has from time to time maintained noncontrolling interests in its development project entities, which may be accounted for as either equity method investments or measurement alternative method securities depending on whether the Company exercises significant influence over the investee. The Company’s involvement in these entities primarily takes two forms, (i) the Company may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which the Company’s products are also sold to the entity under separate agreements, or (ii) the Company may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, the Company may maintain its investment for all or part of the operational life of the project or may seek to subsequently dispose of its investment. For sales of solar power systems where the Company maintains an equity interest in the project sold to the customer, the Company recognizes all of the consideration received, including the fair value of the noncontrolling interest it obtained, as revenue and defers any profits associated with the Company's retained equity stake through "Equity in earnings (loss) of unconsolidated investees." During the first half of fiscal 2018, the Company sold its remaining noncontrolling interests in the Boulder Solar I project, which was accounted for as equity method investment, resulting in a gain of $15.6 million within "Other income (expense), net" of the Condensed Consolidated Statements of Operations.

The Company's share of its earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in its Condensed Consolidated Statements of Operations. Unrealized gains and losses on equity investments are reflected as "Other, net" under other income (expense), net of the Condensed Consolidated Statements of Operations. The carrying value of the Company's equity investments, classified as "Other long-term assets" in its Condensed Consolidated Balance Sheets, are as follows:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Equity method investments:
Diamond Energy	$4,419	$4,256
Dongfang	34,156	24,562
8point3	—	382,678
Project entities	614	38,504
Total equity method investments	39,189	450,000
Equity investments with readily determinable fair value:
Enphase	36,375	—
Total equity investments with readily determinable fair value	36,375	—
Equity investments without readily determinable fair value:
Tendril	22,922	22,922
Project entities	2,958	7,059
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	31,739	35,840
Total equity investments	$107,303	$485,840

Related-Party Transactions with Investees

Intercompany transactions with investees are as follows:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable	$—	$1,275
Accounts payable	12,894	3,764
Accrued liabilities	4,278	4,161
Contract liabilities	—	175

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Payments made to investees for products/services	$33,858	$—	$54,989	$—
Revenues and fees received from investees for products/services[1]	616	4,595	3,915	29,803
1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt on its Condensed Consolidated Balance Sheets:

	September 30, 2018				December 31, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$419,647	$419,647	$425,000	$—	$418,715	$418,715
0.875% debentures due 2021	400,000	—	398,234	398,234	400,000	—	397,739	397,739
0.75% debentures due 2018	—	—	—	—	300,000	299,685	—	299,685
CEDA loan	30,000	—	29,044	29,044	30,000	—	28,538	28,538
Non-recourse financing and other debt[1]	641,053	65,248	560,012	625,260	466,766	57,131	399,134	456,265
	$1,496,053	$65,248	$1,406,937	$1,472,185	$1,621,766	$356,816	$1,244,126	$1,600,942
1Other debt excludes payments related to capital leases, which are disclosed in "Note 10. Commitments and Contingencies."

As of September 30, 2018, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2018 (remaining three months)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Aggregate future maturities of outstanding debt	$56,779	$14,153	$17,768	$504,055	$16,026	$887,272	$1,496,053

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	September 30, 2018			December 31, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$419,647	$425,000	$358,313	$418,715	$425,000	$368,399
0.875% debentures due 2021	398,234	400,000	330,720	397,739	400,000	315,132
0.75% debentures due 2018	—	—	—	299,685	300,000	299,313
	$817,881	$825,000	$689,033	$1,116,139	$1,125,000	$982,844
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

0.75% Debentures Due 2018

In May 2013, the Company issued $300.0 million in principal amount of its 0.75% debentures due 2018. Interest is payable semi-annually, beginning on December 1, 2013. Holders were able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $24.95 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.75% debentures due 2018 matured on June 1, 2018. The 0.75% debentures due 2018 were redeemed at maturity on June 1, 2018 with proceeds from the Term Credit Agreement. On June 19, 2018, the Company completed the sale of its equity interest in the 8point3 Group, the proceeds of which were used to repay the loan under the Term Credit Agreement.

Other Debt and Credit Sources

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on the Company. As of September 30, 2018, the fair value of the Bonds was $32.6 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

As of both September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, the Company entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by the Company, of letters of credit to support the Company’s obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility terminated on June 29, 2018. In March 2018, the Company entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, the Company has advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at the Company's request, after the scheduled termination date set forth in the letter agreement. As of September 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $27.9 million and $30.1 million, respectively.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, the Company entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under the Company’s letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of September 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $167.6 million and $173.7 million, respectively.

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

As of September 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $1.4 million and $7.1 million, respectively, which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs")

On May 4, 2016, the Company entered into a revolving credit facility (as amended, the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which the Company could borrow up to $200 million. The Construction Revolver also included a $100 million accordion feature. On October 27, 2017, the Company and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that the Company could borrow to up to $50 million. On June 28, 2018, all outstanding loans under the Construction Revolver were repaid and the facility was terminated. As of September 30, 2018 and December 31, 2017, the aggregate carrying value of the Construction Revolver totaled zero and $3.2 million, respectively. As of September 30, 2018, the Company also had $75.0 million in additional borrowing capacity under other limited recourse construction financing facilities.

Subordinated Mezzanine Loan with SunStrong Capital Lender LLC, an indirect subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong")

On August 10, 2018, SunStrong Capital Acquisition, LLC, a wholly-owned subsidiary of the Company (the "Mezzanine Borrower"), and Hannon Armstrong entered into a Loan Agreement (the “Mezzanine Loan Agreement”) under which the Mezzanine Borrower borrowed a subordinated, mezzanine loan of $110.5 million (the “Mezzanine Loan”). The Mezzanine Loan was used to fund reserve accounts or otherwise reserved until the satisfaction of certain conditions precedent, retire certain preferred equity, and pay fees, expenses and transaction costs. The remaining amounts were distributed by the Mezzanine Borrower to the Company.

The Mezzanine Loan may not be prepaid except for certain mandatory prepayments. An optional prepayment is allowed during the period after December 31, 2018 and prior to June 30, 2019. During this period, the Mezzanine Borrower may prepay an amount equal to the sum of all of the outstanding principal and accrued and unpaid interest, plus an amount equal to 5.0% of the then outstanding principal of the Mezzanine Loan, and plus Hannon Armstrong’s reasonable documented costs and expenses in connection with negotiation and documentation of the Mezzanine Loan Agreement. The obligations under the Mezzanine Loan Agreement are secured by the assets of, and equity in, the Mezzanine Borrower. The Company has agreed to further indemnify Hannon Armstrong for losses related to breaches of certain representations and warranties, the modification, termination or delinquency of certain residential solar project leases, and reassessments of property taxes related to the leased property.

The Mezzanine Loan will bear interest at a rate of 12% per annum, payable on the last business day of each March, June, September and December during the term, on the date of any prepayment with respect to the principal amount of the Mezzanine Loan being prepaid, and on the maturity date of August 10, 2043. The subordinated Mezzanine Loan will be repaid with revenue from the residential lease portfolio that is distributed to Mezzanine Borrower following distributions to tax equity partners and the repayment of senior debt. The Mezzanine Loan Agreement includes representations and warranties, covenants, and events of default customary for financing transactions of this type.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including the Company's residential leasing program, the Company regularly obtains project-level financing. These financings are secured either by the assets of the specific project being financed or by the Company's equity in the relevant project entity and the lenders do not have recourse to the general assets of the Company for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. The Company may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. The Company classifies non-recourse financings in the Condensed Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, the Company may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Condensed Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of the Company's non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	September 30, 2018	December 31, 2017	Balance Sheet Classification
Residential Lease Program:
Bridge loans	$15,788	$17,068	Short-term debt and Long-term debt
Long-term loans	543,531	356,622	Short-term debt and Long-term debt
Tax equity partnership flip facilities	106,971	119,415	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects:
Boulder I credit facility	—	28,168	Short-term debt and Long-term debt
Construction Revolver	18,176	3,240	Short-term debt and Long-term debt
Arizona loan	6,833	7,161	Short-term debt and Long-term debt
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

In fiscal 2016, the Company entered into bridge loans to finance solar power systems and leases under its residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at the Company's option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended September 30, 2018, the Company had net repayments of $0.9 million and $1.4 million, respectively, in connection with these loans. During the three and nine months ended October 1, 2017, the Company had net proceeds of $4.0 million and $9.6 million, respectively, in connection with these loans. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on the Company's Condensed Consolidated Balance Sheets, was $15.8 million and $17.1 million, respectively.

The Company enters into long-term loans to finance solar power systems and leases under its residential lease program. The loans are repaid over their terms of between 4 and 25 years. The Mezzanine Loan may not be prepaid except for certain mandatory prepayments and in addition, certain prepayments may be made during the period after December 31, 2018 and prior to June 30, 2019. The remaining long-term loans may be prepaid without significant penalty at the Company’s option any time for some loans or beginning four years after the original issuance for others. During the three and nine months ended September 30, 2018, the Company had net proceeds of $116.0 million and $173.6 million, respectively, in connection with these loans. During the three and nine months ended October 1, 2017, the Company had net proceeds of $46.8 million and $68.8 million, respectively, in connection with these loans. As of September 30, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on the Company's Condensed Consolidated Balance Sheets, was $543.5 million and $356.6 million, respectively.

The Company also enters into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip." The Company holds controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in its condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on the Company's Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2018, the Company had net contributions of $27.8 million and $88.5 million, respectively, under these facilities and attributed losses of $24.1 million and $92.4 million, respectively, to the noncontrolling interests corresponding principally to certain assets, including tax credits, which were allocated to the noncontrolling interests during the periods. During the three and nine months ended October 1, 2017, the Company had net contributions of $39.8 million and $128.0 million, respectively, under these facilities and attributed losses of $24.7 million and $61.0 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented within “Redeemable noncontrolling interests in subsidiaries” and “Noncontrolling interests in subsidiaries” on the Company’s Condensed Consolidated Balance Sheets, was $107.0 million and $119.4 million, respectively.

For the Company’s power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. The Company has entered into the following non-recourse financings with respect to its power plant and commercial projects:

In fiscal 2016, the Company entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February of 2018, the Company sold its equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented within "Short-term debt" and "Long-term debt" on the Company's Condensed Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, the Company entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented within "Short-term debt" and "Long-term debt" on the Company's Condensed Consolidated Balance Sheets, was $6.8 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in Europe, the Middle East, and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Note 7. Leasing" for discussion of the Company’s sale-leaseback arrangements accounted for under the financing method.

Note 13. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about the Company's hedge instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 30, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$61
		$—	$61
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$281	$2,518
Interest rate contracts	Other long-term assets	2,142	—
		$2,423	$2,518

Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	$44	$715
		$44	$715

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$322	$1,452
Interest rate contracts	Other long-term liabilities	217	459
		$539	$1,911

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

As of September 30, 2018, the Company had no designated outstanding cash flow hedge forward contracts. As of December 31, 2017, the Company had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $2.1 million. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of a month or less and consist of foreign currency forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in the Condensed Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. As of September 30, 2018, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $52.1 million. The maturity dates of these contracts are in October 2018. As of December 31, 2017, to hedge balance sheet exposure, the Company held forward contracts with an aggregate notional value of $8.2 million. The maturity dates of these contracts ranged from January 2, 2018 to January 30, 2018.

Interest Rate Risk

The Company also enters into interest rate swap agreements to reduce the impact of changes in interest rates on its project specific non-recourse floating rate debt. As of September 30, 2018 and December 31, 2017, the Company had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.8 million and $58.1 million, respectively, and interest rate swap agreements not designated as cash flow hedges with aggregate notional values of $131.3 million and $21.1 million, respectively. These swap agreements allow the Company to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in the Condensed Consolidated Statements of Operations. The Company analyzes its designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. The Company may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if the Company elects to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts for the Tax Cut and Jobs Act during a measurement period not to extend beyond one year of the enactment date. As of September 30, 2018, the Company did not have any significant adjustments to its provisional amounts. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

     For the three months ended September 30, 2018, the Company's income tax provision of $3.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $108.7 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. The Company's income tax benefit of $5.5 million in the three months ended October 1, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $93.1 million was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 U.S. tax returns, partially offset by projected tax expense in profitable jurisdictions.

For the nine months ended September 30, 2018, the Company's income tax provision of $9.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $718.9 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. The Company's income tax benefit of $1.1 million in the nine months ended October 1, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $444.5 million was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 U.S. tax returns, partially offset by projected tax expense in profitable jurisdictions.

For the three and nine months ended September 30, 2018, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Note 15. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic net loss per share:
Numerator
Net loss attributable to stockholders	$(89,826)	$(46,229)	$(652,917)	$(356,470)
Denominator
Basic weighted-average common shares	141,027	139,517	140,722	139,289

Basic net loss per share	$(0.64)	$(0.33)	$(4.64)	$(2.56)

Diluted net loss per share:
Numerator
Net loss available to common stockholders	$(89,826)	$(46,229)	$(652,917)	$(356,470)
Denominator
Dilutive weighted-average common shares	141,027	139,517	140,722	139,289

Diluted net loss per share	$(0.64)	$(0.33)	$(4.64)	$(2.56)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from loss per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018[1]	October 1, 2017[1]	September 30, 2018[1]	October 1, 2017[1]
Restricted stock units	4,390	4,302	5,518	4,302
Upfront Warrants (held by Total)	9,532	1,406	9,532	1,406
4.00% debentures due 2023	13,922	13,922	13,922	13,922
0.75% debentures due 2018	—	12,026	6,696	12,026
0.875% debentures due 2021	8,203	8,203	8,203	8,203
1As a result of the net loss per share for the three and nine months ended September 30, 2018 and October 1, 2017, the inclusion of all potentially restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of Residential revenue	$352	$869	$1,018	$1,393
Cost of Commercial revenue	455	750	1,408	1,292
Cost of Power Plant revenue	464	1,256	1,528	2,426
Research and development	764	1,661	4,764	4,225
Sales, general and administrative	4,355	4,863	13,074	16,044
Total stock-based compensation expense	$6,390	$9,399	$21,792	$25,380

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restricted stock units	$6,385	$8,905	$21,619	$25,816
Change in stock-based compensation capitalized in inventory	5	494	173	(436)
Total stock-based compensation expense	$6,390	$9,399	$21,792	$25,380

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

In May 2018, the Company announced its proposed plan to change the corporate structure into upstream and downstream business units to better align and focus resources. Even though the Company has made significant progress in adjusting its business processes to the new structure, full alignment primarily with regard to accounting systems and associated tracking of actual performance of the business units is expected to be completed by the first quarter of fiscal 2019. During the three and nine months ended September 30, 2018, discrete financial information reflecting actual results of the business units was not available nor reviewed by the CODM for purposes of assessing their performance and making decisions about resource allocation. As such, the Company continued to report its segment information based on the three segments described above.

Earnings Adjustments Made for Segment Purposes

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

Impairment of residential lease assets

In the fourth quarter of fiscal 2017, the Company made the decision to sell a portion of its interest in its residential lease portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in its ability to recover the carrying amount of the residential lease portfolio. In accordance with such evaluation, the Company recognized a non-cash impairment charge on its solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of the Company's solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. Such asset impairment and its corresponding depreciation savings are excluded from the Company’s segment results as they are non-cash in nature and not reflective of ongoing segment results.

Cost of above-market polysilicon

As described in "Note 10. Commitments and Contingencies," the Company has entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, the Company has periodically elected to sell polysilicon inventory in the marketplace at prices below the Company’s purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, the Company has excluded the impact of its above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from its segment results.

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

Gain on business divestiture

In the third quarter of fiscal 2018, the Company entered into a transaction pursuant to which the Company sold certain assets and intellectual property related to the production of microinverters for purchase consideration comprised of both cash and stock. In connection with this sale, the Company recognized a gain relating to this business divestiture. Management believes that it is appropriate to exclude this gain from the Company’s segment results as they not reflective of ongoing segment results.

Unrealized loss on equity investments

In connection with the divestment of the Company's microinverter business in the third quarter of fiscal 2018, the Company received a portion of the consideration in the form of common stock. The Company recognizes adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, unrealized gains and losses due to changes in stock prices for these securities are recorded in earnings while under International Financial Reporting Standards ("IFRS"), an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A., a foreign registrant which reports under the IFRS. Management believes that excluding the unrealized gain or loss on the equity investments is consistent with the Company's reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects the Company's ongoing segment results.

Acquisition-related and other costs

In connection with the acquisition of certain assets of SolarWorld Americas, Inc. ("SolarWorld Americas"), which closed on October 1, 2018, the Company incurred certain acquisition-related costs including legal and accounting fees. Management believes that it is appropriate to exclude these costs from the Company’s segment results as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing segment results.

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

Segment and Geographical Information

The following tables presents information by end-customer segment including revenue, gross margin, and Adjusted EBITDA, each as reviewed by the CODM, as well as information about significant customers and revenue by geography, based on the destination of the shipments.

	Three Months Ended September 30, 2018
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$195,270	$144,594	$103,567	$28,199	14.4%	$(5,234)	(3.6)%	$(2,178)	(2.1)%
8point3 Energy Partners	—	—	—	—		—		—
Utility and power plant projects	—	114	247	—		(155)		(7)
Sale-leaseback transactions	—	(15,529)	—	—		2,492		—
Impairment of residential lease assets	—	—	—	4,679		—		—
Cost of above-market polysilicon	—	—	—	(4,163)		(6,194)		(4,271)
Stock-based compensation	—	—	—	(352)		(455)		(464)
Amortization of intangible assets	—	—	—	(653)		(767)		(722)
GAAP	$195,270	$129,179	$103,814	$27,710	14.2%	$(10,313)	(8.0)%	$(7,642)	(7.4)%

	Three Months Ended October 1, 2017
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$151,913	$157,751	$223,927	$32,633	21.5%	$25,500	16.2%	$10,097	4.5%
8point3 Energy Partners	—	8,073	1,146	2		1,477		608
Utility and power plant projects	—	—	(5,562)	—		—		554
Sale-leaseback transactions	—	(51,412)	—	—		(10,701)		32
Cost of above-market polysilicon	—	—	—	(4,751)		(6,996)		(21,714)
Stock-based compensation	—	—	—	(869)		(750)		(1,256)
Amortization of intangible assets	—	—	—	(847)		(821)		(899)
Non-cash interest expense	—	—	—	(2)		(3)		(5)
GAAP	$151,913	$114,412	$219,511	$26,166	17.2%	$7,706	6.7%	$(12,583)	(5.7)%

	Nine Months Ended September 30, 2018
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$569,883	$409,726	$309,924	$104,447	18.3%	$11,163	2.7%	$(16,551)	(5.3)%
8point3 Energy Partners	—	2,149	6,188	—		2,149		6,188
Utility and power plant projects	—	839	2,866	—		614		61
Sale-leaseback transactions	—	(32,327)	—	—		5,810		80
Impairment of property, plant and equipment	—	—	—	(92,543)		(103,759)		(158,804)
Impairment of residential lease assets	—	—	—	12,683		—		—
Cost of above-market polysilicon	—	—	—	(14,241)		(18,294)		(17,462)
Stock-based compensation	—	—	—	(1,018)		(1,408)		(1,529)
Amortization of intangible assets	—	—	—	(2,622)		(2,200)		(2,255)
Depreciation of idle equipment	—	—	—	(224)		(216)		(281)
GAAP	$569,883	$380,387	$318,978	$6,482	1.1%	$(106,141)	(27.9)%	$(190,553)	(59.7)%

	Nine Months Ended October 1, 2017
	Revenue			Gross profit/margin
Revenue and Gross profit/margin by segment (in thousands, except percentages):	Residential	Commercial	Power Plant	Residential		Commercial		Power Plant
As reviewed by CODM	$442,413	$397,551	$464,599	$84,761	19.2%	$37,917	9.5%	$15,083	3.2%
8point3 Energy Partners	—	(7,159)	2,734	7		1,741		846
Utility and power plant projects	—	(328)	(48,081)	—		(328)		(44,956)
Sale-leaseback transactions	—	(78,380)	(30,437)	—		(5,811)		556
Cost of above-market polysilicon	—	—	—	(13,833)		(19,128)		(52,141)
Stock-based compensation	—	—	—	(1,393)		(1,292)		(2,426)
Amortization of intangible assets	—	—	—	(2,931)		(2,329)		(2,441)
Non-cash interest expense	—	—	—	(8)		(8)		(14)
GAAP	$442,413	$311,684	$388,815	$66,603	15.1%	$10,762	3.5%	$(85,493)	(22.0)%

	Three Months Ended		Nine Months Ended
(In thousands):	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Adjusted EBITDA as reviewed by CODM
Distributed Generation:
Residential	$53,471	$48,486	$178,896	$135,298
Commercial	(4,979)	24,264	6,830	31,557
Power Plant	5,555	14,454	14,655	18,526
Total Segment Adjusted EBITDA as reviewed by CODM	54,047	87,204	200,381	185,381
Reconciliation to Condensed Consolidated Statements of Operations:
8point3 Energy Partners	—	5,147	8,485	(70,860)
Utility and power plant projects	(162)	554	675	(45,284)
Sale-leaseback transactions	(2,258)	(12,574)	(7,818)	(10,827)
Impairment of property, plant and equipment	—	—	(369,168)	—
Impairment of residential lease assets[1]	(50,735)	—	(146,234)	—
Cost of above-market polysilicon	(14,628)	(33,461)	(49,997)	(85,102)
Stock-based compensation	(6,390)	(9,399)	(21,791)	(25,380)
Amortization of intangible assets	(2,142)	(3,026)	(7,077)	(10,279)
Depreciation of idle equipment	—	—	(721)	—
Gain on business divestiture	59,347	—	59,347	—
Unrealized loss on equity investments	(6,225)	—	(6,225)	—
Acquisition-related and other costs	(20,869)	—	(20,869)	—
Non-cash interest expense	(13)	(33)	(58)	(103)
Restructuring expense	(3,923)	(3,517)	(18,604)	(18,276)
IPO-related costs	—	—	—	82
Equity in earnings of unconsolidated investees	1,500	(16,759)	17,059	(26,084)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(24,085)	(24,609)	(92,434)	(60,832)
Cash interest expense, net of interest income	(20,136)	(19,492)	(61,810)	(57,907)
Depreciation	(24,754)	(43,161)	(99,313)	(123,010)
Corporate and unallocated items	(47,305)	(19,928)	(102,731)	(95,978)
Loss before taxes and equity in earnings of unconsolidated investees	$(108,731)	$(93,054)	$(718,903)	$(444,459)
1 For the three and nine months ended September 30, 2018, the Company recorded in aggregate an impairment of residential leased assets of $53.5 million and $170.9 million, respectively. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, the Company allocated an insignificant portion of the impairment charge to the noncontrolling interest using the HLBV method. The net impairment charges attributable to the Company totaled $55.4 million and $158.9 million for the three and nine months ended September 30, 2018, respectively. In the three and nine months of fiscal 2018, the Company also recorded $4.7 million and $12.7 million of depreciation savings, respectively, as a result of the impairment charge recognized in the prior period.

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue):		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Significant Customers:	Business Segment
Avangrid Renewables, LLC	Power Plant	n/a	24%	n/a	10%

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue):	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue by geography:
United States	71%	81%	69%	79%
Japan	5%	3%	4%	6%
Rest of World	24%	16%	27%	15%
	100%	100%	100%	100%

Note 18. SUBSEQUENT EVENT

On April 18, 2018, the Company announced that it had entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) on April 16, 2018, pursuant to which it agreed to purchase all of SolarWorld AG's shares of stock in SolarWorld Americas and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. On August 21, 2018, the parties to the Sale and Purchase Agreement agreed to terminate the Sale and Purchase Agreement on the terms and conditions described in a Mutual General Release and Agreement to Terminate the Sale and Purchase Agreement. On the same date, the Company and SolarWorld Americas entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), pursuant to which the Company, through its wholly owned subsidiary, agreed to purchase certain assets of SolarWorld Americas in exchange for consideration of $26.0 million, subject to certain closing and post-closing adjustments and other contingent payments. The closing of the asset acquisition occurred on October 1, 2018.

The Company is currently in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower Corporation (together with its subsidiaries, the "Company," "SunPower," "we," "us," or "our") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed in "Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—Note 1. The Company and Summary of Significant Accounting Policies" of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

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

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream manufacturing and downstream energy services business units. The reorganization is expected to be effective by the first quarter of fiscal 2019. For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more segment information, see "Item 1. Financial Statements—Note 17. Segment Information" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Unit of Power

When referring to our solar power systems, our facilities’ manufacturing capacity, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("DC"), unless otherwise noted as alternating current ("AC").

Levelized Cost of Energy ("LCOE")

LCOE is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared across different scales of operation, investment or operating time periods. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE measures for photovoltaic ("PV") products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Customer Cost of Energy ("CCOE")

Our customers are focused on reducing their overall cost of energy by intelligently integrating solar and other Distributed Generation sources, energy efficiency, energy management, and energy storage systems with their existing utility-provided energy. The CCOE measurement is an evaluation of a customer’s overall cost of energy, taking into account the cost impact of each individual generation source (including the utility), energy storage systems, and energy management systems. The CCOE measurement includes capital costs and ongoing operating costs, along with the amount of electricity produced, stored, saved, or re-sold, and converts all of these variables into a common metric. The CCOE metric allows customers to compare different portfolios of generation sources, energy storage, and energy management, and to tailor their solution towards optimization.

Seasonal Trends and Economic Incentives

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2018 and 2017 are 52-week fiscal years. The third quarter of fiscal 2018 ended on September 30, 2018, while the third quarter of fiscal 2017 ended on October 1, 2017. The third quarters of fiscal 2018 and 2017 were both 13-week quarters. The first nine months of fiscal 2018 and 2017 were both 39-week periods.

Outlook

Demand

During fiscal 2017 we faced market challenges, primarily in our Power Plant Segment, which impacted our margins and prompted us to implement restructuring changes to our business in order to realign our downstream investments, optimize our supply chain, and reduce operating expenses. Our actions included the consolidation of our manufacturing operations in order to accelerate operating cost reductions and improve overall operating efficiency. Factors that impacted our margins included charges totaling $21.8 million that were recorded in the first nine months fiscal 2018 in connection with the contracted sale of raw material inventory to third parties as we sought to improve our working capital. In fiscal 2018, we continue to focus on projects that we expect will be profitable in each of our three business segments; however, market conditions can deteriorate after we have committed to projects. For example, shifts in the timing of demand and changes in the internal rate of return ("IRR") that our customers expect can significantly affect project sale prices. A pronounced increase in expected customer and investor IRR rates in light of market conditions may continue to drive lower overall project sale prices in the remainder of fiscal 2018 and continuing into fiscal 2019. For more information, please refer to the section titled "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels—Our operating results are subject to significant fluctuations and are inherently unpredictable" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In late fiscal 2017, the International Trade Commission made a determination of injury in connection with a Section 201 petition filed by Suniva, Inc., and later joined by SolarWorld Americas Inc., regarding foreign-manufactured PV cells and modules and recommended certain remedies be imposed. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. Subsequently, solar cells and modules based on our interdigitated back contact ("IBC") technology were granted exclusion from these safeguard tariffs on September 19, 2018. However, the uncertainty surrounding the interpretations of the ruling, the exclusion, and applicability of the safeguard and other tariffs to our other technologies and to our suppliers may cause market volatility, price fluctuations, supply shortages, and project delays that could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. For more information, see "Part II. Item 1A. Risk Factors—Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows" in this Quarterly Report on Form 10-Q.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Supply

We are focused on delivering complete solar power generation solutions to our customers in all three of our business segments. As part of our complete solution approach, we launched our SunPower Helix product for our Commercial Segment during fiscal 2015 and our SunPower Equinox product for our Residential Segment during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest X-Series cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customer segments. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We are focused on reducing the cost of our solar panels and systems, including working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale and reducing manufacturing cost and complexity in conjunction with our overall cost-control strategies. We believe that the global demand for solar systems is highly elastic and that our aggressive, but achievable, cost reduction roadmap will reduce installed costs for our customers across all business segments and drive increased demand for our solar solutions.

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Item 1. Financial Statements—Note 4. Divestiture" and "Note 10. Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. When the purchases under these agreements significantly exceed market value they may result in inventory write-downs based on expected net realizable value. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, please see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Property, Plant and Equipment

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to our next generation technology ("NGT"), which is currently under development. Accordingly, we are upgrading the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on our fixed asset investment recoverability test performed, we determined that our estimate of future undiscounted net cash in-flows is insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

Consistent with our accounting practices, in estimating the fair value of the long-lived assets, we made estimates and judgments that we believe reasonable market participants would make. The impairment evaluation utilized a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital expenditures, remaining useful life of our manufacturing assets, and a discount rate, as well as market and cost approach valuations performed by a third-party valuation specialist, all of which require significant judgment by management. In accordance with this evaluation, we recognized a non-cash impairment charge of $369.2 million for our fiscal quarter ended July 1, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the condensed consolidated statement of operations for the nine months ended September 30, 2018. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated among our three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the nine months ended September 30, 2018.

Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell a portion of our interest in the residential lease portfolio and engaged an external investment banker to assist with the related marketing efforts in the fourth quarter of fiscal 2017. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio.

In proceeding with the impairment evaluation, we determined that financing receivables related to sales-type leases, which were previously classified as held for investment, qualified as held for sale based on our decision to sell our interest in the residential lease portfolio. Accordingly, we recognized an allowance for estimated losses for the amount by which cost exceeded fair value. In addition, we reviewed the cash flows we would expect to derive from the underlying asset that we recover from the lessees (unguaranteed residual value). Due to our planned sale of the residential lease portfolio and based on the indication of value received, we determined that the decline in estimated residual value was other than temporary.

We first performed a recoverability test for the assets subject to operating leases by estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell a portion of the assets subject to operating leases or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the assets subject to operating leases and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the assets and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test. Based on the evaluation performed, we determined that as of December 31, 2017, the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets subject to operating leases and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value.

We computed the fair value for the financing receivables associated with sales-type leases and long-lived assets subject to operating leases using consistent methodology and assumptions that market participants would use in their estimates of fair value. The estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The impairment evaluation was based on the income approach (specifically a discounted cash flow analysis) and included assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, all of which require significant judgment by management.

As of September 30, 2018, we were continuing to negotiate the deal terms with the intended purchaser. Accordingly, we updated the impairment evaluation discussed above to include new leases that were placed in service since the last evaluation was performed. In accordance with such evaluation, we recognized an additional non-cash impairment charge of $53.5 million and $170.9 million as "Impairment of residential lease assets" on the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, respectively. Due to the fact that the residential lease portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated the portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $1.9 million and a net loss of $12.0 million for the three and nine months ended September 30, 2018, respectively. As a result, the net impairment charges attributable to SunPower stockholders totaled $55.4 million and $158.9 million for the three and nine months ended September 30, 2018, respectively, and were recorded within the Residential Segment.

The impairment evaluation includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the final terms are negotiated between us and the intended purchaser, we may be exposed to additional impairment charges in the future, which could be material to the results of operations.
Divestment of Microinverter Business

On August 9, 2018, we completed the sale to Enphase Energy, Inc. ("Enphase") of certain assets and intellectual property related to the production of microinverters in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (the “Closing Shares”), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered into on June 12, 2018. We received the Closing Shares and $15.0 million cash upon closing, and expect to receive the final $10.0 million cash payment of the purchase price on or before December 10, 2018.

In connection with the closing under the Purchase Agreement, we entered into a Master Supply Agreement (the “MSA”) with Enphase. Pursuant to the MSA, with certain exceptions, we have agreed to exclusively procure module-level power electronics (“MLPE”) and alternating current (“AC”) cables from Enphase to meet all of our needs for MLPE and AC cables for the manufacture and distribution of AC modules and discrete MLPE system solutions for the U.S. residential market, including our current Equinox solution and any AC module-based successor products. We have also agreed not to pair any third-party MLPE or AC cables with any of our modules for use in the grid-tied U.S. residential market where an Enphase MLPE is qualified and certified for such module. Under the MSA, we have agreed to use our best efforts to transition to purchasing other identified Enphase products in accordance with the MSA as soon as possible following execution of the MSA. The MSA does not otherwise restrict us from manufacturing, selling or purchasing any goods or products other than as restricted by the exclusivity provisions under the MSA. In consideration of our exclusivity undertakings, Enphase has agreed to prioritize and supply the applicable products under the MSA before supplying the same products to third parties. The MSA also includes customary provisions relating to requirements forecasting, warranty, liability, and quality assurance provisions. The initial term of the MSA is through December 31, 2023, and the MSA term will automatically be extended for successive two-year periods unless either party provides written notice of non-renewal. The MSA is subject to customary provisions permitting termination by the parties in connection with specified events of default and subject to applicable cure periods.

Additionally, in connection with the closing under the Purchase Agreement, we also entered into a Stockholders Agreement (the “Stockholders Agreement”) with Enphase, pursuant to which we and Enphase agreed to, among other things: (a) a six-month lock-up period and other transfer and resale restrictions applicable to the Closing Shares; (b) registration rights with respect to the Closing Shares pursuant to which Enphase will prepare and file with the Securities and Exchange Commission a registration statement on Form S-3 to register for resale the Closing Shares on or before November 7, 2018; (c) our right to appoint one person to the Enphase board of directors for so long as we own at least 55% of the Closing Shares; (d)

voting agreements that require us, subject to certain exceptions and so long as we have the right to appoint one person to the Enphase board of directors, to cause the Closing Shares to be present at Enphase stockholders meetings for quorum purposes and to vote the Closing Shares in favor of Enphase’s board nominees and routine management proposals; and (e) stand-still provisions, that expire upon the earlier of (y) the termination of the Stockholders Agreement, or (z) the date of the termination of our right to appoint a director, our designee no longer serves on the Enphase board of directors and the MSA has been terminated.

Acquisition of SolarWorld Americas

On April 18, 2018, we announced that we had entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") on April 16, 2018, pursuant to which we agreed to purchase all of SolarWorld AG's shares of stock in SolarWorld Americas Inc. ("SolarWorld Americas"), and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. On August 21, 2018, we agreed to terminate the Sale and Purchase Agreement on the terms and conditions described in a Mutual General Release and Agreement to Terminate the Sale and Purchase Agreement. On the same date, we entered into an Asset Purchase Agreement with SolarWorld Americas, pursuant to which we, through our wholly owned subsidiary, agreed to purchase certain assets of SolarWorld Americas in exchange for consideration of $26.0 million, subject to certain closing and post-closing adjustments and other contingent payments. The closing of the asset acquisition occurred on October 1, 2018.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements ("PPAs"), but not sold or under contract as of September 30, 2018:

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Distributed Generation:
Residential	$195,270	$151,913	29%	$569,883	$442,413	29%
Commercial	129,179	114,412	13%	380,387	311,684	22%
Power Plant	103,814	219,511	(53)%	318,978	388,815	(18)%
Total revenue	$428,263	$485,836	(12)%	$1,269,248	$1,142,912	11%

Total Revenue: Our total revenue decreased by 12% and increased by 11% during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third fiscal quarter was primarily due to a decrease in Power Plant Segment revenue primarily in the U.S. as a result of our decision in late 2017 to shift away from global power plant development, partially offset by higher residential leases and loans revenue and higher overall commercial products revenue. The increase during the nine months period was primarily due to an increase in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the United States, as well as stronger sales of solar power systems and components to customers in our Residential Segment in all regions; stronger sales of solar power projects in our Commercial Segment in all regions, partially offset by reduced sales in our Power Plant Segment primarily in the U.S. and in Asia as result of our decision to cease the development of large-scale solar power projects. We sold our remaining U.S. power plant development portfolio in the third quarter of fiscal 2018.

Concentrations: The Residential Segment as a percentage of total revenue recognized was approximately 46% and 45% during the three and nine months ended September 30, 2018 as compared to 31% and 39% during the three and nine months ended October 1, 2017, respectively.

The table below represents our significant customer that accounted for greater than 10% of total revenue in each of the three and nine months ended September 30, 2018 and October 1, 2017. No single customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 2018.

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Significant Customer:	Business Segment:
Avangrid Renewables, LLC	Power Plant	n/a	24%	n/a	10%

Residential Segment Revenue: Residential Segment revenue increased 29% during both the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively, primarily due to a higher volume in U.S. residential deals together with the increased proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the U.S., as well as an increase in the sales of solar power components and systems to our residential customers in the U.S., partially offset by lower third-party dealer cash transactions.

Commercial Segment Revenue: Commercial Segment revenue increased 13% and 22% during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The increase in commercial revenue during the three and nine months ended September 30, 2018 resulted primarily because of stronger sales of solar power projects in all regions, partially offset by weaker PPA and other dealer sales within the U.S. during the third quarter of fiscal 2018, and weaker sales of EPC and PPA commercial systems within the U.S. plus lower components sales within Japan during the nine months ended September 30, 2018.

Power Plant Segment Revenue: Power Plant Segment revenue decreased 53% and 18% during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third quarter and first nine months of fiscal 2018 was primarily due to divesting our U.S. power plant development portfolio during the third quarter of fiscal 2018 plus a decrease of solar power solutions sales primarily in the U.S., partially offset by increased sales of power plant development and solar power solutions sales in regions outside of the U.S.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Distributed Generation:
Residential	$167,560	$125,747	33%	$563,401	$375,810	50%
Commercial	139,492	106,706	31%	486,528	300,922	62%
Power Plant	111,456	232,094	(52)%	509,531	474,308	7%
Total cost of revenue	$418,508	$464,547	(10)%	$1,559,460	$1,151,040	35%
Total cost of revenue as a percentage of revenue	98%	96%		123%	101%
Total gross margin percentage	2%	4%		(23)%	(1)%

Total Cost of Revenue: Our total cost of revenue decreased 10% and increased 35% during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third quarter of fiscal 2018 was primarily due to a decrease in the recognition of revenue in the Power Plant Segment as a result of our decision in late 2017 to shift away from global power plant development. The increase during the nine months period was primarily as a result of a non-cash impairment charge of $355.1 million, total tariffs charge of approximately $28.5 million, higher volume in U.S. residential deals, and increased cost in solar power solutions in our Commercial Segment. The increase was partially offset by lower project cost in our Power Plant Segment following our decision to cease the development of large-scale power projects. During the nine months ended September 30, 2018, we incurred a write-down of $24.7 million on certain solar development projects which we sold during the third quarter of fiscal 2018. In addition, we incurred charges totaling $14.5 million and $21.8 million recorded in connection with the contracted sale of raw material inventory to third parties during the three and nine months ended September 30, 2018, respectively.

In the second quarter of fiscal 2018, we announced our plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to NGT as we continue to face a challenging macroeconomic environment surrounding the solar industry. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned upstream business unit changes that will impact the utilization of our manufacturing assets, together with continued pricing challenges in the solar industry as well as the ongoing uncertainties associated with the Section 201 trade case, we determined that certain indicators of asset impairment existed and therefore we performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets groups. Based on the test performed, we determined that our estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In accordance with this determination, we recognized a non-cash impairment charge of $355.1 million in "Cost of revenue" on the Condensed Consolidated Statements of Operations for the second quarter of fiscal 2018 and for the nine months ended September 30, 2018. The non-cash impairment charge in "Cost of revenue" was allocated among our three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the second quarter of fiscal 2018 and for the nine months ended September 30, 2018.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	Change	September 30, 2018	October 1, 2017	Change
Distributed Generation:
Residential	14%	17%	(3)%	1%	15%	(14)%
Commercial	(8)%	7%	(15)%	(28)%	3%	(31)%
Power Plant	(7)%	(6)%	(1)%	(60)%	(22)%	(38)%

Residential Gross Margin: Gross margin for our Residential Segment decreased 3 percentage points and 14 percentage points during the three and nine months ended September 30, 2018, as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third quarter was primarily due to lower margins on sales. The decrease during the nine months period was a result of the $92.5 million non-cash impairment charge of property, plant and equipment, partially offset by decreased product costs driven by cost savings initiatives we implemented.

Commercial Gross Margin: Gross margin for our Commercial Segment decreased 15 percentage points and 31 percentage points during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third quarter was primarily due to higher project, freight and tariff costs. The decrease during the nine months period was primarily as a result of the $103.8 million non-cash impairment charge of property, plant and equipment as well as higher cost incurred related to solar power solutions deals in the rest of the world.

Power Plant Gross Margin: Gross margin for our Power Plant Segment decreased 1 percentage points and 38 percentage points during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third quarter was primarily due to lower margins on component contracts following our decision to cease the development of large-scale power plant projects. The decrease during the nine months period was primarily as a result of the $158.8 million non-cash impairment charge of property, plant and equipment, and write-downs totaling $22.7 million on certain solar development projects during the first quarter of fiscal 2018, partially offset by decreased product costs driven by cost savings initiatives we implemented, and a reduction in revenue in connection with a legal settlement related to NRG in the first quarter of fiscal 2017.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
R&D	$15,698	$20,693	(24)%	$65,799	$60,962	8%
As a percentage of revenue	4%	4%		5%	5%

R&D expense decreased $5.0 million and increased $4.8 million during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively. The decrease during the third fiscal quarter was primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan. The increase during the nine months period was primarily due to the impairment of property, plant and equipment related to R&D facilities of $12.8 million, partially offset by a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
SG&A	$76,147	$68,401	11%	$205,996	$204,507	1%
As a percentage of revenue	18%	14%		16%	18%

SG&A expense increased $7.7 million and $1.5 million during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively, primarily due to costs related to Section 201 tariff exclusions, partially offset by reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Restructuring charges	$3,923	$3,517	12%	$18,604	$18,276	2%
As a percentage of revenue	1%	1%		1%	2%

Restructuring charges increased $0.4 million and $0.3 million during the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively, primarily because we have incurred slightly higher severance and benefits charges in connection with the February 2018 restructuring plan compared to the facilities related expenses in the prior periods in connection with our December 2016 restructuring plan. See "Item 1. Financial Statements—Note 9. Restructuring" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans. As a result of the February 2018 restructuring plan, we expected to generate annual cost savings of approximately $20.5 million in operating expenses, which are expected to be cash savings primarily from a reduction in global workforce, and the effects commenced in the first quarter of fiscal 2018. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Impairment of residential lease assets

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Impairment of residential lease assets	$53,537	$—		$170,898	$—
As a percentage of revenue	13%	—%		13%	—%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in our residential lease portfolio. As a result, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our residential lease portfolio. As a result of our evaluation, we recognized non-cash impairment charges of $53.5 million and $170.9 million as "Impairment of residential lease assets" on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

Gain on business divestiture

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Gain on business divestiture	(59,347)	—		(59,347)	—
As a percentage of revenue	(14)%	—%		(5)%	—%

During the third quarter of fiscal 2018, we recognized a gain from the divestment of our microinverter business to Enphase of $59.3 million.

Other Expense, Net

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Interest income	$1,087	$636	71%	$2,280	$1,961	16%
Interest expense	(25,972)	(22,032)	18%	(77,796)	(65,439)	19%
Other, net	(3,643)	(336)	984%	48,775	(89,108)	(155)%
Other income (expense), net	$(28,528)	$(21,732)	31%	$(26,741)	$(152,586)	(82)%
As a percentage of revenue	(7)%	(5)%		(2)%	(13)%

Interest expense increased $3.9 million and $12.4 million in the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively, primarily due to new debt and new commercial sale-leaseback arrangements.

Other, net expense increased $3.3 million in the third quarter primarily due to unrealized loss of $6.2 million on an equity investment, partially offset by $2.1 million gain on sale of investments. For the nine months ended September 30, 2018, we had other, net income of $48.8 million compared to other, net expense of $89.1 million for the nine months ended October 1, 2017. The change is primarily due to a $50.6 million gain on the sale of our equity method investments in the first nine months of fiscal 2018, and a $73.0 million impairment charge in the first quarter of fiscal 2017 in our 8point3 Energy Partners LP ("8point3 Energy Partners" and, with certain affiliates, collectively, the "8point3 Group") investment balance due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Benefit from (Provision for) income taxes	(3,680)	$5,457	(167)%	$(9,389)	$1,073	(975)%
As a percentage of revenue	(1)%	1%		(1)%	0%

In the three months ended September 30, 2018, our income tax provision of $3.7 million on a loss before income taxes and equity in earnings of unconsolidated investees of $108.7 million was primarily due to the related tax expense in foreign jurisdictions that were profitable. The income tax benefit of $5.5 million in the three months ended October 1, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $93.1 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns offset by projected tax expense in profitable jurisdictions.

In the nine months ended September 30, 2018, our income tax provision of $9.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $718.9 million was primarily due to the related tax expense in foreign jurisdictions that were profitable. The income tax benefit of $1.1 million in the nine months ended October 1, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $444.5 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns, partially offset by projected tax expense in profitable jurisdictions.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”), which significantly changed U.S. tax law. The Tax Cuts and Jobs Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Tax Cuts and Jobs Act also created a new minimum “base erosion and anti-abuse tax” on certain foreign payments made by a U.S. parent company, and the “global intangible low-taxed income” rules tax foreign subsidiary income earned over a 10% rate of routine return on tangible business assets.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of September 30, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On July 24, 2018, the Ninth Circuit Court of Appeal reversed the Tax Court’s decision made in year 2015. On August 7, 2018, the Ninth Circuit Court of Appeal withdrew the issued decision to allow for additional time to confer on the appeal. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Equity in earnings (loss) of unconsolidated investees	$(1,500)	$16,759	(109)%	$(17,059)	$26,084	(165)%
As a percentage of revenue	—%	3%		(1)%	2%

Our equity in earnings of unconsolidated investees decreased $18.3 million and $43.1 million in the three and nine months ended September 30, 2018 as compared to the three and nine months ended October 1, 2017, respectively, primarily driven by the activities of the 8point3 Group which we divested in June 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017	% Change	September 30, 2018	October 1, 2017	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$24,085	$24,609	(2)%	$92,434	$60,832	52%

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

In the three months ended September 30, 2018 and October 1, 2017, we attributed $24.1 million and $24.6 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $0.5 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $53.5 million (see "Item 1. Financial Statements—Note 7. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

In the nine months ended September 30, 2018 and October 1, 2017, we attributed $92.4 million and $60.8 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $31.6 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $170.9 million (see "Item 1. Financial Statements—Note 7. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 30, 2018	October 1, 2017
Net cash used in operating activities	$(517,076)	$(315,304)
Net cash provided by (used in) investing activities	$332,207	$(174,750)
Net cash (used in) provided by financing activities	$(7,855)	$352,497

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2018 was $517.1 million and was primarily the result of: (i) a net loss of $745.4 million; (ii) a $151.9 million increase in long-term financing receivables related to our net investment in sales-type leases; (iii) a $69.1 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (iv) a $103.8 million increase in inventories to support the construction of our solar energy projects; (v) a $59.3 million gain on business divestiture; (vi) a $50.6 million gain on the sale of equity investments; (vii) a $39.8 million decrease in contract liabilities driven by construction activities; (viii) a $38.0 million increase in contract assets driven by construction activities; (ix) a $9.1 million increase in project assets, primarily related to the construction of our Commercial solar energy projects; and (x) a $19.1 million increase in accounts receivable, primarily driven by billings. This was partially offset by: (i) the impairment of property, plant and equipment of $369.2 million; (ii) the impairment of residential lease assets of $170.9 million; (iii) net non-cash charges of $129.6 million related to depreciation, stock-based compensation and other non-cash charges; (iv) a $39.9 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (v) a $17.1 million decrease in equity in earnings of unconsolidated investees; (vi) a $29.2 million decrease in advance payments made to suppliers; (vii) a $3.9 million dividend from equity method investees; (viii) a $6.2 million unrealized loss on equity investments with readily determinable fair value; and (ix) a $3.0 million net change in income taxes.

Net cash used in operating activities in the nine months ended October 1, 2017 was $315.3 million and was primarily the result of: (i) a net loss of $417.3 million; (ii) a $220.6 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued expenses; (iii) a $91.4 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) a $69.1 million increase in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; (v) a $67.0 million increase in inventories to support the construction of our solar energy projects; and (vi) a $26.1 million increase in equity in earnings of unconsolidated investees. This was partially offset by: (i) other net non-cash charges of $174.1 million related to depreciation, stock-based compensation and other non-cash charges; (ii) a $104.8 million increase in contract liabilities driven by construction activities; (iii) a $96.4 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iv) a $52.7 million decrease in advance payments made to suppliers; (v) a $39.3 million decrease in accounts receivable, primarily driven by collections; (vi) a $22.2 million dividend from 8point3 Energy Partners; (vii) a $3.6 million decrease in contract assets driven by milestone billings; (viii) a $1.6 million net change in income taxes; and (ix) a $81.6 million impairment of 8point3 Energy Partners investment balance. Upon adoption of ASC 606, we recognized a material amount of deferred profit which required us to evaluate and record an impairment of the 8point3 investment balance in the first quarter of fiscal 2017.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2018 was $332.2 million, which included (i) proceeds from the sale of investment in joint ventures and non-public companies of $417.8 million; (ii) proceeds of $13.3 million from business divestiture; and (iii) a $13.0 million dividend from equity method investees. This was partially offset by: (i) $97.7 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $14.1 million paid for investments in consolidated and unconsolidated investees.

Net cash used in investing activities in the nine months ended October 1, 2017 was $174.8 million, which included (i) $160.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $15.9 million paid for investments in consolidated and unconsolidated investees; and (iii) a $1.3 million purchase of marketable securities. This was partially offset by a $2.9 million dividend from equity method investees.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2018 was $7.9 million, which included: (i) $308.8 million in net repayments of 0.75% debentures due 2018, bank loans and other debt; and (ii) $5.2 million in purchases of treasury stock for tax withholding obligations on vested restricted stock. This was partially offset by: (i) $88.5 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; (ii) $172.3 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $45.4 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs.

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

Debt and Credit Sources

Convertible Debentures

As of September 30, 2018, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of September 30, 2018, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

On June 1, 2018, the 0.75% senior convertible debentures due 2018 were redeemed at maturity with proceeds from the Term Credit Agreement (the “Term Credit Agreement”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and as of September 30, 2018 were no longer issued or outstanding. On June 19, 2018, we completed the divestiture of our equity interest in the 8point3 Group and received, after the payment of fees, expenses and other amounts, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3

Group (see "Note 11. Equity Method Investments"). Immediately following the transaction, we repaid our loan under the Term Credit Agreement in full with the proceeds of the divestiture, retaining the excess proceeds.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of September 30, 2018, the fair value of the Bonds was $32.6 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of September 30, 2018, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of September 30, 2018, we had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility terminated on June 29, 2018. In March 2018, we entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, we have advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at our request, after the scheduled termination date set forth in the letter agreement. As of September 30, 2018, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $27.9 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of September 30, 2018, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $167.6 million.

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

As of September 30, 2018, letters of credit issued under the Deutsche Bank Trust facility totaled $1.4 million, which was fully collateralized with restricted cash as classified on the Condensed Consolidated Balance Sheets.

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

On June 28, 2018, all outstanding loans under the Construction Revolver were repaid in full and the facility was terminated, and as of September 30, 2018, outstanding borrowings under the Construction Revolver totaled zero. As of September 30, 2018, we also had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

Subordinated Mezzanine Loan with SunStrong Capital Lender LLC, an indirect subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong")

On August 10, 2018, SunStrong Capital Acquisition, LLC, our wholly-owned subsidiary (the "Mezzanine Borrower"), and Hannon Armstrong entered into a Loan Agreement (the “Mezzanine Loan Agreement”) under which the Mezzanine Borrower borrowed a subordinated, mezzanine loan of $110.5 million (the “Mezzanine Loan”). The Mezzanine Loan was used to fund reserve accounts or otherwise reserved until the satisfaction of certain conditions precedent, retire certain preferred equity, and pay fees, expenses and transaction costs. The remaining amounts were distributed by the Mezzanine Borrower to us.

The Mezzanine Loan may not be prepaid except for certain mandatory prepayments and an optional prepayment that is allowed during the period after December 31, 2018 and prior to June 30, 2019. During this period, we may prepay an amount equal to the sum of all the outstanding principal and accrued and unpaid interest, plus an amount equal to 5.0% of the then outstanding principal of the Mezzanine Loan, and plus Hannon Armstrong’s reasonable documented costs and expenses in connection with negotiation and documentation of the Mezzanine Loan Agreement. The obligations under the Mezzanine Loan Agreement are secured by the assets of, and equity in, the Mezzanine Borrower. We have agreed to further indemnify Hannon Armstrong for losses related to breaches of certain representations and warranties, the modification, termination or delinquency of certain residential solar project leases, and reassessments of property taxes related to the leased property.

The Mezzanine Loan will bear interest at a rate of 12% per annum, payable on the last business day of each March, June, September and December during the term, on the date of any prepayment with respect to the principal amount of the Mezzanine Loan being prepaid, and on the maturity date of August 10, 2043. The subordinated Mezzanine Loan will be repaid with revenue from the residential lease portfolio that is distributed to Mezzanine Borrower following distributions to tax equity partners and the repayment of senior debt. The Mezzanine Loan Agreement includes representations and warranties, covenants, and events of default customary for financing transactions of this type.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "flip partnership" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our Condensed Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the Condensed Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

For our residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. We have entered into the following non-recourse financings with respect to our residential lease program:

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the three and nine months ended September 30, 2018, we had net repayments of $0.9 million and $1.4 million, respectively, in connection with these loans. During the three and nine months ended October 1, 2017, we had net proceeds of $4.0 million and $9.6 million, respectively, in connection with these loans. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Condensed Consolidated Balance Sheets, was $15.8 million and $17.1 million.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between four and twenty-five years. The Mezzanine Loan may not be prepaid except for certain mandatory prepayments and an optional prepayment that can be made during the period after December 31, 2018 and prior to June 30, 2019. The remaining long-term loans may be prepaid without significant penalty at our option any time for some loans or beginning four years after the original issuance for others. During the three and nine months ended September 30, 2018, we had net proceeds of $116.0 million and $173.6 million, respectively, in connection with these loans. During the three and nine months ended October 1, 2017, we had net proceeds of $46.8 million and $68.8 million, respectively, in connection with these loans. As of September 30, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Condensed Consolidated Balance Sheets, was $543.5 million and $356.6 million, respectively.

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable, between liabilities and equity on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2018, we had net contributions of $27.8 million and $88.5 million, respectively, under these facilities and attributed losses of $24.1 million and $92.4 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. During the three and nine months ended October 1, 2017, we had net contributions of $39.8 million and $128.0 million, respectively, under these facilities and attributed losses of $24.7 million and $61.0 million, respectively, to the non-controlling interests corresponding principally to certain assets, including tax credits, which were allocated to the non-controlling interests during the periods. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented within “Redeemable non-controlling interests in subsidiaries” and “Non-controlling interests in subsidiaries” on our Condensed Consolidated Balance Sheets, was $107.0 million and $119.4 million, respectively.

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February 2018, we sold our equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented within "Short-term debt" and "Long-term debt" on our Condensed Consolidated Balance Sheets, was zero and $28.2 million, respectively.

In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of September 30, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented within "Short-term debt" and "Long-term debt" on our Condensed Consolidated Balance Sheets, was $6.8 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in Europe, the Middle East and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Item 1. Financial Statements—Note 7. Leasing" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of our sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of September 30, 2018, we had unrestricted cash and cash equivalents of $220.8 million as compared to $435.1 million as of December 31, 2017. Our cash balances are held in numerous locations throughout the world, and as of September 30, 2018, we had approximately $60.0 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Cuts and Jobs Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $81.0 million in fiscal 2018 in order to increase our manufacturing capacity for our highest efficiency X-Series product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 30, 2018, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. We determined that we hold a controlling interest in these less-than-wholly-owned entities and have fully consolidated these entities as a result (see "Item 1. Financial Statements—Note 7. Leasing" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). During the nine months ended September 30, 2018, we received $107.7 million in contributions from investors under the related facility agreements. Additionally, during fiscal 2015, 2016 and 2017, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2018, we drew down $89.7 million of proceeds, net of issuance costs, under the loan agreements. The loans have 3 to 16-year terms and as of September 30, 2018, the short-term and long-term balances of the loans were $8.8 million and $442.9 million, respectively. We are actively arranging additional third-party financing for our residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $42.0 million of cash and cash equivalents within our consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in the residential lease portfolio. As a result, we determined it was necessary to evaluate our residential lease portfolio for potential impairment. For further information, see "Item 1. Financial Statements—Note 7. Leasing" in the Notes to the Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of September 30, 2018, outstanding amounts related to our project financing totaled $476.5 million.

We continue to face challenging industry conditions and a competitive environment. While we continue to focus on improving overall operating performance and liquidity, including managing cash flow and working capital, notably with cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2018, as well as additional cost reduction initiatives put in place in the second quarter of fiscal 2018, our net losses continued through the third quarter of fiscal 2018 and are expected to continue through fiscal 2019. These events and conditions indicate that we may not have the liquid funds necessary to satisfy our estimated liquidity needs within the next 12 months from the issuance of the interim financial statements contained herein.

In conjunction with evaluating our ability to continue as a going concern for the twelve-month period subsequent to the issuance date of these interim financial statements, we have evaluated our expected future cash flows, and considered our historical ability to divest certain investments and non-core assets and secure sources of financing in connection with our short-term liquidity needs. For example, on June 19, 2018, we completed the divestiture of our equity interest in 8point3 Energy Partners LP. Additionally, on August 9, 2018, we completed the sale to Enphase Energy, Inc. (“Enphase”) of certain assets and intellectual property related to the production of microinverters in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock. We received the common stock and a $15.0 million cash payment upon closing, and we expect to receive the final $10.0 million cash payment of the purchase price from Enphase on or before December 10, 2018. On August 10, 2018, our wholly-owned subsidiary and Hannon Armstrong entered into a mezzanine loan agreement under which our subsidiary borrowed a subordinated, mezzanine loan of $110.5 million, the majority of which is available to service our consolidated working capital needs. Further, in connection with our previously announced decision to sell a portion of our interest in our residential lease portfolio, we are also in the process of securing an additional source of financing in the form of a subordinated mezzanine loan of approximately $27.0 million. Subject to execution of definitive documentation and closing of the proposed mezzanine loan, we will be required to pay interest quarterly on outstanding borrowings in an amount equal to 11.75% per annum. Finally, subject to the execution of definitive documentation and the satisfaction of certain closing conditions, including obtaining consents from the tax equity investors who invested in the residential lease portfolio, we will sell a portion of our equity interest in the residential lease portfolio. Based on our evaluation of the conditions necessary to complete the transactions, we believe that the mezzanine loan and the sale of a portion of our equity interest in the residential lease portfolio are probable of occurring and will generate sufficient proceeds to satisfy our working capital needs and committed capital expenditures over the next twelve months from the date of the issuance of the interim financial statements. In addition, we have the ability to enhance our available cash by borrowing up to $95.0 million under our revolving credit facility (the "Revolver") with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to the Letter Agreement executed by the Company and Total S.A. on May 8, 2017 (the "Letter Agreement") through August 26, 2019, the expiration date of the Letter Agreement. Lastly, we are evaluating additional options in connection with our short-term liquidity needs such as deferring or canceling uncommitted capital expenditures and expect to execute such actions in alignment with the anticipated timing our liquidity needs. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

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

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Revolver was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the facility under the Revolver remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Revolver remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A., under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95 million under the Revolver. As of September 30, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.

There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity investments or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity investments or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

		Payments Due by Fiscal Period
(In thousands)	Total	2018 (remaining three months)	2019-2020	2021-2022	Beyond 2022
Convertible debt, including interest[1]	$907,301	$5,125	$41,000	$435,468	$425,708
CEDA loan, including interest[2]	61,883	645	5,100	5,100	51,038
Other debt, including interest[3]	1,160,131	66,761	94,531	183,630	815,209
Future financing commitments[4]	7,040	3,840	3,200	—	—
Operating lease commitments[5]	103,667	3,509	27,619	21,312	51,227
Sale-leaseback financing[6]	433,788	6,482	50,370	51,786	325,150
Capital lease commitments[7]	2,965	158	1,290	1,332	185
Non-cancellable purchase orders[8]	181,367	181,367	—	—	—
Purchase commitments under agreements[9]	763,070	22,114	638,256	70,150	32,550
Deferred purchase consideration in connection with acquisition[10]	60,000	—	60,000	—	—
Total	$3,681,212	$290,001	$921,366	$768,778	$1,701,067
1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on September 30, 2018. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

2CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

3Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Note 10. Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $7.0 million, subject to certain conditions.

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

9Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and module-level power electronics and alternating current cables, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 5 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

10In connection with the acquisition of AUO SunPower Sdn. Bhd. in 2016, we are required to make noncancellable annual installment payments during 2019 and 2020.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of September 30, 2018 and December 31, 2017, total liabilities associated with uncertain tax positions were $20.8 million and $19.4 million, respectively, and are included within "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 7% of our total revenue in both the three and nine months ended September 30, 2018, respectively, and 5% and 6% of our total revenue in the three and nine months ended October 1, 2017, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.9 million and $8.6 million in the three and nine months ended September 30, 2018, respectively, and $2.6 million and $6.8 million in the three and nine months ended October 1, 2017, respectively.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 30, 2018 and December 31, 2017, we had outstanding forward currency contracts with aggregate notional values of $52.1 million and $10.3 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 30, 2018 and December 31, 2017, advances to suppliers totaled $186.8 million and $216.0 million, respectively. One supplier accounted for 99% of total advances to suppliers as of both September 30, 2018 and December 31, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of September 30, 2018, the outstanding principal balance of our variable interest borrowings was $64.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of September 30, 2018 and December 31, 2017, investments of $39.2 million and $450.0 million, respectively, are accounted for using the equity method. As of both September 30, 2018 and December 31, 2017, $31.7 million is accounted for using the measurement alternative method. On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group. The carrying value of our equity method investments as of September 30, 2018 and December 31, 2017 included zero and $382.7 million, respectively, of our investment in the 8point3 Group (See "Item 1. Financial Statements—Note 11. Equity Investments" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment. In accordance with such evaluation, we recognized an other-than-temporary charge on the 8point3 investment balance in the first quarter of fiscal 2017.

On August 9, 2018, we completed the sale to Enphase of certain assets and intellectual property related to the production of microinverters in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock. We received the common stock and a $15.0 million cash payment upon closing, and expect to receive the final $10.0 million cash payment of the purchase price on or before December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three and nine months ended September 30, 2018, we recognized an unrealized loss of $6.2 million within "Other, net" under other income (expense), net, on the Condensed Consolidated Statement of Operations.

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

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.00% debentures due 2023, or 0.875% debentures due 2021 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $689.0 million and $982.8 million as of September 30, 2018 and December 31, 2017, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $757.9 million and $1,081.1 million as of September 30, 2018 and December 31, 2017, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $620.1 million and $884.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under "Item 1. Financial Statements—Note 10. Commitments and Contingencies—Legal Matters" in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the risk factors described and included below.

Tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”) pursuant to a Section 201 petition filed by Suniva, Inc., which Solar World Americas Inc. later joined, regarding foreign-manufactured photovoltaic ("PV") solar cells and modules. Modules will be subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 15% in 2021. Cells are subject to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region. The tariffs went into effect on February 7, 2018.

The tariffs could materially and adversely affect our business and results of operations. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our X-Series, E-Series and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

Additionally, the Office of the United States Trade Representative (“USTR”) initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. In notices published June 20, 2018, August 16, 2018, and September 21, 2018, the USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. The United States and China continue to signal the possibility of taking additional retaliatory measures in response to actions taken by the other country, which may result in changes to existing trade agreements and terms including additional tariffs on imports from China or other countries.

In the near term, uncertainty surrounding the implications of the existing tariffs affecting the U.S. solar market, the escalating trade tensions between China and the United States, and whether specific additional solar power products may be impacted, is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. With the uncertainties associated with the Section 201 and Section 301 trade cases, factors indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable. As a result, we performed an impairment evaluation utilizing the information available to us as of the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to NGT. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, and the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, we determined that its estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In connection with our evaluation, we recognized a non-cash impairment charge of $369.2 million during our second quarter of fiscal 2018 and for the nine months ended September 30, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those asses, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the condensed consolidated statement of operations for the nine months ended September 30, 2018. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated among our three end-customer segments based on megawatts deployed in the second quarter of fiscal 2018. As a result, non-cash impairment charges of $92.5 million, $103.8 million and $158.8 million were allocated to the Residential Segment, Commercial Segment and Power Plant Segment, respectively, for the nine months ended September 30, 2018. The impairment evaluation was using the highest and best use of the income approach, specifically a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital additions, remaining useful life, salvage value and discount rate, as well market and cost approach performed by a third-party valuation specialist, all of which require significant judgment by management. Our estimate of cash flows with respect to the implications of the tariff might change as a result, the results of which could materially and adversely impact our business, revenues, margins, results of operations and estimated future cash flows. We are performing a comprehensive review of our long-term strategy as a result of these tariffs and as a result, we may be exposed to impairment in the future, which could be material to our results of operations. Any of the above factors would materially and adversely affect our business, revenues, margins, assets recoverability, results of operations, and cash flows. For more information, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors-Risks Related to Our Sales Channels,” including, “-If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “-The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with Credit Agricole and other construction financing providers. As of September, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole. We have the ability to borrow up to $95.0 million under this revolving credit facility pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 1. Financial Statements-Note 2. Transactions with Total and Total S.A." in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). As of September 30, 2018, we had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

We have decided to divest certain non-core assets in order to generate liquidity, including our decision to sell a portion of our interest in our residential lease portfolio, which is comprised of assets under operating leases and financing receivables related to sales-type leases. We believe the divestment of these non-core assets, along with our other activities, will generate sufficient funds to satisfy our working capital needs and fund our committed capital expenditures over the next 12 months from the date of the issuance of the interim financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity investments or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity investments or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations and financial condition.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity investments or debt securities, or obtain other debt financings. If adequate funds from these or and other sources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power projects, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 2, 2018 through July 29, 2018	4,064	$7.89	—	—
July 30, 2018 through August 26, 2018	5,895	$7.30	—	—
August 27, 2018 through September 30, 2018	8,789	$6.70	—	—
	18,748	$7.14	—	—
1The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1
Master Supply Agreement, dated as of August 9, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of Enphase Energy, Inc.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2018).

10.2
Loan Agreement, dated as of August 10, 2018, by and between SunStrong Capital Acquisition, LLC and SunStrong Capital Lender LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018).

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

SUNPOWER CORPORATION

October 30, 2018	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer