Form 10-K
period 2018-12-30
SUNPOWER CORP
filed 2019-02-14
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was $469 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 29, 2018. For purposes of determining this amount only, the registrant has defined affiliates as including Total Solar International SAS, formerly known as Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of the registrant on June 29, 2018.

The total number of outstanding shares of the registrant’s common stock as of February 8, 2019 was 141,383,535.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2019 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain strategic transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Company Overview

We are a leading global energy company dedicated to changing the way our world is powered. We deliver complete solar solutions to residential, commercial, and power plant customers worldwide by offering:

•	cutting-edge solar module technology and solar power systems that are designed to generate electricity over a system life typically exceeding 25 years;

•	integrated storage and software solutions that enable customers to effectively manage and optimize their CCOE energy usage and expenses;

•	installation, construction, and ongoing maintenance and monitoring services; and

•	financing solutions that provide customers with a variety of options for purchasing or leasing high efficiency solar products at competitive energy rates.

Our global reach is enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established.

Recent Developments

Divestment of Microinverter Business

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase Energy, Inc. ("Enphase") in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (the “Closing Shares”), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered into on June 12, 2018. We received the Closing Shares and $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018.

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Combination and Divestitures."

Acquisition of SolarWorld Americas

On April 16, 2018, we entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") pursuant to which we agreed to purchase all of SolarWorld AG's shares of stock in SolarWorld Americas Inc. ("SolarWorld Americas"), and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. On August 21, 2018, we terminated the Sale and Purchase Agreement and entered into an Asset Purchase Agreement with SolarWorld Americas, pursuant to which we agreed to purchase certain assets of SolarWorld Americas in exchange for consideration of $26.0 million, subject to certain closing and post-closing adjustments and other contingent payments. In connection with the termination of the Sale and Purchase Agreement, we have recognized an expense of $20.0 million for the quarter ended September 30, 2018 in sales, general and administrative expense. On October 1, 2018, we completed the acquisition of certain assets of SolarWorld Americas, including its Hillsboro, Oregon facility and a significant portion of its manufacturing workforce of more than 200 employees. The purchase consideration consisted of $26.0 million in cash and additional contingent consideration of approximately $4.1 million.

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Combination and Divestitures."

Formation of SunStrong Capital Holdings, LLC ("SunStrong") Joint Venture and Transfer of Interest in Residential Lease Portfolio

On November 5, 2018, we entered into a joint venture with HA SunStrong Capital LLC (“HA SunStrong Parent”), an affiliate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong"), to acquire, operate, finance, and maintain a portfolio of residential rooftop or ground-mounted solar photovoltaic electric generating systems ("Solar Assets"). Pursuant to the terms of the Purchase and Sale Agreement (the “PSA"), we sold to HA SunStrong Parent, in exchange for consideration of $10.0 million, membership units representing a 49.0% membership interest in SunStrong, formerly our wholly-owned subsidiary that historically held and controlled the assets and liabilities comprising our residential lease business (the "Residential Lease Portfolio"). Following the closing of the PSA, we deconsolidated certain entities involved in our Residential Lease Portfolio, as part of our previously announced decision to sell a portion of our interest in the Residential Lease Portfolio, and retained membership units representing a 51% membership interest in SunStrong.

In connection with the joint venture, we entered into various agreements including an operating agreement for SunStrong and a management agreement with respect to the Solar Assets, among others.

In connection with the closing of the PSA, SunStrong assumed all current and future debt service obligations associated with the subordinated mezzanine loan of $110.5 million and long-term loans to finance solar power systems and leases under our previous residential lease program.

On November 28, 2018, SunStrong closed the sale to external investors of its $400 million Solar Asset Backed Notes, Series 2018-1 ("Notes"). The Notes were priced at a fixed interest rate of 5.68 percent per annum and received a rating of A (sf) from KBRA and a Green Bond Assessment of GB1, the highest rating, by Moody’s Investor Services. The anticipated repayment date is in November 2028, with a rated final maturity date in November 2048. The Notes were issued by a special purpose entity, SunStrong 2018-1 Issuer, LLC, an indirectly wholly-owned subsidiary of SunStrong. SunPower received a special distribution of approximately $12.9 million from the proceeds generated by the sale of the Notes.

On November 5, 2018, SunStrong Capital Acquisition OF, LLC, a wholly-owned subsidiary of SunStrong (“Mezzanine Loan 2 Borrower”), and SunStrong Capital Lender 2 LLC, a subsidiary of Hannon Armstrong, entered into a loan agreement under which, Mezzanine Loan 2 Borrower may borrow a subordinated, mezzanine loan of up to $32.0 million (the “Mezzanine Loan 2”). The borrowing facilities provided by the Mezzanine Loan 2 have been determined in consideration of the residential lease assets for which we have either completed construction or have the obligation to complete construction after November 5, 2018.

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Combination and Divestitures, Note 7. Leasing, Note 11. Equity Investments, and Note 12. Debt and Credit Sources."

Segments Overview

In the fourth quarter of 2018, in connection with our efforts to improve operational focus and transparency, drive overhead accountability into segment operating results, and increase strategic agility across the value chain from our upstream business' core strength in manufacturing and technology and our downstream business' core strength in offering complete solutions in residential and commercial markets, we reorganized our segment reporting to an upstream and downstream structure. Previously, we operated under three end-customer segments comprised of our (i) Residential Segment, (ii) Commercial Segment, and (iii) Power Plant Segment. Historically, the Residential Segment referred to sales of solar energy solutions to residential end-customers, the Commercial Segment referred to sales of energy solutions to commercial and public entity end-customers, and the Power Plant Segment referred to our large-scale solar products and systems and component sales.

Under the new segmentation, the SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers, commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The reorganization provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities based on financial information for the SunPower Energy Services Segment and SunPower Technologies Segment.

Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes do not affect our previously reported Consolidated Financial Statements.

SunPower Energy Services

North America Residential

Residential Systems

We offer a complete set of residential solutions that deliver value to homeowners and our dealer partners. We have developed the capability to deliver AC panels with factory-integrated microinverters. The AC system architecture, as compared with DC systems, facilitates direct panel installation, eliminating the need to mount or assemble additional components on the roof or the side of a building, driving down system costs, improving overall system reliability, and providing improved, cleaner design aesthetics. As part of our complete solution approach, we offer our Equinox residential market product, a fully-integrated solar platform utilizing Maxeon cells, AC microinverter, and EnergyLink monitoring hardware to combine solar power production and energy management, allowing residential installers to quickly and easily complete their system installations and to ensure always-on connectivity so homeowners can easily access their data anytime, anywhere. The Equinox platform is also sold with our EnergyLink software analytics, which provides our customers with detailed information about their energy consumption and production, enabling them to further reduce their energy costs.

Concurrent with the sale of certain assets and intellectual property related to the production of microinverters to Enphase on August 9, 2018, we entered into a Master Supply Agreement (the “MSA”) pursuant to which, with certain exceptions, we have agreed to exclusively procure module-level power electronics (“MLPE”) and alternating current (“AC”) cables from Enphase to meet all of our needs for MLPE and AC cables for the manufacture and distribution of AC modules and discrete MLPE system solutions for the U.S. residential market, including our current Equinox solution and any AC module-based successor products. We have also agreed not to pair any third-party MLPE or AC cables with any of our modules for use in the grid-tied U.S. residential market where an Enphase MLPE is qualified and certified for such module. The initial term of the MSA is through December 31, 2023, and the MSA term will automatically be extended for successive two-year periods unless either party provides written notice of non-renewal.

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

Sales Channels, Residential Leasing Program, and other Financing Options

We sell our residential solar energy solutions to end customers through a variety of means, including cash sales directly to end customers, sales to resellers, including our third-party dealer network, and sales of our operations and maintenance (“O&M”) services.

We offer financing programs that are designed to offer customers a variety of options to obtain high efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or by leasing high efficiency solar systems at competitive energy rates. Since its launch in 2011, our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually-tailored solar solutions to a broad range of residential customers.

As part of our strategic goals to de-lever our balance sheet and simplify our financial statements, we announced during the fourth quarter of 2017 our decision to monetize our interest in more than 400 MW of residential lease assets that historically have been consolidated in our balance sheets. On November 5, 2018, we sold a portion of our interest in certain entities that have historically held the assets and liabilities comprising our residential lease business to an affiliate of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Combination and Divestitures, Note 7. Leasing, Note 11. Equity Investments, and Note 12. Debt and Credit Sources."

Historically, we had the ability to sell portfolios of residential system leases to 8point3 Energy Partners LP ("8point3 Energy Partners"), a joint Yieldco vehicle formed by us and First Solar, Inc. ("First Solar") in which we had an ownership stake. In fiscal 2017, following a review of our strategic alternatives, we decided to explore a divestiture jointly with First Solar. On February 5, 2018, 8point3 Energy Partners entered into an Agreement and Plan of Merger (the “8point3 Merger Agreement”) with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors (collectively, “Capital Dynamics” and the transaction, the "Divestiture Transaction"), and we entered into a Support Agreement which obligated us to support the Divestiture Transaction. On June 19, 2018, we completed the sale of our equity interest in 8point3 Energy Partners. As a result of this transaction, we received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly own any equity interests in 8point3 Energy Partners.

For additional information on transactions with, and the divestiture of our interest in 8point3 Energy Partners, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Equity Investments."

North America Commercial

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

Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, selling energy to customers under power purchase agreements ("PPAs"), sales to our third-party dealer network and sales of our O&M services.

Operations & Maintenance

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

We incorporate leading information technology platforms to facilitate the management of our solar power systems operating globally. Real-time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to help ensure timely resolution. Our performance model, PVSim, was developed over the last 20 years and has been audited by independent engineers. Solar panel performance coefficients are established through independent third-party testing. The SunPower Monitoring System also provides customers real-time performance status of their solar power system, with access to historical or daily system performance data through our customer website (www.sunpowermonitor.com). The SunPower Monitoring System is available through applications on Apple® and Android™ devices. Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

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

SunPower Energy Services Technology

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include mounting structures, charge controllers, grid interconnection equipment, and other devices, depending on the specific requirements of a particular system and project.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade AC power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded. We also have integrated microinverter technology that converts DC generated by a single solar photovoltaic panel into AC directly on the panel. Subsequent to the sale of our microinverter business in August 2018, we exclusively procure microinverters for the manufacture and distribution of AC modules and discrete MLPE system solutions for the U.S. residential market from Enphase. Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

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

We continue to work with Enphase to develop next generation microinverters for use with our high efficiency solar panels in order to enhance our portfolio of Smart Energy solutions. Panels with these factory-integrated microinverters can convert direct current generated by the solar panel into alternating current, enabling optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

SunPower Technologies

SunPower Solutions

In 2017, SunPower established the SunPower Solutions division to deliver products and services to utility-scale photovoltaic ("PV") customers around the world. SunPower Solutions enables developers, independent power producers and EPCs to benefit from SunPower's extensive experience over the past decade developing, financing, constructing, operating and maintaining solar power plants. In the fourth quarter of fiscal 2018, this division was assigned to our SunPower Technologies Segment. We remain focused on transitioning from project development to equipment supply through SunPower Solutions.

The SunPower Solutions division sells SunPower’s high performance P-Series, Maxeon 2 (formally known as E-Series), and Maxeon 3 (formally known as X-Series) panels to non-U.S. customers. SunPower’s family of utility power plant PV panels deliver higher efficiency and energy yield with lower degradation than competing panels.

Project Development and Financing

Our project development business refers to sales of our large-scale solar systems, including power plant project development and project sales and EPC services for power plant construction. Our utility-scale solar power systems are typically purchased by an investor or financing company and operated as central-station solar power plants.

We are able to utilize various means to finance our utility-scale power plant development and construction projects, which include arranging tax equity financing structures and utilizing non-recourse project debt facilities in conjunction with project sales.

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

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. Our Maxeon 3 solar panels, made with our Maxeon Gen 3 solar cells, have demonstrated panel efficiencies exceeding 22% in high-volume production. In fiscal 2016, one of our standard production modules set a world record for aperture area efficiency as tested by the National Renewable Energy Laboratory. We believe our Maxeon 3 solar panels are the highest efficiency solar panels available for the mass market, and we continue to focus on increasing cell efficiency even as we produce solar cells with over 25% efficiency in a lab setting. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power is incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of SunPower solar panels provides customers a variety of features to fit their needs, including the SunPower Signature black design which allows the panels to blend seamlessly into the rooftop. We offer panels that can be used both with inverters that require transformers as well as with the highest performing transformer-less inverters to maximize output. Both our Maxeon 3 and Maxeon 2 panels have proven performance with low levels of degradation, as validated by third-party performance tests. Since fiscal 2016, we launched a line of solar panels under the Performance Series ("P-Series") product name. These products utilize a proprietary manufacturing process to assemble conventional silicon solar cells into panels with increased efficiency and reliability compared with conventional panels. Designed to target a new set of customers and global markets, we expect P-Series panels to contribute to the growth of both of SunPower’s business segments.

In 2018, we continued the ramp up of our next-generation solar cells and panels with our Next Generation Technology ("NGT" or Maxeon 5), which offer efficiency of approximately 25%, roughly in line with our Maxeon 3 solar panels. When fully ramped, we expect the Maxeon 5 panels to compete with the mono-PERC solar panels, but with superior levelized cost of energy due to higher performance and durability. During the fourth quarter of 2018, we certified our first Maxeon 5 product, a 72-cell format panel rated at 450 watts, and expect delivery to initial customers in the first quarter of 2019. We eventually plan to transform all of our legacy Maxeon 2 production capacity to Maxeon 5. We are also actively pursuing a variety of partnerships and other options to enable further NGT expansion to gigawatt scale.

Warranties

SunPower provides a combined 25-year standard solar panel product and power warranty for defects in materials and workmanship. The solar product warranty also warrants that Maxeon 2 and Maxeon 3 panels will provide 98% of the panel’s minimum peak power ("MPP") rating for the first year, declining due to expected degradation by no more than 0.25% per year for the following 24 years, such that the power output at the end of year 25 will be at least 92% of the panel’s MPP rating. Our P-Series panels are warranted to provide 97% of the panel’s MPP rating for the first year, declining due to expected degradation by no more than 0.6% per year for the following 24 years, such that the power output at the end of year 25 will be at least 82.6% of the panel’s MPP rating. Our warranty provides that we will repair or replace any defective solar panels during the warranty period. We also pass through long-term warranties from the original equipment manufacturers of certain system components to customers for periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through the enhancement of our existing products, development of new techniques, and by reductions in manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total, our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our competitiveness. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development."

Supplier Relationships, Manufacturing, and Panel Assembly

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2019 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 30, 2018, advances to suppliers totaled $172 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate or if we are otherwise unable to fulfill our obligations under these supply agreements. For further information regarding our future prepayment obligations, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output over the next several years. For more information about risks related to our supply chain, including without limitation risks relating to announced tariffs on solar cells and modules imported into the U.S., refer to "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. Crystalline silicon is the principal commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multi-crystalline, or polycrystalline silicon, ribbon and sheet silicon, and thin-layer silicon. Our solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand.

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facilities located in the Philippines and Malaysia. During fiscal 2017, we completed the construction of the solar cell manufacturing facility that we own and operate in the Philippines which has an annual capacity of 450 MW. The solar cell manufacturing facility we own and operate in Malaysia has a total rated annual capacity of over 700 MW.

We use our solar cells to manufacture our Maxeon 3 and Maxeon 2 solar panels at our solar panel assembly facilities located in Mexico and France, while we source solar cells from third parties for use in our P-Series solar panels at our solar panel assembly facility in Mexico and in Hillsboro, Oregon starting in 2019. Our solar panel manufacturing facilities have a combined total rated annual capacity of over 1.4 GW.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We typically assemble proprietary components, while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our Equinox and Helix systems.

Customers

Effective in the fourth quarter of 2018, we now operate in two segments: (i) SunPower Energy Services Segment and (ii) SunPower Technologies Segment. Our scope and scale allow us to deliver solar solutions across all segments, ranging from consumer homeowners to the largest commercial and governmental entities in the world. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners and small commercial building owners. We leverage a combination of direct sales as well as a broad partner ecosystem to efficiently reach our global customer base.

We work with development, construction, system integration, and financing companies to deliver our solar power products and solutions to wholesale sellers, retail sellers, and retail users of electricity. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Our utility-scale solar power systems are typically purchased by an investor or financing company, and operated as central-station solar power plants. In addition, our third-party dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue" for our significant customers.

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•
SunPower Energy Services Segment: Canadian Solar Inc., Hanwha QCELLS Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Jinko Solar, NRG Energy, Inc., Panasonic Corporation, Sharp Corporation, SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., LONGi Solar, REC Group, Hyundai Heavy Industries Co. Ltd., and Yingli Green Energy Holding Co. Ltd., First Solar, Inc.

•
SunPower Technologies: Hanwha QCELLS Corporation, JA Solar Holdings Co., Trina Solar Ltd., Yingli Green Energy Holding Co., Ltd., Jinko Solar, First Solar Inc., Canadian SolarInc., LONGi Solar, Tongwei Co. Ltd., Array Technologies, Inc., Soltec, NEXTracker, Inc., Convert Italia, Arctech, Inc.

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

In addition, universities, research institutions, and other companies have brought to market alternative technologies, such as thin-film solar technology, which compete with our PV technology in certain applications. Furthermore, the solar power market in general competes with other energy providers such as electricity produced from conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, solar thermal, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar power systems include:

•	total system price;

•	LCOE evaluation;

•	CCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels and systems;

•	speed and ease of installation through modular solutions such as our Helix system;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	established sales channels to customers;

•	timeliness of new product introductions;

•	bankability, strength, and reputation of our company; and

•	warranty protection, quality, and customer service.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “SunPower Equinox,” “SunPower Giving,” “SunPower Horizons,” “SunPower Energy Services,” “SunPower Technologies,” “Bottle the Sun,” “Demand Better Solar,” “EDDiE,” “EnergyLink,” “Equinox Energy Systems and Design,” “Equinox Solar Systems and Design,” “Equinox,” “Experiential Learning. Expanding Opportunities.,” “Equinox,” “Helix,” “InvisiMount,” “Light on Land,” “Maxeon,” “Oasis,” “Oasis Geo,” “Powering a Brighter Tomorrow,” “PowerLight,” “Serengeti,” “Smart Energy,” “Smarter Solar,” “Solar Showdown,” “Sol,” “Solaire,” “Solaire Generation,” “SunTile,” “SunPower Electric,” “Supo Solar,” “More Energy. For Life.,” “The Planet's Most Powerful Solar,” and “The Power of One” in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 30, 2018, we held registrations for 26 trademarks in the United States, and had 4 trademark registration applications pending. We also held 68 trademark registrations and had 11 trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 30, 2018, we held 464 patents in the United States, which will expire at various times through 2037, and had 246 U.S. patent applications pending. We also held 535 patents and had 592 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

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

Backlog

We believe that backlog is not a meaningful indicator of our future business prospects. In our SunPower Energy Services Segment's residential and commercial and international DG markets, we often sell large volumes of solar panels, mounting systems, and other solar equipment to third parties, which are typically ordered by our third-party dealer network and customers under standard purchase orders with relatively short delivery lead-times. Additionally, we often require project financing for development and construction of our SunPower Technologies Segment's solar power plant projects, which require significant investments before the equity is later sold by us to investors. Therefore, our solar power system project backlog would exclude sales contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing. Based on these reasons, we believe backlog at any particular date is not necessarily a meaningful indicator of our future revenue for any particular period of time.

Regulations

Public Policy Considerations

Different public policy mechanisms have been used by governments to accelerate the adoption and use of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and to be credited for that excess electricity at or near the full retail price of electricity.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. Some states, such as California and Hawaii, have significantly expanded their renewable portfolio standards in recent years. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results," "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services," and "Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

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

Information concerning certain limited activities in Iran

Information concerning TOTAL’s activities related to Iran that took place in 2018 provided in this section is disclosed according to Section 13(r) of the Securities Exchange Act of 1934, as amended (“U.S. Exchange Act”). TOTAL believes that these activities are not sanctionable, including for activities previously disclosed. Total S.A. and any of its subsidiaries and affiliates are collectively referred to as the Group.

The Group’s operational activities related to Iran were stopped in 2018 following the withdrawal of the United States from the JCPOA in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

Statements in this section concerning affiliates intending or expecting to continue activities described below are subject to such activities continuing to be permissible under applicable international economic sanctions regimes.

a)     Exploration & Production

Following the suspension of certain international economic sanctions against Iran on January 16, 2016, the Group commenced various business development activities in Iran. Total E&P South Pars S.A.S. (“TEPSP”) (a wholly-owned affiliate), CNPC International Ltd. (“CNPCI”) (a wholly-owned affiliate of China National Petroleum Company) and Petropars Ltd. (“Petropars”) (a wholly-owned affiliate of NIOC) signed a 20-year risked service contract in July 2017, (the “Risked Service Contract”) for the development and production of phase 11 of the South Pars gas field (“SP11”).TEPSP (50.1%) was the operator and a partner of the project alongside CNPCI (30%) and Petropars (19.9%). These companies entered into a joint operating agreement in July 2017 (the “JOA”) concerning, among other things, the governance of their obligations under the Risked Service Contract and the designation of TEPSP as the project’s operator.

In 2018, TEPSP continued conducting petroleum operations on behalf of the above-mentioned consortium in accordance with the terms and conditions of the Risked Service Contract and the JOA. In particular, TEPSP: (i) held several meetings with the Iranian authorities, NIOC and other Iranian state owned/controlled entities; (ii) launched tenders for award of service contracts for the purposes of the SP11 project; (iii) negotiated various agreements (such as service and/or supply agreements and bank service agreements); and (iv) performed other activities under the Risked Service Contract and the JOA.

In 2018, TEPSP completed the technical studies, which were started in November 2016, in accordance with the technical services agreement (the “TSA”) between NIOC and TEPSP, acting on behalf of the consortium.

However, as a result of the withdrawal of the U.S. from the JCPOA in May 2018, TOTAL ceased all of its activities related to the SP11 project and finalized its withdrawal from the SP11 project on October 29, 2018, at which time it transferred its participating interest and operatorship of the project to CNPCI.

The MOU entered into between TOTAL and NIOC in January 2016 to assess potential developments in Iran (including South Azadegan) was amended to include North Azadegan and to extend its duration. NIOC provided TOTAL in 2017 with technical data on the Azadegan oil field so that it could assess potential development of this field. Representatives of TOTAL held technical meetings in 2017 with representatives of NIOC and its affiliated companies and carried out a technical review of the Azadegan (South & North) oil field as well as the Iran LNG Project (a project contemplating a 10 Mt/y LNG production facility at Tombak Port on Iran’s Persian Gulf coast), the results of which were partially disclosed to NIOC and relevant affiliated companies. In addition, TOTAL signed an MOU in 2017 with an international company to evaluate jointly the Azadegan oil field opportunity with NIOC. This international company decided in February 2018 to withdraw from this technical cooperation and a MOU termination agreement was formally executed with TOTAL on May 16, 2018. Technical studies were pursued by TOTAL until March 2018 on the Azadegan area with regular contacts with NIOC. All work and contacts with NIOC on this subject ceased at the end of March 2018.

During 2018, in connection with the activities under the aforementioned Risked Service Contract and MOUs, and to discuss other new opportunities, representatives of TOTAL attended meetings with the Iranian oil and gas ministry and several Iranian companies with ties to the government of Iran. In connection with travel to Iran in 2018 by certain employees of the Group, TOTAL made payments to Iranian authorities for visas, airport services, exit fees and similar travel-related charges. In addition, representatives of TOTAL had meetings in France with the Iranian ambassador.

Neither revenues nor profits were recognized from any of the aforementioned activities under the aforementioned Risked Service Contract and MOUs in 2018.

Maersk Oil studied two potential projects with NIOC, prior to the acquisition of Maersk Oil by TOTAL in March 2018. These studies ceased after a meeting with NIOC representatives in May 2018.

The Tehran branch office of TEPSP, opened in 2017 for the purposes of the SP11 project, ceased all operational activities prior to November 1, 2018 and will be closed and de-registered in 2019. Since November 2018, Total Iran BV maintains a local representative office in Tehran with a few employees, solely for non-operational functions. Concerning payments to Iranian entities in 2018, Total Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 31.7 billion (approximately $300,000 (Converted using the average exchange rate for fiscal year 2018, as published by Bloomberg.) to the Iranian administration for taxes and social security contributions concerning the personnel of the aforementioned representative office and residual obligations related to various prior risked service contracts. In 2019, similar types of payments are to be made in connection with maintaining the representative office in Tehran, albeit in lower amounts. None of these payments has been or is expected to be executed in U.S. dollars.

Furthermore, Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate, holds a 1% interest in a joint venture for the Bruce field in the United Kingdom with Serica Energy (UK) Limited (“Serica”) (98%, operator) and BP Exploration Operating Company Limited (“BP”) (1%), following the completion of the sale of 42.25% of TEP UK’s interests in the Bruce field on November 30, 2018 pursuant to a sale and purchase agreement dated August 2, 2018 between TEP UK and Serica. Upon the closing of the transaction on November 30, 2018, all other prior joint venture partners also sold their interests in the Bruce field to Serica (BP sold 36% retaining a 1% interest; BHP Billiton Petroleum Great Britain Limited (“BHP”) sold their full 16% interest and Marubeni Oil & Gas (U.K.) Limited ((“Marubeni”) sold their full 3.75%).

The Bruce field joint venture is party to an agreement (the “Bruce Rhum Agreement”) governing certain transportation, processing and operation services provided to another joint venture at the Rhum field in the UK, co-owned by Serica (50%, operator) and the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC (50%). Under the terms of the Bruce Rhum Agreement, the Rhum field owners pay a proportion of the operating costs of the Bruce field facilities calculated on a gas throughput basis. IOC’s share of costs incurred under the Bruce Rhum Agreement have been paid to TEP UK in 2018 by Naftiran Intertrade Company Limited (“NICO”), the trading branch of the National Iranian Oil Company (“NIOC”). NIOC is the parent company of IOC and an Iranian government owned corporation. In 2018, based upon TEP UK’s 1% interest in the Bruce field and income from the net cash flow sharing arrangement with Serica, gross revenue to TEP UK from IOC’s share of the Rhum field resulting from the Bruce Rhum Agreement was approximately £8 million. This sum was used to offset operating costs on the Bruce field and as such, generated no net profit to TEP UK. This arrangement is expected to continue in 2019.

In 2018, TEP UK acted as agent for BHP and Marubeni, which faced difficulty securing banking arrangements allowing them to accept payments from IOC, and, thus, received payments from IOC in relation to BHP and Marubeni’s share of income from the Bruce Rhum Agreement under the terms of an agency agreement entered into in June 2018 between BHP, Marubeni and TEP UK (the “Agency Agreement”). Payments made from IOC to BHP and Marubeni in 2018 related to the periods prior to the completion of their divestment to Serica in November 2018. Total payment received on behalf of BHP and Marubeni by TEP UK under this arrangement in 2018 was approximately £7 million. This amount relates to income due to BHP and Marubeni under the Bruce Rhum Agreement for 2017 and 2018. TEP UK transferred all income received under the Agency Agreement to BHP and Marubeni and provided the service on a no profit, no loss basis. The Agency Agreement is expected to be terminated upon receipt of all payments relating to the period up to November 30, 2018.

Prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018, TEP UK liaised directly with IOC concerning its interest in the Bruce Rhum Agreement and it received payments directly for services provided to IOC under the Bruce Rhum Agreement. In October 2018, the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) granted a new conditional license to BP and Serica authorizing the provision of services to the Rhum field, following the reinstatement of U.S. secondary sanctions. The principal condition of the OFAC license is that the Iranian government’s shareholding in IOC is transferred into a trust in order that Iran may not derive any benefit from the Rhum field or exercise any control while the U.S. secondary sanctions are in place. A Jersey based trust has been put in place with the trustee holding IOC’s shares in the Rhum field. IOC’s interest is now managed by a new independent management company established by the trust and referred to as the “Rhum Management Company” (“RMC”) and where necessary TEP UK liaises, and expects to continue doing so in 2019, with RMC in relation to the Bruce Rhum Agreement.

TEP UK is also party to an agreement with Serica whereby TEP UK uses reasonable endeavors to evacuate Rhum NGL from the St Fergus Terminal (the “Rhum NGL Agreement”). TEP UK provides this service - subject to Serica having title to all of the Rhum NGL to be evacuated and Serica having a valid license from OFAC for the activity - on a cost basis, but for which TEP UK charges a monthly handling fee that generates an income of approximately £35,000 per annum relating to IOC’s 50% stake in the Rhum field. After costs, TEP UK realizes little profit from this arrangement.TEP UK expects to continue this activity in 2019.

Following the acquisition of Maersk Oil in 2018, the undeveloped Yeoman discovery is now wholly owned by the Group, under license P2158 granted to Maersk Oil North Sea UK Limited, recently renamed Total E&P North Sea UK Limited (“TEPNSUK”). Yeoman is situated adjacent to the Pardis discovery in which IOC held an interest, which it sold in October 2018. Prior to this divestment, non-legally binding technical and commercial discussions had taken place between TEPNSUK, IOC and the UK Government’s Oil and Gas Authority during the first half of 2018 regarding a potential joint development of Yeoman and Pardis but no contractual arrangements were implemented in connection with such discussions. Also prior to this divestement, other discussions had taken place between TEPNSUK and IOC on an informal basis regarding a potential farm-in to Pardis by Maersk Oil.

Lastly, TOTAL S.A. paid approximately €8,000 to Iranian authorities related to various patents (Section 560.509 of the U.S. Iranian Transactions and Sanctions Regulations provides an authorization for certain transactions in connection with patent, trademark, copyright or other intellectual property protection in the United States or Iran, including payments for such services and payments to persons in Iran directly connected to intellectual property rights, and TOTAL believes that the activities related to the industrial property rights described in this point 3.1.9.2 are consistent with that authorization.) in 2018. Similar payments are expected to be made in 2019 for such patents.

b)     Other business segments

In 2018, TOTAL S.A. paid fees of approximately €1,500 to Iranian authorities related to the maintenance and protection of trademarks and designs in Iran. Similar payments are expected to be made in 2019.

Trading & Shipping

Following the suspension of applicable EU and U.S. economic sanctions in 2016, the Group commenced the purchase of Iranian hydrocarbons through its wholly-owned affiliate TOTSA TOTAL OIL TRADING SA (“TOTSA”). In 2018, the Group continued its trading activities with Iran via TOTSA, which purchased approximately 18 Mb of Iranian crude oil for nearly €1 billion pursuant to term contracts. It is not possible to estimate the gross revenue and net profit related to these purchases because the totality of this crude oil was used to supply the Group’s refineries. In addition, in 2018, approximately 1 Mb of petroleum products were sold to entities with ties to the government of Iran. These activities generated gross revenue of nearly €43 million and a net profit of approximately €1 million. The Group ceased these activities in June 2018.

Gas, Renewables & Power

Saft Groupe S.A. (“Saft”), a wholly-owned affiliate, in 2018 sold signaling and backup battery systems for metros and railways as well as products for the utilities and oil and gas sectors to companies in Iran, including some having direct or indirect ties with the Iranian government. In 2018, this activity generated gross revenue of approximately €2.5 million and net profit of approximately €0.3 million. Saft ceased this activity in 2018. Saft also attended the Iran Oil Show in 2018, where it discussed business opportunities with Iranian customers, including those with direct or indirect ties with the Iranian government. Saft ceased this activity in 2018.

Total Eren, a company in which Total Eren Holding holds an interest of 68.76% (TOTAL S.A. owns 33.86% of Total Eren Holding), had preliminary discussions during January to March 2018 for possible investments in renewable energy projects in Iran, including meetings with ministries of the Iranian government. These discussions and meetings ceased as of March 2018 and neither revenues nor profits were recognized from this activity in 2018.

Refining & Chemicals

As of May 2018, Hutchinson SA and its affiliates no longer accepted orders from Iranian companies and ceased all activities, in general, with Iran and all Iranian companies prior to August 6, 2018.

Le Joint Français, a wholly-owned affiliate of Hutchinson SA, sold vehicular O-ring seals in 2018 to Iran Khodro, a company in which the government of Iran holds a 20% interest and which is supervised by Iran’s Industrial Management Organization. This activity generated gross revenue of approximately €54,056 and net profit of approximately €8,108. Le Joint Français also sold O-ring seals in 2018 to Al Khalsan. This activity generated gross revenue of approximately €29,348 and net profit of approximately €4,402.

Paulstra S.N.C., a wholly-owned affiliate of Hutchinson SA, obtained in 2017 an order from Iran Khodro to sell vehicular anti-vibration systems over a 5-year period. This activity did not generate any gross revenue or net profit in 2018 because Paulstra did not delivery any product to Iran Khodro. The order was terminated in 2018. Paulstra S.N.C. also sold oil seals in 2018 to Iran Khodro. This activity generated gross revenue of approximately €1,078,887 and net profit of approximately €161,833.

Catelsa Caceres, a wholly-owned affiliate of Hutchinson Iberia, itself wholly-owned by Hutchinson SA, sold sealing products to Iran Khodro in 2018. This activity generated gross revenue of approximately €1,449 and net profit of approximately €217.

Hutchinson GMBH, a wholly-owned affiliate of Hutchinson SA, sold hoses for automotive vehicles to Iran Khodro in 2018. This activity generated gross revenue for approximately €257,400 and net profit of approximately €38,610. The last shipments from Hutchinson and its affiliates to Iran Khodro were in August 2018 and last payments were made in October 2018.

Hanwha Total Petrochemicals (“HTC”), a joint venture in which Total Holdings UK Limited (a wholly-owned affiliate) holds a 50% interest and Hanwha General Chemicals holds a 50% interest, purchased approximately 17 Mb of condensates from NIOC for approximately KRW 1,310 billion (approximately $1.2 billion) from January to July 2018, then HTC has stopped purchasing from NIOC. These condensates are used as raw material for certain of HTC’s steam crackers. HTC also chartered fifteen tankers of condensates with National Iranian Tanker Company (NITC), a subsidiary of NIOC, for approximately KRW 24 billion (approximately $22.3 million). In November 2018, South Korea was granted a significant reduction exemption waiver (the “SRE waiver”) allowing it to import Iranian condensate from NIOC for six months. For 2019, based on the SRE waiver, HTC is reviewing the feasibility to resume purchases from NIOC.

Total Research & Technology Feluy (“TRTF”, a wholly-owned affiliate), Total Marketing Services (“TMS”, a wholly-owned affiliate), and Total Raffinage Chimie (“TRC”) paid in 2018 fees totaling approximately €1,000 to Iranian authorities related to various patents. Similar payments are expected to be made by TRTF and TRC in 2019. TMS abandoned its patent rights in Iran in 2018, thus no payments are expected by TMS in 2019.

Marketing & Services

Until December 2012, at which time it sold its entire interest, the Group held a 50% interest in the lubricants retail company Beh Tam (formerly Beh Total) along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. As part of the sale of the Group’s interest in Beh Tam, TOTAL S.A. agreed to license the trademark “Total” to Beh Tam for an initial 3-year period (renewed for an additional 3 year period) for the sale by Beh Tam of lubricants to domestic consumers in Iran. Royalty payments for 2014 were received by TOTAL S.A. during the first semester of 2018 in the amount of approximately €730,000. There remain outstanding royalty payments for 2015 through 2017 in favor of TOTAL S.A. This licensing agreement was terminated in 2018. In addition, representatives of Total Oil Asia-Pacific Pte Ltd, a wholly-owned affiliate, visited Behran Oil beginning 2018 regarding the potential purchase of 50% of the share capital of Beh Tam. Discussions on this matter ended following the announcement of the re-imposition of U.S. secondary sanctions on the oil industry.

Total Marketing Middle East FZE, a wholly-owned affiliate, sold lubricants to Beh Tam in 2018. The sale in 2018 of approximately 43 t of lubricants and special fluids generated gross revenue of approximately AED 500,000 (approximately $136,000) and net profit of approximately AED 260,000 (approximately $ 71,000) (Converted using the average exchange rate for fiscal year 2018, as published by Bloomberg). The company stopped all transactions with this customer as of August 2018.

Total Marketing France (“TMF”), a company wholly-owned by TMS, provided in 2018 fuel payment cards to the Iranian embassy and delegation to UNESCO in France for use in the Group’s service stations. In 2018, these activities generated gross revenue of approximately €32,000 and net profit of approximately €5,000. The company expects to continue this activity in 2019.
TMF also sold jet fuel in 2018 to Iran Air as part of its airplane refueling activities in France. The sale of approximately 260 cubic meters of jet fuel generated gross revenue of approximately €130,000 and net profit of approximately €570. The company stopped all transactions with this customer prior to November 5, 2018.

Total Belgium, a wholly-owned affiliate, provided in 2018 fuel payment cards to the Iranian embassy in Brussels (Belgium) for use in the Group’s service stations. In 2018, these activities generated gross revenue of approximately €11,000 and net profit of approximately €4,000. The company expects to continue this activity in 2019.

Employees

As of December 30, 2018, we had approximately 6,600 full-time employees worldwide, of which 1,280 were located in the United States, 1,900 were located in the Philippines, 1,470 were located in Malaysia, and 1,950 were located in other countries. Of these employees, 4,485 were engaged in manufacturing, 1,075 in construction projects, 260 in research and development, 355 in sales and marketing, and 430 in general and administrative services. Although in certain countries we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees to be good.

Seasonal Trends and Economic Incentives

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of our fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 77 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed the SEC's website at www.sec.gov.

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

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue and operating results are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that we derive a substantial portion of our total revenues from our large commercial customers, consequently:

•
the amount, timing and mix of sales to our large commercial customers often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results because, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter;

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

Any decrease in revenue from our large commercial customers whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See also under this section "Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition."

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
Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

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

The tariffs could materially and adversely affect our business and results of operations. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our Maxeon 3, Maxeon 2 and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

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

In the near term, uncertainty surrounding the implications of the existing tariffs affecting the U.S. solar market, the escalating trade tensions between China and the United States, and whether specific additional solar power products may be impacted, is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. With the uncertainties associated with the Section 201 and Section 301 trade cases, events and changes in circumstances indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable.

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
Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and results of operations. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in both segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers. For more information, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Leasing."
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
Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency and prove the reliability of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected.
As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business’s operating results and financial condition. See also under this section, “Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our financial results to be different than forecasted. Uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue and earnings. Finally, the imposition by the U.S. of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. See also under this section, “Risks Related to Our Sales Channels—If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
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

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also under this section, “Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced a restructuring plan in February 2018 to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. While we expect to complete the plan in 2019, additional actions may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods associated with our restructuring. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plan, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Restructuring."
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

As we continue to seek to expand our retail customer base, our activities with customers – and in particular, our financing activities with our residential customers – are subject to consumer protection laws that may not be applicable to our commercial and power plant businesses, such as federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines. In addition, our affiliations with third-party dealers may subject us to alleged liability in connection with actual or alleged violations of law by such dealers, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third-party dealers, whether or not we are ultimately found liable.
We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels and their components includes a 25-year warranty period for defects in materials and workmanship and for greater than promised declines in power performance. We believe our warranty offering is in line with industry practice. This long warranty period creates a risk of extensive warranty claims long after we have shipped product and recognized revenue. We perform accelerated life cycle testing that exposes our products to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that could occur over the 25-year warranty period. We also employ measurement tools and algorithms intended to help us assess actual and expected performance; these attempt to compare actual performance against an expected performance baseline that is intended to account for many factors (like weather) that can affect performance. Although we conduct accelerated testing of our solar panels and components, they have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. Further, there can be no assurance that our efforts to accurately measure and predict panel and component performance will be successful. We have sold products under our warranties since the early 2000s and have therefore not experienced the full warranty cycle.
In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also under this section “Risks Related to Our Supply Chain—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required time frames and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers the manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.
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
Risks Related to Our Liquidity

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments, as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.

To develop new products, including our Next Generation Technology ("NGT" or Maxeon 5), support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems for sale to customers. Developing and constructing solar power projects requires significant time and substantial initial investment. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See also under this section, “Risks Related to Our Operations-Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments" and "Risks Related to Our Sales Channels-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

Our capital expenditures and use of working capital may be greater than we anticipate if sales and associated receipt of cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. As we ramp our Maxeon 5 technology and begin volume production in 2019, we may pursue scale-up partnerships or other financing options to fund the NGT expansion. In addition, we could in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint venture partners. In addition, if our financial results or operating plans deviate from our current assumptions, we may not have sufficient resources to support our business plan. See also under this section, "Risks Related to Our Liquidity—We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under the security, which could have an adverse impact on our liquidity. Our uncollateralized letter of credit facility with Deutsche Bank, as of December 30, 2018, had an outstanding amount of $18.1 million. Our bilateral letter of credit agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), Credit Agricole Corporate and Investment Bank (“Credit Agricole”), and HSBC Bank USA, National Association had an outstanding amount of $36.3 million as of December 30, 2018. Any draws under these uncollateralized facilities would require us to immediately reimburse the bank for the drawn amount. A default under the guaranteed letter of credit facility, or the acceleration of our other indebtedness greater than $25.0 million, could cause Total S.A. to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on our behalf, which could have a material adverse effect on our operations.

In addition, the Revolver will mature on August 26, 2019 by its terms, and we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing, through our letter of credit facility or otherwise, may be harmed.

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, through our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facilities with Credit Agricole and other construction financing providers. As of December 30, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole. We have the ability to borrow up to $95.0 million under this revolving credit facility pursuant to the Letter Agreement executed by us and Total S.A. on May 8, 2017 (see "Item 8. Financial Statements—Note 2. Transactions with Total and Total S.A." in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). As of December 30, 2018, we had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

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

We currently have a significant amount of debt and debt service requirements. As of December 30, 2018, we had approximately $0.9 billion of outstanding debt.

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
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, "Risks Related to Our Operations—We may in the future be required to consolidate the assets, liabilities, and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results", "Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows," and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies—Liquidity.”
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

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority (“PEZA”), which provide that we pay no income tax in the Philippines for those operations subject to the ruling (through July 2019). Tax savings associated with the Philippines tax holidays were approximately $3.4 million, $5.6 million, and $10.0 million in fiscal 2018, 2017, and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.04, and $0.07 in fiscal 2018, 2017, and 2016, respectively.
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
We continued to qualify for the auxiliary company status in Switzerland where we sell our solar power products. The auxiliary company status entitles us to a tax rate of 11.5% in Switzerland, reduced from approximately 24.2%. Tax savings associated with this ruling were approximately $1.8 million, $2.4 million, and $1.9 million in fiscal 2018, 2017, and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.01, $0.02, and $0.01 in fiscal 2018, 2017, and 2016, respectively.

We also benefit from a tax holiday granted by the Malaysian government, subject to certain hiring, capital spending, and manufacturing requirements. We have successfully negotiated with the Malaysian government to modify the requirements of the tax holiday; we are currently in compliance with the modified requirements of the tax holiday. We received approval from the Malaysian government of the extension of our tax holiday for a second five-year term (through June 30, 2021). Tax savings associated with the Malaysia tax holiday were approximately $7.6 million, $6.8 million, and $2.0 million in fiscal 2018, 2017, and 2016 respectively, which provided a diluted net income (loss) per share benefit of $0.05, $0.05, and $0.01 in fiscal 2018, 2017, and 2016 respectively. Although we were granted the extension, should we fail to meet certain requirements in the future and are unable to renegotiate the tax ruling further, we could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our business.
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
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "The Tax Cuts and Jobs Act" and, as enacted, the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act required complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items was previously uncertain. As of December 30, 2018, we have completed our "Tax Act" analysis and it did not have any impact to our expectations of actual cash payments for income tax in the foreseeable future.
Changes made to the Code by the Tax Act — in particular, the reduction of the U.S. federal corporate tax rate from 35% to 21% — could affect the cost of capital provided by third-party investors for our projects. In particular, the reduction of the U.S. federal corporate tax rate from 35% to 21% decreases the value of depreciation to potential tax equity investors who may, as a result, require higher cash flow from solar project customers, and investors in SunPower solar energy projects may pay less for the project, in each case to compensate for the lower tax benefit value.
Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See also “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Income Taxes.”

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

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, our Affiliation Agreement with Total, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

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
Additionally, because certain of these agreements are “take or pay,” if certain of our agreements for polysilicon from these suppliers were to decrease in the future, we could be required to purchase polysilicon that we do not need, resulting in either storage costs or payment for polysilicon we nevertheless choose not to accept from such suppliers. Additionally, existing arrangements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. Further, we face significant, specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.
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

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 30, 2018, our subsidiaries had $6.5 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our Credit Agricole revolving credit facility, our 4.00% debentures due 2023 and our 0.875% debentures due 2021.
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
A change in our 1603 U.S. Treasury Department Cash Grant proceeds or solar investment tax credits could adversely affect our business, revenues, margins, results of operations and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC, which is administered by the U.S. Treasury Department (“U.S. Treasury”). The ITC allows qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. The U.S. Treasury also made payments under the Cash Grant program in lieu of the ITC for projects which commenced construction prior to December 31, 2011 and completed construction by December 31, 2016. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for our California Valley Solar Ranch and Solar Star projects. We have also accounted for certain projects and programs in our business using the same assumptions.
Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied for the Cash Grant. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by the U.S. Treasury and U.S. Internal Revenue Service (“IRS”). Any changes to the U.S. Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely affect our business and results of operations. While all grants related to our projects have been fully paid by the U.S. Treasury, if the IRS or U.S. Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects or our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.
There are continuing developments in the interpretation and application of how companies should calculate their eligibility and level of Cash Grant and ITC incentives. There have been recent cases in the U.S. district courts that challenge the criteria for a true lease, which could impact whether the structure of our residential lease program qualifies under the Cash Grant and ITC. Additionally, the Office of the Inspector General of the U.S. Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the Cash Grant program, including potential misrepresentations concerning the fair market value of certain solar power systems submitted for Cash Grant. While we have not received a subpoena, we could be asked to participate in the information gathering process. The results of the current investigation could affect the underlying assumption used by the solar industry, including us, in our Cash Grant and ITC applications, which could reduce eligibility and level of incentives and could adversely affect our results of operations and cash flows. If the IRS redetermines the amount of the cash grant awards, investors may be required to make corresponding adjustments to their taxable income or other changes. Such adjustments may provide us with an indication of IRS practice regarding the valuation of residential leased solar assets, and we would consider such adjustments in our accounting for our indemnification obligations to investors who receive cash grants and investment tax credits.
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
If we cannot offer residential lease customers an attractive value proposition due to an inability to continue to monetize tax benefits in connection with our residential lease arrangements, an inability to obtain financing for our residential lease program, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retail electricity, or other reasons, we may be unable to continue to increase the size of our residential lease program, which could have a material adverse effect on our business, results of operations, and financial condition.

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
In addition, the contracts with some of our larger customers obligate us to pay substantial penalty payments for each day or other period beyond an agreed target date that a solar installation for any such customer is not completed, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited to a full refund of the contract price paid by the customers. In certain cases, we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.
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

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years, including our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015, our acquisition of 100% of the equity voting interest in our former joint venture AUO SunPower Sdn. Bhd. in fiscal 2016, our entry into a manufacturing joint venture in China in 2017 and our SunStrong joint venture with Hannon Armstrong and acquisition of SolarWorld Americas in fiscal 2018. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into additional joint ventures or other strategic initiatives.
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

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control; for example, our ability to effectively manage the SunStrong joint venture with Hannon Armstrong;

•	differences in philosophy, strategy, or goals with our joint venture partners;

•	subsequent impairment of the acquired assets, including intangible assets; and

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters, and liabilities associated with compliance with laws (for example, the FCPA).

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of revenue, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Such equity or debt financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2018, 2017, and 2016, our internal control over financial reporting and our disclosure controls and procedures were effective.
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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. To ascertain whether we are required to consolidate an entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results and could significantly increase our indebtedness. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.
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

As of December 30, 2018, we had federal net operating loss carryforwards of $779.9 million for tax purposes; of which, $81.6 million was generated in fiscal year 2018 and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Act”). The remaining federal net operating loss carry forward of $698.3 million, which were generated prior to 2018, will expire at various dates from 2031 to 2037. As of December 30, 2018, we had California state net operating loss carryforwards of approximately $777.7 million, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2038. We also had federal credit carryforwards of approximately $73.9 million, of which $19.2 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $9.0 million for state tax purposes, of which $4.7 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2019 to 2038, and the California credit carryforwards do not expire. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as transaction with Cypress Semiconductor Corporation ("Cypress") while we were deemed to be a member and subsidiary of the Cypress consolidated group.

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

The majority of U.S. federal net operating losses were generated prior to 2018, and these losses may be carried forward for up to 20 years. The annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to earthquakes, floods, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, Malaysia, France, Mexico and Oregon, U.S. Any significant earthquake, flood, or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.
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

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.
A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR, in effect since May 2018, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.
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

We may also share information with contractors and third-party providers to conduct our business. Although such contractors and third-party providers typically implement encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, and financial condition as discussed above. See also under this section, “Risks Related to Our Intellectual Property-We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”
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

Our debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of December 30, 2018, we and our subsidiaries had $825.0 million in principal amount of senior unsecured indebtedness outstanding, which ranks pari passu with our debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our $300.0 million revolving credit facility with Credit Agricole, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of December 30, 2018, we and our subsidiaries had $49.1 million in principal amount of senior secured indebtedness outstanding, which includes $6.7 million in non-recourse project debt and zero in non-recourse long-term debt related to our residential lease business. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. For a discussion the impact of our liquidity on our ability to meet our payment obligations under our debentures, see also “Risks Related to Our Liquidity—We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”
Total’s majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of December 30, 2018, Total owned approximately 56% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (“Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity—We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.
Conversion of our outstanding 0.875% debentures or 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

The conversion of some or all of our outstanding 0.875% or 4.00% debentures into shares of our common stock will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Sales of our common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our debentures.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock awards, restricted stock units, warrants, and upon conversion of the debentures and our outstanding 0.875% and 4.00% debentures. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our debentures and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
The price of our common stock, and therefore of our outstanding 0.875% and 4.00% debentures, may fluctuate significantly.

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 0.875% and 4.00% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of the debentures.
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
Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions and our outstanding 0.875% and 4.00% debentures provide for a right to convert upon certain events, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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
ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term
Solar cell manufacturing facility[1,2]	Philippines	390,000	Owned	n/a
Solar cell manufacturing facility[3]	Malaysia	885,000	Owned	n/a
Former solar cell manufacturing facility[1,4]	Philippines	641,000	Owned	n/a
Solar cell manufacturing support and storage facility	Philippines	167,000	Leased	2024
Former solar module assembly facility[1,4]	Philippines	132,000	Owned	n/a
Solar cell and module manufacturing facility[5]	Oregon, U.S.	600,000	Owned	n/a
Solar module assembly facility	Mexico	320,000	Leased	2021
Solar module assembly facility	Mexico	191,000	Leased	2026
Solar module assembly facility	France	36,000	Owned	n/a
Solar module assembly facility	France	42,000	Leased	2018
Corporate headquarters	California, U.S.	129,000	Leased	2021
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	69,000	Leased	2019
Global support offices	France	27,000	Leased	2023
Global support offices	Philippines	65,000	Owned	n/a

[1]	The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.
2 The solar cell manufacturing facility we operate in the Philippines has a total annual capacity of 450 MW.
3 The solar cell manufacturing facility we operate in Malaysia has a total rated annual capacity of over 700 MW.
4 We still owned this facility as of December 30, 2018; however, relevant operations ceased during fiscal 2016.
5 The solar cell manufacturing facility we operate in Oregon, U.S. has a total rated annual capacity of over 250 MW.

As of December 30, 2018, our principal properties included operating solar cell manufacturing facilities with a combined total annual capacity of over 1.4 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.5 GW. For more information about our manufacturing capacity, see "Item 1. Business."

We identify and allocate property, plant and equipment by country and by business segment. For more information see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Balance Sheet Components and Note 18. Segments, respectively."

ITEM 3. LEGAL PROCEEDINGS

The disclosure under "Item 1. Financial Statements—Note 10. Commitments and Contingencies—Legal Matters" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR."

As of February 8, 2019, there were approximately 730 holders of record of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of our debt agreements place restrictions on us and our subsidiaries' ability to pay cash dividends. For more information on our common stock and dividend rights, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15. Common Stock."

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2018 through October 28, 2018	14,035	$6.83	—	—
October 29, 2018 through November 25, 2018	16,349	$6.33	—	—
November 26, 2018 through December 30, 2018	12,268	$6.66	—	—
	42,652	$6.59	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

	Year Ended[1]
(In thousands, except per share data)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Consolidated Statements of Operations Data
Revenue	$1,726,085	$1,794,047	$2,552,637	$1,576,473	$3,027,265
Gross margin	$(297,081)	$(18,645)	$221,819	$244,646	$625,127
Operating income (loss)	$(849,031)	$(1,024,917)	$(427,754)	$(206,294)	$251,240
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$(898,671)	$(1,200,750)	$(528,392)	$(242,311)	$184,614
Income (loss) from continuing operations per share of common stock:
Basic	$(5.76)	$(6.67)	$(3.25)	$(1.39)	$1.91
Diluted	$(5.76)	$(6.67)	$(3.25)	$(1.39)	$1.55
1Previously reported information for fiscal years 2017 and 2016 have been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, while previously reported information for fiscal years 2015 and 2014 have not been restated and are, therefore, not comparable to the fiscal years 2018, 2017 and 2016 information. For further discussion of this standard, see Note 1 to the Consolidated Financial Statements.

	As of1
(In thousands)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$309,407	$435,097	$425,309	$954,528	$956,175
Working capital	$368,765	$253,424	$832,754	$1,515,918	$1,273,236
Total assets	$2,352,649	$4,028,656	$4,968,742	$4,856,993	$4,345,582
Long-term debt	$40,528	$430,634	$451,243	$478,948	$214,181
Convertible debt, net of current portion	$818,356	$816,454	$1,113,478	$1,110,960	$692,955
Total stockholders' equity	$(208,696)	$588,209	$1,531,038	$1,449,149	$1,534,174
1Previously reported information for fiscal years 2017 and 2016 have been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, while previously reported information for fiscal years 2015 and 2014 have not been restated and are, therefore, not comparable to the fiscal years 2018, 2017 and 2016 information. For further discussion of this standard, see Note 1 to the Consolidated Financial Statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed below. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," or "our") is a leading global energy company that delivers complete solar solutions to customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in this Annual Report on Form 10-K.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed in "Part II—Item 8. Financial Statements—Notes to the Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies" of this Annual Report on Form 10-K. All amounts and disclosures set forth in this Form 10-K reflect these changes.

Segments Overview

In the fourth quarter of 2018, in connection with our efforts to improve operational focus and transparency, drive overhead accountability into segment operating results, and increase strategic agility across the value chain from our upstream business' core strength in manufacturing and technology and our downstream business's core strength in offering complete solutions in residential and commercial markets, we reorganized our segment reporting to an upstream and downstream structure. Previously, we operated under three end-customer segments, comprised of our (i) Residential Segment, (ii) Commercial Segment, and (iii) Power Plant Segment. Historically, the Residential Segment referred to sales of solar energy solutions to residential end-customers, the Commercial Segment referred to sales of energy solutions to commercial and public entity end-customers, and the Power Plant Segment referred to our large-scale solar products and systems and component sales.

Under the new segmentation, SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. The SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The reorganization provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities among the SunPower Energy Services Segment and SunPower Technologies Segment.

Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes do not affect our previously reported Consolidated Financial Statements.

For more information about our business segments, see the section titled "Part I. Item 1. Business" of this Annual Report on Form 10-K. For more segment information, see "Item 8. Financial Statements—Note 18. Segment Information" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Seasonal Trends and Economic Incentives

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of a fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold and/or rainy winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2018, 2017 and 2016 are 52-week fiscal years. Our fiscal 2018 ended on December 30, 2018, fiscal 2017 ended on December 31, 2017 and fiscal 2016 ended on January 1, 2017.

Outlook

Demand

During fiscal 2018 we faced market challenges, including competitive solar product pricing pressure including the impact of tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. The tariffs went into effect on February 7, 2018. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our Maxeon 3, Maxeon 2 and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Additionally, the Office of the United States Trade Representative (“USTR”) initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. Uncertainties associated with the Section 201 and Section 301 trade cases prompted us to adopt a restructuring plan and implement initiatives to reduce operating expenses and cost of revenue overhead and improve cash flow. During fiscal 2018, we incurred total tariffs charges of approximately $42.5 million.

In fiscal 2019, we continue to focus on investments that we expect will offer the best opportunities for growth including our industry-leading Maxeon 5 cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We believe that our strategic decision to re-segment our business into an upstream and downstream structure to focus our downstream efforts on our leading U.S. DG business while growing global sales of our upstream solar panel business through our SunPower Solutions group will improve transparency and enable us to regain profitability in 2019.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of this Annual Report on Form 10-K. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of this Annual Report on Form 10-K.

Supply

We are focused on delivering complete solar power generation solutions to our customers in both of our business segments. As part of our complete solution approach, we launched our SunPower Helix product for our commercial business customers during fiscal 2015 and our SunPower Equinox product for our residential business customers during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon Gen 3 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customers. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We currently offer solar panels that use microinverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

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

We have reduced our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency Maxeon 3 product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We previously closed our Fab 2 cell manufacturing facility and our panel assembly facility in the Philippines and are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we are reducing our back-contact panel assembly capacity while increasing production of our new P-Series technology, including our newly-acquired U.S. manufacturing capabilities.

We are focused on reducing the cost of our solar panels and systems, including working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale and reducing manufacturing cost and complexity in conjunction with our overall cost-control strategies. We believe that the global demand for solar systems is highly elastic and that our aggressive, but achievable, cost reduction roadmap will reduce installed costs for our customers across both of our business segments and drive increased demand for our solar solutions.

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Item 8. Financial Statements—Note 4. Divestiture" and "Note 10. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. When the purchases under these agreements significantly exceed market value they may result in inventory write-downs based on expected net realizable value. Additionally, existing arrangements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of this Annual Report on Form 10-K.

Property, Plant and Equipment

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to Maxeon 5. Accordingly, we are upgrading the equipment associated with our manufacturing operations for the production of Maxeon 5 over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on our fixed asset investment recoverability test performed, we determined that our estimate of future undiscounted net cash in-flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

Consistent with our accounting practices, in estimating the fair value of the long-lived assets, we made estimates and judgments that we believe reasonable market participants would make. The impairment evaluation utilized a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital expenditures, remaining useful life of our manufacturing assets, and a discount rate, as well as market and cost approach valuations performed by a third-party valuation specialist, all of which require significant judgment by management. In accordance with this evaluation, we recognized a non-cash impairment charge of $369.2 million during our fiscal quarter ended July 1, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on the Consolidated Statement of Operations for the year ended December 30, 2018. Further, the $355.1 million non-cash impairment charge in "Cost of revenue" was allocated to our SunPower Technology segment in the second quarter of fiscal 2018.

Residential Lease Assets

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheet, we made the decision to sell our interest in the Residential Lease Portfolio and engaged an external investment banker to assist with the related marketing efforts in the fourth quarter of fiscal 2017. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio.

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

We also performed a recoverability test for the assets subject to operating leases by first estimating future undiscounted net cash flows expected to be generated by the assets based on our own specific alternative courses of action under consideration. The alternative courses were either to sell the assets subject to operating leases or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the assets subject to operating leases and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the assets and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test. Based on the evaluation performed, we determined that as of December 31, 2017, the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets subject to operating leases and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value.

We computed the fair value for the financing receivables associated with sales-type leases and long-lived assets subject to operating leases using consistent methodology and assumptions that market participants would use in their estimates of fair value. The estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The impairment evaluation was based on the income approach (specifically a discounted cash flow analysis) and included assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets, long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management.

We updated the impairment evaluation discussed above to include new leases that were placed in service since the last evaluation was performed. In accordance with such evaluation, we recognized a non-cash impairment charge of $189.7 million as "Impairment of residential lease assets" on the Consolidated Statement of Operations for the year ended December 30, 2018. Due to the fact that the Residential Lease Portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated a portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $9.6 million and a net gain of $150.6 million for the year ended December 30, 2018 and December 31, 2017, respectively. As a result, the net impairment charges attributable to our stockholders totaled $180.1 million and $473.7 million for the year ended December 30, 2018 and December 31, 2017, respectively, and were recorded within the SunPower Energy Services Segment.

The impairment evaluation includes uncertainty because it requires us to make assumptions and to apply judgment to estimate future cash flows and assumptions.

Consistent with our intentions discussed above, on November 5, 2018, we entered into a Purchase and Sale agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong, to sell 49.0% membership interests in SunStrong for cash proceeds of $10.0 million.

On November 5, 2018, HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong, acquired 49% equity interests in SunStrong, a previously wholly owned subsidiary. We have concluded that we are not the primary beneficiary of SunStrong and have recorded an equity investment in SunStrong for our retained equity interests. The transaction resulted to a net loss on sale of our Residential Lease Portfolio of $62.3 million for the year ended December 30, 2018, which was recorded within the SunPower Energy Services Segment. The transaction decreased our long-term financing receivables, net and solar power systems leased and to be leased by $388.2 million and $262.8 million, respectively, as of December 30, 2018. We intend to sell the remainder of our residential lease portfolio to SunStrong. See Note 4. Business Combinations and Divestitures for further details.

Divestment of Microinverter Business

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase Energy, Inc. ("Enphase") in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (the “Closing Shares”), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered into on June 12, 2018. We received the Closing Shares and $15.0 million cash upon closing and receive the final $10.0 million cash payment of the purchase price on December 10, 2018.

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

Additionally, in connection with the closing under the Purchase Agreement, we also entered into a Stockholders Agreement (the “Stockholders Agreement”) with Enphase, pursuant to which we and Enphase agreed to, among other things: (a) a six-month lock-up period and other transfer and resale restrictions applicable to the Closing Shares; (b) registration rights with respect to the Closing Shares pursuant to which Enphase filed with the Securities and Exchange Commission a registration statement on Form S-3 to register for resale the Closing Shares; (c) our right to appoint one person to the Enphase board of directors for so long as we own at least 55% of the Closing Shares; (d) voting agreements that require us, subject to certain exceptions and so long as we have the right to appoint one person to the Enphase board of directors, to cause the Closing Shares to be present at Enphase stockholders meetings for quorum purposes and to vote the Closing Shares in favor of Enphase’s board nominees and routine management proposals; and (e) stand-still provisions, that expire upon the earlier of (y) the termination of the Stockholders Agreement, or (z) the date of the termination of our right to appoint a director, our designee no longer serves on the Enphase board of directors and the MSA has been terminated.

Acquisition of SolarWorld Americas

On April 16, 2018, we entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") pursuant to which we agreed to purchase all of SolarWorld AG's shares of stock in SolarWorld Americas Inc. ("SolarWorld Americas"), and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. On August 21, 2018, we terminated the Sale and Purchase Agreement and entered into an Asset Purchase Agreement with SolarWorld Americas, pursuant to which we agreed to purchase certain assets of SolarWorld Americas in exchange for consideration of $26.0 million, subject to certain closing and post-closing adjustments and other contingent payments. In connection with the termination of the Sale and Purchase Agreement, we have recognized an expense of $20.0 million for the quarter ended September 30, 2018 in sales, general and administrative expense. On October 1, 2018, we completed the acquisition of certain assets of SolarWorld Americas, including its Hillsboro, Oregon facility and a significant portion of its manufacturing workforce of more than 200 employees. The purchase consideration consisted of $26.0 million in cash and additional contingent consideration of approximately $4.1 million. The acquisition will provide us with U.S. manufacturing capability to serve the U.S. market demand and SolarWorld Americas provides a platform for us to implement our commercial P-Series solar panel manufacturing technology and selected R&D activities.

Components of Results of Operations

The following section describes certain line items in our Consolidated Statements of Operations:

Revenue

We recognize revenue from the following activities and transactions within our two operating segments:

•
Solar power components: revenue from the sale of solar panels and related solar system components, primarily to dealers, system integrators and distributors, and in some cases on a multi-year, firm commitment basis.

•	Solar power systems: revenue from the design, manufacture, and sale of high-performance rooftop and ground-mounted solar power systems under construction and development agreements.

•	Residential leasing: revenue recognized on solar systems under lease agreements with residential customers for terms of up to 20 years.

•	Other: revenue related to our solar power services and solutions, such as post-installation solar systems monitoring and maintenance in connection with construction contracts and commercial PPAs.

For a discussion of how and when we recognize revenue, see "-Critical Accounting Estimates-Revenue Recognition."

Cost of Revenue

We generally recognize our cost of revenue in the same period that we recognize related revenue. Our cost of revenue fluctuates from period to period due to the mix of solar projects that we complete and the associated revenue that we recognize, particularly for construction contracts and large-scale development projects. For a discussion of how and when we recognize revenue, see "-Critical Accounting Estimates-Revenue Recognition."

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

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power components, the timing and nature of project revenue recognition, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, inventory net realizable value charges, impairment of property, plant and equipment, losses on third party polysilicon sales, and actual overhead costs.

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

Restructuring

Restructuring expense in fiscal 2018, 2017 and 2016 consists mainly of costs associated with our August 2016, December 2016 and February 2018 restructuring plans aimed to realign our downstream investments, optimize our supply chain, and reduce operating expenses in response to expected near-term challenges. Charges in connection with these plans consist primarily of asset impairments, severance benefits, and lease and related termination costs. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 9. Restructuring."

Loss on sale and impairment of residential lease assets

In December 2017, our Board of Directors approved a future sale of a portion of our interest in the assets and liabilities comprising our residential lease business (the "Residential Lease Portfolio") that resulted in the sale of partial equity interests in SunStrong, our wholly owned subsidiary, to Hannon Armstrong on November 5, 2018 (See "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 4. Business Combinations and Divestitures") and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of the Residential Lease Portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related to financing receivables. For more information, see Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 7. Leasing."

On November 5, 2018, we entered into a joint venture with HA SunStrong Capital LLC (“HA SunStrong Parent”), an affiliate of Hannon Armstrong Sustainable Infrastructure Capital, Inc., ("Hannon Armstrong") to acquire, operate, finance, and maintain a portfolio of residential rooftop or ground-mounted solar photovoltaic electric generating systems ("Solar Assets"). Pursuant to the terms of the Purchase and Sale Agreement (the “PSA"), we sold to HA SunStrong Parent, in exchange for consideration of $10.0 million, membership units representing a 49.0% membership interest in SunStrong Capital Holdings, LLC (“SunStrong”), formerly our wholly-owned subsidiary that historically held and controlled the assets and liabilities comprising our residential lease business (the "Residential Lease Portfolio"). In connection with the sale transactions, we recognized a $62.3 million net loss on the sale within "Loss on sale and impairment of residential lease assets" in our Consolidated Statements of Operations for the year ended December 30, 2018.

Following the closing of the PSA, we deconsolidated certain entities involved in our Residential Lease Portfolio. For more information, see Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 4. Business Combination and Divestitures.

Gain on Business Divestiture

In fiscal 2018, we recognized a gain from the divestment of our microinverter business to Enphase of $59.3 million.

Other Income (Expense), Net

Interest expense primarily relates to: (i) amortization expense recorded for warrants issued to Total S.A. in connection with the Liquidity Support Agreement, (ii) debt under our senior convertible debentures, (iii) fees for our outstanding letters of credit; and (iv) other outstanding bank solar project debt. Other income (expense) includes non-operating charges and benefits such as the impairment of goodwill and equity method investments. Other, net includes gains or losses on foreign exchange and derivatives as well as gains or losses related to sales and impairments of certain equity method investments.

Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act provided for numerous significant tax law changes and modifications, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creation of new taxes on certain foreign sourced earnings. In accordance with accounting standard ASC 740, Income Taxes, companies are required to recognize the tax law changes in the period of enactment. The SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We provided a reasonable estimate of the effects of the Tax Act in our financial statements in 2017. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. We completed our analysis based on legislative updates currently available and reported the changes to the provisional amounts previously recorded which did not impact our income tax provision. We also confirmed that the Tax Act does not impact our expectations of actual cash payments for income taxes in the foreseeable future. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14. Income taxes."

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

We currently benefit from income tax holidays incentives in the Philippines in accordance with our registration with the Philippine Economic Zone Authority ("PEZA"). We also benefit from a tax holiday granted by the Malaysian government to our former joint venture AUOSP (now our wholly-owned subsidiary, SunPower Malaysia Manufacturing Sdn. Bhd.) subject to certain hiring, capital spending, and manufacturing requirements. We continue to qualify to be taxed as an auxiliary company in Switzerland and benefit from a reduced tax rate. For additional information see "-Note 1. The Company and Summary of Significant Accounting Policies" and "-Note 14. Income Taxes" under "Item 8. Financial Statements and Supplementary Data."

For financial reporting purposes, during periods when we were a subsidiary of Cypress, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we were no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress completed a spin-off of all of its shares of our former class B common stock to its shareholders, so we are no longer eligible to file any remaining state consolidated tax returns with Cypress. Under our tax sharing agreement with Cypress, we agreed to pay Cypress for any federal and state income tax credit or net operating loss carryforwards utilized in our federal and state tax returns in subsequent periods that originated while our results were included in Cypress’ federal tax returns.

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

On November 5, 2018, we sold a 49% of our interest in our residential lease assets portfolio to a joint venture. As a result of this transaction, the partnerships holding such assets was deconsolidated and the non-controlling interests that existed prior to this transaction were eliminated from our balance sheet. For additional information, refer to "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 4. Business Combination and Divestitures."

Results of Operations

Revenue

	Fiscal Year
(In thousands, except percents)	2018	% of total revenue	2017	% of total revenue	2016	% of total revenue
SunPower Energy Services	$1,045,614	61%	$910,206	51%	$999,000	39%
SunPower Technologies	1,069,010	62%	1,350,790	75%	2,000,174	78%
Intersegment eliminations	(388,539)	(23)%	(466,949)	(26)%	(446,537)	(17)%
Total Revenue	$1,726,085		$1,794,047		$2,552,637
1 See "Item 8. Financial Statements—Note 18. Segments" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our other segments reporting adjustments, net.

Total Revenue:

Our total revenue decreased by 4% during fiscal 2018 as compared to fiscal 2017, primarily due to reduced sales in our SunPower Technologies Segment in the U.S. and in Asia as result of our decision to cease the development of large-scale solar power projects. We sold our remaining U.S. power plant development portfolio in the third quarter of fiscal 2018. This was partially offset by an increase in our SunPower Energy Services Segment in the proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the U.S., as well as stronger sales of solar power systems and components to residential customers in all regions, and stronger sales of commercial solar power projects in all regions.

Our total revenue decreased by 30% during fiscal 2017 as compared to fiscal 2016, primarily due to a decline in the revenue recognized in our SunPower Technologies Segment as we shift away from global power plant development resulting in a decreased number of large-scale solar power projects in our project pipeline. We recognized two smaller projects in the second half of fiscal 2017, compared to several larger utility-scale solar power projects in fiscal 2016. Also contributing to the decrease in overall revenue was the decline in sales of SunPower Energy Services Segment's solar power systems and components to our residential customers in the U.S. during fiscal 2017, partially offset by stronger sales of solar power systems and components to our commercial customers, particularly in the U.S.

Concentrations:

Our SunPower Energy Services Segment as a percentage of total revenue recognized was 61% during fiscal 2018 as compared to 51% during fiscal 2017. The relative change in revenue for SunPower Energy Services Segment as a percentage of total revenue recognized reflects the impact of a significant decline in revenue in SunPower Technologies Segment as well as higher sales to residential customers plus stronger sales to commercial customers. Our SunPower Technologies Segment as a percentage of total revenue recognized was 62% during fiscal 2018, as compared to 75% during fiscal 2017. The relative change in revenue for SunPower Technologies Segment as a percentage of total revenue recognized reflects the impact of our decision to shift our focus away from global power plant development with a resulting decrease in the number of large-scale solar power projects in our project pipeline.

Our SunPower Energy Services Segment as a percentage of total revenue recognized was approximately 51% during fiscal 2017 as compared to 39% during fiscal 2016. The relative change in revenue for SunPower Energy Services Segment as a percentage of total revenue recognized reflects the impact of a significant decline in revenue in SunPower Technologies Segment as well as lower sales to residential customers partially offset by stronger sales to commercial customers. Our SunPower Technologies Segment as a percentage of total revenue recognized were approximately 75% during fiscal 2017, as compared to 78% during fiscal 2016. The relative change in revenue for SunPower Technologies Segment as a percentage of total revenue recognized decreased as we shifted our focus away from global power plant development resulting in a decreased number of large-scale solar power projects in our pipeline during 2017. The table below represents our significant customers that accounted for greater than 10% of total revenue in fiscal 2017 and fiscal 2016. No single customer accounted for greater than 10% of total revenue for fiscal 2018.

		Fiscal Year
(As a percentage of total revenue)		2018	2017	2016
Significant Customer:	Business Segment:
Actis GP LLP	Power Plant	*	13%	n/a
8point3 Energy Partners	Power Plant	*	*	10%
Southern Renewable Partnerships, LLC	Power Plant	n/a	*	15%
* percentage is less than 10%.

SunPower Energy Services Segment Revenue:

Revenue from residential customers increased 27% during fiscal 2018 as compared to fiscal 2017, primarily due to a higher volume in residential deals together with the increased proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the U.S., as well as an increase in the sales of solar power components and systems to our residential customers in the U.S., partially offset by lower third-party dealer cash transactions. Revenue from commercial customers decreased 23% during fiscal 2018 as compared to fiscal 2017 primarily because of weaker sales of EPC and PPA commercial systems, partially offset by stronger sales of solar power projects in all regions.

Revenue from residential customers decreased 17% during fiscal 2017 as compared to fiscal 2016, primarily due to a decline in sales of solar power systems in U.S. residential market. Revenue from commercial customers increased 44% during fiscal 2017 as compared to fiscal 2016, primarily because of stronger sales of solar power systems.

SunPower Technologies Segment Revenue:

Revenue from power plant customers decreased 21% during fiscal 2018 as compared to fiscal 2017, primarily due to divesting our U.S. power plant development portfolio during the third quarter of fiscal 2018 partially offset by increased sales of power plant development and solar power solutions sales in regions outside of the U.S.

Revenue from power plant customers decreased 32% during fiscal 2017 as compared to fiscal 2016, primarily due to substantial completion of certain large-scale solar power projects and the associated revenue recognition in fiscal 2016, and the overall decrease in the number of large-scale solar power projects in our pipeline during 2017 as we shift away from global power plant development. In fiscal 2017, we sold the 111 MW El Pelicano and 71 MW Gala projects as compared to several larger utility-scale projects in fiscal 2016.

Cost of Revenue

	Fiscal Year
(In thousands, except percents)	2018	% Change	2017	% Change	2016
SunPower Energy Services	$889,410	8%	$820,628	—%	$818,557
SunPower Technologies	1,496,909	5%	1,430,539	(26)%	1,940,752
Intersegment eliminations	(363,153)	(17)%	(438,475)	2%	(428,491)
Total cost of revenue	$2,023,166	12%	$1,812,692	(22)%	$2,330,818
Total cost of revenue as a percentage of total revenue	117%		101%		91%
Total gross margin percentage	(17)%		(1)%		9%
1 See "Item 8. Financial Statements—Note 18. Segments" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our other segments reporting adjustments, net.

Total Cost of Revenue:

Our total cost of revenue increased 12% during fiscal 2018 as compared to fiscal 2017, primarily as a result of a non-cash impairment charge of $355.1 million, total tariffs charge of approximately $42.5 million, higher volume in U.S. residential deals, and increased cost in solar power solutions in our sales to commercial customers. The increase was partially offset by lower project cost in our sales to power plant following our decision to cease the development of large-scale power projects. During fiscal 2018, we incurred a write-down of $24.7 million on certain solar development projects which we sold during the third quarter of fiscal 2018. In addition, we incurred charges totaling $31.6 million recorded in connection with the contracted sale of raw material inventory to third parties during 2018.

In the second quarter of fiscal 2018, we announced our plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our integrated back connectivity, or IBC, technology to our NGT, or Maxeon 5, as we continue to face a challenging macroeconomic environment surrounding the solar industry. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of Maxeon 5 over the next several years. In connection with these planned upstream business unit changes that will impact the utilization of our manufacturing assets, together with continued pricing challenges in the solar industry as well as the then uncertainties associated with the Section 201 trade case, we determined that certain indicators of asset impairment existed and therefore we performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets groups. Based on the test performed, we determined that our estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In accordance with this determination, we recognized a non-cash impairment charge of $355.1 million in "Cost of revenue" on the Consolidated Statements of Operations for the year ended December 30, 2018. The non-cash impairment charge in "Cost of revenue" was allocated to our SunPower Energy Services Segment and SunPower Technologies Segment for the year ended December 30, 2018.

Our total cost of revenue decreased 22% during fiscal 2017 as compared to fiscal 2016, primarily as a result of a decline in volume of large scale project sales, offset by the charge recorded in fiscal 2017 in connection with a legal settlement related to certain tax indemnification obligations pertaining to SunPower Systems’ sale of a large California solar project to NRG Solar LLC, now known as NRG Renew LLC (“NRG”), charges totaling $72.5 million recorded in connection with the contracted sale of raw material inventory to third parties, charges totaling $38.2 million in connection with the sale of raw material to suppliers, and additional write-downs totaling $8.3 million on certain solar power development projects in fiscal 2017, which were the result of our above-market cost of polysilicon and lower expected selling prices of our projects. We also experienced an increase to cost of revenue due to $8.3 million of inventory write-downs as a result of lower net realizable value driven by lower pricing assumptions, higher manufacturing costs, higher third-party cell costs as well as pre-operating costs associated with the ramp of our P-Series product.

Gross Margin

	Fiscal Year
	2018	2017	2016
SunPower Energy Services	15%	10%	18%
SunPower Technologies	(40)%	(6)%	3%

SunPower Energy Services Segment Gross Margin:

Gross margin for our SunPower Energy Services Segment increased 5 percentage points during fiscal 2018 as compared to fiscal 2017. Gross margin improved primarily due to a higher volume in residential deals together with the increased proportion of capital leases placed in service on residential sales offset by $196.3 million of non-cash impairment charge on property, plant and equipment combined with lower margin on sales to residential customers and higher cost incurred related to solar power solutions deals.

Gross margin for our SunPower Energy Services Segment decreased 8 percentage points during fiscal 2017 as compared to fiscal 2016. Gross margin on residential sales decreased 4 percentage points during fiscal 2017 as compared to fiscal 2016 primarily due to declining average selling prices in North America. Gross margin on commercial sales decreased 3 percentage points during fiscal 2017 as compared to fiscal 2016 primarily a result of pricing pressures on sales of solar power systems due to factors such as an increase in the internal rate of return expected by our commercial customers in light of market conditions. In addition, there were charges of $24.7 million in connection with the contracted sale of raw material inventory to third parties, and $4.6 million in connection with the sale of raw material to suppliers, both of which were the result of our above-market cost of polysilicon and the lower expected selling prices of our solar projects during fiscal 2017.

SunPower Technologies Segment Gross Margin:

Gross margin for our SunPower Technologies Segment decreased 34 percentage points during fiscal 2018 as compared to fiscal 2017, primarily as a result of the $158.8 million of non-cash impairment charge of property, plant and equipment, and write-downs totaling $22.7 million on certain solar development projects during the first quarter of fiscal 2018, partially offset by decreased product costs driven by cost savings initiatives we implemented, and a reduction in revenue during 2018 in connection with a one-off legal settlement related to NRG in the first quarter of fiscal 2017.

Gross margin for our SunPower Technologies Segment decreased 8 percentage points during fiscal 2017 as compared to fiscal 2016, primarily because we experienced pressure on project pricing due to increased global competition and other factors, including an increase in the internal rate of return expected by our customers in light of market conditions. In addition, we had a $33.6 million charge in connection with the sale of raw material to suppliers, $30.7 million charge in connection with the contracted sales of raw material inventory to third parties and additional write-downs totaling $8.3 million on certain solar power development projects in fiscal 2017, all as a result of our above-market cost of polysilicon and lower expected selling prices of our projects. Furthermore, we recorded a $8.3 million charge to write-down inventory to its net realizable value as a result of lower pricing assumptions, higher manufacturing costs, increased third-party cell costs as well as pre-operating costs associated with the ramp of our P-Series product. The decrease in gross margin was also a result of the charge to cost of revenue impacting our Power Plant Segment which we recorded in the first quarter of fiscal 2017 in connection with a legal settlement related to NRG.

Research and Development ("R&D")

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
R&D	$81,705	$82,247	116,889
As a percentage of revenue	5%	5%	5%

R&D expense decreased by $0.5 million during fiscal 2018 as compared to fiscal 2017. The decrease was primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan. The decrease was partially offset by the impairment of property, plant and equipment related to R&D facilities of $12.8 million.

R&D expense decreased by $34.6 million during fiscal 2017 as compared to fiscal 2016, primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, as well as decreases in other expenses such as materials, consulting and outside services as we have completed certain development activities.

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
SG&A	$260,111	$278,645	$332,757
As a percentage of revenue	15%	15%	13%

SG&A expense decreased by $18.5 million during fiscal 2018 as compared to fiscal 2017 primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

SG&A expense decreased by $54.1 million during fiscal 2017 as compared to fiscal 2016, primarily due to decreased marketing activity in North America and through digital media, a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our August 2016 and December 2016 restructuring plans, a reduction in legal costs due to the settlement of certain legal proceedings, and a decrease in other non-cash charges.

Restructuring Charges

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Restructuring charges	$17,497	$21,045	$207,190
As a percentage of revenue	1%	1%	8%

Restructuring charges decreased $3.5 million during fiscal 2018 as compared to fiscal 2017, primarily because we have incurred slightly lower severance and benefits charges in connection with the February 2018 restructuring plan compared to the facilities related expenses in the prior periods in connection with our December 2016 restructuring plan. See "Item 8. Financial Statements—Note 9. Restructuring" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our restructuring plans. As a result of the February 2018 restructuring plan, we expected to generate annual cost savings of approximately $20.5 million in operating expenses, which are expected to be cash savings primarily from a reduction in global workforce, and the effects commenced in the first quarter of fiscal 2018. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Loss (gain) on sale and impairment of residential lease assets

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Loss (gain) on sale and impairment of residential lease assets	$251,984	$624,335	$(7,263)
As a percentage of revenue	15%	35%	—%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in our Residential Lease Portfolio. As a result, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio. As a result of our evaluation, we recognized non-cash impairment charges of $624.3 million within "Loss on sale and impairment of residential lease assets" on the Consolidated Statements of Operations for the year ended December 31, 2017. In fiscal 2018, we continued recording additional non-cash impairment charges through the sale of partial equity interests in SunStrong, our wholly-owned subsidiary, to Hannon Armstrong in November 2018 - See Note 4. Business Combinations and Divestitures for further details. During the year ended December 30, 2018, we recognized, in aggregate, loss on sale and impairment of residential lease assets of $252.0 million on the Consolidated Statements of Operations for fiscal 2018.

Gain recorded in fiscal 2016 relates to the sale of residential lease assets as a result of adopting ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented.

Gain on business divestiture

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Gain on business divestiture	$(59,347)	$—	$—
As a percentage of revenue	(3)%	—%	—%

In fiscal 2018, we recognized a gain from the divestment of our microinverter business to Enphase of $59.4 million.

Other Expense, Net

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Interest income	$3,057	$2,100	$2,652
Interest expense	(108,011)	(90,288)	(61,273)
Other Income (expense):
Gain on settlement of preexisting relationships in connection with acquisition	—	—	203,252
Loss on equity method investment in connection with acquisition	—	—	(90,946)
Goodwill impairment	—	—	(147,365)
Other, net	55,314	(87,645)	(6,958)
Other expense, net	$(49,640)	$(175,833)	$(100,638)
As a percentage of revenue	(3)%	(10)%	(4)%

Interest expense increased $17.7 million in fiscal 2018 as compared to fiscal 2017 primarily due to new debt and new commercial sale-leaseback arrangements.

Interest expense increased $29.0 million in fiscal 2017 as compared to fiscal 2016 primarily due to new debt and new commercial sale-leaseback arrangements.

Other income (expense), net improved by $143.0 million in fiscal 2018 as compared to fiscal 2017. The change is primarily due to a $54.2 million gain on the sale of our equity method investments in fiscal 2018, a $73.0 million impairment charge in fiscal 2017 in our 8point3 Energy Partners LP equity investment balance due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017.

Other Income (expense) worsened by $45.6 million in fiscal 2017 as compared to fiscal 2016. The change is primarily related to higher charges in fiscal 2017 related to the adoption of ASC 606 of $64.6 million compared to fiscal 2016. In addition, fiscal 2016 was impacted by one-time charges of $35.1 million in fiscal 2016 related to our AUOSP acquisition, $147.4 million goodwill impairment, and $90.9 million impairment of our equity method investment in AUOSP, all of which occurred in the third quarter of fiscal 2016, and $8.6 million write-down in 2016 of one of our equity method investments, which were partially offset in fiscal 2016 by $203.3 million gain on settlement regarding an acquisition.

Income Taxes

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Benefit from (provision for) income taxes	$(1,010)	$3,944	$(7,318)
As a percentage of revenue	—%	—%	—%

In the year ended December 30, 2018, our income tax provision of $1.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $898.7 million was primarily due to the related tax expense in foreign jurisdictions that were profitable, offset by tax benefit related to release of valuation allowance in a foreign jurisdiction and tax reserves due to lapse of statute of limitations. The income tax benefit of $3.9 million in the year ended December 31, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $1,200.8 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns, partially offset by tax expense in profitable jurisdictions.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Tax Act also created a new minimum “base erosion and anti-abuse tax” on certain foreign payments made by a U.S. parent company, and the “global intangible low-taxed income” rules which tax foreign subsidiary income earned over a 10% rate of routine return on tangible business assets.

In accordance with ASC 740 "Income Taxes," companies are required to recognize the tax law changes in the period of enactment. The SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We provided a reasonable estimate of the effects of the Tax Act in our financial statements in 2017. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. We completed our analysis based on legislative updates currently available and reported the changes to the provisional amounts previously recorded which did not impact our income tax provision. We also confirmed that the Act does not impact our expectations of actual cash payments for income taxes in the foreseeable future. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14. Income taxes."

We record a valuation allowance to reduce our deferred tax assets in the U.S., Malta, South Africa and Spain to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On July 24, 2018, the Ninth Circuit Court of Appeal reversed the Tax Court’s decision made in year 2015. On August 7, 2018, the Ninth Circuit Court of Appeal withdrew the issued decision to allow for additional time to confer on the appeal. We confirmed that there were no changes to the decision and will continue to monitor for ongoing developments and potential impacts to our consolidated financial statements.

Equity in Earnings of Unconsolidated Investees

	Fiscal Year
(In thousands, except percents)	2018	2017	2016
Equity in earnings (loss) of unconsolidated investees	$(17,815)	$25,938	$14,295
As a percentage of revenue	(1)%	1%	1%

Our equity in earnings of unconsolidated investees decreased $43.8 million in fiscal 2018 as compared to fiscal 2017, primarily driven by the activities of the 8point3 Group, which we divested in June 2018. As a result of this transaction, we received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group. In connection with the sale, we recognized a $34.4 million gain within "Other, net" in "Other income (expense), net" of our Consolidated Statements of Operations for the year ended December 30, 2018.

Our equity in earnings of unconsolidated investees increased $11.6 million in fiscal 2017 as compared to fiscal 2016, primarily driven by the activities of the 8point3 Group.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands)	2018	2017	2016
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$106,405	$241,747	$72,780

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

In fiscal 2018 and 2017, we attributed $106.4 million and $241.7 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $135.3 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the decrease in allocated portion of the impairment charge related to our residential lease assets, which was $9.6 million and $150.6 million in fiscal 2018 and 2017, respectively, (see "Item 8. Financial Statements-Note 7. Leasing"), and the deconsolidation following the sale of a portion of our interest in the residential lease assets portfolio resulting in less in net loss allocation to noncontrolling interests for the period after deconsolidation until December 30, 2018 (see "Item 8. Financial Statements-Note 4. Business Combination and Divestitures"), partially offset by an increase in total number of leases placed in service under new and existing facilities with third-party investors.

In fiscal 2017 and 2016, we attributed $241.7 million and $72.8 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $168.9 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $150.6 million (see "Item 1. Financial Statements—Note 7. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies").

Revenue Recognition

Module and Component Sales

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts with the customer. There are no rights of return. Other than standard warranty obligations, there are no significant post-shipment obligations (including installation, training or customer acceptance clauses) with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

Solar Power System Sales and Engineering, Procurement, and Construction Services

We design, manufacture, and sell rooftop and ground-mounted solar power systems under construction and development agreements. EPC projects governed by customer contracts that require us to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost-based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

For sales of solar power systems in which we sell a controlling interest in the project to a customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest obtained or retained, and in circumstances where we maintain significant influence over the retained noncontrolling interest, we defer any profit associated with our retained equity stake through “Equity in earnings of unconsolidated investees.” The deferred profit is subsequently recognized on a straight-line basis over the useful life of the underlying system. We estimate the fair value of the noncontrolling interest using an income approach based on the valuation of the entire solar project. Further, in situations where we sell membership interests in our project entities to third-party tax equity investors in return for tax benefits (generally federal and/or state investment tax credits and accelerated depreciation), we view the sale of the rights to tax attributes associated with ownership of the underlying solar systems as a distinct performance obligation in the scope of ASC 606 because it is an output of our ordinary activities consistent with the guidance in ASC 606-10-15-3. The sale of the rights to the tax attributes is recognized at a point in time when the customers are eligible to claim the tax benefits, generally at substantial completion of the solar power projects. The fair value of the tax attributes generally begins with an independent third-party appraisal which supports the eligible cost basis for the qualifying solar energy property. In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reduction in tax benefits received under the investment tax credit and U.S. Treasury Department's cash grant programs. Refer to "Note 10. Commitments and Contingencies" for further details.

Our arrangements may contain clauses such as contingent repurchase options, delay liquidated damages or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. The cumulative effect of revisions to transaction prices or input cost estimates are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Operations and Maintenance

We offer our customers various levels of post-installation O&M services with the objective of optimizing our customers' electrical energy production over the life of the system. We determine that the post-installation systems monitoring and maintenance qualifies as a separate performance obligation. Post-installation monitoring and maintenance is deferred at the time the contract is executed, based on the estimate of selling price on a standalone basis, and is recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

We typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and updated at each reporting date and recognized over time as customers receive and consume the benefits of the O&M services.

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer goods and, accordingly, records such costs in cost of revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

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

For those systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value of the minimum lease payments as well as the net present value of the residual value of the lease at termination are recorded as financing receivables in our Consolidated Balance Sheets. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of our solar systems are determined at the inception of the lease by applying an estimated system fair value at the end of the lease term.

For those systems classified as operating leases, rental revenue is recognized, net of executory costs, on a straight-line basis over the term of the lease.

Impairment of Residential Lease Assets

We evaluate our long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represent gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term and the system's estimated residual value, net of unearned income and allowance for estimated losses. Our evaluation of the recoverability of these financing receivables is based on evaluation of the likelihood, based on current information and events, and whether we will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, we recognize an allowance for losses on financing receivables based on our estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "Residential Lease Portfolio."

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell a portion of our interest in the Residential Lease Portfolio and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio.

In proceeding with the impairment evaluation, we determined that financing receivables related to sales-type leases, which were previously classified as held for investment, qualified as held for sale based on our decision to sell our interest in the Residential Lease Portfolio. Accordingly, we recognized an allowance for estimated losses for the amount by which cost exceeded fair value. In addition, we reviewed the cash flows we would expect to derive from the underlying asset that we recover from the lessees (unguaranteed residual value). Due to our planned sale of our Residential Lease Portfolio and based on the indication of value received, we determined that the decline in estimated residual value was other than temporary.

We performed a recoverability test for the assets subject to operating leases by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets subject to operating leases, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the assets subject to operating leases and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the assets and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test. Based on the evaluation performed, we determined that as of December 31, 2017, the estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the assets subject to operating leases, and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value.

We computed the fair value for the financing receivables associated with sales-type leases and long-lived assets subject to operating leases using consistent methodology and assumptions that market participants would use in their estimates of fair value. The estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The impairment evaluation was based on the income approach (specifically a discounted cash flow analysis) and included assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets, long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by us.

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

Product Warranties

We generally provide a 25-year standard warranty for our solar panels that we manufacture for defects in materials and workmanship. The warranty provides that we will repair or replace any defective solar panels during the warranty period. In addition, we pass through to customers’ long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years.

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

Variable Interest Entities ("VIE")

We regularly evaluate our relationships and involvement with unconsolidated VIEs and our other equity and cost method investments, to determine whether we have a controlling financial interest in them or have become the primary beneficiary, thereby requiring us to consolidate their financial results into our financial statements. In connection with the sale of the equity interests in the entities that hold solar power plants, we also consider whether we retain a variable interest in the entity sold, either through retaining a financial interest or by contractual means. If we determine that the entity sold is a VIE and that we hold a variable interest, we then evaluate whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we will consolidate the VIE. The determination of whether we are the primary beneficiary is based upon whether we have the power to direct the activities that most directly impact the economic performance of the VIE and whether we absorb any losses or benefits that would be potentially significant to the VIE.

Accounting for Business Divestitures

From time to time, we may dispose of significant assets or portion of our business by sale or exchange for other assets. In accounting for such transactions, we apply the applicable guidance of U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. We assess such transaction as regards specified significance measures to determine whether a disposal qualifies as a discontinuance of operations verses a sale of asset components of our entity. Our assessment includes how such a disposal may represent a significant strategic shift in our operations and its impact on our continuing involvement as regards that portion of our business. Instances where disposals do not remove our ability to participate in a significant portion of our business are accounted as disposal of assets. Instances where disposals remove our ability to participate in a significant portion of our business are accounted as discontinued operations. For additional details see Note 4. Business Combinations and Divestitures" under "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements." We charge disposal related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see "Note 4. Business Combinations and Divestitures" and "Note 5. Goodwill and Other Intangible Assets" under "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements."

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

In the second quarter of fiscal 2018, we announced our proposed plan to transition our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our IBC technology to our Maxeon 5. Accordingly, we are upgrading the equipment associated with our manufacturing operations for the production of Maxeon 5 over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets, continued pricing challenges in the industry, as well as the then ongoing uncertainties associated with the Section 201 trade case, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on our fixed asset investment recoverability test performed, we determined that our estimate of future undiscounted net cash in-flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. Refer to Note 6. Balance Sheet Components" for further details.

Accounting for Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how we would apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items was previously uncertain. During Q4 2018, we completed our analysis based on legislative updates currently available and reported no significant changes to the provisional amounts previously recorded which did not impact our income tax provision. We also confirmed that the Act does not impact our expectations of actual cash payments for income taxes in the foreseeable future. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14. Income taxes."

The Tax Act also included a provision to tax Global Intangible Low-Taxed Income (“GILTI”), of foreign subsidiaries in excess of a deemed return on their tangible assets. Pursuant to the SEC guidance on accounting for the Tax Act, corporations are allowed to make an accounting policy election to either (i) recognize the tax impact of GILTI as a period cost (the “period cost method”), or (ii) account for GILTI in the corporation’s measurement of deferred taxes (the “deferred method”). In the fourth quarter of the fiscal year 2018, we elected to recognize the tax impact of GILTI as a period cost.

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to U.S. tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S., Malta, South Africa, and Spain entities’ deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 30, 2018, we believe there is insufficient evidence to realize additional deferred tax assets beyond the U.S. net operating losses that can be benefited through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

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

Pursuant to the Tax Sharing Agreement with Cypress, our former parent company, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also "Item 1A. Risk Factors - Risks Related to Our Operations-Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives."

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Net cash used in operating activities	$(543,389)	$(267,412)	$(312,283)
Net cash provided by (used in) investing activities	$274,900	$(293,084)	$(354,783)
Net cash provided by financing activities	$85,847	$589,932	$159,779

Operating Activities

Net cash used in operating activities in fiscal 2018 was $543.4 million and was primarily the result of: (i) net loss of $917.5 million; (ii) $182.9 million increase in long-term financing receivables related to our net investment in sales-type leases; (iii) $127.3 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (iv) $39.2 million increase in inventories to support the construction of our solar energy projects; (v) $59.3 million gain on business divestiture; (vi) $54.2 million gain on the sale of equity investments; (vii) $30.5 million decrease in contract liabilities driven by construction activities; (viii) $43.5 million increase in contract assets driven by construction activities; and (ix) $0.2 million increase in accounts receivable, primarily driven by billings. This was partially offset by: (i) impairment of property, plant and equipment of $369.2 million; (ii) impairment of residential lease assets of $189.7 million; (iii) loss on sale of residential lease assets of $62.2 million; (iv) net non-cash charges of $162.1 million related to depreciation, stock-based compensation and other non-cash charges; (v) $22.8 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (vi) $17.8 million decrease in equity in earnings of unconsolidated investees; (vii) $44.4 million decrease in advance payments made to suppliers; (viii) $39.5 million decrease in project assets, primarily related to the construction of our Commercial solar energy projects; (ix) $3.9 million dividend from equity method investees; (x) $6.4 million unrealized loss on equity investments with readily determinable fair value; and (xi) $6.9 million net change in income taxes.

Net cash used in operating activities in fiscal 2017 was $267.4 million and was primarily the result of: (i) net loss of $1,170.9 million; (ii) $216.3 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued expenses; (iii) $123.7 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) $1.2 million decrease in accounts receivable, primarily driven by collections; (v) $38.2 million increase in inventories to support the construction of our solar energy projects; (vi) $25.9 million increase in equity in earnings of unconsolidated investees; (vii) $7.0 million net change in income taxes; and (viii) $5.3 million gain on sale of equity method investment. This was partially offset by: (i) $624.3 million impairment of residential lease assets; (ii) other net non-cash charges of $239.6 million related to depreciation, stock-based compensation and other non-cash charges; (iii) $145.2 million increase in contract liabilities driven by construction activities; (iv) $110.5 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (v) $68.8 million decrease in advance payments made to suppliers; (vi) $2.4 million decrease in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; (vii) $30.1 million dividend from 8point3 Energy Partners; (viii) $10.7 million decrease in contract assets driven by milestone billings; and (iv) $89.6 million impairment of 8point3 Energy Partners investment balance. Upon adoption of ASC 606, we recognized a material amount of deferred profit which required us to evaluate and record an impairment of the 8point3 investment balance in the first quarter of fiscal 2017.

Net cash used in operating activities in fiscal 2016 was $312.3 million and was primarily the result of: (i) net loss of $521.4 million; (ii) $203.3 million non-cash settlement of preexisting relationships in connection with the acquisition of AUOSP; (iii) $172.3 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) $70.4 million increase in inventories driven by purchases of polysilicon; (v) $33.5 million increase in accounts receivable, primarily attributable to collections; (vi) $3.6 million increase in project assets, primarily related to the construction of our Commercial and Power Plant solar energy projects; (vii) $14.3 million increase in equity in earnings of unconsolidated investees; (viii) $2.8 million excess tax benefit from stock-based compensation; (ix) $18.8 million decrease in accounts payable and other accrued liabilities; (x) $47.6 million decrease in contract liabilities; and (xi) $6.6 million increase in deferred income taxes and income tax liabilities. This was partially offset by: (i) other net non-cash charges of $237.9 million related to depreciation, stock-based compensation and other non-cash charges; (ii) $166.7 million in non-cash restructuring charge; (iii) $147.4 million impairment of goodwill; (iv) $90.9 million impairment of equity method investments; (v) $3.2 million decrease in prepaid expenses and other assets; (vi) $74.3 million decrease in advance payments made to suppliers; (vii) $54.9 million decrease in contract assets; and (viii) $6.9 million dividend from 8point3 Energy Partners LP.

Investing Activities

Net cash provided by investing activities in fiscal 2018 was $274.9 million, which included (i) proceeds from the sale of investment in joint ventures and non-public companies of $420.3 million; (ii) proceeds of $23.3 million from business divestiture; and (iii) a $13.0 million dividend from equity method investees. This was partially offset by: (i) $166.9 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $14.7 million paid for investments in consolidated and unconsolidated investees.

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

Net cash used in investing activities in fiscal 2016 was $354.8 million, which included (i) $310.1 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $24.0 million paid for the acquisition of AUOSP, net of cash acquired; (iii) $11.5 million paid for investments in consolidated and unconsolidated investees; (iv) $9.8 million in payments to 8point3 Energy Partners; (v) $5.0 million paid for purchases of marketable securities; and (vi) $0.5 million paid for intangibles. This was partially offset by $6.2 million in proceeds from sales or maturities of marketable securities.

Financing Activities

Net cash provided by financing activities in fiscal 2018 was $85.8 million, which included: (i) $129.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; (ii) $174.9 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $94.7 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs. This was partially offset by: (i) $307.6 million in net repayments of 0.75% debentures due 2018, bank loans and other debt; and (ii) $5.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities in fiscal 2017 was $589.9 million, which included: (i) $351.8 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $179.2 million of net contributions from noncontrolling interests and redeemable noncontrolling interests primarily related to residential lease projects; and (iii) $82.7 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) 19.1 million in net repayments of bank loans and other debt; and (ii) $4.8 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

As of December 30, 2018, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of December 30, 2018, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875%

debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

On June 1, 2018, the 0.75% senior convertible debentures due 2018 were redeemed at maturity with proceeds from the Term Credit Agreement (the “Term Credit Agreement”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and as of December 30, 2018 were no longer issued or outstanding. On June 19, 2018, we completed the divestiture of our equity interest in the 8point3 Group and received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group (see "Note 11. Equity Investments"). Immediately following the transaction, we repaid our loan under the Term Credit Agreement in full with the proceeds of the divestiture, retaining the excess proceeds.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of December 30, 2018, the fair value of the Bonds was $32.4 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of December 30, 2018, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

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
We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of December 30, 2018, we had no outstanding borrowings under the revolving credit facility.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon request by us, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility terminated on June 29, 2018. In March 2018, we entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, we have advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at our request, after the scheduled termination date set forth in the letter agreement. As of December 30, 2018, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $18.1 million.

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

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of December 30, 2018, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $36.3 million.

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

As of December 30, 2018, letters of credit issued under the Deutsche Bank Trust facility totaled $3.0 million, which was fully collateralized with restricted cash as classified on the Consolidated Balance Sheets.

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

On June 28, 2018, all outstanding loans under the Construction Revolver were repaid in full and the facility was terminated, and as of December 30, 2018, outstanding borrowings under the Construction Revolver totaled zero. As of December 30, 2018, we also had $75.0 million in additional borrowing capacity under our other limited recourse construction financing facilities.

Subordinated Mezzanine Loan with SunStrong Capital Lender LLC, an indirect subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong")

On August 10, 2018, SunStrong Capital Acquisition, LLC, a wholly-owned subsidiary of the Company (“Mezzanine Loan 1 Borrower”), and SunStrong Capital Lender LLC, a subsidiary of Hannon Armstrong, entered into a mezzanine loan agreement under which Mezzanine Loan 1 Borrower borrowed a subordinated, mezzanine loan of $110.5 million (the “Mezzanine Loan 1”)

and incurred issuance costs of $1.4 million related to the loan. On August 31, 2018, we repaid a principal amount of $2.1 million that resulted in an adjusted Mezzanine Loan 1 balance, net of issuance costs, of $107.0 million. The divestiture of our Residential Lease Portfolio resulted in the deconsolidation of this debt. See "Note 4. Business Combinations and Divestitures" for additional information.

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

In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the fiscal 2018 and 2017, we had net repayments of $1.6 million, and $10.3 million, respectively, in connection with these loans. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $17.1 million, respectively. The decrease in the balance over the prior period can be attributed to the divestiture of our residential lease assets portfolio and the subsequent assumption of this debt by SunStrong. See "Note 4. Business Combinations and Divestitures" for additional information.

We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 4 and 25 years. The remaining long-term loans may be prepaid without significant penalty, at our option, any time for some loans or beginning four years after the original issuance for others. During fiscal 2018 and 2017, we had net proceeds of $176.6 million and $72.4 million, respectively, in connection with these loans. As of December 30, 2018, and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $356.6 million, respectively. The decrease in the balance over the prior period can be attributed to the divestiture of our residential lease assets portfolio. See "Note 4. Business Combinations and Divestitures" for additional information.

We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip." We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidate these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on our Consolidated Balance Sheets. During fiscal 2018 and 2017, we had net contributions of $129.3 million and $179.2 million, respectively, under these facilities and attributed losses of $106.4 million and $91.2 million, respectively, to the noncontrolling interests corresponding principally to certain assets, including tax credits, which were allocated to the noncontrolling interests during the periods. On November 5, 2018, we sold a 49% of our interest in our residential lease assets portfolio to a joint venture. As a result of this transaction, the partnerships holding such assets was deconsolidated and the non-controlling interests that existed prior to this transaction were eliminated from our balance sheet. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented within “Redeemable noncontrolling interests in subsidiaries” and “Noncontrolling interests in subsidiaries” on our Consolidated Balance Sheets, was $58.8 million and $119.4 million, respectively. For additional information, refer to "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 4. Business Combination and Divestitures."

For our power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our power plant and commercial projects:

•
In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February 2018, we sold our equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $28.2 million, respectively.

•
In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $6.7 million and $7.2 million, respectively.

•
Other debt is further composed of non-recourse project loans in Europe, the Middle East and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Item 8. Financial Statements—Note 7. Leasing" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of our sale-leaseback arrangements accounted for under the financing method.

Liquidity

As of December 30, 2018, we had unrestricted cash and cash equivalents of $309.4 million as compared to $435.1 million as of December 31, 2017. Our cash balances are held in numerous locations throughout the world, and as of December 30, 2018, we had approximately $104.9 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $81.9 million in fiscal 2019 in order to increase our manufacturing capacity for our highest efficiency Maxeon 3 product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 30, 2018, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.0 million which were fully collateralized with restricted cash on our Consolidated Balance Sheet.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in the Residential Lease Portfolio. As a result, we determined it was necessary to evaluate our Residential Lease Portfolio for potential impairment. For additional information, see "Item 8. Financial Statements—Note 7. Leasing" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. During the year ended December 30, 2018, we received $151.2 million in contributions from investors under the related facility agreements. During the fourth quarter of fiscal 2018, we successfully sold a portion of our interest in the Residential Lease Portfolio. In conjunction with our sale of the residential lease assets, we deconsolidated these less-than-wholly-owned entities in which we previously held a controlling interest. For further information, see "Item 1. Financial Statements—Note 4. Business Combinations and Divestitures" in the Notes to the Consolidated Financial Statements" in this Annual Report on Form 10-K.

Additionally, during fiscal 2015, 2016 and 2017, we entered into several long-term non-recourse loans to finance solar power systems and leases under our residential lease program. In fiscal 2018, we drew down $94.7 million of proceeds, net of issuance costs, under the loan agreements. During the fourth quarter of fiscal 2018, in conjunction with the sale of our interest in our residential lease assets portfolio we repaid these loans in full. We are actively arranging additional third-party financing for our continuing residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $1.1 million of cash and cash equivalents within our remaining consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. For further information, see "Item 1. Financial Statements—Note 7. Leasing" in the Notes to the Consolidated Financial Statements" in this Annual Report on Form 10-K.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of December 30, 2018, outstanding amounts related to our project financing totaled $6.5 million.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Revolver was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the facility under the Revolver remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Revolver remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A., under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95.0 million under the Revolver. As of December 30, 2018, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.
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

Challenging industry conditions and a competitive environment extended throughout fiscal 2018. Our net losses, resulting in a net use of our available cash, continued in fiscal 2018 and are expected to continue through fiscal 2019. Despite the challenging industry conditions, including uncertainty around the regulatory environment, we believe that our cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. Although we have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP (Note 11. Equity Investments), the sale of certain assets and intellectual property related to the production of microinverters (Note 4. Business Combinations and Divestitures), and the sale of membership interests in our Residential Lease Portfolio (Note 4. Business Combinations and Divestitures) and have secured other sources of financing in connection with our short-term liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 and the first and second quarter of fiscal 2018, we continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

We also have the ability to enhance our available cash by borrowing up to $95.0 million under a revolving credit facility (the "Revolver") with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to a Letter Agreement executed by us and Total S.A. on May 8, 2017 (the "Letter Agreement") through August 26, 2019, the expiration date of the Letter Agreement (see "Note 2. Transactions with Total and Total S.A.").

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2018:

		Payments Due by Fiscal Period
(In thousands)	Total	2019	2020-2021	2022-2023	Beyond 2023
Convertible debt, including interest[1]	$902,176	$20,500	$438,968	$442,708	$—
CEDA loan, including interest[2]	61,238	2,550	5,100	5,100	48,488
Other debt, including interest[3]	74,990	42,692	9,203	6,444	16,651
Future financing commitments[4]	7,040	4,140	2,900	—	—
Operating lease commitments[5]	117,799	14,748	26,825	22,103	54,123
Sale-leaseback financing[6]	509,915	23,943	64,739	59,351	361,882
Capital lease commitments[7]	2,765	630	1,292	843	—
Non-cancellable purchase orders[8]	206,674	206,674	—	—	—
Purchase commitments under agreements[9]	713,309	231,754	413,580	67,975	—
Deferred purchase consideration in connection with acquisition[10]	60,000	30,000	30,000	—	—
Total	$2,655,906	$577,631	$992,607	$604,524	$481,144
1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on December 30, 2018. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

2CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

3Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 8. Financial Statements—Note 10. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 30, 2018 and December 31, 2017, total liabilities associated with uncertain tax positions were $16.8 million and $19.4 million, respectively, and are included within "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of December 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 7%, 5% and 3% of our total revenue in fiscal 2018, 2017 and 2016, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $11.5 million, $10.0 million and $7.6 million in fiscal 2018, 2017 and 2016, respectively.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 30, 2018 and December 31, 2017, we had outstanding forward currency contracts with aggregate notional values of $11.4 million and $10.3 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 30, 2018 and December 31, 2017, advances to suppliers totaled $171.6 million and $216.0 million, respectively. One supplier accounted for 99.6% of total advances to suppliers as of both December 30, 2018 and December 31, 2017.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. During the fourth quarter of fiscal 2018, we repaid all of our variable interest rate borrowings and as of December 30, 2018, the outstanding principal balance of our variable interest borrowings was $45.7 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements under potential future borrowings. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 30, 2018 and December 31, 2017, investments of $43.7 million and $450.0 million, respectively, are accounted for using the equity method. As of both December 30, 2018 and December 31, 2017, investments of $8.8 million and $35.8 million, respectively, are accounted for using the measurement alternative method.

On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group. The carrying value of our equity method investments as of December 30, 2018 and December 31, 2017 included zero and $382.7 million, respectively, of our investment in the 8point3 Group (See "Item 8. Financial Statements—Note 11. Equity Investments" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment. In accordance with such evaluation, we recognized an other-than-temporary charge on the 8point3 investment balance during fiscal 2017 amounting to $86.0 million.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock. We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the fiscal year ended December 30, 2018, we recognized an unrealized loss of $6.4 million within "Other, net" under other income (expense), net, on the Consolidated Statement of Operations.

These strategic equity investments in third parties are subject to risk of changes in market value could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Debt

As of December 30, 2018, we held outstanding convertible debentures with an aggregate face value of $825.0 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $400.0 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $648.9 million and $982.8 million as of December 30, 2018 and December 31, 2017, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

We also have interest rate risk relating to our other outstanding debt, besides debentures, all of which bear fixed rates of interest (Refer Note 12. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease on market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 4, 2016.

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
February 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 13, 2019

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$309,407	$435,097
Restricted cash and cash equivalents, current portion	41,762	43,709
Accounts receivable, net[1]	175,605	204,966
Contract assets[1]	58,994	35,074
Inventories	308,146	352,829
Advances to suppliers, current portion	37,878	30,689
Project assets - plants and land, current portion[1]	10,796	103,063
Prepaid expenses and other current assets[1]	131,183	146,209
Total current assets	1,073,771	1,351,636

Restricted cash and cash equivalents, net of current portion	12,594	65,531
Restricted long-term marketable securities	5,955	6,238
Property, plant and equipment, net	839,871	1,147,845
Solar power systems leased and to be leased, net	92,557	369,218
Advances to suppliers, net of current portion	133,694	185,299
Long-term financing receivables, net - held for sale	19,592	330,672
Other intangible assets, net	12,582	25,519
Other long-term assets[1]	162,033	546,698
Total assets	$2,352,649	$4,028,656

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$325,550	$406,902
Accrued liabilities[1]	235,252	231,771
Contract liabilities, current portion[1]	104,130	101,723
Short-term debt	40,074	58,131
Convertible debt, current portion[1]	—	299,685
Total current liabilities	705,006	1,098,212

Long-term debt	40,528	430,634
Convertible debt, net of current portion[1]	818,356	816,454
Contract liabilities, net of current portion[1]	99,509	133,390
Other long-term liabilities[1]	839,136	842,342
Total liabilities	2,502,535	3,321,032
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	—	15,236
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of both December 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 152,085 shares issued, and 141,180 outstanding as of December 30, 2018; 149,818 shares issued, and 139,661 outstanding as of December 31, 2017	141	140
Additional paid-in capital	2,463,370	2,442,513
Accumulated deficit	(2,480,988)	(1,669,897)
Accumulated other comprehensive loss	(4,150)	(3,008)
Treasury stock, at cost; 10,905 shares of common stock as of December 30, 2018; 10,158 shares of common stock as of December 31, 2017	(187,069)	(181,539)
Total stockholders' (deficit) equity	(208,696)	588,209
Noncontrolling interests in subsidiaries	58,810	104,179
Total equity (deficit)	(149,886)	692,388
Total liabilities and equity	$2,352,649	$4,028,656
1We have related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "Accounts receivable, net," "Contract assets," "Project assets - plants and land, current portion," "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Accrued liabilities," "Contract liabilities, current portion," "Convertible debt, current portion," "Convertible debt, net of current portion," "Contract liabilities, net of current portion," and "Other long-term liabilities" financial statement line items in our Consolidated Balance Sheets (see Note 2, Note 8, Note 10, Note 11, Note 12, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Revenue:
Solar power systems, components, and other[1]	$1,453,876	$1,594,941	$2,327,421
Residential leasing	272,209	199,106	225,216
	1,726,085	1,794,047	2,552,637
Cost of revenue:
Solar power systems, components, and other[1,2]	1,843,150	1,678,400	2,163,956
Residential leasing	180,016	134,292	166,862
	2,023,166	1,812,692	2,330,818
Gross profit (loss)	(297,081)	(18,645)	221,819
Operating expenses:
Research and development[1]	81,705	82,247	116,889
Sales, general and administrative[1]	260,111	278,645	332,757
Restructuring charges	17,497	21,045	207,190
Loss (gain) on sale and impairment of residential lease assets	251,984	624,335	(7,263)
Gain on business divestiture	(59,347)	—	—
Total operating expenses	551,950	1,006,272	649,573
Operating loss	(849,031)	(1,024,917)	(427,754)
Other income (expense), net:
Interest income	3,057	2,100	2,652
Interest expense[1]	(108,011)	(90,288)	(61,273)
Gain on settlement of preexisting relationships in connection with acquisition[3]	—	—	203,252
Loss on equity method investment in connection with acquisition[3]	—	—	(90,946)
Goodwill impairment	—	—	(147,365)
Other, net[4]	55,314	(87,645)	(6,958)
Other income (expense), net	(49,640)	(175,833)	(100,638)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	(898,671)	(1,200,750)	(528,392)
Benefit from (provision for) income taxes	(1,010)	3,944	(7,318)
Equity in earnings (losses) of unconsolidated investees	(17,815)	25,938	14,295
Net loss	(917,496)	(1,170,868)	(521,415)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	106,405	241,747	72,780
Net loss attributable to stockholders	$(811,091)	$(929,121)	$(448,635)

Basic and diluted net loss per share attributable to stockholders	$(5.76)	$(6.67)	$(3.25)

Basic and diluted weighted-average shares	140,825	139,370	137,985
1We have related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "Revenue: Solar power systems, components, and other," "Cost of revenue: Solar power systems, components, and other," "Operating expenses: Research and development," "Operating expenses: Sales, general and administrative," and "Other income (expense), net: Interest expense" financial statement line items in our Consolidated Statements of Operations (see Note 2 and Note 11).

2During the year ended December 30, 2018, we recognized impairment of property, plant and equipment of $369.2 million of which $355.1 million is reported in cost of revenue (see Note 6. "Balance Sheet Components-Impairment of Property, Plant and Equipment").

3See Note 4. "Business Combination and Divestitures".

4 During the year ended December 30, 2018, we recognized profit that had previously been deferred related to historical projects sold to 8point3 Energy Partners along with a gain on the sale of our equity interest in 8point3 Energy Partners within "Other, net" (see Note 11. "Equity Investments").

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Net loss	$(917,496)	$(1,170,868)	$(521,415)
Components of other comprehensive income (loss):
Translation adjustment	(4,490)	5,638	(1,085)
Net change in derivatives (Note 13)	397	(1,764)	(4,739)
Net income (loss) on long-term pension liability adjustment	2,901	(64)	6,283
Unrealized gain on investments	—	(145)	—
Income taxes	50	565	326
Total other comprehensive income (loss)	(1,142)	4,230	785
Total comprehensive loss	(918,638)	(1,166,638)	(520,630)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	106,405	241,747	72,780
Comprehensive loss attributable to stockholders	$(812,233)	$(924,891)	$(447,850)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at January 3, 2016	$69,104	136,711	$137	$2,359,917	$(155,265)	$(8,023)	$(747,617)	$1,449,149	$59,490	$1,508,639
Net income (loss)	(75,817)	—	—	—	—	—	(448,635)	(448,635)	3,036	(445,599)
Cumulative-effect upon adoption of ASC 606							500,820	500,820		500,820
Other comprehensive loss	—	—	—	—	—	785	—	785	—	785
Issuance of restricted stock to employees, net of cancellations	—	2,836	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	56,110	—	—	—	56,110	—	56,110
Tax benefit from convertible debt interest deduction	—	—	—	(2,822)	—	—	—	(2,822)	—	(2,822)
Tax benefit from stock-based compensation	—	—	—	(2,810)	—	—	—	(2,810)	—	(2,810)
Contributions from noncontrolling interests	117,120	—	—	—	—	—	—	—	29,215	29,215
Distributions to noncontrolling interests	(6,786)	—	—	—	—	—	—	—	(12,253)	(12,253)
Purchases of treasury stock	—	(1,039)	(1)	—	(21,518)	—	—	(21,519)	—	(21,519)
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(695,432)	$1,531,081	$79,488	$1,610,569
Net loss	(152,926)	—	—	—	—	—	(929,121)	(929,121)	(88,821)	(1,017,942)
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16	—	—	—	—	—	—	(45,344)	(45,344)	—	(45,344)
Other comprehensive loss	—	—	—	—	—	4,230	—	4,230	—	4,230
Issuance of restricted stock to employees, net of cancellations	—	1,739	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	32,118	—	—	—	32,118	—	32,118
Contributions from noncontrolling interests	71,928	—	—	—	—	—	—	—	125,500	125,500
Distributions to noncontrolling interests	(7,387)	—	—	—	—	—	—	—	(11,988)	(11,988)
Purchases of treasury stock	—	(589)	(1)	—	(4,756)	—	—	(4,757)	—	(4,757)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(29,171)	—	—	—	—	—	(811,091)	(811,091)	(77,235)	(888,326)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Other comprehensive loss	—	—	—	—	—	(1,142)	—	(1,142)	—	(1,142)
Issuance of restricted stock to employees, net of cancellations	—	2,267	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	25,790	—	—	—	25,790	—	25,790
Contributions from noncontrolling interests	36,734	—	—	—	—	—	—	—	114,470	114,470
Distributions to noncontrolling interests	(7,425)	—	—	—	—	—	—	—	(13,438)	(13,438)
Purchases of treasury stock	—	(747)	(1)	—	(5,530)	—	—	(5,531)	—	(5,531)
Reduction of non-controlling interest due to sale of interest in residential lease portfolio[1]	(15,374)	—	—	—	—	—	—	—	(61,766)	(61,766)
Noncontrolling interest buyout	—	—	—	(4,933)	—	—		(4,933)	(7,400)	(12,333)
Balances at December 30, 2018	$—	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
1See Note 4 "Business Combination and Divestitures".
The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net loss	$(917,496)	$(1,170,868)	$(521,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,204	185,283	170,537
Stock-based compensation	26,353	34,674	61,498
Non-cash interest expense	15,346	18,390	1,057
Non-cash restructuring charges	—	—	166,717
Gain on settlement of preexisting relationships in connection with acquisition	—	—	(203,252)
Dividend from equity method investees	3,947	30,091	6,949
Equity in (earnings) losses of unconsolidated investees	17,815	(25,938)	(14,295)
Excess tax benefit from stock-based compensation	—	—	(2,810)
Gain on sale of equity investments, net	(54,196)	(5,346)	—
Gain on business divestiture	(59,347)	—	—
Unrealized loss on equity investments with readily determinable fair value	6,375	—	—
Deferred income taxes	(6,862)	(6,966)	(6,611)
Impairment of equity method investment	—	89,564	90,946
Goodwill impairment	—	—	147,365
Impairment of property, plant and equipment	369,168	—	—
Loss (gain) on sale and impairment of residential lease assets	251,984	624,335	(7,263)
Other, net	(6,796)	1,298	4,793
Changes in operating assets and liabilities:
Accounts receivable	(175)	(1,191)	(33,465)
Contract assets	(43,509)	10,660	62,161
Inventories	(39,174)	(38,236)	(70,448)
Project assets	39,512	2,393	(3,601)
Prepaid expenses and other assets	22,763	110,530	3,187
Long-term financing receivables, net	(182,937)	(123,674)	(172,272)
Advances to suppliers	44,417	68,767	74,341
Accounts payable and other accrued liabilities	(127,286)	(216,349)	(18,780)
Contract liabilities	(30,495)	145,171	(47,622)
Net cash used in operating activities	(543,389)	(267,412)	(312,283)
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,906)	(69,791)	(187,094)
Cash paid for solar power systems, leased and to be leased	(68,612)	(86,539)	(84,289)
Cash paid for solar power systems	(41,808)	(126,548)	(38,746)
Purchases of marketable securities	—	(1,306)	(4,955)
Cash outflow from sale of residential lease portfolio, net of cash sold	(28,004)	—	—
Proceeds from sales or maturities of marketable securities	—	—	6,210
Proceeds from sale of cost method investments	33,402	—	—
Payments to 8point3 Energy Partners LP	—	—	(9,838)
Cash paid for acquisitions, net of cash acquired	(17,000)	—	(24,003)
Cash paid for intangibles	—	—	(521)
Dividend from equity method investees	12,952	3,773	—
Proceeds from sale of equity method investments	420,306	5,954	—
Proceeds from business divestiture	23,257	—	—
Cash paid for investments in unconsolidated investees	(14,687)	(18,627)	(11,547)
Net cash provided by (used in) investing activities	274,900	(293,084)	(354,783)
Cash flows from financing activities:
Cash paid for acquisitions	—	—	(5,714)
Proceeds from bank loans and other debt	227,676	339,253	113,645
Repayment of 0.75% debentures due 2018, bank loans and other debt	(535,252)	(358,317)	(143,601)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	192,287	89,612	183,990
Repayment of non-recourse residential financing	(17,358)	(6,888)	(37,932)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	151,204	196,628	146,334
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(21,918)	(18,228)	(19,039)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	126,020	527,897	738,822
Repayment of non-recourse power plant and commercial financing	(31,282)	(176,069)	(795,209)
Contributions from noncontrolling interests attributable to power plant and commercial projects	—	800	—
Purchases of stock for tax withholding obligations on vested restricted stock	(5,530)	(4,756)	(21,517)
Net cash provided by financing activities	85,847	589,932	159,779
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	2,068	689	735
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(180,574)	30,125	(506,552)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	544,337	514,212	1,020,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$363,763	$544,337	$514,212

Non-cash transactions:
Assignment of residential lease receivables to third parties	$—	$129	$4,290
Stock consideration received from business divestiture	$42,600	$—	$—
Acquisition of noncontrolling interests funded by Mezzanine Loan proceeds	$12,400	$—	$—
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$36,384	$57,688	$57,422
Costs of solar power systems, leased and to be leased, funded by liabilities	$3,631	$5,527	$3,026
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$86,540	$110,375	$27,971
Property, plant and equipment acquisitions funded by liabilities	$8,214	$15,706	$43,817
Exchange of receivables for an investment in an unconsolidated investee	$—	$—	$2,890
Acquisition funded by liabilities	$9,000	$—	$103,354
Contractual obligations satisfied with inventory	$56,840	$34,675	$—
Assumption of debt by buyer upon sale of equity interest	$27,321	$196,104	$—
Assumption of mezzanine loan by SunStrong in connection with sale of residential lease assets	$106,958	$—	$—
Assumption of back leverage loans by SunStrong in connection with sale of residential lease assets	$454,630	$—	$—
Retained interest in SunStrong lease portfolio	$9,750	$—	$—
Receivables in connection with sale of residential lease portfolio	$12,510	$—	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$99,204	$59,885	$35,770
Cash paid for income taxes	$7,800	$12,795	$35,414
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

Notes to the Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

In the fourth quarter of 2018, in connection with our efforts to improve operational focus and transparency, drive overhead accountability into segment operating results, and increase strategic agility across value chain from our upstream business' core strength in manufacturing and technology and our downstream business' core strength in offering complete solutions in residential and commercial markets, we reorganized our segment reporting to an upstream and downstream structure. Previously, we operated under three end-customer segments comprised of our (i) Residential Segment, (ii) Commercial Segment, and (iii) Power Plan Segment. Historically, the Residential Segment referred to sales of solar energy solutions to residential end-customers, the Commercial Segment referred to sales of energy solutions to commercial and public entity end-customers, and the Power Plant Segment referred to our large-scale solar products and systems and component sales.

Under the new segmentation, SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The reorganization provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities among the SunPower Energy Services Segment and SunPower Technologies Segment.

Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes did not materially affect our previously reported Consolidated Financial Statements. See "Note 18. Segment Information" for additional discussion.

Liquidity

Challenging industry conditions and a competitive environment extended throughout fiscal 2018. Our net losses, resulting in a net use of our available cash, continued in fiscal 2018 and are expected to continue through fiscal 2019. Despite the challenging industry conditions, including uncertainty around the regulatory environment, we believe that our cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. Although we have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP (Note 11. Equity Investments), the sale of certain assets and intellectual property related to the production of microinverters (Note 4. Business Combinations and Divestitures), and the sale of membership interests in our Residential Lease Portfolio (Note 4. Business Combinations and

Divestitures) and have secured other sources of financing in connection with our short-term liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives put in place in the third and fourth quarters of fiscal 2016 and the first and second quarter of fiscal 2018, we continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

We also have the ability to enhance our available cash by borrowing up to $95.0 million under a revolving credit facility (the "Revolver") with Credit Agricole Corporate and Investment Bank ("Credit Agricole") pursuant to a Letter Agreement executed by us and Total S.A. on May 8, 2017 (the "Letter Agreement") through August 26, 2019, the expiration date of the Letter Agreement (see "Note 2. Transactions with Total and Total S.A.").

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Basis of Presentation and Preparation

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that we establish in connection with certain project financing arrangements for customers are not designed to be available to service our general liabilities and obligations.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in our consolidated financial statements and the accompanying notes.

Fiscal Periods

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2018, 2017 and 2016 are 52-week fiscal years. Our fiscal 2018 ended on December 30, 2018, fiscal 2017 ended on December 31, 2017 and fiscal 2016 ended on January 1, 2017.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases, inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows, economic useful lives of property, plant and equipment, intangible assets, and investments; fair value and residual value of solar power systems, including those subject to residential operating leases; fair value of financial instruments; valuation of contingencies such as accrued warranty; the measurement of fair value of assets acquired and liabilities assumed in a business combination; the valuation of retained equity interests in divestitures; the fair value of indemnities provided to customers and other parties, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Derivative financial instruments are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The effective portion of derivative financial instruments is excluded from earnings and reported as a component of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The ineffective portion of derivatives financial instruments are included in "Other, net" in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. Our comprehensive income (loss) for each period presented is comprised of (i) our net income (loss); (ii) foreign currency translation adjustment of our foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges; and (iv) net income (loss) on long-term pension liability adjustment (see Note 13. Derivative Financial Instruments).

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

We maintain cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business. We also hold debt securities, consisting of Philippine government bonds, which are classified as "Restricted long-term marketable securities" on our Consolidated Balance Sheets as they are maintained as collateral for present and future business transactions within the country (see Note 6. Balance Sheet Components).

Short-Term and Long-Term Investments

We may invest in money market funds and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments, and investments with maturities of more than one year are classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our working capital needs within our normal operating cycles. We have classified these investments as available-for-sale securities.

Inventories

Inventories are accounted for on a first-in-first-out basis and are valued at the lower of cost or net realizable value. We evaluate the realizability of our inventories, including purchase commitments under fixed-price long-term supply agreements, based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of bookings, sales backlog, sales pipeline, market forecast, and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, future polysilicon purchase commitments, available third-party inventory, and growth plans. Our factory production plans, which drive materials requirement planning, are established based on our assumptions of expected demand. We respond to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

We evaluate the terms of our long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than our expected demand for our solar power products for the foreseeable future and because the raw materials subject to these long-term supply agreements are not subject to spoilage or other factors that would deteriorate its usability; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. In addition, because the purchase prices required by our long-term polysilicon agreements are significantly higher than current market prices for similar materials, if we are not able to profitably utilize this material in our operations or elect to sell near-term excess, we may incur additional losses. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by us include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or we enter into arrangements with third parties for the sale of raw materials that do not allow us to recover our current contractually committed price for such raw materials, we record a write-down or accrual equal to the difference between the cost of inventories and the estimated net realizable value, which may be material. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 6. Balance Sheet Components).

Solar Power Systems Leased and to be Leased

Solar power systems leased to residential customers under operating leases are stated at cost, less accumulated depreciation and are amortized to their estimated residual value over the life of the lease term of up to 20 years.

Solar power systems to be leased represent systems that are under installation or which have not been interconnected, which will be depreciated as solar power systems leased to customers when the respective systems are completed, interconnected and subsequently leased to residential customers under operating leases.

Initial direct costs for operating leases are capitalized and amortized over the term of the related customer lease agreements.

During fiscal 2018 and 2017, events and circumstances indicated that the carrying value of our solar power systems leased and to be leased might not be recoverable. We determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amounts of these assets. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, some of which require significant judgment by us. In accordance with such evaluation, we recognized a non-cash impairment charge on the Consolidated Statement of Operations. For additional information on the related impairment charge, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Leasing—Impairment of Residential Lease Assets."

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

Due to the homogeneous nature of our leasing transactions, we manage our financing receivables on an aggregate basis when assessing credit risk. We also consider the credit risk profile for our lease customers to be homogeneous due to the criteria we use to approve customers for our residential leasing program, which among other things, requires a minimum "fair" FICO credit quality. Accordingly, we do not regularly categorize our financing receivables by credit risk.

We recognize an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. We maintain reserve percentages on past-due receivable aging buckets and base such percentages on several factors, including consideration of historical credit losses and information derived from industry benchmarking. We also place doubtful financing receivables on nonaccrual status and discontinue accrual of interest. Financing receivables over 180 days are determined to be delinquent.

During fiscal 2018 and 2017, events and circumstances indicated that we might not be able to collect all amounts due according to the contractual terms of the underlying lease agreements. We determined it was necessary to evaluate the potential for allowances in our ability to collect these receivables. Estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted lease income, expenses, default rates, residual value of these lease assets and long-term discount rates, all of which require significant judgment by us. In accordance with such evaluation, we recognized an allowance for losses on the Consolidated Statement of Operations. For additional information on the related impairment charge (see Note 7. Leasing—Impairment of Residential Lease Assets).

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

Interest Capitalization

The interest cost associated with major development and construction projects is capitalized and included in the cost of the property, plant and equipment or project assets. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our weighted average cost of borrowed money.

Long-Lived Assets

We evaluate our long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances arise. This evaluation includes consideration of technology obsolescence that may indicate that the carrying value of such assets may not be recoverable. The assessments require significant judgment in determining whether such events or changes have occurred. Factors considered important that could result in an impairment review include significant changes in the manner of use of a long-lived asset or in its physical condition, a significant adverse change in the business climate or economic trends that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, significant under-performance relative to expected historical or projected future operating results, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing such groupings and levels. We then compare the estimated future undiscounted net cash flows expected to be generated by the asset group (including the eventual disposition of the asset group at residual value) to the asset group’s carrying value to determine if the asset group is recoverable. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, we record an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. For additional information on the impairment charge recorded in the year ended December 30, 2018 and the underlying fair value assumptions, see "Note 6. Balance Sheet Components-Impairment of Property, Plant and Equipment" and "Note 7. Leasing-Impairment of Residential Lease Assets."

Product Warranties

We generally provide a 25-year standard warranty for the solar panels that we manufacture for defects in materials and workmanship. The warranty provides that we will repair or replace any defective solar panels during the warranty period. In addition, we pass through to customers' long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years.

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

We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates or if there are delays in our responsiveness to outages, we may be required to revise our estimated warranty liability. Historically, warranty costs have been within our expectations (see Note 10. Commitments and Contingencies).

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606), as amended ("ASC 606"). For additional information on the new standard and the impact to our financial results, refer to the section Impact to Previously Reported Consolidated Financial Statements below.

Module and Component Sales

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts with the customer. There are no rights of return. Other than standard warranty obligations, there are no significant post-shipment obligations (including installation, training or customer acceptance clauses) with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

Solar Power System Sales and Engineering, Procurement, and Construction Services

We design, manufacture and sell rooftop and ground-mounted solar power systems under construction and development agreements. Engineering, procurement and construction ("EPC") projects governed by customer contracts that require us to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material, labor and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost-based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

For sales of solar power systems in which we sell a controlling interest in the project to a customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest obtained or retained, and in circumstances where we maintain significant influence over the retained noncontrolling interest, we defer any profit associated with our retained equity stake through “Equity in earnings of unconsolidated investees.” The deferred profit is subsequently recognized on a straight-line basis over the useful life of the underlying system. We estimate the fair value of the noncontrolling interest using an income approach based on the valuation of the entire solar project. Further, in situations where we sell membership interests in our project entities to third-party tax equity investors in return for tax benefits (generally federal and/or state investment tax credits and accelerated depreciation), we view the sale of the rights to tax attributes associated with ownership of the underlying solar systems as a distinct performance obligation in the scope of ASC 606 because it is an output of our ordinary activities consistent with the guidance in ASC 606-10-15-3. The sale of the rights to the tax attributes is recognized at a point in time when the customers are eligible to claim the tax benefits, generally at substantial completion of the solar power projects. The fair value of the tax attributes generally begins with an independent third-party appraisal which supports the eligible cost basis for the qualifying solar energy property. In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reduction in tax benefits received under the investment tax credit and U.S. Treasury Department's cash grant programs. Refer to "Note 10. Commitments and Contingencies" for further details.

Our arrangements may contain clauses such as contingent repurchase options, delay liquidated damages or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. The cumulative effect of revisions to transaction prices or input cost estimates are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Operations and Maintenance

We offer our customers various levels of post-installation operations and maintenance ("O&M") services with the objective of optimizing our customers' electrical energy production over the life of the system. We determine that the post-installation systems monitoring and maintenance qualifies as a separate performance obligation. Post-installation monitoring and maintenance is deferred at the time the contract is executed, based on the estimate of selling price on a standalone basis, and is recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

We typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and updated at each reporting period and recognized over time as customers receive and consume the benefits of the O&M services.

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer goods and, accordingly, records such costs in cost of revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

Stock-Based Compensation

We measure and record compensation expense for all stock-based payment awards based on estimated fair values. We provide stock-based awards to our employees, executive officers, and directors through various equity compensation plans including our employee stock option and restricted stock plans. The fair value of restricted stock units is based on the market price of our common stock on the date of grant. We have not granted stock options since fiscal 2008.

We estimate forfeitures at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are required to be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $6.9 million, $6.3 million and $24.9 million, in fiscal 2018, 2017, and 2016, respectively.

Research and Development Expense

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. All research and development costs are expensed as incurred. Research and development expense is reported net of contributions under the R&D Agreement with Total (See Note 2. Transactions with Total and Total S.A. for further details) and contracts with governmental agencies because such contracts are considered collaborative arrangements.

Translation of Foreign Currency

SunPower Corporation and certain of our subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period.

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

We include gains or losses from foreign currency transactions in "Other, net" in the Consolidated Statements of Operations with the other hedging activities described in Note 13. Derivative Financial Instruments.

Concentration of Credit Risk

We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Financial and derivative instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, we enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than 9 months. We regularly evaluate the credit standing of our counterparty financial institutions.

We perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally we do not require collateral from our leasing customers. We maintain an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. As of December 30, 2018 and December 31, 2017, we had no customers that accounted for at least 10% of accounts receivable. In addition, one customer accounted for approximately 24% and 22% of our "Contract assets" balance as of December 30, 2018 and December 31, 2017, respectively, on the Consolidated Balance Sheets.

We have entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for the next three years. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when we cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in "Benefit from (provision for) income taxes" in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

The Tax Act and Jobs Act of 2017 (the "Tax Act") also included a provision to tax Global Intangible Low-Taxed Income (“GILTI”), of foreign subsidiaries in excess of a deemed return on their tangible assets. Pursuant to the SEC guidance on accounting for the Tax Act, corporations are allowed to make an accounting policy election to either (i) recognize the tax impact of GILTI as a period cost (the “period cost method”), or (ii) account for GILTI in the corporation’s measurement of deferred taxes (the “deferred method”). In the fourth quarter of the fiscal year 2018, we elected to recognize the tax impact of GILTI as a period cost.

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as "Equity in earnings (losses) of unconsolidated investees" on the Consolidated Statements of Operations. We monitor our investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately-held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds (see Note 6. Balance Sheet Components and Note 8. Fair Value Measurements).

Noncontrolling Interests

Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. Beginning in fiscal 2013, we have entered into facilities with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. We further determined the hypothetical liquidation at book value method ("HLBV Method") to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Business Combinations

We record all acquired assets and assumed liabilities, including goodwill, other intangible assets, and in-process research and development, at fair value. The initial recording of goodwill, other identifiable intangible assets, and in-process research and development, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Note 4. Business Combinations and Divestiture and Note 5. Other Intangible Assets). We charge acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

We initially record receipts of net assets or equity interests between entities under common control at their carrying amounts in the accounts of the transferring entity. Financial statements and financial information presented for prior years are retrospectively adjusted to effect the transfer as of the first date for which the entities were under common control. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, then amounts recognized in our financial statements reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Financial statements and financial information presented for prior years are also retrospectively adjusted to furnish comparative information as though the assets and liabilities had been transferred at that date.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to permit companies to reclassify disproportionate tax effects in accumulated other comprehensive income ("AOCI") caused by the Tax Act to retained earnings. Companies may adopt the new guidance using one of two transition methods: retrospective to each period in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. We adopted this ASU in the fourth quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) to target improvements to accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The new guidance is effective for us no later than the first quarter of fiscal 2019 and requires a modified retrospective approach to adoption. We elected early adoption of this ASU in the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted this ASU in the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) to provide final guidance on the presentation of net periodic pension and postretirement benefit cost. The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with other employee compensation costs in operating income or capitalized in assets. The other components will be recorded separately outside of operations and will not be eligible for capitalization. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. We adopted this ASU in the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also to define what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. We adopted this ASU in the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance was effective for us no later than the first quarter of fiscal 2018 and required a prospective approach to adoption. We adopted this ASU in the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) ("ASU 2016-01") to require equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which provided clarifications to ASU 2016-01. We adopted this ASU in the first quarter of fiscal 2018 on a prospective basis for our equity investments without readily determinable fair value and elected the cost less impairment (if any) method, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer (the "measurement alternative method"). This election is reassessed on a required recurring basis. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASC 606. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We implemented key system functionality and internal controls to enable the preparation of financial information upon adoption.

The most significant impact of ASC 606 relates to the sales of solar power systems that include the sale or lease of related real estate previously accounted for under the guidance for real estate sales ASC 360-20, Property, Plant, and Equipment. ASC 360-20 required us to evaluate whether such arrangements had any forms of continuing involvement that may have affected the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement requiring us to reduce the potential profit on a project sale by our maximum exposure to loss. The adoption of ASC 606, which supersedes the real estate sales guidance under ASC 360-20, generally results in the earlier recognition of revenue and profit than our historical practice under ASC 360-20. For sales arrangements in which we obtain or retain an interest in the project sold to the customer, we recognize all the revenue for the consideration received, including the fair value of the noncontrolling interests obtained or retained, and defers any profits associated with the interest retained through "Equity in earnings (losses) of unconsolidated investees." We then recognize any deferred profit on a straight-line basis over the useful life of the underlying system, with any remaining amount recognized upon the sale of the noncontrolling interest to a third party. Following the adoption of ASC 606, the revenue recognition for our other sales arrangements, including the sales of components, sales and construction of solar systems, and O&M services, remained materially consistent. The revenue recognition for residential leasing and sale-leaseback arrangements remained consistent as they follow other U.S. GAAP guidance.

As part of our adoption of ASC 606 in the first quarter of fiscal 2018, we elected to apply the following practical expedients:

•	We have not restated contracts that begin and are completed within the same annual reporting period;

•
For completed contracts that have variable consideration, we used the transaction price at the date upon which the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods;

•	We have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue for all periods prior to the date of initial application;

•	We have not retrospectively restated our contracts to account for those modifications that were entered into before January 3, 2016, the earliest reporting period impacted by ASC 606;

•
We have expensed costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are included in selling, general, and administrative expenses; and

•
We have not assessed a contract asset or contract liability for a significant financing component if the period between the customer's payment and our transfer of goods or services is one year or less.

Refer to Impact to Previously Reported Consolidated Financial Statements below for the impact of adoption of the standard on the consolidated financial statements as of December 31, 2017 and January 1, 2017, and for the fiscal years ended December 31, 2017 and January 1, 2017.

Impact to Previously Reported Consolidated Financial Statements

Adoption of ASC 606 impacted our previously reported results as follows:

	December 31, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted(1)
Accounts receivable, net	$215,479	$(10,513)	$204,966
Costs and estimated earnings in excess of billings	18,203	(18,203)	—
Contract assets	—	35,074	35,074
Prepaid expenses and other current assets	152,444	(6,235)	146,209
Property, plant and equipment, net	1,148,042	(197)	1,147,845
Solar power systems leased and to be leased, net	428,149	(58,931)	369,218
Long-term financing receivables, net	338,877	(8,205)	330,672
Other long-term assets	80,146	466,552	546,698
Accrued liabilities	267,760	(35,989)	231,771
Billings in excess of costs and estimated earnings	8,708	(8,708)	—
Contract liabilities, current portion	—	101,723	101,723
Customer advances, current portion	54,999	(54,999)	—
Customer advances, net of current portion	69,062	(69,062)	—
Contract liabilities, net of current portion	—	133,390	133,390
Other long-term liabilities	954,646	(112,304)	842,342
Accumulated deficit	(2,115,188)	445,291	(1,669,897)
(1)Under the new segmentation, we reflected employee departments’ changes between segments, including those that moved from corporate functions into the business units, and the associated impact on headcount related expenses to the comparative periods presented. This resulted in a shift of such expenses between Cost of Revenue and Operating Expenses in our reported consolidated financial statements that are not reflected in the table above. See “Note 18. Segment and Geographical Information”.

	Fiscal Year Ended December 31, 2017
(In thousands except per share)	As Reported	Adoption of ASC 606	As Adjusted(1)
Revenue:
Solar power systems, components, and other	$1,667,376	$(72,435)	$1,594,941
Residential leasing	204,437	(5,331)	199,106
Cost of revenue:
Solar power systems, components, and other	1,749,377	(67,902)	1,681,475
Residential leasing	137,707	(3,415)	134,292
Gross profit (loss)	(15,271)	(6,449)	(21,720)
Interest expense	(89,754)	(534)	(90,288)
Other, net	(10,941)	(76,704)	(87,645)
Other expense, net	(98,595)	(77,238)	(175,833)
Loss before income taxes and equity in earnings of unconsolidated investees	(1,117,064)	(83,686)	(1,200,750)
Equity in earnings of unconsolidated investees	20,211	5,727	25,938
Net loss	(1,092,910)	(77,958)	(1,170,868)
Net loss attributable to stockholders	(851,163)	(77,958)	(929,121)

Basic and diluted net loss per share attributable to stockholders	$(6.11)	$(0.56)	$(6.67)
(1)Under the new segmentation, we reflected employee departments’ changes between segments, including those that moved from corporate functions into the business units, and the associated impact on headcount related expenses to the comparative periods presented. This resulted in a shift of such expenses between Cost of Revenue and Operating Expenses in our reported consolidated financial statements that are not reflected in the table above. See “Note 18. Segment and Geographical Information”.

	Fiscal Year Ended January 1, 2017
(In thousands except per share)	As Reported	Adoption of ASC 606	As Adjusted(1)
Revenue:
Solar power systems, components, and other	$2,294,608	$32,813	$2,327,421
Residential leasing	264,954	(39,738)	225,216
Cost of revenue:
Solar power systems, components, and other	2,173,364	(5,065)	2,168,299
Residential leasing	196,232	(29,370)	166,862
Gross profit (loss)	189,966	27,510	217,476
Gain on sale and impairment of residential lease assets	—	(7,263)	(7,263)
Interest expense	(60,735)	(538)	(61,273)
Other, net	(9,039)	2,081	(6,958)
Other expense, net	(102,181)	1,543	(100,638)
Loss before income taxes and equity in earnings of unconsolidated investees	(564,595)	36,203	(528,392)
Equity in earnings of unconsolidated investees	28,070	(13,775)	14,295
Net loss	(543,844)	22,429	(521,415)
Net loss attributable to stockholders	(471,064)	22,429	(448,635)

Basic and diluted net loss per share attributable to stockholders	$(3.41)	$0.16	$(3.25)
(1)Under the new segmentation, we reflected employee departments’ changes between segments, including those that moved from corporate functions into the business units, and the associated impact on headcount related expenses to the comparative periods presented. This resulted in a shift of such expenses between Cost of Revenue and Operating Expenses in our reported consolidated financial statements that are not reflected in the table above. See “Note 18. Segment and Geographical Information”.

	Fiscal Year Ended December 31, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted
Net loss	$(1,092,910)	$(77,958)	$(1,170,868)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	188,698	(3,415)	185,283
Impairment of equity method investment	8,607	80,957	89,564
Equity in earnings of unconsolidated investees	(20,211)	(5,727)	(25,938)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(458)	(733)	(1,191)
Costs and estimated earnings in excess of billings	14,577	(14,577)	—
Contract assets	—	10,660	10,660
Project assets	19,153	(16,760)	2,393
Prepaid expenses and other assets	158,868	(48,338)	110,530
Long-term financing receivables, net	(123,842)	168	(123,674)
Accounts payable and other accrued liabilities	(192,096)	(24,253)	(216,349)
Billings in excess of costs and estimated earnings	(68,432)	68,432	—
Customer advances	113,626	(113,626)	—
Contract liabilities	—	145,171	145,171
Net cash used in operating activities	(267,412)	—	(267,412)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	30,125	—	30,125
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	514,212	—	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	544,337	—	544,337

	Fiscal Year Ended January 1, 2017
(In thousands)	As Reported	Adoption of ASC 606	As Adjusted
Net loss	$(543,844)	$22,429	$(521,415)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Equity in earnings of unconsolidated investees	(28,070)	13,775	(14,295)
Depreciation and amortization	174,209	(3,672)	170,537
Loss on sale and impairment of residential lease assets	—	(7,263)	(7,263)
Changes in operating assets and liabilities, net of effect of acquisitions:
Costs and estimated earnings in excess of billings	6,198	(6,198)	—
Contract assets	—	62,161	62,161
Project assets	33,248	(36,849)	(3,601)
Prepaid expenses and other assets	48,758	(45,571)	3,187
Long-term financing receivables, net	(172,542)	270	(172,272)
Accounts payable and other accrued liabilities	(12,146)	(6,634)	(18,780)
Billings in excess of costs and estimated earnings	(38,204)	38,204	—
Customer advances	(16,969)	16,969	—
Contract liabilities	—	(47,622)	(47,622)
Net cash used in operating activities	(312,283)	—	(312,283)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(506,553)	—	(506,553)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,020,764	—	1,020,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	514,212	—	514,212

Recent Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements) and also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. This ASU is effective for us no later than the first quarter of 2020 on a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. We are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes which permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a fifth U.S. benchmark interest rate for purposes of hedge accounting. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied prospectively for qualifying new or redesignated hedging relationships entered into after January 1, 2019. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. This ASU is effective for us no later than the first quarter of 2020 with early adoption permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the potential impact of this standard on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for us no later than the first quarter of 2020 with early adoption permitted. We are evaluating the potential impact of this standard on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. This ASU is effective for us no later than the first quarter of 2020 with early adoption permitted. We are evaluating the potential impact of this standard on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) to simplify the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment loss is now measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for us no later than the first quarter of fiscal 2020. Early adoption is permitted beginning in the first quarter of fiscal 2017. The adoption of this new ASU will not impact our consolidated financial statements and related disclosure, as we no longer have goodwill.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended ("ASC 842") to replace existing lease guidance and require all lessees to recognize a right-of-use asset and a liability for the obligation to make payments for all leases (except for short-term leases) on their balance sheet. All leases in scope will be classified as either operating or financing. Operating and financing leases will require the recognition of an asset and liability to be measured at the present value of the lease payments. ASC 842 also makes a distinction between operating and financing leases for purposes of reporting expenses on the income statement. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under current GAAP ("ASC 840"). In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, related to sales taxes and other similar taxes collected from lessees, certain lessor costs paid by lessees to third parties, and related to recognition of variable payments for contracts.
This ASU will be effective for us in the first quarter of 2019 and we expect to adopt using the optional transition method and all available practical expedients. We continue to make progress with our project plan, which includes evaluating contracts, developing policies, and implementing new controls and enhancing existing controls that will be necessary under the new standard.
Upon adoption, we expect the following changes to our accounting policies:

•
Solar leases will no longer meet the criteria for lease accounting as our contracts do not allow the customer to direct the use of the underlying solar system. Instead, we will account for these arrangements as service contract pursuant to ASC Topic 606 and be recognized ratably based on contractual lease cash flows over the lease term.

•	Real estate and other operating lease arrangements will be monitored and accounted pursuant to ASC 842.

•
Arrangements that involve the lease-back of solar systems sold to a financier will continue to be accounted for as a failed sale and result in the recording of a financing liability pursuant to ASC 842.

We are in the final stages of completing our review of historical lease contracts to quantify the expected impact of adoption on our consolidated financial statements. Based on our current evaluation of our entire population of contracts impacted by ASC 842 upon adoption, we expect to record on our Consolidated Balance Sheets, right-of-use assets and lease liabilities of approximately $75.0 million to $95.0 million in relation to sale-leaseback arrangements and real-estate lease commitments. In addition, we expect to record an adjustment to our accumulated deficit, net of taxes, of approximately $5.0 million to $15.0 million from the recognition of previously deferred profit under sale-lease back arrangements.
We continue to assess the potential impacts of the new standard, including the areas described above, and anticipate that this standard will have a material impact on our Consolidated Balance Sheets and disclosures. However, we do not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the financial statements at this time.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of December 30, 2018, through the increase of our total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of our outstanding common stock was approximately 56%.

Supply Agreements

In November 2016, we and Total entered into a four-year, up to 200 megawatt ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of Maxeon 2 (formally known as E-Series) panels with an option to purchase up to another 50 MW of P-Series solar panels. In March 2017, we received a prepayment totaling $88.5 million. The prepayment is secured by certain of our assets located in the United States and in Mexico.

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of December 30, 2018, we had $18.4 million of "Contract liabilities, current portion" and $45.3 million of "Contract liabilities, net of current portion" on our Consolidated Balance Sheets related to the aforementioned supply agreement (see Note 10. Commitments and Contingencies").
In March 2018, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.42 MW of photovoltaic ("PV") modules to Total for a development project in Chile. This agreement provided for payment from Total in the amount of approximately $1.3 million, 10% of which was paid upon execution of the agreement.

Amended and Restated Credit Support Agreement

In June 2016, we and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement"), which amended and restated the Credit Support Agreement dated April 28, 2011, by and between us and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to us. At any time until December 31, 2018, Total S.A. will, at our request, guarantee the payment to the applicable issuing bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. Such letters of credit must be issued no later than December 31, 2018 and expire no later than March 31, 2020. Total S.A. is required to issue and enter into a Guaranty requested by us, subject to certain terms and conditions. In addition, Total will not be required to enter into the Guaranty if, after giving effect to our request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by us, would exceed $500.0 million in the aggregate. Such maximum amounts of credit support available to us can be reduced upon the occurrence of specified events.

In consideration for the commitments of Total S.A. pursuant to the Credit Support Agreement, we are required to pay Total S.A. a guaranty fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement will terminate following December 31, 2018, after the later of the satisfaction of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

In addition to the Credit Support Agreement, we and Total S.A. entered into the Letter Agreement in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of our payment obligations of up to $100.0 million (the "Support Amount") under the Revolver with Credit Agricole, as "administrative agent," and the other lenders party thereto; See "Note 12. Debt and Credit Sources" for additional information on the Revolver with Credit Agricole. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

Affiliation Agreement

We and Total have entered into an Affiliation Agreement that governs the relationship between Total and us (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., and any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of the outstanding voting power of us and imposes certain limitations on the Total Group's ability to transfer 40% or more of the outstanding shares or voting power of us to a single person or group that is not a direct or indirect subsidiary of Total S.A. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our Board of Directors.

The Affiliation Agreement provides Total with the right to maintain its percentage ownership in connection with any new securities issued by us, and Total may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

The Affiliation Agreement also imposes certain restrictions with respect to the ability of us and our board of directors to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

Research & Collaboration Agreement

We and Total have entered into a Research & Collaboration Agreement (the "R&D Agreement") that establishes a framework under which the parties engage in long-term research and development collaboration ("R&D Collaboration"). The R&D Collaboration encompasses a number of different projects, with a focus on advancing our technology position in the crystalline silicon domain, as well as ensuring our industrial competitiveness. The R&D Agreement enables a joint committee to identify, plan and manage the R&D Collaboration.

Upfront Warrant

In February 2012, we issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of our common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which is governed by the Private Placement Agreement and a Compensation and Funding Agreement, dated February 28, 2012, as amended, is exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of our convertible debt remains outstanding, such exercise will not cause any "person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), of more than 74.99% of the voting power of our common stock at such time, a circumstance which would trigger the repurchase or conversion of our existing convertible debt.

0.75% Debentures Due 2018

In May 2013, we issued $300.0 million in principal amount of the 0.75% debentures due 2018. An aggregate principal amount of $200.0 million of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 were convertible into shares of our common stock at any time based on an initial conversion price equal to $24.95 per share, which provided Total the right to acquire up to 8,017,420 shares of our common stock. The applicable conversion rate could adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018. On June 1, 2018, we redeemed the 0.75% debentures due 2018 at maturity in full for cash with proceeds from the Term Credit Agreement. On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group, the proceeds of which were used to repay the loan under the Term Credit Agreement.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% senior convertible debentures due 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were acquired by Total. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion price equal to $48.76 per share, which provides Total the right to acquire up to 5,126,775 shares of our common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time based on an initial conversion price equal to $30.53 per share, which provides Total the right to acquire up to 3,275,680 shares of our common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of December 30, 2018, we had $0.02 million of "Contract assets" and $3.8 million of "Accounts receivable, net" on our Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

In connection with a co-development solar project between us, Total and an independent third party, we sold 25% of our ownership interests in the co-development solar project to Total. The amount received from Total was immaterial for fiscal 2018. We sold an additional 25% of our ownership interest to Total during the fourth quarter of 2018 and will supply PV in late 2019 to the solar project. However, recent amendments to the feed-in-tariff rules in Japan have had a significant impact on the co-development solar project’s ability to secure financing and we are currently exploring alternatives to monetize our investment in the co-development solar project.

In connection with a co-development solar project between us and Total, Total paid $0.3 million to us for development fees for fiscal 2018.

In connection with a co-development project between us and Total, Total paid $0.5 million to us in exchange for our ownership interest in the co-development project for fiscal 2017.

During the fourth quarter of 2017, we sold our remaining noncontrolling interests in a co-development project entity to Total, which was accounted for as equity method investment, resulting in a gain of $5.3 million in "Other income (expense), net" of the Consolidated Statements of Operations.

Related-Party Transactions with Total and its Affiliates:

The following related party balances and amounts are associated with transactions entered into with Total and its Affiliates:

	As of
(In thousands)	December 30, 2018	December 31, 2017
Accounts receivable	$3,823	$2,366
Contract assets	$18	$154
Contract liabilities, current portion[1]	$18,408	$12,744
Contract liabilities, net of current portion[1]	$45,258	$68,880
1 Refer to Note 10. Commitments and Contingencies - Advances from Customers.

	Fiscal Year Ended
(In thousands)	2018	2017	2016
Revenue:
EPC, O&M, and components revenue	$28,094	$42,968	$64,719
Cost of revenue:
EPC, O&M, and components cost of revenue	$16,382	$30,400	$60,799
Research and development expense:
Offsetting contributions received under the R&D Agreement	$(93)	$(138)	$(557)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	$5,312	$6,325	$7,130
Interest expense incurred on the 0.75% debentures due 2018	$547	$1,500	$1,500
Interest expense incurred on the 0.875% debentures due 2021	$2,188	$2,188	$2,188
Interest expense incurred on the 4.00% debentures due 2023	$4,000	$4,000	$4,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the fiscal year 2018, 2017 and 2016 along with the reportable segment for each category:

	Fiscal Year
(In thousands)	SunPower Technologies			SunPower Energy Services			Total Revenue
Category	2018	2017	2016	2018	2017	2016	2018	2017	2016
Module and component sales	$532,590	$408,303	$313,652	$477,652	$428,799	$476,483	$1,010,242	$837,102	$790,135
Solar power systems sales and EPC services	147,756	470,851	1,238,494	213,345	211,850	207,813	361,101	682,701	1,446,307
Operations and maintenance	—	—	—	49,089	43,643	36,208	49,089	43,643	36,208
Leasing[1]	125	4,687	1,491	305,528	225,914	278,496	305,653	230,601	279,987
Revenue	$680,471	$883,841	$1,553,637	$1,045,614	$910,206	$999,000	$1,726,085	$1,794,047	$2,552,637
1Leasing revenue is accounted for in accordance with the lease accounting guidance.

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract. For EPC revenue and solar power systems sales, we commence recognizing revenue when control of the underlying system transfers to the customer and continue recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. For contracts with post-installation systems monitoring and maintenance, we recognize revenue related to systems monitoring and maintenance over the non-cancellable contract term on a straight-line basis.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our Consolidated Statements of Operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended December 30, 2018 and December 31, 2017 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Fiscal Year Ended
(In thousands, except number of projects)	December 30, 2018	December 31, 2017	January 1, 2017
Increase (decrease) in revenue from net changes in transaction prices	$—	$—	$(743)
Increase (decrease) in revenue from net changes in input cost estimates	(1,045)	—	5,768
Net increase (decrease) in revenue from net changes in estimates	$(1,045)	$—	$5,025

Number of projects	1	—	6

Net change in estimate as a percentage of aggregate revenue for associated projects	—%	—%	—%

For the years ended December 30, 2018 and December 31, 2017, there were no material adjustments to revenue as a result of changes in transaction prices or input cost estimates. For the year ended January 1, 2017, revenue increased by $5.0 million from net changes in transaction prices and input cost estimates.

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Contract liabilities exclude deferred revenue related to our residential lease program which are accounted for under the lease accounting guidance. Refer to "Note 6. Balance Sheet Components" for further details.

During the year ended December 30, 2018, the increase in contract assets of $43.5 million was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the year ended December 30, 2018, the decrease in contract liabilities of $31.5 million was primarily due to the attainment of milestones billings for a variety of projects. During the year ended December 30, 2018, we recognized revenue of $94.4 million that was included in contract liabilities as of December 31, 2017. During the year ended December 31, 2017, we recognized revenue of $58.7 million that was included in contract liabilities as of January 1, 2017.

The following table represents our remaining performance obligations as of December 30, 2018 for our sales of solar power systems, including projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that we are constructing or expect to construct. We expect to recognize $62.3 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Joint Base Anacostia Bolling (JBAB)	Solar power systems sales and EPC services	Constellation	2019	98.9%
Miyagi Osato Solar Park	Solar power systems sales and EPC services	SB Energy and TOTAL Solar	2019	85.0%
Various Distribution Generation Projects[1]	Solar power systems sales and EPC services	Various	2020	87.4%
1Denotes average percentage of revenue recognized.

As of December 30, 2018, we entered into contracts with customers for the future sale of modules and components for an aggregate transaction price of $466.6 million, the substantial majority of which we expect to recognize as revenue through 2019. As of December 30, 2018, we had entered into O&M contracts of utility-scale PV solar power systems. We expect to recognize $10.6 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

Note 4. BUSINESS COMBINATION AND DIVESTITURES

Formation of SunStrong Capital Holdings, LLC ("SunStrong") Joint Venture and Transfer of Interest in Residential Lease Portfolio

We offer a solar lease program, in partnership with tax-equity investors, which provides U.S. residential customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. The residential leases are classified as either operating or sales-type leases (the “Residential Lease Portfolio”) in accordance with the relevant accounting guidelines. The arrangement with the tax equity investor is facilitated through the sale equity interests in a solar project company that has ownership of the residential lease assets. We retain controlling equity interests in the solar project company and the tax-equity investor acquires non-controlling equity interests with the intention of monetizing the tax attributes that will be generated by the residential lease assets. On July 10, 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in the aforementioned solar project companies.

As part of our previously announced decision to sell a portion of our interest in our Residential Lease Portfolio, on November 5, 2018, we entered into a Purchase and Sale agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong, to sell 49.0% membership interests in SunStrong for cash proceeds of $10.0 million (the "Transaction"). Following the closing of the PSA, we also entered into an Amended and Restated Limited Liability Company Operating Agreement (the "Operating Agreement") with HA SunStrong Parent that results in the operation of SunStrong as a joint venture entity. In addition, we have been retained by SunStrong to provide management services, asset management services and O&M services. The services that will be provided are priced consistently with market rates for such services and the agreements are terminable by SunStrong for convenience.

In evaluating the accounting treatment for the transaction described above, we concluded that the Residential Lease Portfolio meets the definition of a business and then proceeded to assess whether SunPower has a controlling financial interest in SunStrong in accordance with the relevant consolidation accounting guidance. We have offered SunStrong certain substantive, non-standard indemnifications related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnifications is limited to the consideration received for the solar power systems. While our retention of certain indemnification obligations on behalf of SunStrong may require us to absorb losses that are not proportionate with our equity interests, we do not have the power to unilaterally make decisions that affect the performance of SunStrong. Under the Operating Agreement, we and HA SunStrong Parent are given equal governing rights and all major decisions, including among others, approving or modifying the budget, terminating service providers, incurring indebtedness, refinancing any existing loans, declaring distributions, commencing or settling any claims, require unanimous consent. Therefore, we concluded that we do not control SunStrong nor are we the primary beneficiary of SunStrong. Accordingly, we deconsolidated SunStrong and thereby deconsolidated the Residential Lease Portfolio including the associated non-recourse financing debt of $561.6 million as of the date of sale. We have accounted for our retained investment in SunStrong as an equity method investment and have estimated the fair value of the retained interest at $9.6 million. We computed the fair value for our retained investment consistent with the methodology and assumptions that market participants would use in their estimates of fair value. Determining the fair value involves significant estimates and assumptions. We used the income approach to estimate the fair value of our retained investment in Residential Lease Portfolio. The income approach is based on the discounted cash flow method that uses the estimates for forecasted future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management. These estimates are developed based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. In addition to the cash proceeds noted above, we are entitled to additional cash and non-cash consideration that is described below.

On August 10, 2018, SunStrong Capital Acquisition, LLC, a wholly-owned subsidiary of SunStrong (“Mezzanine Loan 1 Borrower”), and SunStrong Capital Lender LLC, a subsidiary of Hannon Armstrong, entered into a mezzanine loan agreement under which Mezzanine Loan 1 Borrower borrowed a subordinated, mezzanine loan of $110.5 million (the “Mezzanine Loan 1”) and incurred issuance costs of $1.4 million related to the loan. On August 31, 2018, we repaid a principal amount of $2.1 million that resulted in an adjusted Mezzanine Loan 1 balance, net of issuance costs, of $107.0 million. In connection with the closing of the PSA, SunStrong assumed all current and future debt service obligations associated with Mezzanine Loan 1. The assumption of such debt, although a non-cash transaction for us, was reflected in the determination of the loss recognized upon deconsolidation of the Residential Lease Portfolio.

On November 5, 2018, SunStrong Capital Acquisition OF, LLC, a wholly-owned subsidiary of SunStrong (“Mezzanine Loan 2 Borrower”), and SunStrong Capital Lender 2 LLC, a subsidiary of Hannon Armstrong, entered into a loan agreement under which, Mezzanine Loan 2 Borrower may borrow a subordinated, mezzanine loan of up to $32.0 million (the “Mezzanine Loan 2”). The borrowing facilities provided by the Mezzanine Loan 2 have been determined in consideration of the residential lease assets for which we have either completed construction or have the obligation to complete construction after November 5, 2018. On November 20, 2018, Mezzanine Loan 2 Borrower borrowed approximately $24.6 million and distributed $19.6 million of the proceeds to us. The remaining proceeds of $5.0 million represents additional consideration that is held in a reserve by SunStrong and the proceeds will be distributed to us upon completion of our contractual obligations by the second quarter of 2019. Mezzanine Loan 2 Borrower is expected to draw an additional approximately $5.6 million against the Mezzanine Loan 2 of which approximately $4.0 million is associated with residential lease assets for which construction was completed. On December 21, 2018, we received $4.6 million as a special distribution from SunStrong. The remaining amount of $1.0 million represents additional consideration related to residential lease assets for which we will provide construction services after the close of the Transaction.

On November 5, 2018, the proceeds generated from the sale of future solar renewable energy credits, along with equity interests held by SunStrong in the underlying solar project companies, were pledged to secure a warehousing loan from Credit Agricole Corporate and Investment Bank (“Credit Agricole”). Borrowed Sunshine, LLC, (“CA Loan Borrower”) formerly one of our wholly-owned subsidiaries, entered into a loan agreement with Credit Agricole on January 5, 2018 under which the CA Loan Borrower may borrow a subordinated loan of up to $170.0 million. The CA Loan Borrower expects to draw an additional amount of approximately $17.5 million of which approximately $11.8 million is associated with residential lease assets for which construction was completed. On November 29, 2018, we received $4.1 million and on December 27, 2018, we received $7.7 million as a special distribution from SunStrong. The remaining amount of approximately $5.7 million represents additional consideration related to residential lease assets for which we will provide construction services after the close of the Transaction.

Tax-equity investors are required to make contributions to the solar project companies upon achievement of certain condition precedents. Contributions of approximately $5.6 million will be distributed to us as the developer of the Residential Lease Portfolio. During the period from the date of sale and for the year ended December 30, 2018, cash proceeds of $4.2 million were received. The remaining proceeds of $1.4 million represents additional consideration related to residential lease assets for which we will provide construction services after the close of the Transaction. In addition, on December 21, 2018, we received $3.2 million as a special distribution from SunStrong for transferring our rights to the future solar renewable energy credits ("SREC") associated with the residential lease assets. The tax-equity investor contribution and the special SREC distribution was reflected in the determination of the loss recognized upon deconsolidation of the Residential Lease Portfolio.

Other costs and expenses associated with the Transaction of $2.9 million include professional services including legal, advisory and banking support. We have also recorded a liability of $5.3 million associated with our certain warranty obligations for defects in materials and workmanship related to installed systems contributed to SunStrong.

On November 28, 2018, SunStrong closed its $400.0 million Solar Asset Backed Notes, Series 2018-1 ("Notes"). The Notes were priced at a fixed interest rate of 5.68% per annum and have an anticipated repayment date in November 2028 and rated final maturity date in November 2048. The Notes were issued by a special purpose entity, SunStrong 2018-1 Issuer, LLC, an indirectly wholly-owned subsidiary of SunStrong. On December 4, 2018, we received a special cash distribution of $12.9 million.

In connection with the sale transactions, we recognized a $62.3 million net loss on the sale within "Loss on sale and impairment of residential lease assets" in our Consolidated Statements of Operations for the year ended December 30, 2018.

The assets, liabilities and equity of the Residential Lease Portfolio on the disposal date were as follows:

(In thousands)	At Disposal Date
Cash and equivalents [1]	$16,333
Restricted cash and equivalents, current portion [1]	9,127
Accounts receivable, net	23,430
Prepaid expenses and other current assets	26,097
Restricted cash and equivalents, net of current portion [1]	65,947
Property, plant and equipment, net	871
Solar power systems leased and to be leased, net	262,756
Long term financing receivables, net - held for sale	388,180
Other long-term assets	17,633
Total assets	810,374

Accounts payable	—
Accrued liabilities	1,726
Contract liabilities, current portion	1,660
Contract liabilities, net of current portion	25,477
Short-term debt	8,969
Long-term debt	445,661
Other long-term liabilities	11,164
Redeemable noncontrolling interests in subsidiaries	15,375
Noncontrolling interests in subsidiaries	61,865
Total liabilities and equity	571,897
Net assets related to sale	$238,477

The net consideration recognized from the sale is as follows:

(In thousands)
Proceeds from sale of membership interest in SunStrong [1]	$10,000
Assumption of Mezzanine Loan 1 by SunStrong	106,958
Net proceeds from first draw on Mezzanine Loan 2 [1]	19,560
Special distributions and tax-equity contribution [1]	36,190
Construction service and Mezzanine Loan 2 reserve proceeds	13,596
Other costs and expenses related to sale [1]	(2,879)
Net consideration recognized from sale	$183,425
1 Cash consideration received, net of other costs and expenses, and cash, cash equivalents and restricted cash sold, is reflected as a cash outflow from the sale of our equity interest in the residential lease portfolio on the Consolidated Statements of Cash Flows.

The net loss on sale for the year ended December 30, 2018 is presented in the following table.

(In thousands)
Net consideration recognized from sale	$183,425
SunPower retained equity	9,649
Net assets related to sale	(238,477)
Warranty obligation	(5,308)
Obligations to complete leases under construction	(11,616)
Net loss on sale	$(62,327)

Acquisition of SolarWorld Americas Inc.

On April 16, 2018, we entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") pursuant to which we agreed to purchase all of SolarWorld AG's shares of stock in SolarWorld Americas Inc. ("SolarWorld Americas"), and SolarWorld Industries Deutschland GmbH’s partnership interest in SolarWorld Industries America LP. On August 21, 2018, we terminated the Sale and Purchase Agreement and entered into an Asset Purchase Agreement with SolarWorld Americas, pursuant to which we agreed to purchase certain assets of SolarWorld Americas in exchange for consideration of $26.0 million in cash, subject to certain closing and post-closing adjustments and other contingent payments. In connection with the termination of the Sale and Purchase Agreement, we have recognized an expense of $20.0 million for the quarter ended September 30, 2018 in sales, general and administrative expense. On October 1, 2018, we completed the acquisition of certain assets of SolarWorld Americas, including its Hillsboro, Oregon facility and a significant portion of its manufacturing workforce of more than 200 employees. The acquisition will provide us with U.S. manufacturing capability to serve the U.S. market demand and SolarWorld Americas provides a platform for us to implement our commercial P-Series solar panel manufacturing technology and selected R&D activities.

The acquisition was accounted for under the acquisition method of accounting, with SunPower identified as the acquirer. The purchase consideration consisted of $26.0 million in cash paid according to the following schedule: (i) $2.0 million upon entering into the Sale and Purchase Agreement, (ii) $15.0 million upon closing, and (iii) $9.0 million six months following closing. In addition, the acquisition agreement provides for additional purchase consideration based on the residual asset value as of 120 days post-close (the "RAV Payment") and earn-out payments should any funds be received in association with the outcome of anti-dumping and countervailing duties trade cases (the "AD/CVD"). Recovery of any funds related to the AD/CVD trade cases, net of legal fees, shall be distributed to us and SolarWorld Americas pursuant to the terms of the Asset Purchase Agreement. Accordingly, we recorded contingent liabilities totaling $4.1 million for the estimated fair value of the RAV and AD/CVD earn-out payments. We also recorded a contingent asset of $3.2 million representing the estimated fair value of the contingent consideration we are entitled to as of the acquisition date.

Concurrent with the close of the Asset Purchase Agreement, we and SolarWorld Americas also entered into (i) supply agreement under which SolarWorld Americas agreed to purchase a minimum purchase commitment of 18 MW of solar cells for a period of three months following closing, and (ii) module facility lease agreement for a period of three months for the purpose of manufacturing SolarWorld Americas solar products. Based on the expected revenue from the solar cells sales and rental lease income from SolarWorld Americas and the unavoidable costs associated with these contracts including among others, payroll, direct materials and utilities, we determined the contracts to be below market-based terms and recorded an onerous contact liability of $7.9 million as of the acquisition date.

The operating results of SolarWorld Americas, which have been included in our consolidated financial statements since the closing date of the acquisition, have not been significant. The aggregate amount of consideration paid was allocated to SolarWorld America's net tangible assets based on their estimated fair values as of October 1, 2018. We engaged a third-party valuation expert to assist in determining the fair value of SolarWorld's tangible assets and contingent consideration. Tangible assets consist of land, building, site improvements and manufacturing equipment. The fair values of the tangible assets were determined using a combination of cost and market approaches based on estimated replacement costs, recent and comparable transactions and adjustments for economic obsolescence, customization and marketability. The fair values of the contingent consideration were determined using an income approach based on a real option method to value the RAV Payment and a scenario-based method which considered the estimated probability-weighted recovery and discount rate that captures a market participant's view of the risk associated with the expected payments for the AD/CVD earn-out payment.

Of the total purchase price of $30.1 million, consisting of cash consideration of $26.0 million and contingent consideration of $4.1 million described above, $37.4 million was attributed to property, plant and equipment, $3.1 million was attributed to contingent assets related to the AD/CVD Trade cases and the remaining $10.4 million was primarily attributed to the net liabilities assumed. No goodwill was recognized in connection with the transaction.

Divestment of Microinverter Business

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase Energy, Inc. ("Enphase") in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (the “Closing Shares”), pursuant to an Asset Purchase Agreement (the "Purchase Agreement") entered into on June 12, 2018. We received the Closing Shares and $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018.

In connection with the closing of the Purchase Agreement, we and Enphase entered into a master supply agreement ("MSA") under which we will exclusively procure module-level power electronics and related equipment for use in the U.S. residential market from Enphase for a period of five years. The MSA contains certain minimum volume and pricing commitments and exclusivity provisions, the breach of which would entitle Enphase to certain liquidated damages. The initial term of the MSA is through December 31, 2023, and the MSA term shall automatically be extended for successive two-year periods unless either party provides written notice of non-renewal. The MSA also includes customary provisions relating to requirements forecasting, warranty, liability, and quality assurance provisions. In accordance with our consideration of the terms of this arrangement and analysis of market pricing for products covered by the MSA, we believe the MSA is consistent with market-based terms observed in the module-level power electronics market.

In addition, in connection with the closing of the Purchase Agreement, we and Enphase also entered in a Stockholders Agreement to establish certain of our rights and obligations related to the Closing Shares, including our right to appoint one person to the Enphase board of directors, a six-month lock up period, certain additional transfer restrictions on the Closing Shares, registration rights, and voting, standstill and other undertakings by us.

Upon closing of this transaction, we recognized a gain which is summarized in the following table:

As of
(In thousands)	August 9, 2018
Cash consideration	$25,000
Closing shares	42,600
Less transaction costs	(1,743)
Total consideration	65,857
Assets sold	(6,510)
Gain on business divestiture	$59,347

We utilized the quoted price in active markets for the acquired Enphase common stock (a Level 1 input under the fair value measurement standards) to value the Closing Shares. For the year ended December 30, 2018, we recognized a $59.3 million gain on business divestiture included on our Consolidated Statements of Operations.

Note 5. OTHER INTANGIBLE ASSETS

The following table present details of our acquired other intangible assets, net:

(In thousands)	Gross	Accumulated Amortization	Net
As of December 30, 2018:
Patents and purchased technology[1]	$42,893	$(30,311)	$12,582
	$42,893	$(30,311)	$12,582

As of December 31, 2017:
Patents and purchased technology	$52,313	$(26,794)	$25,519
	$52,313	$(26,794)	$25,519
1 In connection with the divestment of our microinverter business on August 9, 2018, we disposed patents and purchased technology with gross amount of $10.2 million and net book value of $4.1 million. Refer to "Note 4. Business Combinations and Divestiture" for further details on the transaction.

Aggregate amortization expense for intangible assets totaled $9.6 million and $19.7 million and $13.0 million for fiscal year 2018, 2017 and 2016, respectively. Aggregate impairment loss for intangible assets amounted to zero, zero and $4.7 million for fiscal year 2018, 2017 and 2016, respectively.

As of December 30, 2018, the estimated future amortization expense related to intangible assets with finite useful lives is as follows:

(In thousands)	Amount
Fiscal Year
2019	$7,819
2020	4,749
Thereafter	14
Total future amortization expense	$12,582

Note 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	December 30, 2018	December 31, 2017
Accounts receivable, gross[1,2,3]	$193,980	$242,327
Less: allowance for doubtful accounts[4]	(16,906)	(35,387)
Less: allowance for sales returns	(1,469)	(1,974)
Accounts receivable, net	$175,605	$204,966
1Includes short-term financing receivables held for sale associated with solar power systems leased of $1.3 million and $19.1 million as of December 30, 2018 and December 31, 2017, respectively (see "Note 7. Leasing").

2We pledged accounts receivable of zero and $1.7 million as of December 30, 2018 and December 31, 2017, respectively, to third-party investors as security for our contractual obligations.

3On December 10, 2018, we entered into a one-year factoring arrangement and sold to BPI France our Euro denominated accounts receivable related to our French customers for an amount of approximately $26.3 million. Under this arrangement, we provided the bank full recourse for any loss should customers fail to pay when payment is due. The advance payment amount under this program is limited at face value of the sold invoices. We have accounted for this arrangement as a sale of financial assets as effective control over these financial assets has been surrendered and are excluded from our Consolidated Balance Sheet. Total cost associated with this arrangement was $0.1 million during the year ended December 30, 2018. As of December 30, 2018, uncollected accounts receivable from the end customers under this arrangement were $21.0 million.

4 For the year ended December 30, 2018, we recognized an allowance for losses of $4.7 million on the short-term financing receivables associated with solar power systems leased (see "Note 7. Leasing"). For the year ended December 31, 2017, the Company recognized an allowance for losses of $5.8 million on the short-term financing receivables associated with solar power systems leased.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 30, 2018	$28,895	$12,519	$(24,508)	$16,906
Year ended December 31, 2017	20,380	15,609	(7,094)	28,895
Year ended January 1, 2017	15,505	7,319	(2,445)	20,380
Allowance for sales returns:
Year ended December 30, 2018	1,974	(505)	—	1,469
Year ended December 31, 2017	2,433	(459)	—	1,974
Year ended January 1, 2017	1,907	526	—	2,433
Valuation allowance for deferred tax assets:
Year ended December 30, 2018	448,723	(43,800)	—	404,923
Year ended December 31, 2017	297,530	151,193	—	448,723
Year ended January 1, 2017	83,370	214,160	—	297,530

Inventories

	As of
(In thousands)	December 30, 2018	December 31, 2017
Raw materials	$58,378	$59,288
Work-in-process	86,639	111,164
Finished goods	163,129	182,377
Inventories	$308,146	$352,829

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	December 30, 2018	December 31, 2017
Deferred project costs[1]	$30,394	$33,534
VAT receivables, current portion	9,506	11,561
Deferred costs for solar power systems to be leased	17,805	25,076
Derivative financial instruments	729	2,612
Other receivables	48,062	49,015
Prepaid taxes	853	426
Other prepaid expenses	23,568	23,434
Other current assets	266	551
Prepaid expenses and other current assets	$131,183	$146,209
1As of December 30, 2018 and December 31, 2017, we had pledged deferred project costs of zero, and $2.9 million, respectively, to third-party investors as security for our contractual obligations.

Project Assets - Plants and Land

	As of
(In thousands)	December 30, 2018	December 31, 2017
Project assets — plants	$10,334	$90,879
Project assets — land	666	12,184
Project assets — plants and land	$11,000	$103,063
Project assets — plants and land, current portion	$10,796	$103,063
Project assets — plants and land, net of current portion	$204	$—

As a result of our evaluation of our ability to recover the costs incurred to date for our solar development assets, we wrote off $24.7 million of costs in the first quarter of 2018. Such charges were recorded as a component of cost of revenue for the twelve months ended December 30, 2018. While we considered all reasonably available information, the estimate includes significant risks and uncertainties as the pricing environment in the solar industry is currently volatile with increased uncertainty brought about by the tariffs imposed pursuant to the Section 201 trade case. For the year ended December 30, 2018, we completed an arrangement with a customer to sell our remaining U.S. power plant development portfolio. Based on the various performance obligations in the arrangement and our estimates of variable considerations we are entitled to upon achievement of certain performance milestones, we recognized the majority of the gross profit of $21.1 million for the year ended December 30, 2018, when control over the assets transferred to the customer.

Property, Plant and Equipment, Net

	As of
(In thousands)	December 30, 2018	December 31, 2017
Manufacturing equipment	$112,904	$406,026
Land and buildings	161,299	197,084
Leasehold improvements	119,597	297,522
Solar power systems[2]	544,139	451,678
Computer equipment	98,274	111,183
Furniture and fixtures	10,594	12,621
Construction-in-process	9,678	14,166
Property, plant and equipment, gross	1,056,485	1,490,280
Less: accumulated depreciation	(216,614)	(342,435)
Property, plant and equipment, net[1]	$839,871	$1,147,845
1Includes a non-cash impairment charge of $369.2 million recorded in fiscal 2018 associated with SunPower Technologies segment, which excludes all solar power systems as these are part of the SunPower Energy Services segment.

2Includes $519.6 million and $419.0 million of solar power systems associated with sale-leaseback transactions under the financing method as of December 30, 2018 and December 31, 2017, respectively, which are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 25 years (see "Note 7. Leasing").

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	December 30, 2018	December 31, 2017
United States	$575,451	$488,970
Philippines	104,639	325,601
Malaysia	126,056	233,824
Mexico	21,566	80,560
Europe	12,043	18,767
Other	116	123
Property, plant and equipment, net, by geography[1]	$839,871	$1,147,845
1Property, plant and equipment, net by geography is based on the physical location of the assets.

Impairment of Property, Plant and Equipment

In the second quarter of fiscal 2018, we announced our proposed plan to change our corporate structure into upstream and downstream business units, and long-term strategy to upgrade our integrated back connectivity ("IBC") technology to next generation technology (“NGT” or Maxeon 5). Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of Maxeon 5 over the next several years. Because of these planned changes that will impact the utilization of our manufacturing assets and continued pricing challenges in the industry, we determined that indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these asset groups. Based on the test performed, we determined that our estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value.

In estimating the fair value of the long-lived assets, we made estimates and judgments that we believe reasonable market participants would make, using Level 3 inputs under ASC 820. The impairment evaluation utilized a discounted cash flow analysis inclusive of assumptions for forecasted profit, operating expenses, capital expenditures, remaining useful life of our manufacturing assets, a discount rate, as well as market and cost approach valuations performed by a third-party valuation specialist, all of which require significant judgment by us.

In accordance with such evaluation, we recognized a non-cash impairment charge of $369.2 million for the year ended December 30, 2018. The total impairment loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its determined fair value. As a result, non-cash impairment charges of $355.1 million, $12.8 million and $1.2 million were allocated to "Cost of revenue", "Research and development" and "Sales, general and administrative", respectively, on our Consolidated Statements of Operations for the year ended December 30, 2018. Further, the $355.1 million non-cash impairment charge within "Cost of revenue" was allocated to our SunPower Technology segment in fiscal 2018.

Other Long-term Assets

	As of
(In thousands)	December 30, 2018	December 31, 2017
Equity investments with readily determinable fair value	$36,225	$—
Equity investments without readily determinable fair value	8,810	35,840
Equity method investments[1]	43,659	450,000
Other[2]	73,339	60,858
Other long-term assets	$162,033	$546,698
1On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group. As of December 30, 2018 and December 31, 2017, our investment in the 8point3 Group had a carrying value of zero and $382.7 million, respectively (see "Note 11. Equity Investments").

2As of December 30, 2018 and December 31, 2017, we had pledged deferred project costs of zero and $6.4 million, respectively, to third-party investors as security for our contractual obligations.

Accrued Liabilities

	As of
(In thousands)	December 30, 2018	December 31, 2017
Employee compensation and employee benefits	$44,337	$53,225
Deferred revenue[1]	4,251	5,805
Interest payable	11,786	15,396
Short-term warranty reserves	38,161	25,222
Restructuring reserve	6,310	3,886
VAT payables	8,325	8,691
Derivative financial instruments	1,161	1,452
Legal expenses	12,442	48,503
Taxes payable	19,146	21,307
Liability due to supply agreement	28,045	21,389
Other	61,288	26,895
Accrued liabilities	$235,252	$231,771
1Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	December 30, 2018	December 31, 2017
Deferred revenue[1]	$55,764	$105,221
Long-term warranty reserves	134,105	156,082
Long-term sale-leaseback financing	583,418	479,597
Unrecognized tax benefits	16,815	19,399
Long-term pension liability	2,567	4,465
Derivative financial instruments	152	1,174
Long-term liability due to supply agreement	28,198	57,611
Other	18,117	18,793
Other long-term liabilities	$839,136	$842,342
1Consists of advance consideration received from customers under the residential lease program which is accounted for in accordance with the lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	December 30, 2018	December 31, 2017
Cumulative translation adjustment	$(11,121)	$(6,631)
Net unrealized gain (loss) on derivatives	(145)	(541)
Net gain on long-term pension liability adjustment	7,066	4,164
Deferred taxes	50	—
Accumulated other comprehensive loss	$(4,150)	$(3,008)

Note 7. LEASING

Residential Lease Program

We offer a solar lease program, which provides U.S. residential customers with SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017:

	As of
(In thousands)	December 30, 2018	December 31, 2017
Solar power systems leased and to be leased, net[1,2]:
Solar power systems leased	$139,343	$749,697
Solar power systems to be leased	12,158	26,830
	151,501	776,527
Less: accumulated depreciation and impairment[3]	(58,944)	(407,309)
Solar power systems leased and to be leased, net	$92,557	$369,218
1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2As of December 30, 2018 and December 31, 2017, we had pledged solar assets with an aggregate book value of zero and $112.4 million, respectively, to third-party investors as security for our contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.

3 For the year ended December 30, 2018, we recognized a non-cash impairment charge of $74.9 million on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of December 30, 2018:

(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$1,224	$1,186	$1,189	$1,193	$1,197	$18,359	$24,348
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of December 30, 2018 and December 31, 2017, our net investment in sales-type leases presented within "Accounts receivable, net" and "Long-term financing receivables, net" on our Consolidated Balance Sheets was as follows:

	As of
(In thousands)	December 30, 2018	December 31, 2017
Financing receivables, held for sale[1]:
Minimum lease payments receivable[2]	$43,939	$690,249
Unguaranteed residual value	4,450	73,344
Unearned income	(8,859)	(115,854)
Allowance for estimated losses	(18,656)	(297,972)
Net financing receivables, held for sale	$20,874	$349,767
Net financing receivables - current, held for sale	$1,282	$19,095
Net financing receivables - non-current held for sale	$19,592	$330,672
1As of December 30, 2018 and December 31, 2017, we had pledged financing receivables of zero and $113.4 million, respectively, to third-party investors as security for our contractual obligations. The book value of pledged assets represents assets legally held by the respective flip partnerships.
2Net of allowance for doubtful accounts amounting to $0.0 million and $6.1 million, as of December 30, 2018 and December 31, 2017, respectively.

As of December 30, 2018, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$2,126	$2,129	$2,137	$2,146	$2,155	$33,246	$43,939
1Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Impairment and Sale of Residential Lease Assets

In December 2017, the Board of Directors approved a future sale of a portion of our Residential Lease Portfolio that resulted in the sale of partial equity interests in SunStrong, our wholly owned subsidiary, to Hannon Armstrong on November 5, 2018 - See Note 4. Business Combinations and Divestitures for further details. We continue to retain certain residential assets on our consolidated financial statements as of December 30, 2018, which we expect to sell in 2019, and these assets have been tested for impairment as described below.

We evaluate our long-lived assets, including property, plant and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, it records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

Financing receivables are generated by solar power systems leased to residential customers under sales-type leases. Financing receivables represent gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term and the system's estimated residual value, net of unearned income and allowance for estimated losses. Our evaluation of the recoverability of these financing receivables is based on evaluation of the likelihood, based on current information and events, and whether we will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, we recognize an allowance for losses on financing receivables based on our estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "Residential Lease Portfolio."

In conjunction with our efforts to generate more available liquid funds and simplify our balance sheets, we made the decision to sell a portion of our interest in the Residential Lease Portfolio and engaged an external investment banker to assist with our related marketing efforts in the fourth quarter of fiscal 2017. As a result of these events, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio.

In proceeding with the impairment evaluation, we determined that financing receivables related to sales-type leases, which were previously classified as held for investment, qualified as held for sale based on our decision to sell our interest in the Residential Lease Portfolio. Accordingly, we recognized an allowance for estimated losses for the amount by which cost exceeded fair value. In addition, we reviewed the cash flows we would expect to derive from the underlying asset that we recover from the lessees (unguaranteed residual value). Due to our planned sale of our Residential Lease Portfolio and based on the indication of value received, we determined that the decline in estimated residual value was other than temporary.

We performed a recoverability test for the assets subject to operating leases by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets subject to operating leases, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we considered the probability of selling the assets subject to operating leases and factored the indicative value obtained from a prospective purchaser together with the probability of retaining the assets and the estimated future undiscounted net cash flows expected to be generated by holding the assets until the end of their previously estimated useful lives in the recoverability test. Based on the evaluation performed, we determined that as of December 31, 2017, the estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the assets subject to operating leases, and consequently performed an impairment analysis by comparing the carrying value of the assets to their estimated fair value.

We computed the fair value for the financing receivables associated with sales-type leases and long-lived assets subject to operating leases using consistent methodology and assumptions that market participants would use in their estimates of fair value. The estimates and judgments about future cash flows were made using an income approach defined as Level 3 inputs under fair value measurement standards. The impairment evaluation was based on the income approach (specifically a discounted cash flow analysis) and included assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets, long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by us.

We updated the impairment evaluation discussed above to include new leases that were placed in service since the last evaluation was performed. In accordance with such evaluation, we recognized a non-cash impairment charge of $189.7 million included in "Loss on sale and impairment of residential lease assets" on the Consolidated Statement of Operations for the year ended December 30, 2018. Due to the fact that the Residential Lease Portfolio assets are held in partnership flip structures with noncontrolling interests, we allocated a portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $9.6 million and a net gain of $150.6 million for the year ended December 30, 2018 and December 31, 2017, respectively. As a result, the net impairment charges attributable to our stockholders totaled $180.1 million and $473.7 million for the year ended December 30, 2018 and December 31, 2017, respectively, and were recorded within the SunPower Energy Services Segment.

The impairment evaluation includes uncertainty because it requires us to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the final terms are negotiated between us and the intended purchaser, we may be exposed to additional impairment charges in the future, which could be material to the results of operations.

Sale-Leaseback Arrangements

We enter into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by us over lease terms of up to 25 years. Separately, we enter into sales of energy under power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from us under PPAs with terms of up to 25 years. At the end of the lease term, we have the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

We have classified our sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases for which the deferred profit on the sale of these systems is recognized over the term of the lease. As of December 30, 2018, future minimum lease obligations associated with these systems were $65.9 million, which will be recognized over the minimum lease terms. Future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases will also be recognized over the lease terms of up to 25 years and are contingent upon the amounts of energy produced by the solar power systems.

Certain sale-leaseback arrangements of solar power systems involve integral equipment, as defined under the accounting guidance for such transactions, as we have continuing involvement with the solar power systems throughout the lease due to purchase option rights in the arrangements. As a result of such continuing involvement, we account for each of these transactions as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by us as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remain on our Consolidated Balance Sheets and are classified within "Property, plant and equipment, net" (see "Note 6. Balance Sheet Components"). As of December 30, 2018, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $509.9 million, which will be recognized over the lease terms of up to 30 years. During fiscal 2018 and 2017, we had net financing proceeds of $32.3 million, and $259.6 million respectively, in connection with these sale-leaseback arrangements. As of December 30, 2018 and December 31, 2017, the carrying amount of the sale-leaseback financing liabilities presented within "Other long-term liabilities" on our Consolidated Balance Sheets was $583.4 million and $479.6 million, respectively. See "Note 6. Balance Sheet Components" for additional details.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. We did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of December 30, 2018 or December 31, 2017.

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of December 30, 2018 and December 31, 2017:

	December 30, 2018			December 31, 2017
(In thousands)	Total Fair Value	Level 2	Level 1	Total Fair Value	Level 2
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 13)	$729	$729	$—	$2,579	$2,579
Other long-term assets:
Marketable equity investments (Note 11)	36,225	—	36,225	—	—
Total assets	$36,954	$729	$36,225	$2,579	$2,579
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 13)	$1,161	$1,161	$—	$1,452	$1,452
Other long-term liabilities:
Derivative financial instruments (Note 13)	152	152	—	1,174	1,174
Total liabilities	$1,313	$1,313	$—	$2,626	$2,626

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of December 30, 2018, there were no such items recorded at fair value, with the exception of our property, plant and equipment (see "Note 6. Balance Sheet Components"), residential lease assets (see "Note 7. Leasing"), and certain non-marketable equity investments. As of December 31, 2017, we did not have any other significant assets or liabilities that were measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Held-to-Maturity Debt Securities

Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on our Consolidated Balance Sheets. As of December 30, 2018 and December 31, 2017, these bonds had a carrying value of $6.0 million and $6.2 million, respectively. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity Investments

The following discusses our marketable equity investments, non-marketable equity investments and equity method investments.

Marketable Equity Investments

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (see "Note 4. Business Combinations and Divestiture" for further details). The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01. For the year ended December 30, 2018, we recognized an unrealized loss of $6.4 million within "Other, net" under other income (expense), net, on our Consolidated Statement of Operations.

Non-Marketable Equity Investments

Our non-marketable equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, we accounted for the non-marketable equity investments at cost less impairment. On January 1, 2018, we adopted ASU 2016-01 and elected to adjust the carrying value of our non-marketable equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold. As of December 30, 2018 and December 31, 2017, we had $8.8 million and $35.8 million, respectively, in investments accounted for under the measurement alternative method.

Equity Method Investments

Our investments accounted for under the equity method are described in Note 11. Equity Investments. We monitor these investments, which are included within "Other long-term assets" in our Consolidated Balance Sheets, for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. Our carrying value in the 8point3 Group materially increased upon adoption which required us to amend our historical evaluations of the potential for other-than-temporary impairment on our investment in the 8point3 Group. In accordance with such updated evaluations, we recognized impairment losses on the 8point3 investment balance during the first and fourth quarters of fiscal 2017 using a combination of Level 1 and Level 3 measurements. In June 2018, we completed our divestiture of the 8point3 Group (see "Note 11. Equity Investments"). As of December 30, 2018 and December 31, 2017, we had $43.7 million and $450.0 million, respectively, in investments accounted for under the equity method (see "Note 11. Equity Investments").

Note 9. RESTRUCTURING

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, which is expected to be completed by mid-2019, we expect between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expect to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expect between $12 million and $20 million of the charges to be paid in cash. The actual timing and costs of the plan may differ from our current expectations and estimates. A substantial portion of such charges were incurred in fiscal 2018. Cumulative costs were $12.4 million as of December 30, 2018.

December 2016 Restructuring Plan

During the fourth quarter of fiscal 2016, we adopted a restructuring plan to reduce costs and focus on improving cash flow, primarily related to the closure of our Philippine-based Fab 2 manufacturing facility. There were $2.2 million of charges related to this plan recorded during fiscal 2018 and cumulative costs incurred were $195.0 million as of December 30, 2018. The restructuring activities were substantially complete as of July 1, 2018, and any remaining costs to be incurred are not expected to be material.

August 2016 Restructuring Plan

During the third quarter of fiscal 2016, we adopted a restructuring plan in response to expected near-term challenges primarily relating to realigning our Power Plant business unit. In connection with the realignment, we incurred restructuring charges consisting primarily of severance benefits, asset impairments, lease and related termination costs, and other associated costs. In fiscal 2018, we incurred net charges of $2.9 million. The realignment was substantially complete as of December 30, 2018, and we do not expect a significant number of employees to be affected by remaining actions. Cumulative costs incurred were $38.1 million as of December 30, 2018.

Legacy Restructuring Plans

Prior to fiscal 2016, we implemented approved restructuring plans, related to all segments, to align with changes in the global solar market, which included the consolidation of our Philippine manufacturing operations, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of the second quarter of 2017, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $143.7 million as of December 30, 2018.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2018	2017	2016
February 2018 Restructuring Plan:
Severance and benefits	$12,130	$—	$—
Other costs[1]	257	—	—
Total February 2018 Restructuring Plan	12,387	—	—
December 2016 Plan:
Non-cash impairment charges	—	147	148,791
Severance and benefits	(799)	5,643	15,901
Lease and related termination costs	6	707	—
Other costs[1]	2,987	13,824	7,819
Total December 2016 Plan	2,194	20,321	172,511
August 2016 Plan:
Non-cash impairment charges	—	—	17,926
Severance and benefits	2,665	(242)	15,591
Lease and related termination costs	—	2	557
Other costs[1]	254	989	364
Total August 2016 Plan	2,919	749	34,438
Legacy Restructuring Plans:
Non-cash impairment charges	—	—	—
Severance and benefits	—	14	350
Lease and related termination costs	—	—	(171)
Other costs[1]	(3)	(39)	62
Total Legacy Plan	(3)	(25)	241
Total restructuring charges	$17,497	$21,045	$207,190
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the year ended December 30, 2018:

	Fiscal Year
(In thousands)	2017	Charges (Benefits)	(Payments) Recoveries	2018
February 2018 Restructuring Plan:
Severance and benefits	$—	$12,130	$(6,681)	$5,449
Other costs[1]	—	257	(257)	—
Total February 2018 Restructuring Plan	—	12,387	(6,938)	5,449
December 2016 Restructuring Plan:
Severance and benefits	1,862	(799)	(1,063)	—
Lease and related termination costs	—	6	(6)	—
Other costs[1]	54	2,987	(3,041)	—
Total December 2016 Restructuring Plan	1,916	2,194	(4,110)	—
August 2016 Restructuring Plan:
Severance and benefits	1,735	2,665	(3,788)	612
Other costs[1]	39	254	(230)	63
Total August 2016 Restructuring Plan	1,774	2,919	(4,018)	675

Legacy Restructuring Plans	196	(3)	(7)	186
Total restructuring reserve activities	$3,886	$17,497	$(15,073)	$6,310
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Lease Commitments

We lease certain facilities under non-cancellable operating leases from third parties. As of December 30, 2018, future minimum lease payments for facilities under operating leases were $51.9 million, to be paid over the remaining contractual terms of up to 29.3 years. We also lease certain buildings, machinery and equipment under non-cancellable capital leases. As of December 30, 2018, future minimum lease payments for assets under capital leases were $2.8 million, to be paid over the remaining contractual terms of up to 4.3 years.

Purchase Commitments

We purchase raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by us, or that establish parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule or adjust our requirements based on our business needs before firm orders are placed. Consequently, purchase commitments arising from these agreements are excluded from our disclosed future obligations under non-cancellable and unconditional commitments.

We also have agreements with several suppliers, including some of our non-consolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by three vendors for periods of up to 2 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements or fails to satisfy our obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 30, 2018 are as follows:

(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total[1]
Future purchase obligations	$438,428	$374,930	$38,650	$35,425	$32,550	$—	$919,983
1Total future purchase obligations were composed of $206.7 million related to non-cancellable purchase orders and $713.3 million related to long-term supply agreements.

We expect that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials is regularly compared to expected demand. We anticipate total obligations related to long-term supply agreements for inventories, some of which (in the case of polysilicon) are at purchase prices significantly above current market prices for similar materials, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on our long-term operating plans. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, we have entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of December 30, 2018 and December 31, 2017, advances to suppliers totaled $171.6 million and $216.0 million, respectively, of which $37.9 million and $30.7 million, respectively, is classified as Advances to suppliers, current portion in our Consolidated Balance Sheets. One supplier accounted for 99.6% and 99.0% of total advances to suppliers as of December 30, 2018 and December 31, 2017, respectively.

Advances from Customers

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our Consolidated Balance Sheets as of December 30, 2018 is as follows:

(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Estimated utilization of advances from customers	$68,093	$34,143	$11,139	$—	$—	$—	$113,375

We have entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, we and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, we received a prepayment totaling $88.5 million. As of December 30, 2018, the advance payment from Total was $63.7 million, of which $18.4 million was classified as short-term in our Consolidated Balance Sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activity for fiscal 2018, 2017 and 2016:

	Fiscal Year Ended
(In thousands)	2018	2017	2016
Balance at the beginning of the period	$181,303	$161,209	$164,127
Accruals for warranties issued during the period	31,628	29,689	14,575
Settlements and adjustments during the period	(40,665)	(9,595)	(17,493)
Balance at the end of the period	$172,266	$181,303	$161,209

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is a distinct service and we account for the extended warranty as a performance obligation and allocates a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation.

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of December 30, 2018 and December 31, 2017, we had $3.3 million and $6.4 million, respectively, classified as "Accrued liabilities," and $6.5 million and $3.1 million, respectively, classified as "Other long-term liabilities" in our Consolidated Balance Sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 11. Equity Investments"). As of December 30, 2018, we have future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year:
2019	$4,140
2020	2,900
$7,040

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $16.8 million and $19.4 million as of December 30, 2018 and December 31, 2017, respectively. These amounts are included within "Other long-term liabilities" in our Consolidated Balance Sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with iour tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may redetermine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. For sales contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies," and reduce the revenue recognized in the related transaction. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of December 30, 2018, and December 31, 2017, our provision was $4.2 million and $12.8 million, respectively, for tax related indemnifications. On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group. In connection with the transaction, we released approximately $8.3 million of tax related indemnifications previously recorded as a result of the ASC 606 adoption effective January 1, 2018.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our Consolidated Balance Sheets. As of December 30, 2018 and December 31, 2017, the underfunded status of our pension plans presented within "Other long-term liabilities" on our Consolidated Balance Sheets was $2.6 million and $4.5 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded within "Accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was $2.9 million for the year ended December 30, 2018.

Legal Matters

Class Action and Derivative Suits

On August 16, 2016, a class action lawsuit was filed against us and certain of our officers and directors (the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from February 17, 2016 through August 9, 2016 (the "Class Period"). On December 9, 2016, the court appointed a lead plaintiff. Following the withdrawal of the original lead plaintiff, on August 21, 2017, the court appointed an investor group as lead plaintiff. An amended complaint was filed on October 17, 2017. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission ("SEC") Rule 10b-5. The complaints were filed following the issuance of our August 9, 2016 earnings release and revised guidance and generally allege that throughout the Class Period, the Defendants made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects. On April 18, 2018, the court dismissed the complaint for failure to state a claim, with leave to amend. On May 8, 2018, a second amended complaint was filed. On October 9, 2018, the court dismissed the complaint for failure to state a claim, with no further opportunity to amend. The deadline to appeal was November 9, 2018. The plantiff did not appeal, and the matter is resolved.

Four shareholder derivative actions have been filed in federal court, purporting to be brought on our behalf against certain of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. We are named as a nominal defendant. The plaintiffs assert claims for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets for the period from February 2016 through the present and generally allege that the defendants made or caused us to make materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects. The plaintiffs also claim that the alleged conduct is a breach of our Code of Business Conduct and Ethics, and that the defendants, including members of our Audit Committee, breached their fiduciary duties by failing to ensure the adequacy of our internal controls, and by causing or allowing us to disseminate false and misleading statements in our SEC filings and other disclosures. The securities class action lawsuits and the federal derivative actions have all been related by the court and assigned to one judge. The derivative cases have been dismissed.

Shareholder derivative actions purporting to be brought on our behalf were brought in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors based on the same events alleged in the securities class action and federal derivative lawsuits described above and alleging breaches of fiduciary duties. The state court cases have been dismissed.

Other Litigation

We are also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Note 11. EQUITY INVESTMENTS

Our equity investments consist of equity method investments, equity investments with readily determinable fair value and equity investments without readily determinable fair value.

Equity Method Investments

Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, we entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd., Inner Mongolia Power Group Co. Ltd. and Hohhot Jinqiao City Development Company Co., Ltd. to form CCPV, a jointly owned entity to manufacture and deploy our low-concentration PV ("LCPV") concentrator technology in Inner Mongolia and other regions in China. CCPV is based in Hohhot, Inner Mongolia. The establishment of the entity was subject to approval of the Chinese government, which was received in the fourth quarter of fiscal 2013. In December 2013, we made a $16.4 million equity investment in CCPV, for a 25% equity ownership.

We have concluded that we are not the primary beneficiary of CCPV because, although we are obligated to absorb losses and have the right to receive benefits, we alone do not have the power to direct the activities of CCPV that most significantly impact its economic performance. We account for our investment in CCPV using the equity method because we are able to exercise significant influence over CCPV due to our board position.

Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, we made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership.

We have concluded that we are not the primary beneficiary of Diamond Energy because, although we are obligated to absorb losses and has the right to receive benefits, we alone do not have the power to direct the activities of Diamond Energy that most significantly impact its economic performance. We accounted for our investment in Diamond Energy using the equity method because we are able to exercise significant influence over Diamond Energy due to our board position.

On December 21, 2018, we completed the sale of our equity interest in Diamond Energy. As a result of this transaction, we received, after the payment of fees and expenses, merger proceeds of approximately $2.5 million in cash and no longer directly or indirectly owns any equity interests in Diamond Energy. In connection with the sale, we recognized a $2.2 million loss on disposal within "Other, net" in "Other income (expense), net" of our Consolidated Statements of Operations for the year ended December 30, 2018.

8point3 Energy Partners ("8point3 Group")

In June 2015, 8point3 Energy Partners, a joint YieldCo vehicle formed by us and First Solar, (together with us, the "Sponsors") to own, operate and acquire solar energy generation assets, consummated its initial public offering ("IPO").

We concluded that we were not the primary beneficiary of the 8point3 Group or any of its individual subsidiaries because, although the Sponsors were both obligated to absorb losses or have the right to receive benefits, we alone did not have the power to direct the activities of the 8point3 Group that most significantly impact its economic performance. In making this determination, we considered, among other factors, the equal division between the Sponsors of management rights in the 8point3 Group and the corresponding equal influence over its significant decisions, the role and influence of the independent directors on the board of directors of the general partner of 8point3 Energy Partners, and how both Sponsors contributed to the activities that most significantly impacted the 8point3 Group's economic performance. We accounted for our investment in the 8point3 Group using the equity method because we determined that, notwithstanding the division of management and ownership interests between the Sponsors, we exercised significant influence over the operations of the 8point3 Group.

During the year ended December 30, 2018, we received $16.2 million in dividend distributions from the 8point3 Group. During the year ended December 31, 2017, we received $30.1 million in dividend distributions from the 8point3 Group.

Under previous guidance for leasing transactions, we treated the portion of the portfolio of residential lease assets originally sold to the 8point3 Group in connection with the IPO transaction, composed of operating leases and unguaranteed sales-type lease residual values, as a borrowing and reflected the cash proceeds attributable to this portion of the residential lease assets as liabilities recorded within “Accrued liabilities” and “Other long-term liabilities” in our Consolidated Balance Sheets. Upon adoption of ASC 606 on January 1, 2018, we deconsolidated the portfolio of residential leases and as a result, the operating leases and the unguaranteed sales-type lease residual values that were sold to the 8point3 Group.

On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group. As a result of this transaction, we received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group. In connection with the sale, we recognized a $34.4 million gain within "Other, net" in "Other income (expense), net" of our Consolidated Statements of Operations for the year ended December 30, 2018.

Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd. ("Dongfang")

In March 2016, we entered into an agreement with Dongfang Electric Corporation and Tianjin Zhonghuan Semiconductor Co., Ltd. to form Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd., a jointly owned solar cell manufacturing facility to manufacture our P-Series modules in China. The joint venture is based in Yixing City in Jiangsu Province, China. In March 2016, we made an initial $9.2 million investment for a 15% equity ownership interest in the joint venture, which was accounted for under the cost method. In February 2017, we invested an additional $9.0 million which included an investment of $7.7 million and reinvested dividends of $1.3 million, bringing our equity ownership to 20% of the joint venture. In February and April 2018, we invested an additional $6.3 million and $7.0 million (net of $0.7 million of dividends reinvested), respectively, maintaining our equity ownership at 20% of the joint venture.

We have concluded that we are not the primary beneficiary of the joint venture because, although we are obligated to absorb losses and has the right to receive benefits, we alone do not have the power to direct the activities of the joint venture that most significantly impact its economic performance. We account for our investment in the joint venture using the equity method because we are able to exercise significant influence over the joint venture due to our board position.

SunStrong Capital Holdings, LLC ("Sunstrong")

On November 5, 2018, HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong, acquired 49% equity interests in SunStrong, a previously wholly owned subsidiary of the company for cash proceeds of $10 million. See "Note 4. Business Combinations and Divestitures" for additional details.

We have concluded that we are not the primary beneficiary of SunStrong because although we are obligated to absorb losses and have the right to receive benefits, we alone do not have the power to direct the activities of SunStrong that most significantly impact its economic performance. We account for our investment in the joint venture using the equity method because we are able to exercise significant influence over the joint venture due to our board position. See "Note 4. Business Combinations and Divestitures," "Note 6. Balance Sheet Components," Note 7. Leasing," and "Note 12. Debt and Credit Sources" for additional details.

Equity Investments with Readily Determinable Fair Value

Enphase Energy, Inc.

In August 2018, we completed the sale to Enphase of certain assets and intellectual property related to the production of microinverters and received, as a portion of the total consideration in the transaction, 7.5 million shares of Enphase common stock, roughly equivalent to a 7.7% equity ownership interest in Enphase. We also received the right to appoint one person to the Enphase board of directors, subject to certain conditions.

We have concluded that we are not the primary beneficiary of Enphase because, although we are obligated to absorb losses and have the right to receive benefits, we alone do not have the power to direct the activities of Enphase that most significantly impact its economic performance. We account for our investment in Enphase at fair value through net income. See "Note 4. Business Acquisitions and Divestitures" for additional details.

Equity Investments without Readily Determinable Fair Value

Tendril Networks, Inc. ("Tendril")

In November 2014, we invested in Tendril by purchasing $20.0 million of its preferred stock. In the first half of fiscal 2017, we invested an additional $3.0 million in Tendril by purchasing $1.5 million of its preferred stock in February 2017 and then again in April 2017. Our total investment in Tendril constitutes a minority stake and is accounted for under the measurement alternative method because the preferred stock is deemed not to be in-substance common stock. In connection with the initial investment, we acquired warrants to purchase up to approximately 14 million shares of Tendril common stock exercisable through November 23, 2024. The number of shares of Tendril common stock that may be purchased pursuant to the warrants is subject to our and Tendril's achievement of certain financial and operational milestones and other conditions.

In connection with the initial investment in Tendril, we also entered into commercial agreements with Tendril under a master services agreement and related statements of work. Under these commercial agreements, Tendril will use up to $13.0 million of our initial investment to develop, jointly with us, certain solar software solution products. Our reassessment of our total investment in Tendril concluded that our investment constituted a minority stake and remained accounted for under the measurement alternative method.

On November 30, 2018, we completed the sale of our equity interest in Tendril. As a result of this transaction, we received, after the payment of fees and expenses, sale proceeds of approximately $28.8 million in cash and no longer directly or indirectly owns any equity interests in Tendril. In connection with the sale, we recognized a $5.8 million gain within "Other, net" in "Other income (expense), net" of our Consolidated Statements of Operations for the year ended December 30, 2018.

Equity Investments in Project Entities

We have from time to time maintained noncontrolling interests in our development project entities, which may be accounted for as either equity method investments or measurement alternative method securities, depending on whether we exercise significant influence over the investee. Our involvement in these entities primarily takes two forms, (i) we may take a noncontrolling interest in an early-stage project and maintain that investment over the development cycle, often in situations in which our products are also sold to the entity under separate agreements, or (ii) we may retain a noncontrolling interest in a development project after a controlling interest is sold to a third party. In either form, we may maintain our investment for all or part of the operational life of the project or may seek to subsequently dispose of our investment. For sales of solar power systems where we maintain an equity interest in the project sold to the customer, we recognize all of the consideration received, including the fair value of the noncontrolling interest we obtained, as revenue and defer any profits associated with our retained equity stake through "Equity in earnings (losses) of unconsolidated investees."

During fiscal 2018, we sold our remaining noncontrolling interests in the Boulder Solar I project, which was previously accounted for as equity method investment, resulting in a gain of $15.6 million within "Other income (expense), net" of our Consolidated Statements of Operations.

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in our Consolidated Statements of Operations. Unrealized gains and losses on equity investments are reflected as "Other, net" under other income (expense), net of our Consolidated Statements of Operations. The carrying value of our equity investments, classified as "Other long-term assets" in our Consolidated Balance Sheets, are as follows:

	As of
(In thousands)	December 30, 2018	December 31, 2017
Equity method investments:
Dongfang	$32,784	$24,562
SunStrong Capital Holdings, LLC	8,831	—
8point3	—	382,678
Diamond Energy	—	4,256
Project entities	2,044	38,504
Total equity method investments	43,659	450,000
Equity investments with readily determinable fair value:
Enphase	36,225	—
Total equity investments with readily determinable fair value	36,225	—
Equity investments without readily determinable fair value:
Tendril	—	22,922
Project entities	2,951	7,059
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	8,810	35,840
Total equity investments	$88,694	$485,840

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	December 30, 2018	December 31, 2017
Accounts receivable	$19,062	$1,275
Accounts payable	7,982	3,764
Accrued liabilities	22,364	4,161
Contract liabilities	—	175
Other long-term liabilities	—	29,245

	Fiscal Year Ended
(In thousands)	2018	2017	2016
Payments made to investees for products/services	$80,150	$—	$337,831
Revenues and fees received from investees for products/services[1]	9,717	31,459	317,314
1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our Consolidated Balance Sheets:

	December 30, 2018				December 31, 2017
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$419,958	$419,958	$425,000	$—	$418,715	$418,715
0.875% debentures due 2021	400,000	—	398,398	398,398	400,000	—	397,739	397,739
0.75% debentures due 2018	—	—	—	—	300,000	299,685	—	299,685
CEDA loan	30,000	—	29,063	29,063	30,000	—	28,538	28,538
Non-recourse financing and other debt[1]	49,073	39,500	9,273	48,773	466,766	57,131	399,134	456,265
	$904,073	$39,500	$856,692	$896,192	$1,621,766	$356,816	$1,244,126	$1,600,942
1Other debt excludes payments related to capital leases, which are disclosed in "Note 10. Commitments and Contingencies."

As of December 30, 2018, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Aggregate future maturities of outstanding debt	$39,679	$3,326	$400,659	$694	$425,732	$33,983	$904,073

Convertible Debt

The following table summarizes our outstanding convertible debt:

	December 30, 2018			December 31, 2017
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$419,958	$425,000	$341,968	$418,715	$425,000	$368,399
0.875% debentures due 2021	398,398	400,000	306,904	397,739	400,000	315,132
0.75% debentures due 2018	—	—	—	299,685	300,000	299,313
	$818,356	$825,000	$648,872	$1,116,139	$1,125,000	$982,844
1The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. Interest is payable semi-annually, beginning on July 15, 2016. Holders may exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. Interest is payable semi-annually, beginning on December 1, 2014. Holders may exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

0.75% Debentures Due 2018

In May 2013, we issued $300.0 million in principal amount of our 0.75% debentures due 2018. Interest is payable semi-annually, beginning on December 1, 2013. Holders were able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $24.95 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.75% debentures due 2018 matured on June 1, 2018. The 0.75% debentures due 2018 were redeemed at maturity on June 1, 2018 for cash with proceeds from the Term Credit Agreement. On June 19, 2018, we completed the sale of our equity interest in the 8point3 Group, the proceeds of which were used to repay the debentures under the Term Credit Agreement.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

In May 2010, we entered into a mortgage loan agreement with IFC. Under the loan agreement, we borrowed $75.0 million and were required to repay the amount borrowed starting two years after the date of borrowing, in 10 equal semi-annual installments. We were required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. We were able to prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. We had pledged certain assets as collateral supporting our repayment obligations (see Note 6. Balance Sheet Components). As of December 31, 2017, we had restricted cash and cash equivalents of zero related to the IFC debt service reserve, which was the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date. On January 17, 2017, we repaid the entire outstanding balance, and the associated interest, of the mortgage loan agreement with IFC.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of December 30, 2018, the fair value of the Bonds was $32.4 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

In July 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million. On August 26, 2014, we entered into an amendment to the revolving credit facility that, among other things, extends the maturity date of the facility from July 3, 2016 to August 26, 2019 (the "Maturity Date"). Amounts borrowed may be repaid and reborrowed until the Maturity Date. On February 17, 2016, we entered into an amendment to the credit agreement, expanding the available borrowings under the revolving credit facility to $300.0 million and adding a $200.0 million letter of credit subfacility, subject to the satisfaction of certain conditions. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement (the “Revolver”) with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

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

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of both December 30, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolver.

2016 Letter of Credit Facility Agreements

In June 2016, we entered into a Continuing Agreement for Standby Letters of Credit and Demand Guarantees with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (the “2016 Non-Guaranteed LC Facility”) which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $50.0 million. The 2016 Non-Guaranteed LC Facility terminated on June 29, 2018. In March 2018, we entered into a letter agreement in connection with the 2016 Non-Guaranteed LC Facility. Pursuant to the letter agreement, we have advised Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas ("Issuer"), and the Issuer has acknowledged, that one or more outstanding letters of credit or demand guarantees issued under the letter agreement may remain outstanding, at our request, after the scheduled termination date set forth in the letter agreement. As of December 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Non-Guaranteed LC Facility totaled $18.1 million and $30.1 million, respectively.

In June 2016, we entered into bilateral letter of credit facility agreements (the “2016 Guaranteed LC Facilities”) with Bank of Tokyo-Mitsubishi UFJ ("BTMU"), Credit Agricole, and HSBC USA Bank, National Association ("HSBC"). Each letter of credit facility agreement provides for the issuance, upon our request, of letters of credit by the issuing bank thereunder in order to support certain of our obligations until December 31, 2018. Payment of obligations under the 2016 Guaranteed LC Facilities is guaranteed by Total S.A. pursuant to the Credit Support Agreement. Aggregate letter of credit amounts may be increased upon the agreement of the respective parties but, otherwise, may not exceed $75.0 million with BTMU, $75.0 million with Credit Agricole and $175.0 million with HSBC. Each letter of credit issued under one of the letter of credit facilities generally must have an expiration date, subject to certain exceptions, no later than the earlier of (a) two years from completion of the applicable project and (b) March 31, 2020.

In June 2016, in connection with the 2016 Guaranteed LC Facilities, we entered into a transfer agreement to transfer to the 2016 Guaranteed LC Facilities all existing outstanding letters of credit issued under our letter of credit facility agreement with Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas, as administrative agent, and certain financial institutions, entered into in August 2011 and amended from time to time. In connection with the transfer of the existing outstanding letters of credit, the aggregate commitment amount under the August 2011 letter of credit facility was permanently reduced to zero on June 29, 2016. As of December 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the 2016 Guaranteed LC Facilities totaled $36.3 million and $173.7 million, respectively.

September 2011 Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, "Deutsche Bank Trust")

In September 2011, we entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and we have entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of December 30, 2018 and December 31, 2017, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.0 million and $7.1 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Revolving Credit Facility with Mizuho Bank Ltd. ("Mizuho") and Goldman Sachs Bank USA ("Goldman Sachs")

On May 4, 2016, we entered into a revolving credit facility, as amended (the “Construction Revolver”) with Mizuho, as administrative agent, and Goldman Sachs, under which we could borrow up to $200 million. The Construction Revolver also included a $100 million accordion feature. On October 27, 2017, we and Mizuho entered into an amendment to the Construction Revolver, which reduced the amount that we could borrow to up to $50 million. On June 28, 2018, all outstanding loans under the Construction Revolver were repaid and the facility was terminated. As of December 30, 2018 and December 31, 2017, the aggregate carrying value of the Construction Revolver totaled zero and $3.2 million, respectively. As of December 30, 2018, we also had $75.0 million in additional borrowing capacity under other limited recourse construction financing facilities.

Subordinated Mezzanine Loan with SunStrong Capital Lender LLC, an indirect subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong")

On August 10, 2018, SunStrong Capital Acquisition, LLC, a wholly-owned subsidiary of the Company (“Mezzanine Loan 1 Borrower”), and SunStrong Capital Lender LLC, a subsidiary of Hannon Armstrong, entered into a mezzanine loan agreement under which Mezzanine Loan 1 Borrower borrowed a subordinated, mezzanine loan of $110.5 million (the “Mezzanine Loan 1”) and incurred issuance costs of $1.4 million related to the loan. On August 31, 2018, we repaid a principal amount of $2.1 million that resulted in an adjusted Mezzanine Loan 1 balance, net of issuance costs, of $107.0 million. The divestiture of our Residential Lease Portfolio resulted in deconsolidation of this debt. See "Note 4. Business Combinations and Divestitures" for additional information.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our Consolidated Balance Sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in our Consolidated Statements of Cash Flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of our non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	December 30, 2018	December 31, 2017	Balance Sheet Classification
Residential Lease Program:
Bridge loans	$—	$17,068	Short-term debt and Long-term debt
Long-term loans	—	356,622	Short-term debt and Long-term debt
Tax equity partnership flip facilities	58,810	119,415	Redeemable non-controlling interests in subsidiaries and Non-controlling interests in subsidiaries

Power Plant and Commercial Projects:
Boulder I credit facility	—	28,168	Short-term debt and Long-term debt
Construction Revolver	—	3,240	Short-term debt and Long-term debt
Arizona loan	6,650	7,161	Short-term debt and Long-term debt
1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

For our residential lease program, non-recourse financing is typically accomplished by aggregating an agreed-upon volume of solar power systems and leases with residential customers into a specific project entity. We have entered into the following non-recourse financings with respect to our residential lease program:

•
In fiscal 2016, we entered into bridge loans to finance solar power systems and leases under our residential lease program. The loans are repaid over terms ranging from two to seven years. Some loans may be prepaid without penalties at our option at any time, while other loans may be prepaid, subject to a prepayment fee, after one year. During the fiscal 2018 and 2017, we had net repayments of $1.6 million and $10.3 million, respectively, in connection with these loans. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $17.1 million, respectively. The decrease in the balance over the prior period can be attributed to the divestiture of our Residential Lease Portfolio and the subsequent assumption of this debt by SunStrong. See "Note 4. Business Combinations and Divestitures" for additional information.

•
We enter into long-term loans to finance solar power systems and leases under our residential lease program. The loans are repaid over their terms of between 4 and 25 years. During fiscal 2018 and 2017, we had net proceeds of $176.6 million and $72.4 million, respectively, in connection with these loans. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of these loans, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $356.6 million, respectively. The decrease in the balance over the prior period can be attributed to the divestiture of our Residential Lease Portfolio. See "Note 4. Business Combinations and Divestitures" for additional information.

•
We also enter into facilities with third-party tax equity investors under which the investors invest in a structure known as a "partnership flip." We hold controlling interests in these less-than-wholly-owned entities and therefore fully consolidates these entities. We account for the portion of net assets in the consolidated entities attributable to the investors as noncontrolling interests in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified accordingly as redeemable between liabilities and equity on our Consolidated Balance Sheets. During fiscal 2018 and 2017, we had net contributions of $129.3 million and $178.4 million, respectively, under these facilities and attributed losses of $106.4 million and $91.2 million, respectively, to the noncontrolling interests corresponding principally to certain assets, including tax credits, which were allocated to the noncontrolling interests during the periods. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of these facilities, presented within “Redeemable noncontrolling interests in subsidiaries” and “Noncontrolling interests in subsidiaries” on our Consolidated Balance Sheets, was $58.8 million and $119.4 million, respectively.

For our legacy power plant and commercial solar projects, non-recourse financing is typically accomplished using an individual solar power system or a series of solar power systems with a common end customer, in each case owned by a specific project entity. We have entered into the following non-recourse financings with respect to our legacy power plant and commercial projects:

•
In fiscal 2017, we entered into a short-term credit facility to finance the 70 MW utility-scale Gala power plant project in Oregon. In the third quarter of fiscal 2017, we repaid the full outstanding amount of $106.0 million in connection with the credit facility.

•
In fiscal 2016, we entered into the Construction Revolver credit facility to support the construction of our commercial and small-scale utility projects in the United States. During fiscal 2017, we made net repayments of $9.1 million in connection with the facility. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of the Construction Revolver, presented in "Long-term debt" on our Consolidated Balance Sheets, was zero and $3.2 million, respectively.

•
In fiscal 2016, we entered into a long-term credit facility to finance the 125 MW utility-scale Boulder power plant project in Nevada. In February of 2018, we sold our equity interest in Boulder Solar I where the buyer repaid the remaining principal loan balance of $27.3 million upon the sale of the project. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount of this facility, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was zero and $28.2 million, respectively.

•
In fiscal 2016, we entered into a long-term credit facility to finance the 111 MW utility-scale El Pelicano power plant project in Chile. In the fourth quarter of fiscal 2017, we sold El Pelicano, and the buyer assumed the full outstanding debt balance of $196.1 million upon the sale of the project.

•
In fiscal 2013, we entered into a long-term loan agreement to finance a 5.4 MW utility and power plant operating in Arizona. As of December 30, 2018 and December 31, 2017, the aggregate carrying amount under this loan, presented within "Short-term debt" and "Long-term debt" on our Consolidated Balance Sheets, was $6.7 million and $7.2 million, respectively.

Other debt is further composed of non-recourse project loans in Europe, the Middle East, and Africa, which are scheduled to mature through 2028, and of limited recourse construction financing loans made in the ordinary course of business to individual projects in the United States, which are scheduled to mature through 2021.

See "Note 7. Leasing" for discussion of our sale-leaseback arrangements accounted for under the financing method.

Note 13. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	December 30, 2018	December 31, 2017
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$61
		$—	$61
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$729	$2,518
		$729	$2,518

Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	$152	$715
		$152	$715

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,161	$1,452
Interest rate contracts	Other long-term liabilities	—	459
		$1,161	$1,911

	December 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$729	$—	$729	$729	$—	$—
Derivative liabilities	$1,313	—	1,313	729	—	584

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,579	$—	$2,579	$603	$—	$1,976
Derivative liabilities	2,626	—	2,626	603	—	2,023

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" on our Consolidated Balance Sheets:

	Fiscal Year
(In thousands)	2018	2017	2016
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(561)	$1,203	$5,942
Unrealized gain (loss) recognized in OCI (effective portion)	414	(905)	2,626
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(35)	(1,137)	(7,587)
Less: Loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	18	278	222
Net gain (loss) on derivatives	397	(1,764)	(4,739)
Gain (loss) in OCI at the end of the period	$(164)	$(561)	$1,203

The following table summarizes the amount of gain or loss recognized in "Other, net" on our Consolidated Statements of Operations in the years ended December 30, 2018, December 31, 2017 and January 1, 2017:

	Fiscal Year
(In thousands)	2018	2017	2016
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$254	$(1,069)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(2,904)	$1,635	$(6,964)

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

Our cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses and interest rate fluctuations. To protect financial performance, we enter into foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than their functional currencies.

As of December 30, 2018, we had no designated outstanding cash flow hedge forward contracts. As of December 31, 2017, we had designated outstanding cash flow hedge forward contracts with an aggregate notional value of $2.1 million. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of a month or less and consist of foreign currency forward contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. As of December 30, 2018, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $11.4 million. The maturity dates of these contracts are in January 2019. As of December 31, 2017, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $8.2 million. The maturity dates of these contracts ranged from January 2, 2018 to January 30, 2018.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of December 30, 2018 and December 31, 2017, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.7 million and $58.1 million, respectively, and interest rate swap agreements not designated as cash flow hedges with aggregate notional values of zero and $21.1 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our Consolidated Statements of Operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

Credit Risk

Our option and forward contracts do not contain any credit-risk-related contingent features. We are exposed to credit losses in the event of nonperformance by the counterparties to these option and forward contracts. We enter into derivative contracts with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. In addition, we continuously evaluate the credit standing of our counterparties.

Note 14. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S. tax law. The Tax Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Tax Act also created a new minimum “base erosion and anti-abuse tax” on certain foreign payments made by a U.S. parent company, and the “global intangible low-taxed income” rules which tax foreign subsidiary income earned over a 10% rate of routine return on tangible business assets.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As a result, in 2017, we have previously provided a reasonable estimate of the effects of the Tax Act in our financial statements. During the quarter ended December 30, 2018, we completed our analysis based on legislative updates currently available and reported the changes to the provisional amounts previously recorded which did not impact our income tax provision. We also confirmed that the Tax Act does not impact our expectations of actual cash payments for income taxes in the foreseeable future.

In the year ended December 30, 2018, our income tax provision of $1.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $898.7 million was primarily due to the related tax expense in foreign jurisdictions that were profitable, offset by tax benefit related to release of valuation allowance in a foreign jurisdiction and release of tax reserve due to lapse of statutes of limitation. The income tax benefit of $3.9 million in the year ended December 31, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $1,200.8 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns, partially offset by tax expense in profitable jurisdictions.

     The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	2018	2017	2016
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$(778,316)	$(1,242,000)	$(660,029)
Non-U.S. income (loss)	(120,355)	41,250	131,637
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$(898,671)	$(1,200,750)	$(528,392)
Provision for income taxes:
Current tax benefit (expense)
Federal	$(1,155)	$6,816	$(6,842)
State	(553)	6,575	9,254
Foreign	(4,100)	(12,074)	(19,073)
Total current tax expense	(5,808)	1,317	(16,661)
Deferred tax benefit (expense)
Federal		—	3,286
State	—	1,450	6,819
Foreign	4,798	1,177	(762)
Total deferred tax benefit (expense)	4,798	2,627	9,343
Benefit from (provision for) income taxes	$(1,010)	$3,944	$(7,318)

The benefit from (provision for) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	2018	2017	2016
Statutory rate	21%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$188,721	$420,263	$184,891
Foreign rate differential	(28,376)	6,178	24,932
State income taxes, net of benefit	(450)	(450)	(329)
Return to provision adjustments	—	—	10,784
Tax credits (investment tax credit and other)	4,727	8,132	6,396
Change in valuation allowance	(105,363)	(143,804)	(178,231)
Unrecognized tax benefits	2,345	2,430	(42,697)
Non-controlling interest income	(22,763)	17,705	17,183
Global intangible low-taxed income (“GILTI”)	(36,455)	—	—
Goodwill impairment	—	—	(20,236)
Intercompany profit deferral	—	—	(4,933)
Effects of tax reform	—	(302,899)	—
Other, net	(3,396)	(3,611)	(5,078)
Total	$(1,010)	$3,944	$(7,318)

	As of
(In thousands)	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$225,489	$160,778
Tax credit carryforwards	55,527	57,072
Reserves and accruals	241,194	194,566
Stock-based compensation stock deductions	9,316	11,160
Basis difference on third-party project sales	50,648	242,290
Other	2,081	2,410
Total deferred tax assets	584,255	668,276
Valuation allowance	(404,923)	(448,723)
Total deferred tax assets, net of valuation allowance	179,332	219,553
Deferred tax liabilities:
Outside basis difference on investment in 8point3 Energy Partners	—	(53,460)
Other intangible assets and accruals	—	(8,257)
Fixed asset basis difference	(151,192)	(140,939)
Other	(14,882)	(8,252)
Total deferred tax liabilities	(166,074)	(210,908)
Net deferred tax asset	$13,258	$8,645

As of December 30, 2018, we had federal net operating loss carryforwards of $779.9 million for tax purposes; of which, $81.6 million was generated in fiscal year 2018 and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). The remaining federal net operating loss carry forward of $698.3 million, which were generated prior to 2018, will expire at various dates from 2031 to 2037. As of December 30, 2018, we had California state net operating loss carryforwards of approximately $777.7 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2038. We also had credit carryforwards of approximately $73.9 million for federal tax purposes, of which $19.2 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $9.0 million for state tax purposes, of which

$4.7 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2019 to 2038, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

We are subject to tax holidays in the Philippines where we manufacture our solar power products. Our current income tax holidays were granted as manufacturing lines were placed in service. Tax holidays in the Philippines reduce our tax rate to 0% from 30% (through July 2019). Tax savings associated with the Philippines tax holidays were approximately $3.4 million, $5.6 million and $10.0 million in fiscal years 2018, 2017 and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.04 and $0.07, respectively.

We qualify for the auxiliary company status in Switzerland where we sell our solar power products. The auxiliary company status entitles us to a reduced tax rate of 11.5% in Switzerland from approximately 24.2%. Tax savings associated with this ruling were approximately $1.8 million, $2.4 million and $1.9 million in fiscal years 2018, 2017 and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.01, $0.02 and $0.01, respectively.

We are subject to tax holidays in Malaysia where we manufacture our solar power products. Our current tax holidays in Malaysia were granted to its former joint venture AUOSP (now a wholly-owned subsidiary). Tax holidays in Malaysia reduce our tax rate to 0% from 24%. Tax savings associated with the Malaysia tax holiday were approximately $7.6 million, $6.8 million, and $2.0 million in fiscal 2018, 2017, and 2016, respectively, which provided a diluted net income (loss) per share benefit of $0.05, $0.05, and $0.01, respectively.

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States, Malta, South Africa and Spain and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize net deferred tax assets aside from the U.S. net operating losses that can be carried back to prior year tax returns. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2018, 2017 and 2016 was $43.8 million, $151.2 million and $214.2 million, respectively.

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
.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2018, 2017, and 2016 is as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Balance, beginning of year	$105,959	$82,253	$41,058
Additions for tax positions related to the current year	2,404	2,478	35,768
Additions for tax positions from prior years	451	22,151	7,322
Reductions for tax positions from prior years/statute of limitations expirations	(2,468)	(1,460)	(2,063)
Foreign exchange (gain) loss	(2,462)	537	168
Balance at the end of the period	$103,884	$105,959	$82,253

Included in the unrecognized tax benefits at fiscal 2018 and 2017 is $14.7 million and $17.6 million, respectively, that if recognized, would result in a reduction of our effective tax rate. The amounts differ from the long-term liability recorded of $16.8 million and $19.4 million as of fiscal 2018 and 2017, respectively, due to accrued interest and penalties. Certain components of the unrecognized tax benefits are recorded against deferred tax asset balances.

We believe that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•	commencement, continuation or completion of examinations of our tax returns by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitation on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Uncertainties include, but are not limited to, the impact of legislative, regulatory and judicial developments, transfer pricing and the application of withholding taxes. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We determined that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interests and Penalties

We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in our Consolidated Statements of Operations. Accrued interest as of December 30, 2018 and December 31, 2017 was approximately $2.1 million and $1.8 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

We file tax returns in each jurisdiction in which we are registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid. The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 30, 2018:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2011 and onward
Switzerland	2013 and onward
Philippines	2009 and onward
France	2015 and onward
Italy	2014 and onward

Additionally, certain pre-2010 U.S. corporate tax returns and pre-2011 California tax returns are not open for assessment but the tax authorities can adjust net operating loss and credit carryovers that were generated.

We are under tax examinations in various jurisdictions. We do not expect the examinations to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 15. COMMON STOCK

Common Stock

Voting Rights - Common Stock

All common stock holders are entitled to one vote per share on all matters submitted to be voted on by our stockholders, subject to the preferences applicable to any preferred stock outstanding.

Dividends - Common Stock

All common stock holders are entitled to receive equal per share dividends when and if declared by the Board of Directors, subject to the preferences applicable to any preferred stock outstanding. Certain of our debt agreements place restrictions on us and our subsidiaries’ ability to pay cash dividends.

Shares Reserved for Future Issuance Under Equity Compensation Plans

We had shares of common stock reserved for future issuance as follows:

(In thousands)	December 30, 2018		December 31, 2017
Equity compensation plans	11,183	[1]	8,824
1 On November 13, 2018, we filed post-effective amendments to registration statements in order to deregister shares of common stock that are no longer required to be registered for issuance under our stock incentive plans. Other than with respect to the SunPower Corporation 2015 Omnibus Incentive Plan, no further awards have been issued under the prior plans and no awards remain outstanding as of December 30, 2018. See "Note 17. Stock-Based Compensation" for additional information.

Note 16. NET LOSS PER SHARE

We calculate basic net loss per share by dividing earnings allocated to common stockholders by the basic weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net loss per share attributable to stockholders:

	Fiscal Year Ended
(In thousands, except per share amounts)	2018	2017	2016
Numerator:
Net loss attributable to stockholders	$(811,091)	$(929,121)	$(448,635)
Denominator[1]:
Basic and diluted weighted-average common shares	140,825	139,370	137,985

Basic and diluted net loss per share attributable to stockholders	$(5.76)	$(6.67)	$(3.25)
1As a result of our net loss attributable to stockholders for fiscal 2018, 2017 and 2016, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Fiscal Year Ended
(In thousands)	2018	2017	2016
Stock options	—	—	141
Restricted stock units	5,699	3,917	4,997
Upfront Warrants (held by Total)	9,532	364	3,721
4.00% debentures due 2023	13,922	13,922	13,922
0.75% debentures due 2018	4,975	12,026	12,026
0.875% debentures due 2021	8,203	8,203	8,203

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our Consolidated Statements of Operations:

	Fiscal Year
(In thousands)	2018	2017	2016
Cost of SunPower Energy Services revenue	$2,369	$2,599	$5,956
Cost of SunPower Technologies revenue	2,626	2,889	11,133
Research and development	5,497	6,448	11,896
Sales, general and administrative	17,724	22,738	32,514
Total stock-based compensation expense	$28,216	$34,674	$61,499

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Fiscal Year
(In thousands)	2018	2017	2016
Restricted stock units	$27,922	$34,548	$58,562
Change in stock-based compensation capitalized in inventory	294	126	2,937
Total stock-based compensation expense	$28,216	$34,674	$61,499

As of December 30, 2018, the total unrecognized stock-based compensation related to outstanding restricted stock units was $47.9 million, which we expect to recognize over a weighted-average period of 2.6 years.

Equity Incentive Programs

Stock-based Incentive Plans

During fiscal 2018, we have three stock incentive plans: (i) the Third Amended and Restated 2005 SunPower Corporation Stock Incentive Plan ("2005 Plan"); (ii) the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan ("PowerLight Plan"); and (iii) the SunPower Corporation 2015 Omnibus Incentive Plan ("2015 Plan"). The PowerLight Plan, which was adopted by PowerLight’s Board of Directors in October 2000, was assumed by us by way of the acquisition of PowerLight in fiscal 2007. The 2005 Plan was adopted by our Board of Directors in August 2005, and was approved by shareholders in November 2005. The 2015 Plan, which subsequently replaced the 2005 Plan, was adopted by our Board of Directors in February 2015, and was approved by shareholders in June 2015. On November 13, 2018, we filed post-effective amendments to registration statements associated with the 2005 Plan and the PowerLight Plan, among others, to deregister shares no longer required to be registered for issuance under those plans, as no new awards had been made and all options had been exercised or had expired.

The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting. The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year, 6 million shares, or such other number of shares as determined by our Board of Directors. In fiscal 2015, our Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. As of December 30, 2018, approximately 11.2 million shares were available for grant under the 2015 Plan.

Incentive stock options, nonstatutory stock options, and stock appreciation rights may be granted at no less than the fair value of the common stock on the date of grant. The options and rights become exercisable when and as determined by our Board of Directors, although these terms generally do not exceed ten years for stock options. We have not granted stock options since fiscal 2008. All previously granted stock options have been exercised or expired and accordingly no options remain outstanding. Under the 2015 Plan, the restricted stock grants and restricted stock units typically vest in equal installments annually over three or four years.

The majority of shares issued are net of the minimum statutory withholding requirements that we pay on behalf of our employees. During fiscal 2018, 2017, and 2016, we withheld 0.7 million, 0.6 million and 1.0 million shares, respectively, to satisfy the employees' tax obligations. We pay such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock Units and Stock Options

The following table summarizes our non-vested restricted stock units' activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of January 1, 2017	6,147	$21.85
Granted	4,863	6.76
Vested[2]	(1,738)	25.87
Forfeited	(1,979)	18.15
Outstanding as of December 31, 2017	7,293	11.83
Granted	4,449	7.77
Vested[2]	(2,266)	14.45
Forfeited	(1,816)	10.10
Outstanding as of December 30, 2018	7,660	9.11

[1]	We estimate the fair value of our restricted stock awards and units at our stock price on the grant date.

[2]	Vested restricted stock awards include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

There were no options outstanding and exercisable as of December 30, 2018. The intrinsic value of the options exercised in fiscal 2018, 2017, and 2016 were zero, $1.7 thousand, and zero, respectively. There were no stock options granted in fiscal 2018, 2017, and 2016.

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

In the fourth quarter of fiscal 2018, in connection with a reorganization of our business to better align and focus resources towards an upstream and downstream business unit structure, we changed our segment reporting from three end-customer segments to upstream and downstream segments: (i) SunPower Technologies and (ii) SunPower Energy Services (see Note 1. Organization and Summary of Significant Accounting Policies). Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes did not materially affect our previously reported Consolidated Financial Statements.

Adjustments Made for Segment Purposes

Intersegment Gross Margin

To increase efficiencies and the competitive advantage of our technologies, SunPower Technologies sells solar modules to SunPower Energy Services based on transfer prices determined based on management's assessment of market-based pricing terms. Such intersegment sales and related costs are eliminated at the corporate level to derive our consolidated financial results.

8point3 Energy Partners

We include adjustments related to the sales of projects contributed to 8point3 Energy Partners based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion is deferred in proportion to our retained equity interest in 8point3 Energy Partners. Prior to the adoption of ASC 606, these sales were recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of deferred profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment ("OTTI"). In accordance with such evaluation, we recognized an OTTI charge on the 8point3 investment balance in fiscal 2017. On June 19, 2018, we sold our equity interest in the 8point3 Group.

Legacy utility and power plant projects

We include adjustments related to the revenue recognition of certain legacy utility and power plant projects based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations and, when relevant, the allocation of revenue and margin to our project development efforts at the time of initial project sale. Prior to the adoption of ASC 606, such projects were accounted for under real estate accounting guidance, under which no separate allocation to our project development efforts occurs and the amount of revenue and margin that is recognized may be limited in circumstances where we have certain forms of continuing involvement in the project. Under ASC 606, such projects are accounted for when the customer obtains control of the promised goods or services which generally results in earlier recognition of revenue and profit than previous U.S. GAAP. Over the life of each project, cumulative revenue and gross profit will eventually be equivalent under both ASC 606 and segment treatments once these projects are completed.

Sale-leaseback transactions

We include adjustments related to the revenue recognition on certain sale-leaseback transactions based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions are accounted for under the financing method in accordance with real estate accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to our incremental borrowing rate adjusted solely to prevent negative amortization.

Impairment of property, plant and equipment

In the second quarter of fiscal 2018, we announced our proposed plan to change our corporate structure into upstream and downstream business units, and our long-term strategy to upgrade our existing integrated back connectivity, or IBC, technology to our NGT, or Maxeon 5. Accordingly, we expect to upgrade the equipment associated with our manufacturing operations for the production of Maxeon 5 over the next several years. In connection with these planned changes that will impact the utilization of our manufacturing assets as well as continued pricing challenges in the industry, we determined indicators of impairment existed and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets groups. Based on the test performed, we determined that our estimate of future undiscounted net cash flows was insufficient to recover the carrying value of the upstream business unit’s assets and consequently performed an impairment analysis by comparing the carrying value of the asset group to its estimated fair value. In accordance with such evaluation, we recognized a non-cash impairment charge on our property, plant and equipment. Such asset impairment is excluded from our segment results as it is non-cash in nature and not reflective of ongoing segment results.

Impairment and sale of residential lease assets

In the fourth quarter of fiscal 2017, we made the decision to sell or refinance our interest in our Residential Lease Portfolio and as a result, determined it was necessary to evaluate the recoverability of the carrying amount of the Residential Lease Portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related to financing receivables. In connection with the impairment loss, the carrying values of our solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. Such asset impairment and its corresponding depreciation savings are excluded from the Company’s segment results as they are non-cash in nature and not reflective of ongoing segment results.

In the fourth quarter of fiscal 2018, we entered into a joint venture with HA SunStrong Capital LLC (“HA SunStrong Parent”), an affiliate of Hannon Armstrong Sustainable Infrastructure Capital, Inc., to acquire, own, manage, operate, finance, and maintain a portfolio of residential rooftop or ground-mounted solar photovoltaic electric generating systems ("Solar Assets"). Pursuant to the terms of the Purchase and Sale Agreement (the “PSA"), we sold to HA SunStrong Parent, in exchange for consideration of $10.0 million, membership units representing a 49.0% membership interest in SunStrong Capital Holdings, LLC (“SunStrong”), formerly our wholly-owned subsidiary. Following the closing of the PSA, we deconsolidated certain entities that have historically held the assets and liabilities comprising our residential lease business (the "Residential Lease Portfolio"), as part of our previously announced decision to sell a portion of our interest in the Residential Lease Portfolio, and retained membership units representing a 51% membership interest in SunStrong. The loss on divestment and the remaining unsold residential lease asset impairment with its corresponding depreciation savings are excluded from our segment results as they are non-cash in nature and not reflective of ongoing operating results.

Cost of above-market polysilicon

As described in "Note 10. Commitments and Contingencies," we have entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. Starting in the first quarter of fiscal 2017, we have excluded the impact of our above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from our segment results.

Stock-based compensation

We incur stock-based compensation expense related primarily to our equity incentive awards. We exclude this expense from our segment results.

Amortization of intangible assets

We incur amortization expense on intangible assets as a result of acquisitions, which include patents, project assets, purchased technology, in-process research and development and trade names. We exclude this expense from our segment results.

Depreciation of idle equipment

In the fourth quarter of 2017, we changed the deployment plan for our next generation of solar cell technology, and revised our depreciation estimates to reflect the use of certain assets over their shortened useful life. Such asset depreciation is excluded from our non-GAAP financial measures as it is non-cash in nature and not reflective of ongoing operating results.

Gain on business divestiture

In the third quarter of fiscal 2018, we entered into a transaction pursuant to which the Company sold certain assets and intellectual property related to the production of microinverters for purchase consideration comprised of both cash and stock. In connection with this sale, the Company recognized a gain relating to this business divestiture. Management believes that it is appropriate to exclude this gain from the Company’s Non-GAAP financial measures as it is non-cash in nature and not reflective of ongoing operating results.

Unrealized loss on equity investments

In connection with the divestment of the Company's microinverters business in the third quarter of fiscal 2018, the Company received a portion of the consideration in the form of common stock. The Company recognizes adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, unrealized gains and losses due to changes in stock prices for these securities are recorded in earnings while under International Financial Reporting Standards ("IFRS"), an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A., a foreign registrant which reports under the IFRS. Management believes that excluding the unrealized gain or loss on the equity investments is consistent with the Company's reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects the Company's ongoing segment results.

Acquisition-related and other costs

In connection with the acquisition of certain assets of SolarWorld Americas, Inc. ("SolarWorld Americas"), which closed on October 1, 2018, the Company incurred legal and accounting fees. In addition to the legal and accounting fees incurred. Management believes that it is appropriate to exclude these from the Company’s Non-GAAP financial measures as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Business reorganization costs

In connection with the reorganization of our business into an upstream and downstream business unit structure, we incurred and expect to continue incurring expenses in the upcoming quarters associated with reclassifying prior period segment information, reorganization of corporate functions and responsibilities to the business units, updating accounting policies and processes and implementing systems to fulfill the requirements of the master supply agreement between the segments. Management believes that it is appropriate to exclude these from the Company’s Non-GAAP financial measures as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Non-cash interest expense

We incur non-cash interest expense related to the amortization of items such as original issuance discounts on certain of our convertible debt. We exclude this expense from our segment results.

Restructuring expense

We incur restructuring expense related to reorganization plans aimed towards realigning resources consistent with our global strategy and improving our overall operating efficiency and cost structure. We exclude this expense from our segment results.

IPO-related costs

We incurred legal, accounting, advisory, valuation, and other costs related to the IPO of 8point3 Energy Partners. We exclude these costs from our segment results.

Other

We combine amounts previously disclosed under separate captions into “Other” when amounts do not have a significant impact on the presented fiscal periods.

Segment and Geographical Information

The following tables present segment results for fiscal 2018, 2017 and 2016 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	2018		2017		2016
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$673,758	$—	$531,291	$—	$639,174	$—
North America Commercial	422,762	—	596,729	—	415,247	—
Operations and maintenance	47,447	—	42,233	—	37,127	—
International DG	—	322,028	—	209,346	—	153,894
Module sales	—	186,712	—	173,617	—	107,412
Development services and legacy power plant	—	162,227	—	575,342	—	1,350,006
Intersegment revenue	—	388,539	—	466,949	—	446,537
Total segment revenue as reviewed by CODM	$1,143,967	$1,059,506	$1,170,253	$1,425,254	$1,091,548	$2,057,849
Segment gross profit as reviewed by CODM	$142,087	$19,050	$126,049	$135,574	$209,075	$201,741
Adjusted EBITDA	$151,095	$27,980	$109,863	$145,696	$141,885	$243,039

Reconciliation of Segment Revenue to Consolidated GAAP Revenue	Fiscal Year Ended
(In thousands):	2018	2017	2016
Total segment revenue as reviewed by CODM	$2,203,473	2,595,507	3,149,397
Adjustments to segment revenue:
Intersegment elimination	(388,539)	(466,949)	(446,537)
8point3 Energy Partners	8,588	(7,198)	(29,614)
Utility and power plant projects	4,145	(54,659)	(13,981)
Sale of operating lease assets	—	—	(28,096)
Sale-leaseback transactions	(101,582)	(272,654)	(78,532)
Consolidated GAAP revenue	$1,726,085	$1,794,047	$2,552,637

Reconciliation of Segment Gross Profit to Consolidated GAAP Gross Profit	Fiscal Year Ended
(In thousands):	2018	2017	2016
Segment gross profit	$161,137	$261,623	$410,816
Adjustments to segment gross profit:
Intersegment elimination	(25,386)	(25,151)	(18,045)
8point3 Energy Partners	8,337	2,656	23,157
Utility and power plant projects	1,244	(41,746)	(6,064)
Sale of operating lease assets	—	—	(8,554)
Sale-leaseback transactions	(242)	(31,094)	(11,352)
Impairment of property, plant and equipment	(355,107)	—	—
Impairment of residential lease assets[1]	14,847	—	—
Arbitration ruling	—	—	5,852
Cost of above-market polysilicon	(87,228)	(166,906)	(148,265)
Stock-based compensation expense	(4,996)	(5,489)	(17,090)
Amortization of intangible assets	(8,966)	(10,206)	(7,680)
Depreciation of idle equipment	(721)	(2,300)	—
Non-cash interest expense	—	(32)	(956)
Consolidated GAAP gross profit	$(297,081)	$(18,645)	$221,819

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Fiscal Year Ended
(In thousands):	2018	2017	2016
Segment adjusted EBITDA	$179,075	$255,559	$384,924
Adjustments to segment adjusted EBITDA:
8point3 Energy Partners	8,485	(78,990)	(25,127)
Utility and power plant projects	1,244	(41,746)	(6,602)
Sale of operating lease assets	—	—	(8,607)
Sale-leaseback transactions	(18,802)	(39,318)	(11,699)
Impairment of property, plant and equipment	(369,168)	—	—
Impairment of residential lease assets[1]	(227,507)	(473,709)	—
Cost of above-market polysilicon	(87,228)	(166,906)	(148,265)
Stock-based compensation expense	(28,215)	(34,674)	(61,498)
Amortization of intangible assets	(8,966)	(19,048)	(17,369)
Depreciation of idle equipment	(721)	(2,300)	—
Arbitration ruling	—	—	5,852
IPO-related costs	—	82	304
Acquisition-related and other costs	(17,727)	—	—
Gain on business divestiture	59,347	—	—
Restructuring expense	(17,497)	(21,045)	(207,189)
Goodwill Impairment	—	—	(57,765)
Unrealized loss on equity investments	(6,375)	—	—
Non-cash interest expense	(68)	(128)	(1,057)
Equity in earnings (losses) of unconsolidated investees	17,815	(25,938)	(14,295)
Net loss attributable to noncontrolling interests	(106,406)	(241,747)	(72,780)
Cash interest expense, net of interest income	(86,394)	(79,965)	(57,734)
Depreciation	(120,367)	(164,970)	(156,464)
Corporate	(67,866)	(65,907)	(73,052)
Business reorganization costs	(1,330)	—	—
Other	—	—	31
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	$(898,671)	$(1,200,750)	$(528,392)
1 For the year ended December 30, 2018 and December 31, 2017, we recorded in aggregate a loss on sale and impairment of residential lease assets of $252.0 million and $624.3 million, respectively. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, we allocated an insignificant portion of the impairment charge to the noncontrolling interest using the HLBV method. The net impairment charges attributable to us totaled $227.5 million and $473.7 million for the year ended December 30, 2018 and December 31, 2017, respectively. During fiscal 2018, we also recorded $14.8 million of depreciation savings as a result of the impairment charge recognized in the prior period.

		Fiscal Year
(As a percentage of total revenue):		2018	2017	2016
Significant Customers:	Business Segment
Actis GP LLP	Power Plant	*	13%	n/a
8point3 Energy Partners	Power Plant	*	*	10%
Southern Renewable Partnerships, LLC	Power Plant	n/a	*	15%

	Fiscal Year
(As a percentage of total revenue):	2018	2017	2016
Revenue by geography:
United States	68%	79%	85%
Japan	5%	6%	6%
Rest of World	27%	15%	9%
	100%	100%	100%

	Fiscal Year
(In thousands):	2018	2017
SunPower Energy Services	$512,953	$445,241
SunPower Technologies	323,941	698,553
Corporate	2,977	4,051
Property, plant and equipment, net	$839,871	$1,147,845

Note 19. SUBSEQUENT EVENT

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended[1]
(In thousands, except per share data)	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
Revenue	$456,837	$428,263	$449,097	$391,888	$651,134	$485,836	$327,981	$329,095
Gross margin	$(7,571)	$9,755	$(310,215)	$10,248	$(13,593)	$21,289	$16,167	$(45,584)
Net income (loss)	$(172,146)	$(113,911)	$(483,843)	$(147,597)	$(753,566)	$(70,838)	$(109,577)	$(236,886)
Net income (loss) attributable to stockholders	$(158,174)	$(89,826)	$(447,117)	$(115,974)	$(572,651)	$(46,229)	$(90,515)	$(219,725)
Basic and diluted net loss per share attributable to stockholders	$(1.12)	$(0.64)	$(3.17)	$(0.83)	$(4.10)	$(0.33)	$(0.65)	$(1.58)
11Previously reported information for fiscal year 2017 has been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. For further discussion of this standard, see Note 1 to the Consolidated Financial Statements.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2018 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2018 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2019 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2019 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2019 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2019 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2019 annual meeting of stockholders.

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

3.2
Amended and Restated By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

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

10.12
Amendment to Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

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

10.71*	Indenture, dated November 28, 2018, by and between SunStrong 2018-1 Issuer, LLC and Wells Fargo Bank, National Association (“Wells Fargo”), as indenture trustee.
10.72
Purchase and Sale Agreement, dated as of November 5, 2018, by and between SunPower Corporation and HA SunStrong Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).

10.73†
Master Supply Agreement, dated as of August 9, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of Enphase Energy, Inc.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2018).

10.74†*	Amendment No. 1 to Master Supply Agreement, dated as of December 10, 2018, by and between SunPower Corporation and Enphase Energy, Inc.
10.75^
Equity Agreement and Release, dated as of June 25, 2018, by and between SunPower Corporation and Charles D. Boynton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2018).

10.76
Term Credit Agreement, dated as of May 22, 2018, by and among SunPower HoldCo, LLC (as borrower), SunPower Corporation (as guarantor), and Credit Agricole Corporate and Investment Bank (as Lender) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2018).

10.77
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

10.78*	Amended and Restated Loan Agreement between SunStrong Capital Acquisition, LLC and SunStrong Capital Lender, LLC dated as of November 28, 2018.
10.79*	Loan Agreement between SunStrong 2018-1 Mezzanine, LLC and SunStrong Capital Lender, LLC dated as of November 28, 2018.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: February 13, 2019	By:	/s/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	Chief Executive Officer and Director	February 13, 2019
Thomas H. Werner	(Principal Executive Officer)

/S/ MANAVENDRA S. SIAL	Executive Vice President and Chief Financial Officer	February 13, 2019
Manavendra S. Sial	(Principal Financial Officer)

/S/ VIDUL PRAKASH	Vice President, Corporate Controller	February 13, 2019
Vidul Prakash	(Principal Accounting Officer)

*	Director	February 13, 2019
Helle Kristoffersen

*	Director	February 13, 2019
François Badoual

*	Director	February 13, 2019
Catherine A. Lesjak

*	Director	February 13, 2019
Thomas R. McDaniel

*	Director	February 13, 2019
Ladislas Paszkiewicz

*	Director	February 13, 2019
Julien Pouget

*	Director	February 13, 2019
Antoine Larenaudie

*	Director	February 13, 2019
Patrick Wood III

* By:  /S/ MANAVENDRA S. SIAL
Manavendra S. Sial
Power of Attorney