Form 10-Q
period 2019-03-31
SUNPOWER CORP
filed 2019-05-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	SPWR	NASDAQ

The total number of outstanding shares of the registrant’s common stock as of May 3, 2019 was 142,403,522.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	March 31, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$185,554	$309,407
Restricted cash and cash equivalents, current portion	864	41,762
Accounts receivable, net[1]	156,445	175,605
Contract assets[1]	57,282	58,994
Inventories	334,390	308,146
Advances to suppliers, current portion	95,603	37,878
Project assets - plants and land, current portion	10,246	10,796
Prepaid expenses and other current assets	99,675	131,183
Assets held for sale[2]	550,073	—
Total current assets	1,490,132	1,073,771

Restricted cash and cash equivalents, net of current portion	13,345	12,594
Restricted long-term marketable securities	5,948	5,955
Property, plant and equipment, net	413,347	839,871
Operating lease right-of-use assets	32,638	—
Solar power systems leased and to be leased, net	74,134	92,557
Advances to suppliers, net of current portion	62,914	133,694
Long-term financing receivables, net - held for sale	19,044	19,592
Other intangible assets, net	10,858	12,582
Other long-term assets	185,371	162,033
Total assets	$2,307,731	$2,352,649

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$347,233	$325,550
Accrued liabilities[1]	190,095	235,252
Operating lease liabilities, current portion	8,502	—
Contract liabilities, current portion[1]	92,621	104,130
Short-term debt	41,838	40,074
Liabilities held for sale[2]	619,538	—
Total current liabilities	1,299,827	705,006

Long-term debt	71,593	40,528
Convertible debt[1]	818,832	818,356
Operating lease liabilities, net of current portion	29,490	—
Contract liabilities, net of current portion[1]	75,059	99,509
Other long-term liabilities	234,386	839,136
Total liabilities	2,529,187	2,502,535
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 153,931 shares issued, and 142,393 shares outstanding as of March 31, 2019; 152,085 shares issued, and 141,180 shares outstanding as of December 30, 2018	142	141
Additional paid-in capital	2,469,998	2,463,370
Accumulated deficit	(2,561,561)	(2,480,988)
Accumulated other comprehensive loss	(4,051)	(4,150)
Treasury stock, at cost: 11,538 shares of common stock as of March 31, 2019; 10,905 shares of common stock as of December 30, 2018	(190,940)	(187,069)
Total stockholders' deficit	(286,412)	(208,696)
Noncontrolling interests in subsidiaries	64,956	58,810
Total deficit	(221,456)	(149,886)
Total liabilities and equity	$2,307,731	$2,352,649

1We have related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt," and "contract liabilities, net of current portion," financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 9, Note 10, and Note 11).

2Assets and liabilities held for sale relate to the expected sale of our commercial sale-leaseback portfolio. Refer to Note 4. Business Divestiture for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue:
Solar power systems, components, and other[1]	$341,442	$328,860
Residential leasing	3,884	63,028
Solar services	2,899	—
	348,225	391,888
Cost of revenue:
Solar power systems, components, and other[1]	380,906	338,423
Residential leasing	3,022	42,891
Solar services	1,582	—
	385,510	381,314
Gross profit (loss)	(37,285)	10,574
Operating expenses:
Research and development[1]	14,993	19,052
Sales, general and administrative	62,857	65,295
Restructuring charges (credits)	(665)	11,177
Impairment of residential lease assets	9,226	49,092
Gain on business divestiture	(6,114)	—
Total operating expenses	80,297	144,616
Operating loss	(117,582)	(134,042)
Other income (expense), net:
Interest income	852	529
Interest expense[1]	(16,791)	(25,106)
Other, net	33,073	15,794
Other income (expense), net	17,134	(8,783)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	(100,448)	(142,825)
Provision for income taxes	(5,797)	(2,628)
Equity in earnings (losses) of unconsolidated investees	1,680	(2,144)
Net loss	(104,565)	(147,597)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	14,841	31,623
Net loss attributable to stockholders	$(89,724)	$(115,974)

Basic and diluted net loss per share attributable to stockholders	$(0.63)	$(0.83)

Basic and diluted weighted-average shares	141,720	140,212

1We have related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: Solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our condensed consolidated statements of operations (see Note 2 and Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net loss	$(104,565)	$(147,597)
Components of other comprehensive income (loss):
Translation adjustment	(21)	748
Net change in derivatives (Note 12)	185	1,606
Income taxes	(65)	(243)
Total other comprehensive income	99	2,111
Total comprehensive loss	(104,466)	(145,486)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	14,841	31,622
Comprehensive loss attributable to stockholders	$(89,625)	$(113,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity (Deficit)
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net loss	—	—	—	—	—	(89,724)	(89,724)	(14,841)	(104,565)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—	—	—	—	99	—	99	—	99
Issuance of restricted stock to employees, net of cancellations	1,848	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	6,628	—	—	—	6,628	—	6,628
Contributions from noncontrolling interests	—	—	—	—	—	—	—	20,987	20,987
Purchases of treasury stock	(633)	(1)	—	(3,871)	—	—	(3,872)	—	(3,872)
Balances at March 31, 2019	142,393	$142	$2,469,998	$(190,940)	$(4,051)	$(2,561,561)	$(286,412)	$64,956	$(221,456)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(10,500)	—	—	—	—	—	(115,974)	(115,974)	(21,123)	(137,097)
Other comprehensive income	—	—	—	—	—	2,111	—	2,111	—	2,111
Issuance of restricted stock to employees, net of cancellations	—	1,799	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	7,394	—	—	—	7,394	—	7,394
Contributions from noncontrolling interests	11,684	—	—	—	—	—	—	—	25,042	25,042
Distributions to noncontrolling interests	(2,315)	—	—	—	—	—	—	—	(4,005)	(4,005)
Purchases of treasury stock	—	(611)	(1)	—	(4,526)	—	—	(4,527)	—	(4,527)
Other	—	—	—	—	—	—	(56)	(56)	—	(56)
Balances at April 1, 2018	$14,105	140,846	$141	$2,449,907	$(186,065)	$(897)	$(1,785,927)	$477,159	$104,093	$581,252

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net loss	$(104,565)	$(147,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,190	39,833
Stock-based compensation	5,666	7,053
Non-cash interest expense	2,415	4,443
Dividend from equity method investee	—	5,399
Equity in (earnings) losses of unconsolidated investees	(1,680)	2,144
Unrealized gain on equity investment	(33,000)	—
Gain on business divestiture	(6,114)	—
Gain on sale of equity investment, net	—	(15,576)
Deferred income taxes	2,048	(344)
Impairment of residential lease assets	9,226	49,092
Other, net	—	972
Changes in operating assets and liabilities[1]:
Accounts receivable	12,196	13,924
Contract assets	1,712	(23,561)
Inventories	(41,718)	(34,195)
Project assets	776	20,484
Prepaid expenses and other assets	11,727	10,885
Operating lease right-of-use assets	2,603	—
Long-term financing receivables, net	(1,611)	(38,114)
Advances to suppliers	13,055	5,149
Accounts payable and other accrued liabilities	(28,819)	(100,156)
Contract liabilities	(14,578)	(33,097)
Operating lease liabilities	(2,559)	—
Net cash used in operating activities	(149,030)	(233,262)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,548)	(8,859)
Cash paid for solar power systems, leased, net	—	(23,787)
Cash paid for solar power systems	(27,600)	(2,604)
Proceeds from business divestitures	9,677	—
Dividend from equity method investee	—	2,694
Proceeds from sale of equity method investment	—	27,282
Cash paid for investments in unconsolidated investees	—	(6,349)
Net cash used in investing activities	(24,471)	(11,623)
Cash flows from financing activities:
Proceeds from bank loans and other debt	67,979	49,794
Repayment of bank loans and other debt	(58,372)	(51,052)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	22,255	32,687
Repayment of non-recourse residential financing	—	(3,781)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	20,987	36,726
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	(5,422)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	—	9,104
Repayment of non-recourse power plant and commercial financing	—	(890)
Settlement of contingent consideration arrangement	(2,448)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(3,872)	(4,526)
Net cash provided by financing activities	46,529	62,640
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	112	477
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(126,860)	(181,768)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[2]	363,763	544,337
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[2]	$236,903	$362,569

Non-cash transactions:
Costs of solar power systems, leased, sourced from existing inventory	$—	$14,354
Costs of solar power systems, leased, funded by liabilities	$—	$5,835
Costs of solar power systems sourced from existing inventory	$16,406	$—
Costs of solar power systems funded by liabilities	$4,553	$—
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$9,791
Property, plant and equipment acquisitions funded by liabilities	$10,792	$12,768
Contractual obligations satisfied with inventory	$—	$17,517
Assumption of debt by buyer upon sale of equity interest	$—	$27,321
Right-of-use assets obtained in exchange of lease obligations[3]	$81,525	$—

1"Operating assets and liabilities" balances included assets and liabilities classified as held for sale as of March 31, 2019 (see Note 4. Business Divestiture).

2"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods. Such balances also included restricted cash and cash equivalents classified as held for sale as of March 31, 2019 (see Note 4. Business Divestiture).

3Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASC 842 and amounts classified as held for sale.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through solar power solutions, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

Liquidity

Challenging industry conditions and a competitive environment extended throughout fiscal 2018 and the first quarter of fiscal 2019. Our net losses, resulting in a net use of our available cash, continued in the first quarter of fiscal 2019 and are expected to continue through the remainder of fiscal 2019. Despite the challenging industry conditions, including uncertainty around the regulatory environment, we believe that our cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 11. Debt and Credit Sources). We continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

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

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2018 consolidated balance sheet data were derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as filed with the Securities and Exchange Commission ("SEC") on February 13, 2019, but do not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The operating results for the fiscal quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.
Certain prior period balances have been reclassified to conform to the current period presentation in our condensed consolidated financial statements and the accompanying notes.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2019 and 2018 are 52-week fiscal years. The first quarter of fiscal 2019 ended on March 31, 2019, while the first quarter of fiscal 2018 ended on April 1, 2018.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases; inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets, fair value of investments including an equity investment for which we apply the fair value option and other financial instruments; residual value of solar power systems, including those subject to residential operating leases; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Lease Accounting

Effective December 31, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842"). For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to the section Recently Adopted Accounting Pronouncements below.
Arrangements with SunPower as a lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate and are included within operating lease right-of-use ("ROU") assets and operating lease liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related non-lease components for all our leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Sale-Leaseback Arrangements
We enter into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by us over lease terms of up to 25 years. At the end of the lease term, we have the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.
We classify our sale-leaseback arrangements of solar power systems as operating leases or sales-type leases, in accordance with the underlying accounting guidance on leases.
For all sale-leaseback arrangements classified as operating leases, the deferred profit on the sale of the underlying systems is recognized over the term of the lease. Sale-leaseback arrangements classified as sales-type leases or failed sale, are accounted for under the financing method, the proceeds received from the sale of the solar power systems are recorded by us as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer Note 4, Business Divestiture, for details of the sale of our commercial sale-leaseback portfolio during the quarter ended March 31, 2019.

Arrangements with SunPower as a lessor

Solar Services

We offer solar services, in partnership with third-party financial institutions, which allows our residential customers to obtain continuous access to SunPower solar systems under contracts for terms of up to 20 years. Solar services revenue is primarily comprised of revenue from such contracts wherein we provide continuous access to an operating solar system to third parties.

We begin to recognize revenue on solar services when permission to operate ("PTO") is given by the local utility company, system is interconnected and operation commences. We recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of the solar services contracts. Solar services contracts typically have an initial term of 20 years. After the initial contract term, our customers may request an extension of the term of the contract on prevailing market terms, or request to remove the system. Otherwise, the contract will automatically renew and continue on a month-to-month basis.

We also apply for and receive Solar Renewable Energy Credits ("SRECs") associated with the energy generated by our solar energy systems and sell them to third parties in certain jurisdictions. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the counterparty.

We typically provide a system output performance warranty, separate from our standard solar panel product warranty, to our solar services customers. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and updated at each reporting period and recognized over time as customers receive and consume the benefits of the solar services.

There are rebate programs offered by utilities in various jurisdictions and are issued directly to homeowners and based on the lease agreements, the homeowners assign these rights to rebate to us. These rights to rebate are considered non-cash consideration, measured based on the utilities' rebates from the installed solar panels on the homeowners' roofs and recognized over the lease term.
We capitalize incremental costs incurred to obtain a contract in prepaid and other assets on the condensed consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the solar services contracts, and are included in cost of revenue in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In October 2018, the Financial Accounting Standard Board ("FASB") issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a fifth U.S. benchmark interest rate for purposes of hedge accounting. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied prospectively for qualifying new or re-designated hedging relationships entered into after December 31, 2018. We adopted the new guidance on December 31, 2018. The adoption did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASC 842, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASC 842 requires lessees to recognize a lease liability and a ROU asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under current GAAP ("ASC 840"). In

December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, related to sales taxes and other similar taxes collected from lessees, certain lessor costs paid by lessees to third parties, and related to recognition of variable payments for contracts.

On December 31, 2018, we adopted ASC 842 using the optional transitional method for all leases that existed at or commenced before that date. We elected to apply the practical expedients in ASC 842-10-65-1 (f) and (g), and therefore:

1)
did not reassess expired contracts for presence of lease components therein and if it was already concluded that such contracts had lease components then the classification of the respective lease components therein have not been re-assessed;

2)	did not re-assess initial direct costs for any existing leases;

3)	used hindsight for determining the lease term for all leases whereon ASC 842 has been applied;

4)	elected to not separate the lease and non-lease components;

5)	elected to not apply the recognition and measurement requirements of the new guidance to short-term leases;

6)	did not assess whether existing or expired land easements that were not previously assessed under legacy guidance on leases are or contain a lease under the new guidance;

The adoption of ASC 842 had a material impact on our condensed consolidated balance sheet as the standard requires us to recognize an ROU asset and lease liability on our condensed consolidated balance sheet as of December 31, 2018, for all existing leases other than those to which we have applied the short-term lease practical expedient.

Upon adoption, we made the following changes to our accounting policies:

•Solar leases no longer meet the criteria for lease accounting as our contracts do not allow the customer to direct the use of the underlying solar system. Instead, we will now account for these arrangements as contracts with customers pursuant to ASC Topic 606 and recognize revenue ratably based on contractual lease cash flows over the lease term;
•All operating lease arrangements, other than short term leases, are now recorded on the balance sheet as a ROU asset with a corresponding lease liability;

Further, arrangements that involve the lease-back of solar systems sold to a financier will continue to be accounted for as a failed sale and result in the recording of a financing liability.

Impact to Condensed Consolidated Financial Statements

The below table shows the impact of adoption of ASC 842 on our condensed consolidated financial statements as of December 31, 2018:

(In thousands)	December 31, 2018	Adoption of ASC 842	December 31, 2018
Assets:
Prepaid expenses and other current assets	$131,183	$(4,433)	$126,750
Operating lease right-of-use assets	—	81,525	81,525
Other long-term assets	162,033	(14,028)	148,005
Current Liabilities:
Accrued liabilities	235,252	(2,455)	232,797
Operating lease liabilities	—	11,499	11,499
Contract liabilities, current portion	104,130	(2,079)	102,051
Non-current liabilities:
Operating lease liabilities, net of current portion	—	70,132	70,132
Contract liabilities, net of current portion	99,509	(19,928)	79,581
Other long-term liabilities	839,136	(3,256)	835,880
Equity:
Accumulated deficit	$(2,480,988)	$9,151	$(2,471,837)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. We are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This ASU is effective for us no later than the first quarter of 2020 on a retrospective basis with early adoption permitted. We are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance adds and clarifies certain disclosure requirements for fair value measurements with the objective of improving the effectiveness of disclosures in the notes to financial statements. This ASU is effective for us no later than the first quarter of 2020 with early adoption permitted. We are evaluating the potential impact of this standard on our consolidated financial statements and disclosures.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of March 31, 2019, through the increase of our total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of our outstanding common stock was approximately 55%.

Supply Agreements

In November 2016, we and Total entered into a four-year, up to 200 megawatts ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of Maxeon 2 (formally known as E-Series) panels with an option to purchase up to another 50 MW of P-Series solar panels. In March 2017, we received a prepayment totaling $88.5 million. The prepayment is secured by certain of our assets located in the United States and in Mexico.

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of March 31, 2019, we had $18.6 million of "contract liabilities, current portion" and $41.3 million of "contract liabilities, net of current portion" on our condensed consolidated balance sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

In March 2018, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.42 MW of photovoltaic ("PV") modules to Total for a development project in Chile. This agreement provided for payment from Total in the amount of approximately $1.3 million, 10% of which was paid upon execution of the agreement.

On January 7, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.7 MW of PV modules to Total for a ground-mounted PV installation in Dubai. This agreement provided for payment from Total in the amount of approximately $1.35 million, 10% of which was received after execution of the agreement.

On March 4, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 10 MW of PV modules to Total for commercial rooftop PV installations in Dubai. This agreement provided for payment from Total in the amount of approximately $3.16 million, 10% of which is paid in April 2019.

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

In consideration for the commitments of Total S.A. pursuant to the Credit Support Agreement, we are required to pay Total S.A. a guaranty fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement terminated on December 31, 2018, and we decided not to renew it.

In addition to the Credit Support Agreement, we and Total S.A. entered into the Letter Agreement in May 2017 to facilitate the issuance by Total S.A. of one or more guaranties of our payment obligations of up to $100.0 million (the "Support Amount") under the Revolver; See "Note 11. Debt and Credit Sources" for additional information on the Revolver. In consideration for the commitments of Total S.A. pursuant to the Letter Agreement, we are required to pay a guarantor commitment fee of 0.50% per annum for the unutilized Support Amount and a guaranty fee of 2.35% per annum of the Guaranty outstanding. The maturity date of the Letter Agreement is August 26, 2019.

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

Upfront Warrant

In February 2012, we issued a warrant (the "Upfront Warrant") to Total S.A. to purchase 9,531,677 shares of our common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant, which was governed by a Private Placement Agreement and a Compensation and Funding Agreement, dated February 28, 2012, as amended, was exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million in aggregate of our convertible debt remains outstanding, such exercise would not cause any "person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"), of more than 74.99% of the voting power of our common stock at such time, a circumstance which would trigger the repurchase or conversion of our existing convertible debt. The Upfront Warrant expired by its terms on February 27, 2019.

0.75% Debentures Due 2018

In May 2013, we issued $300.0 million in principal amount of the 0.75% debentures due 2018. An aggregate principal amount of $200.0 million of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 were convertible into shares of our common stock at any time based on an initial conversion price equal to $24.95 per share, which provided Total the right to acquire up to 8,017,420 shares of our common stock. The applicable conversion rate could adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018. On June 1, 2018, the 0.75% senior convertible debentures due 2018 were redeemed at maturity with proceeds from the Term Credit Agreement (the “Term Credit Agreement”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and as of December 30, 2018 were no longer issued or outstanding. On June 19, 2018, we completed the divestiture of our equity interest in the 8point3 Group, and received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash. Immediately following the transaction, we repaid our loan under the Term Credit Agreement in full with the proceeds of the divestiture, retaining the excess proceeds.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of March 31, 2019, we had an insignificant amount of "Contract assets" and $5.3 million of "Accounts receivable, net" on our Condensed Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

In connection with a co-development solar project among us, Total, and an independent third party, we sold 25% of our ownership interests in the co-development solar project to Total. The amount received from Total was immaterial in fiscal 2018. We intend to sell an additional 25% of its ownership interest to Total in 2019 and will supply PV in late 2019 to the solar project. However, recent amendments to the feed-in-tariff rules in Japan have had a significant impact on the co-development solar project’s ability to secure financing and we are currently exploring alternatives to monetize our investment in the co-development solar project.

In connection with a co-development solar project between us and Total, we paid $0.5 million to Total for development fees for the three months ended April 1, 2018.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 10. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	March 31, 2019	December 30, 2018
Accounts receivable	$5,293	$3,823
Contract assets	13	18
Contract liabilities, current portion[1]	18,585	18,408
Contract liabilities, net of current portion[1]	41,278	45,258

1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Revenue:
Solar power systems, components, and other	$6,043	$12,730
Cost of revenue:
Solar power systems, components, and other	4,342	3,550
Research and development expense:
Offsetting contributions received under the R&D Agreement	(158)	(37)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	151	1,407
Interest expense incurred on the 0.75% debentures due 2018	—	375
Interest expense incurred on the 0.875% debentures due 2021	547	547
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three months ended March 31, 2019 and April 1, 2018 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Module and component sales	$79,524	$108,646	$115,656	$114,851	$195,180	$223,497
Solar power systems sales and EPC services	90,481	36,314	46,537	57,853	137,018	94,167
Operations and maintenance	—	—	9,244	11,196	9,244	11,196
Residential leasing	—	—	3,884	63,028	3,884	63,028
Solar services	—	—	2,899	—	2,899	—
Revenue	170,005	144,960	178,220	246,928	348,225	391,888

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract, and we recognize revenue for operations and maintenance and solar services over the term of the service period.

For engineering, procurement and construction ("EPC") revenue and solar power systems sales, we commence recognizing revenue when control of the underlying system transfers to the customer and continue recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2019 and April 1, 2018 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands, except number of projects)	March 31, 2019	April 1, 2018
Decrease in revenue from net changes in transaction prices	$(3,301)	$—
Increase in revenue from net changes in input cost estimates	2,410	1,152
Net increase (decrease) in revenue from net changes in estimates	$(891)	$1,152

Number of projects	1	1

Net change in estimate as a percentage of aggregate revenue for associated projects	(11.3)%	0.5%

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

During the three months ended March 31, 2019, the decrease in contract assets of $1.7 million was primarily driven by billings for commercial projects where certain milestones had been reached. During the three months ended March 31, 2019, the decrease in contract liabilities of $36.0 million was primarily due to utilization of customer advances, reclassification of contract liabilities related to sale-leaseback arrangements to lease liabilities, and adjustment for a portion of deferred profit on sale-leaseback arrangements to retained earnings, upon adoption of ASC 842. During the three months ended March 31, 2019, we recognized revenue of $26.3 million that was included in contract liabilities as of December 30, 2018.

The following table represents our remaining performance obligations as of March 31, 2019 for our sales of solar power systems, including projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that we are constructing or expect to construct. We expect to recognize $94.8 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Joint Base Anacostia Bolling (JBAB)	Solar power systems sales and EPC services	Constellation	2019	99.9%
Various Distribution Generation Projects[1]	Solar power systems sales and EPC services	Various	2020	83.4%
1Denotes average percentage of revenue recognized.

As of March 31, 2019, we entered into contracts with customers for the future sale of modules and components for an aggregate transaction price of $453.7 million, the substantial majority of which we expect to recognize as revenue through the second and third quarter of fiscal 2019. As of March 31, 2019, we had entered into O&M contracts of utility-scale PV solar power systems. We expect to recognize $125.3 million of revenue over the service period for solar services contracts entered into as of three months ended March 31, 2019. We expect to recognize $10.2 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

Note 4. BUSINESS DIVESTITURE

Sale of Commercial Sale-Leaseback Portfolio

We entered into sale-leaseback arrangements under which solar power systems were sold to third parties and subsequently leased back by us over lease terms of up to 25 years. Separately, we entered into sales of energy under power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from us under PPAs with terms of up to 25 years. At the end of the lease term, we have the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

On March 26, 2019, we entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, membership interests in certain of our holding company subsidiaries (the “Holdco” or “Holdcos”) that directly or indirectly own leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor") and other related subsidiaries. The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each lessor represents a separate asset (“Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement.

The consummation of the sale and purchase of each Portfolio is subject to a number of customary conditions precedent, including receipt of certain third-party consents and approvals, including those of the applicable Lessor. The completion of sale of each Portfolio will happen as the underlying conditions precedent are satisfied.

On March 29, 2019, we completed the sale of one such Portfolio in exchange for total consideration of $7.6 million in cash. We also retained a favorable O&M contract given current market pricing, which we recorded at fair value as an other intangible asset. In evaluating the accounting treatment for this transaction, we concluded that the Portfolio meets the definition of a business. In connection with the sale transaction, we recognized a gain of $6.1 million, which is included within "gain on business divestiture" in our condensed consolidated statements of operations for the three months ended March 31, 2019. We have also incurred approximately $0.4 million of transaction costs related to the above transactions to date, which were expensed as incurred.

The assets and liabilities of the Portfolio on March 29, 2019 were as follows:

(In thousands)	March 29, 2019
Restricted cash and cash equivalents, current portion	$811
Accounts receivable, net	336
Prepaid expenses and other current assets	5
Restricted cash and cash equivalents, net of current portion	1,746
Operating lease right-of-use assets	16,870
Other long-term assets	198
Total assets	19,966

Accounts payable	48
Operating lease liabilities, current portion	1,591
Operating lease liabilities, net of current portion	16,746
Other long-term liabilities	324
Total liabilities	18,709
Net assets sold	$1,257

Net gain on sale is presented in the following table:

(In thousands)
Cash received from sale	$7,618
Other intangible assets	150
Net assets sold	(1,257)
Retained obligations	(397)
Net gain on sale	$6,114

Assets Held for Sale

Upon execution of the Purchase and Sale Agreement, the assets and liabilities within the remaining portfolio subject to sale meet the criteria for classification as held for sale ("HFS"), since the assets are subject only to usual and customary closing conditions, and the sale is expected to be completed in less than one year from the date of the Agreement. All assets and liabilities within the portfolios for which the sale is not completed as of March 31, 2019 have accordingly been classified as HFS on the condensed consolidated balance sheet. The following table represents assets and liabilities HFS as of March 31, 2019.

(In thousands)	March 31, 2019
Assets:
Restricted cash and cash equivalents, current portion	$37,141
Accounts receivable, net	5,355
Prepaid expenses and other current assets	754
Property, plant and equipment, net	477,409
Operating lease right-of-use assets	29,414
Total assets held for sale	550,073

Liabilities:
Accounts payable	181
Accrued liabilities	1,449
Operating lease liabilities, current portion	1,041
Operating lease liabilities, net of current portion	21,700
Long-term sale-leaseback financing	595,167
Total liabilities held for sale	$619,538

The remaining portfolio held for sale incurred losses of $6.9 million and $6.4 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	March 31, 2019	December 30, 2018
Accounts receivable, gross[1,2,3]	$176,027	$193,980
Less: allowance for doubtful accounts	(18,321)	(16,906)
Less: allowance for sales returns	(1,261)	(1,469)
Accounts receivable, net	$156,445	$175,605

1Includes short-term financing receivables held for sale associated with solar power systems leased of $1.3 million as of December 30, 2018 in connection with the sale of our residential lease portfolio.

2On December 10, 2018, we entered into a one-year factoring arrangement and sold to BPI France our Euro denominated accounts receivable related to our French customers for an amount of approximately $26.3 million. In the three months ended March 31, 2019, we sold $20.9 million additional Euro denominated accounts receivable to BPI. Under this arrangement, we provided the bank full recourse for any loss should customers fail to pay when payment is due. The advance payment amount under this program is limited at face value of the sold invoices. We have accounted for this arrangement as a sale of financial assets as effective control over these financial assets has been surrendered and are excluded from our condensed consolidated balance sheets. As of March 31, 2019 and December 30, 2018, uncollected accounts receivable from the end customers under this arrangement were $8.7 million and $21.0 million, respectively.

3We have a lien on accounts receivable of $54.6 million out of our consolidated accounts receivable, gross, as of March 31, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Inventories

	As of
(In thousands)	March 31, 2019	December 30, 2018
Raw materials	$62,833	$58,378
Work-in-process	92,561	86,639
Finished goods	178,996	163,129
Inventories[1]	$334,390	$308,146

1We have a lien on gross inventory of $150.5 million as of March 31, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	March 31, 2019	December 30, 2018
Deferred project costs	$27,969	$30,394
VAT receivables, current portion	8,488	9,506
Deferred costs for solar power systems	3,848	17,805
Derivative financial instruments	1,049	729
Other receivables	40,721	48,062
Prepaid taxes	—	853
Other prepaid expenses	17,421	23,568
Other current assets	179	266
Prepaid expenses and other current assets	$99,675	$131,183

Property, Plant and Equipment, Net

	As of
(In thousands)	March 31, 2019	December 30, 2018
Manufacturing equipment	$114,627	$112,904
Land and buildings	161,340	161,299
Leasehold improvements	119,658	119,597
Solar power systems[1]	68,767	544,139
Computer equipment	98,588	98,274
Furniture and fixtures	10,626	10,594
Construction-in-process	34,775	9,678
Property, plant and equipment, gross	608,381	1,056,485
Less: accumulated depreciation	(195,034)	(216,614)
Property, plant and equipment, net	$413,347	$839,871

1As a result of ASC 842 adoption, all of our residential lease arrangements entered into on or after December 31, 2018 are outside of the scope of ASC 842 guidance and will be accounted for as service contracts with customers in accordance with ASC 606 going forward. The related assets are recorded as solar power systems within "Property, plant and equipment, net" as of March 31, 2019.

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	March 31, 2019	December 30, 2018
United States	$151,551	$575,451
Philippines	100,894	104,639
Malaysia	127,659	126,056
Mexico	21,427	21,566
Europe	11,714	12,043
Other	102	116
Property, plant and equipment, net, by geography[1]	$413,347	$839,871

1Property, plant and equipment, net, by geography is based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	March 31, 2019	December 30, 2018
Equity investments with readily determinable fair value	$69,225	$36,225
Equity investments without readily determinable fair value	8,805	8,810
Equity investment with fair value option	9,454	8,831
Equity method investments	36,336	34,828
Other	61,551	73,339
Other long-term assets	$185,371	$162,033

Accrued Liabilities

	As of
(In thousands)	March 31, 2019	December 30, 2018
Employee compensation and employee benefits	$28,521	$44,337
Deferred revenue[1]	821	4,251
Interest payable	6,604	11,786
Short-term warranty reserves	39,381	38,161
Restructuring reserve	3,484	6,310
VAT payables	9,249	8,325
Derivative financial instruments	1,088	1,161
Legal expenses	12,235	12,442
Taxes payable	17,237	19,146
Liability due to supply agreement	28,680	28,045
Other	42,795	61,288
Accrued liabilities	$190,095	$235,252

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	March 31, 2019	December 30, 2018
Deferred revenue[1]	$53,810	$55,764
Long-term warranty reserves	123,823	134,105
Long-term sale-leaseback financing	—	583,418
Unrecognized tax benefits	17,774	16,815
Long-term pension liability	2,640	2,567
Derivative financial instruments	232	152
Long-term liability due to supply agreement	26,210	28,198
Other	9,897	18,117
Other long-term liabilities	$234,386	$839,136

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	March 31, 2019	December 30, 2018
Cumulative translation adjustment	$(11,142)	$(11,121)
Net unrealized gain (loss) on derivatives	40	(145)
Net gain on long-term pension liability adjustment	7,066	7,066
Deferred taxes	(15)	50
Accumulated other comprehensive loss	$(4,051)	$(4,150)

Note 6. SOLAR SERVICES

Upon adoption of ASC 842 on December 31, 2018, all arrangements under our residential lease program entered into on or after December 31, 2018 will be accounted for as contracts with customers in accordance with ASC 606. Refer to Note 1 for the impact of the adoption of ASC 842 on our financial statements and accounting policies. The disclosure below relates to the residential lease arrangements entered into before December 31, 2018, which we continue to retain and are accounted for in accordance with the superseded lease accounting guidance.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of March 31, 2019 and December 30, 2018:

	As of
(In thousands)	March 31, 2019	December 30, 2018
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$137,901	$139,343
Solar power systems to be leased	—	12,158
	137,901	151,501
Less: accumulated depreciation and impairment[2]	(63,767)	(58,944)
Solar power systems leased and to be leased, net	$74,134	$92,557

1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2 For the three months ended March 31, 2019, we recognized a non-cash impairment charge of $4.0 million on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of March 31, 2019:

(In thousands)	Fiscal 2019 (remaining nine months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$941	$1,205	$1,209	$1,214	$1,219	$18,845	$24,633
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of March 31, 2019 and December 30, 2018, our net investment in sales-type leases presented within "accounts receivable, net" and "long-term financing receivables, net" on our condensed consolidated balance sheets was as follows:

	As of
(In thousands)	March 31, 2019	December 30, 2018
Financing receivables, held for sale:
Minimum lease payments receivable	$45,774	$43,939
Unguaranteed residual value	4,683	4,450
Unearned income	(9,266)	(8,859)
Allowance for estimated losses	(20,968)	(18,656)
Net financing receivables, held for sale	$20,223	$20,874
Net financing receivables - current, held for sale	$1,179	$1,282
Net financing receivables - non-current, held for sale	$19,044	$19,592

As of March 31, 2019, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2019 (remaining nine months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$1,694	$2,233	$2,243	$2,252	$2,263	$35,089	$45,774
1Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Impairment of Residential Lease Assets

On November 5, 2018, we sold 49% of our membership interest in SunStrong Capital Holdings LLC (“SunStrong”), formerly our wholly owned subsidiary that historically held and controlled the assets and liabilities comprising our residential lease business. Following the closing, we deconsolidated certain entities involved in our residential lease portfolio and retained membership units representing a 51% membership interest in SunStrong. We continue to retain certain residential assets subject to leasing arrangements on our condensed consolidated balance sheet as of March 31, 2019, which we expect to sell in fiscal 2019, and these assets have been tested for impairment as described below.

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

We performed a recoverability test for assets in the Residential Lease Portfolio by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we determined that market value, in the form of indicative purchase price from a third-party investor was available for a portion of our Residential Lease Portfolio, represented by net assets related to projects financed by a tax equity investor. As we intend to sell these assets in fiscal 2019, we used the indicative purchase price from a third-party investor as fair value of the underlying net assets in our impairment evaluation.

In accordance with the impairment evaluation, we recognized a non-cash impairment charge of $9.2 million included in "impairment of residential lease assets" on the condensed consolidated statement of operations for the three months ended March 31, 2019. Due to the fact that the Residential Lease Portfolio assets are held in a partnership flip structure with noncontrolling interests, we allocated a portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $0.8 million and an immaterial amount for the three months ended March 31, 2019 and April 1, 2018, respectively. As a result, the net impairment charges attributable to our stockholders totaled $8.4 million and $49.0 million for the three months ended March 31, 2019 and April 1, 2018, respectively, and were recorded within the SunPower Energy Services Segment.

The impairment evaluation requires us to make assumptions and to apply judgment to estimate future cash flows and assumptions. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, and if and when a divestiture transaction occurs, the details and timing of which are subject to change as the final terms are negotiated between us and the intended purchaser, we may be exposed to additional impairment charges in the future, which could be material to the results of operations.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019 and December 30, 2018:

	March 31, 2019				December 30, 2018
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	$664	$—	$664	$—	$729	$—	$729	$—
Other long-term assets:
Equity investment (Note 10)	9,454	9,454	—	—	8,831	8,831	—	—
Marketable equity investments (Note 10)	69,225	—	—	69,225	36,225	—	—	36,225
Total assets	$79,343	$9,454	$664	$69,225	$45,785	$8,831	$729	$36,225
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$583	$—	$583	$—	$1,161	$—	$1,161	$—
Other long-term liabilities:
Derivative financial instruments (Note 12)	353	—	353	—	152		152	—
Total liabilities	$936	$—	$936	$—	$1,313	$—	$1,313	$—

We have elected the fair value option ("FVO") in accordance with the guidance in ASC 825, for our investment in SunStrong joint venture, to mitigate volatility in reported earnings that results from the use of different measurement attributes. We initially computed the fair value for our investment consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investment using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of March 31, 2019 and December 30, 2018, there were no such items recorded at fair value, with the exception of our residential lease assets (see "Note 6. Solar Services").

Held-to-Maturity Debt Securities

Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on our condensed consolidated balance sheets. As of March 31, 2019 and December 30, 2018, these bonds had a carrying value of $5.9 million and $6.0 million, respectively. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity Investments

The following discusses our marketable equity investments, non-marketable equity investments and equity method investments. See Note 10. Equity Investments.

Marketable Equity Investments

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01. For the three months ended March 31, 2019, we recorded a $33.0 million unrealized gain within "other, net" in our condensed consolidated statement of operations.

Non-Marketable Equity Investments

Our non-marketable equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, we accounted for the non-marketable equity investments at cost less impairment. On January 1, 2018, we adopted ASU 2016-01 and elected to adjust the carrying value of our non-marketable equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold. As of both March 31, 2019 and December 30, 2018, we had $8.8 million in investments accounted for under the measurement alternative method.

Equity Method Investments

Our investments accounted for under the equity method are described in Note 10. Equity Investments. We monitor these investments, which are included within "other long-term assets" on our condensed consolidated balance sheets, for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

As of March 31, 2019 and December 30, 2018, we had $36.3 million and $34.8 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Investments").

Note 8. RESTRUCTURING

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, which is expected to be completed by mid-2019, we expect between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expect to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expect between $12 million and $20 million of the charges to be paid in cash. The actual timing and costs of the plan may differ from our current expectations and estimates. A substantial portion of such charges were incurred in fiscal 2018. Cumulative costs incurred were $11.8 million as of March 31, 2019.

Legacy Restructuring Plans

Prior to fiscal 2018, we implemented approved restructuring plans, related to all segments, to reduce costs and focus on improving cash flow, to realign our legacy power plant business unit, to align with changes in the global solar market, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 30, 2018, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $376.7 million as of March 31, 2019.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018	Cumulative
February 2018 Restructuring Plan:
Severance and benefits	$(349)	$10,736	$11,781
Other costs[1]	(227)	—	30
Total February 2018 Restructuring Plan	(576)	10,736	11,811

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	228,184
Severance and benefits	(17)	(419)	100,705
Lease and related termination costs	—	6	8,085
Other costs[1]	(72)	854	39,722
Total Legacy Plan	(89)	441	376,696
Total restructuring (credits) charges	$(665)	$11,177	$388,507

1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the three months ended March 31, 2019:

	Three Months Ended
(In thousands)	December 30, 2018	Charges (Benefits)	(Payments) Recoveries	March 31, 2019
February 2018 Restructuring Plan:
Severance and benefits	$5,449	$(349)	$(2,213)	$2,887
Other costs[1]	—	(227)	227	—
Total February 2018 Restructuring Plan	5,449	(576)	(1,986)	2,887

Legacy Restructuring Plans	861	(89)	(175)	597
Total restructuring reserve activities	$6,310	$(665)	$(2,161)	$3,484
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. We also lease certain buildings under non-cancellable capital leases. Operating leases are subject to renewal options for periods ranging from 1 year to 10 years.

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

Three Months Ended
(In thousands)	March 31, 2019
Operating leases:
Operating lease expense	$4,888
Sublease income	(334)
Rent expense	$4,554

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,510
Weighted-average remaining lease term (in years) - operating leases	7.3
Weighted-average discount rate - operating leases	9%

The future minimum lease payments to be paid under non-cancelable leases in effect at March 31, 2019 including operating lease liabilities that are classified as HFS (see Note 4. Business Divestiture), are as follows (in thousands):

As of March 31, 2019	Operating leases
2019 (remaining nine months)	$11,154
2020	13,715
2021	11,119
2022	8,625
2023	8,551
Thereafter	39,668
Total lease payments	92,832
Less: imputed interest	(32,099)
Total	$60,733

As of March 31, 2019, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $36.7 million. These operating leases will commence in the third quarter of fiscal 2019 with lease terms ranging from 1 year to 19 years.

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

We also have agreements with several suppliers, including some of our non-consolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by three vendors for periods of up to 2 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements or fail to satisfy our obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of March 31, 2019 are as follows:

(In thousands)	Fiscal 2019 (remaining nine months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total[1]
Future purchase obligations	$309,322	$374,930	$38,650	$35,425	$32,550	$—	$790,877
1Total future purchase obligations were composed of $182.8 million related to non-cancellable purchase orders and $608.1 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, we have entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of March 31, 2019 and December 30, 2018, advances to suppliers totaled $158.5 million and $171.6 million, respectively, of which $95.6 million and $37.9 million, respectively, is classified as Advances to suppliers, current portion on our condensed consolidated balance sheets. One supplier accounted for 99.9% and 99.6% of total advances to suppliers as of March 31, 2019 and December 30, 2018, respectively.

Advances from Customers

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our condensed consolidated balance sheets as of March 31, 2019 is as follows:

(In thousands)	Fiscal 2019 (remaining nine months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Estimated utilization of advances from customers	$57,032	$15,352	$29,773	$—	$—	$—	$102,157

We have entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, we and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, we received a prepayment totaling $88.5 million. As of March 31, 2019, the advance payment from Total was $59.9 million, of which $18.6 million was classified as short-term on our condensed consolidated balance sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activities for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Balance at the beginning of the period	$172,266	$181,303
Accruals for warranties issued during the period	4,621	3,838
Settlements and adjustments during the period	(13,683)	(5,972)
Balance at the end of the period	$163,204	$179,169

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is a distinct service and we account for the extended warranty as a performance obligation and allocates a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation.

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of March 31, 2019 and December 30, 2018, we had $4.3 million and $3.3 million, respectively, classified as "accrued liabilities," and $6.9 million and $6.5 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 10. Equity Investments"). As of March 31, 2019, we have future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year:
2019 (remaining nine months)	$940
2020	2,900
$3,840

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $17.8 million and $16.8 million as of March 31, 2019 and December 30, 2018, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may re-determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. For sales contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies," and reduce the revenue recognized in the related transaction. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue.

As of March 31, 2019, and December 30, 2018, our provision was $4.5 million and $4.2 million, respectively, primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our condensed consolidated balance sheets. As of both March 31, 2019 and December 30, 2018, the underfunded status of our pension plans presented within "other long-term liabilities" on our condensed consolidated balance sheets was $2.6 million. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was zero for the three months ended March 31, 2019 and April 1, 2018.

Legal Matters

We are a party to various litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Note 10. EQUITY INVESTMENTS

Our equity investments consist of equity method investments, equity investments with readily determinable fair value and equity investments without readily determinable fair value.

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in our condensed consolidated statements of Operations. Unrealized gains and losses on equity investments are reflected as "other, net" under other income (expense), net in our condensed consolidated statements of operations. The carrying value of our equity investments, classified as "other long-term assets" on our condensed consolidated balance sheets, are as follows:

	As of
(In thousands)	March 31, 2019	December 30, 2018
Equity method investments:
Dongfang	$34,302	$32,784
Project entities	2,034	2,044
Total equity method investments	36,336	34,828
Equity investments with readily determinable fair value:
Enphase	69,225	36,225
Total equity investments with readily determinable fair value	69,225	36,225
Equity investment with fair value option:
SunStrong Capital Holdings, LLC[1]	9,454	8,831
Total equity investment with fair value option	9,454	8,831
Equity investments without readily determinable fair value:
Project entities	2,946	2,951
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	8,805	8,810
Total equity investments	$123,820	$88,694

1We have elected the FVO in accordance with the guidance in ASC 323, for our investment in SunStrong joint venture.

Summarized Financial Statements

The following table presents summarized financial statements for SunStrong Capital Holdings, LLC, a significant investee, based on unaudited information provided to us by the investee:

Three Months Ended,
(In thousands)	March 31, 2019
Summarized statements of operations information:
Revenue	22,626
Gross loss	(1,209)
Net income	3,256

	As of
(In thousands)	March 31, 2019	December 30, 2018
Summarized balance sheet information:
Current assets	47,019	103,413
Long-term assets	867,082	868,185
Current liabilities	23,696	85,154
Long-term liabilities	662,765	660,065

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	March 31, 2019	December 30, 2018
Accounts receivable	$15,939	$19,062
Accounts payable	44,424	7,982
Accrued liabilities	14,804	22,364

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Payments made to investees for products/services	$23,521	$8,419
Revenues and fees received from investees for products/services[1]	900	1,757

1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	March 31, 2019				December 30, 2018
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$420,269	$420,269	$425,000	$—	$419,958	$419,958
0.875% debentures due 2021	400,000	—	398,563	398,563	400,000	—	398,398	398,398
CEDA loan	30,000	—	29,083	29,083	30,000	—	29,063	29,063
Non-recourse financing and other debt[1]	82,747	41,218	40,572	81,790	49,073	39,500	9,273	48,773
	$937,747	$41,218	$888,487	$929,705	$904,073	$39,500	$856,692	$896,192
1Other debt excludes payments related to capital leases, which are disclosed in "Note 9. Commitments and Contingencies."

As of March 31, 2019, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2019 (remaining nine months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Aggregate future maturities of outstanding debt	$41,328	$4,037	$431,973	$694	$425,732	$33,983	$937,747

Convertible Debt

The following table summarizes our outstanding convertible debt:

	March 31, 2019			December 30, 2018
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$420,269	$425,000	$350,808	$419,958	$425,000	$341,968
0.875% debentures due 2021	398,563	400,000	339,664	398,398	400,000	306,904
	$818,832	$825,000	$690,472	$818,356	$825,000	$648,872
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

Other Debt and Credit Sources

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of March 31, 2019, the fair value of the Bonds was $32.4 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of both March 31, 2019 and December 30, 2018, we had no outstanding borrowings under the Revolver.

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

As of March 31, 2019 and December 30, 2018, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $2.6 million and $3.0 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants including maintaining $5.0 million of cash in a designated account, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. As of March 31, 2019, we had drawn $9.0 million under this facility.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of March 31, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our condensed consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow on our condensed consolidated statements of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

The following presents a summary of our non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	March 31, 2019	December 30, 2018	Balance Sheet Classification
Solar Services:
Tax equity partnership flip facilities	64,956	58,810	Non-controlling interests in subsidiaries
Credit Agricole warehouse facility	22,303	—	Long-term debt

Commercial Projects:
Arizona loan	6,599	6,650	Short-term debt and Long-term debt

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	March 31, 2019	December 30, 2018
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$392	$—
		$392	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$272	$729
		$272	$729

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$121	$—
Interest rate contracts	Other long-term liabilities	232	152
		$353	$152

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$583	$1,161
Interest rate contracts	Other long-term liabilities	—	—
		$583	$1,161

	March 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$664	$—	$664	$663	$—	$1
Derivative liabilities	$936	—	936	663	—	273

	December 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$729	$—	$729	$729	$—	$—
Derivative liabilities	1,313	—	1,313	729	—	584

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our condensed consolidated balance sheets:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(164)	$(561)
Unrealized gain recognized in OCI (effective portion)	188	1,635
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	—	(35)
Less: (Gain) loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	(3)	6
Net gain on derivatives	185	1,606
Gain in OCI at the end of the period	$21	$1,045

The following table summarizes the amount of gain or loss recognized in "other, net" in our condensed consolidated statements of operations in the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Derivatives designated as cash flow hedges:
Gain recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Derivatives not designated as hedging instruments:
Gain recognized in "Other, net"	$909	$1,339

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

Our cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses and interest rate fluctuations. We derive a portion of our revenues in foreign currencies, predominantly in Euro, as part of our ongoing business operations. In addition, a portion of our assets are held in foreign currencies. We enter into foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than our functional currency. In the first quarter of fiscal 2019, we entered into foreign currency option contracts to manage volatility related to transactions that are denominated in Euros. We plan to continue entering into these contracts on a quarterly basis. Our foreign currency forward and option contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.

As of March 31, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $44.9 million and zero, respectively. As of March 31, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $101.5 million. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of three months or less and consist of foreign currency forward and option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our condensed consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations and cash flows. As of March 31, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $17.4 million. These contracts have maturity of three months or less and consist of foreign currency forward contracts. As of December 30, 2018, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $11.4 million. These contracts matured in January 2019.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of March 31, 2019 and December 30, 2018, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.6 million and $6.7 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our condensed consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

 In the three months ended March 31, 2019, our income tax provision of $5.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $100.4 million was primarily due to the projected tax expense in foreign jurisdictions that are profitable, and a net change in valuation allowance from a foreign jurisdiction. Our income tax benefit of $2.6 million in the three months ended April 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $142.8 million was primarily due to projected tax expense in foreign jurisdictions that are profitable.

In the three months ended March 31, 2019, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Total liabilities associated with uncertain tax positions were $17.8 million and $16.8 million as of March 31, 2019 and December 30, 2018, respectively. There have not been any material changes to our uncertain tax position as of March 31, 2019 as compared to our full year positions as of December 30, 2018.

Note 14. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share attributable to stockholders:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2019	April 1, 2018
Numerator:
Net loss attributable to stockholders	$(89,724)	$(115,974)
Denominator[1]:
Basic and diluted weighted-average common shares	141,720	140,212

Basic and diluted net loss per share attributable to stockholders	$(0.63)	$(0.83)

1As a result of our net loss attributable to stockholders for the three months ended March 31, 2019 and April 1, 2018, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Restricted stock units	7,294	3,038
Upfront warrants (held by Total)	—	9,532
4.00% debentures due 2023	13,922	13,922
0.75% debentures due 2018	—	12,026
0.875% debentures due 2021	8,203	8,203

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Cost of SunPower Energy Services revenue	$168	$361
Cost of SunPower Technologies revenue	—	580
Research and development	593	2,878
Sales, general and administrative	4,905	4,939
Total stock-based compensation expense	$5,666	$8,758

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Restricted stock units	$6,628	$9,209
Change in stock-based compensation capitalized in inventory	(962)	(451)
Total stock-based compensation expense	$5,666	$8,758

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

In the fourth quarter of 2018, in connection with our efforts to improve operational focus and transparency, drive overhead accountability into segment operating results, and increase strategic agility across the value chain from our upstream business' core strength in manufacturing and technology to our downstream business' core strength in offering complete solutions in residential and commercial markets, we reorganized our segment reporting to an upstream and downstream structure. Previously, we operated under three end-customer segments comprised of our (i) Residential Segment, (ii) Commercial Segment, and (iii) Power Plan Segment. Historically, the Residential Segment referred to sales of solar energy solutions to residential end-customers, the Commercial Segment referred to sales of energy solutions to commercial and public entity end-customers, and the Power Plant Segment referred to our large-scale solar products and systems and component sales.

Under the new segmentation, SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global O&M services. SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The reorganization provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the SunPower Energy Services Segment and the SunPower Technologies Segment.

Reclassifications of prior period segment information have been made to conform to the current period presentation. These changes did not materially affect our previously reported Consolidated Financial Statements.

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

8point3 Energy Partners

We include adjustments related to the sales of projects contributed to 8point3 Energy Partners based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion was deferred in proportion to our retained equity interest in 8point3 Energy Partners, at the time. Prior to the adoption of ASC 606, these sales were recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. We adopted ASC 606 on January 1, 2018, using the full retrospective method, which required us to restate each prior period presented. We recorded a material amount of deferred profit associated with projects sold to 8point3 Energy Partners in 2015, the majority of which had previously been deferred under real estate accounting. Accordingly, our carrying value in the 8point3 Group materially increased upon adoption which required us to evaluate our investment in 8point3 Energy Partners for other-than-temporary impairment ("OTTI"). In accordance with such evaluation, we recognized an OTTI charge on the 8point3 investment balance in fiscal 2017. On June 19, 2018, we sold our equity interest in the 8point3 Group.

Legacy utility and power plant projects

We include adjustments related to the revenue recognition of certain legacy utility and power plant projects based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations and, when relevant, the allocation of revenue and margin to our project development efforts at the time of initial project sale.

Legacy sale-leaseback transactions

We include adjustments related to the revenue recognition on certain legacy sale-leaseback transactions entered into before December 31, 2018, based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions were accounted for under the financing method in accordance with the applicable accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to our incremental borrowing rate adjusted solely to prevent negative amortization. Under IFRS, revenue and profit are recognized at the time of sale to the buyer-lessor if certain criteria are met.

Unrealized gain on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, unrealized gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A.. Management believes that excluding the unrealized gain or loss on the equity investments is consistent with our internal reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects our ongoing results.

Other Adjustments

Intersegment Gross Margin

To increase efficiencies and the competitive advantage of our technologies, SunPower Technologies sells solar modules to SunPower Energy Services based on transfer prices determined based on management's assessment of market-based pricing terms. Such intersegment sales and related costs are eliminated at the corporate level to derive our condensed consolidated financial results.

Impairment of residential lease assets

In the fourth quarter of fiscal 2017, we made the decision to sell or refinance our interest in the Residential Lease Portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of the Residential Lease Portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of our solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. In the fourth quarter of fiscal 2018, we sold membership units representing a 49% membership interest in our residential lease business and retained a 51% membership interest. The loss on divestment and the remaining unsold residential lease assets impairment with its corresponding depreciation savings are excluded from our segment results as they are non-cash in nature and not reflective of ongoing operating results.

Construction revenue on solar services contracts

Upon adoption of the new lease accounting guidance ("ASC 842") in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. Management believes it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds, as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period.

Cost of above-market polysilicon

As described in "Note 9. Commitments and Contingencies," we have entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. We have excluded the impact of our above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from our segment results.

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

Depreciation of idle equipment

We changed the deployment plan for our next generation of solar cell technology, and revised our depreciation estimates to reflect the use of certain assets over their shortened useful life. Such asset depreciation is excluded from our operating results as it is non-cash in nature and not reflective of ongoing operating results.

Gain on business divestiture

On March 26, 2019, we entered into a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In connection with this sale, we recognized a gain relating to this business divestiture. Management believes that it is appropriate to exclude this gain from our segment results as it is not reflective of ongoing operating results.

Transaction-related costs

In connection with material transactions such as acquisition or divestiture of a business, we incurred transaction costs including legal and accounting fees. Management believes that it is appropriate to exclude these costs from our segment results as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Business reorganization costs

In connection with the reorganization of our business into an upstream and downstream business unit structure, we incurred and expect to continue incurring expenses in the upcoming quarters associated with reclassifying prior period segment information, reorganization of corporate functions and responsibilities to the business units, updating accounting policies and processes and implementing systems to fulfill the requirements of the master supply agreement between the segments. We believe that it is appropriate to exclude these from our segment results as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Restructuring charges (credits)

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

Segment and Geographical Information

The following tables present segment results for the three months ended March 31, 2019 and April 1, 2018 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended March 31, 2019		Three Months Ended April 1, 2018
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$166,647	$—	$145,945	$—
North America Commercial	65,125	—	96,895	—
Operations and maintenance	9,953	—	12,548	—
International DG	—	79,523	—	61,771
Module sales	—	89,417	—	46,333
Development services and legacy power plant	—	894	—	35,456
Intersegment revenue	—	60,800	—	108,874
Total segment revenue as reviewed by CODM	$241,725	$230,634	$255,388	$252,434
Segment gross profit as reviewed by CODM	$17,873	$(858)	$35,634	$(3,222)
Adjusted EBITDA	$(13,911)	$(8,500)	$42,005	$5,845

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended
(In thousands):	March 31, 2019	April 1, 2018
Total segment revenue as reviewed by CODM	$472,359	507,822
Adjustments to segment revenue:
Intersegment elimination	(60,800)	(108,874)
8point3 Energy Partners	—	251
Legacy utility and power plant projects	171	1,792
Legacy sale-leaseback transactions	—	(9,103)
Construction revenue on solar services contracts	(63,505)	—
Condensed Consolidated GAAP revenue	$348,225	$391,888

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit	Three Months Ended
(In thousands):	March 31, 2019	April 1, 2018
Segment gross profit	$17,015	$32,412
Adjustments to segment gross profit:
Intersegment elimination	7,636	(6,144)
Legacy utility and power plant projects	(116)	268
Legacy sale-leaseback transactions	823	3,039
Construction revenue on solar services contracts	(11,386)	—
Impairment of residential lease assets[1]	125	3,853
Cost of above-market polysilicon	(49,428)	(18,700)
Stock-based compensation expense	(168)	(941)
Amortization of intangible assets	(1,786)	(2,492)
Depreciation of idle equipment	—	(721)
Condensed Consolidated GAAP gross profit	$(37,285)	$10,574

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Three Months Ended
(In thousands):	March 31, 2019	April 1, 2018
Segment adjusted EBITDA	$(22,411)	$47,850
Adjustments to segment adjusted EBITDA:
8point3 Energy Partners	—	177
Legacy utility and power plant projects	(116)	268
Legacy sale-leaseback transactions	(4,911)	(1,373)
Unrealized gain on equity securities	33,000	—
Construction revenue on solar services contracts	3,740	—
Impairment of residential lease assets[1]	(8,313)	(45,139)
Cost of above-market polysilicon	(49,428)	(18,700)
Stock-based compensation expense	(5,666)	(8,758)
Amortization of intangible assets	(1,786)	(2,492)
Depreciation of idle equipment	—	(721)
Gain on business divestiture	6,114	—
Transaction-related costs	(1,422)	—
Business reorganization costs	(2,649)	—
Restructuring credits (charges)	665	(11,177)
Non-cash interest expense	(10)	(22)
Equity in earnings (losses) of unconsolidated investees	(1,680)	2,144
Net loss attributable to noncontrolling interests	(14,841)	(31,623)
Cash interest expense, net of interest income	(10,206)	(20,165)
Depreciation	(19,181)	(37,576)
Corporate	(1,347)	(15,518)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	$(100,448)	$(142,825)
1 For the three months ended March 31, 2019 and April 1, 2018, we recorded in aggregate a loss on sale and impairment of residential lease assets of $9.2 million and $49.1 million, respectively. As a result of the partnership flip structures with noncontrolling interests where these assets are held in, we allocated $0.8 million and an insignificant amount to the noncontrolling interest using the HLBV method for the three months ended March 31, 2019 and April 1, 2018, respectively. The net impairment charges attributable to us totaled $8.3 million and $49.0 million for the three months ended March 31, 2019 and April 1, 2018, respectively. For the three months ended March 31, 2019 and April 1, 2018, we also recorded $0.1 million and $3.9 million of depreciation savings as a result of the impairment charge recognized in the prior periods, respectively.

	Three Months Ended
(As a percentage of total revenue):	March 31, 2019	April 1, 2018
Revenue by geography:
United States	51%	69%
France	12%	10%
Rest of World	37%	21%
	100%	100%

Note 17. SUBSEQUENT EVENTS

On April 12, 2019, we entered into a Loan Agreement with Hannon Armstrong under which we can borrow a subordinated, mezzanine loan of up to approximately $37.3 million. The initial draw down on April 12, 2019 was $15.6 million. We received $10.9 million cash, net of issuance cost and certain holdback in the amount of $4.4 million subject to anticipated future refinancing.

On April 30, 2019, we completed the sale of one additional Portfolio in exchange of a total consideration of $10.3 million, pursuant to the Purchase and Sale Agreement relating to the sale of our commercial sale-leaseback portfolio (see Note 4. Business Divestiture). We received net consideration of $9.9 million on closing, net of fees, expenses, and holdback amounts pertaining to certain retained obligations.

On May 3, 2019, we completed the sale of another Portfolio in exchange of a total consideration of $24.0 million, pursuant to the Purchase and Sale Agreement relating to the sale of our commercial sale-leaseback portfolio (see Note 4. Business Divestiture). We received net consideration of $22.9 million on closing, net of fees, expenses, and holdback amounts pertaining to certain retained obligations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," or "our") is a leading global energy company that delivers solar solutions to customers worldwide through an array of hardware, software, and financing options and through utility-scale solar power system construction and development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recent Developments

Effective December 31, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended ("ASC 842") using the optional transition method as discussed in "Part I-Item 1. Financial Statements-Notes to the Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies" of this Quarterly Report on Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

Key transactions during the fiscal quarter ended March 31, 2019 include the following:

Sale of Commercial Sale-Leaseback Portfolio

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

On March 26, 2019, we entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, membership interests in certain of our holding company subsidiaries (the “Holdco” or “Holdcos”) that directly or indirectly own leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor") and other related subsidiaries. The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each lessor represents a separate asset (“Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement.

The consummation of the sale and purchase of each Portfolio is subject to a number of customary conditions precedent, including receipt of certain third-party consents and approvals, including those of the applicable Lessor. The completion of sale of each Portfolio will happen as the underlying conditions precedent are satisfied.

On March 29, 2019, we completed the sale of one such Portfolio in exchange for total consideration of $7.6 million in cash. We also retained a favorable O&M contract given current market pricing, which we recorded at fair value as an other intangible asset. In evaluating the accounting treatment for this transaction, we concluded that the Portfolio meets the definition of a business. In connection with the sale transaction, we recognized a gain of $6.1 million, which is included within "gain on business divestiture" in our condensed consolidated statements of operations for the three months ended March 31, 2019.

On April 30, 2019, we completed the sale of one additional Portfolio in exchange of a total consideration of $10.3 million, pursuant to the Purchase and Sale Agreement relating to the sale of our commercial sale-leaseback portfolio (see Note 4. Business Divestiture). We received net consideration of $9.9 million on closing, net of fees, expenses, and holdback amounts pertaining to certain retained obligations.

On May 3, 2019, we completed the sale of another Portfolio in exchange of a total consideration of $24.0 million, pursuant to the Purchase and Sale Agreement relating to the sale of our commercial sale-leaseback portfolio (see Note 4. Business Divestiture). We received net consideration of $22.9 million on closing, net of fees, expenses, and holdback amounts pertaining to certain retained obligations.

Segments Overview

In the fourth quarter of fiscal 2018, in connection with our efforts to improve operational focus and transparency, drive overhead accountability into segment operating results, and increase strategic agility across the value chain from our upstream business' core strength in manufacturing and technology to our downstream business's core strength in offering complete solutions in residential and commercial markets, we reorganized our segment reporting to an upstream and downstream structure. Previously, we operated under three end-customer segments, comprised of our (i) Residential Segment, (ii) Commercial Segment, and (iii) Power Plant Segment. Historically, the Residential Segment referred to sales of solar energy solutions to residential end-customers, the Commercial Segment referred to sales of energy solutions to commercial and public entity end-customers, and the Power Plant Segment referred to our large-scale solar products and systems and component sales.

Under the new segmentation, SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG"), including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. The SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The reorganization provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the SunPower Energy Services Segment and SunPower Technologies Segment.

For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. For more segment information, see "Item 1. Financial Statements—Note 16. Segment Information and Geographical Information" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Outlook

Demand

During fiscal 2018, we faced market challenges, including competitive solar product pricing pressure including the impact of tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. The tariffs went into effect on February 7, 2018. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our Maxeon 3, Maxeon 2 and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Additionally, the Office of the United States Trade Representative (“USTR”) initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. Uncertainties associated with the Section 201 and Section 301 trade cases prompted us to adopt a restructuring plan and implement initiatives to reduce operating expenses and cost of revenue overhead and improve cash flow. During fiscal 2018, we incurred total tariffs charges of approximately $42.5 million.

In fiscal 2019, we continue to focus on investments that we expect will offer the best opportunities for growth including our industry-leading Maxeon 5 cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We believe that our strategic decision to re-segment our business into an upstream and downstream structure, to focus our downstream efforts on our leading U.S. DG business while growing global sales of our upstream solar panel business through our SunPower Solutions group, will improve transparency and enable us to regain profitability in 2019.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. These changes are likely to result in a wide range of impacts to the U.S. solar industry and our business. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Supply

We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-focused approach, we launched our SunPower Helix product for our commercial business customers during fiscal 2015 and our SunPower Equinox product for our residential business customers during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon Gen 3 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. During fiscal 2016 we also launched our next generation technology for our existing Oasis modular solar power blocks for power plant applications. With the addition of these modular solutions in our residential and commercial applications, we are able to provide complete solutions across all end-customers. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We monitor and change our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency Maxeon 3 product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We previously closed our Fab 2 cell manufacturing facility and our panel assembly facility in the Philippines and are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we are also increasing production of our new P-Series technology, including our newly-acquired U.S. manufacturing capabilities.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Item 1. Financial Statements—Note 4. Divestiture" and "Note 9. Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. When the pricing under these agreements significantly exceeds market value, they may result in inventory write-downs based on expected net realizable value. Additionally, existing arrangements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Results of Operations

Revenue

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
SunPower Energy Services	$178,221	$246,928	(28)%
SunPower Technologies	230,804	253,834	(9)%
Intersegment eliminations	(60,800)	(108,874)	(44)%
Total revenue	$348,225	$391,888	(11)%

Total Revenue:

Our total revenue decreased by 11% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily due to decrease in our SunPower Energy Services Segment attributed to lower solar services revenue as a result of ASC 842 adoption, which now precludes upfront revenue recognition on sales-type leases and lower volume sold to our commercial dealers. Decline in our SunPower Technologies Segment revenue for the three months ended March 31, 2019 compared to the three months ended April 1, 2018 is primarily attributable our decision to cease the development of large-scale solar power projects beginning in fiscal 2018.

We did not have significant customers that accounted for greater than 10% of total revenue in the three months ended March 31, 2019 and April 1, 2018.

SunPower Energy Services Segment Revenue:

Revenue from residential customers decreased 29% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily due to the adoption of new lease standards (ASC 842). Revenue from sales-type leases placed in service in the first quarter of fiscal 2018 was recognized upfront under the legacy lease accounting guidance. Such revenue is now recognized over the service period in accordance with revenue accounting guidance. Revenue from our commercial business decreased 26% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 primarily because of lower volume of systems and components sold to dealers.

SunPower Technologies Segment Revenue:

Revenue for the segment decreased by 9% during the three months ended March 31, 2019, primarily due to reduced revenues from power plant development projects as we ceased the development of large-scale solar power projects, which was partially offset by increased module sales outside of the U.S. The intersegment revenue from module sales also decreased due to lower sales to SunPower Energy Services Segment Revenue.

Cost of Revenue

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
SunPower Energy Services	$171,078	$206,003	(17)%
SunPower Technologies	282,868	278,041	2%
Intersegment eliminations	(68,436)	(102,730)	(33)%
Total cost of revenue	$385,510	$381,314	1%
Total cost of revenue as a percentage of total revenue	111%	97%
Total gross margin percentage	(11)%	3%

Total Cost of Revenue:

Our total cost of revenue increased 1% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily due to loss on ancillary sale of above-market polysilicon, higher inventory reserve charges related to certain end-of-life products, and pre-operating capacity charges on new product developments. This increase was partially offset by impairment charges on certain solar power development projects during the three months ended April 1, 2018, and lower volume in U.S. residential and commercial sales.

Gross Margin

	Three Months Ended
	March 31, 2019	April 1, 2018
SunPower Energy Services	4%	17%
SunPower Technologies	(23)%	(10)%

SunPower Energy Services Segment Gross Margin:

Gross margin for our SunPower Energy Services Segment decreased 13% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily as a result of no upfront recognition of gross margin on sales-type leases subsequent to the adoption of ASC 842, change in product mix, and fewer EPC projects compared to the three months ended April 1, 2018.

SunPower Technologies Segment Gross Margin:

Gross margin for our SunPower Technologies Segment decreased 13% during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily due to loss on ancillary sale of above-market polysilicon, higher inventory reserve charges related to certain end-of-life products, and pre-operating capacity charges on new product developments, partially offset by impairment charges on certain solar power developments projects during the three months ended April 1, 2018.

Research and Development ("R&D")

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
R&D	$14,993	$19,052	(21)%
As a percentage of revenue	4%	5%

R&D expense decreased by $4.1 million during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018. The decrease was primarily due to a decrease in labor costs as a result of reductions in headcount driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
SG&A	$62,857	$65,295	(4)%
As a percentage of revenue	18%	17%

SG&A expense decreased by $2.4 million during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Restructuring (credits) charges	$(665)	$11,177	(106)%
As a percentage of revenue	—%	3%

Restructuring charges decreased $11.8 million during the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily because we have already incurred the majority of severance and benefits charges in connection with the February 2018 restructuring plan in prior periods. See "Item 1. Financial Statements—Note 8. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans. As a result of the February 2018 restructuring plan, we expect to generate annual cost savings of approximately $20.5 million in operating expenses, largely cash savings, primarily from a reduction in global workforce; the savings commenced in the first quarter of fiscal 2018.

Impairment of residential lease assets

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Impairment of residential lease assets	$9,226	$49,092	(81)%
As a percentage of revenue	3%	13%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in our Residential Lease Portfolio. As a result, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio. As a result of our evaluation, we recognized non-cash impairment charges of $49.1 million within "impairment of residential lease assets" on the condensed consolidated statements of operations for the three months ended April 1, 2018. In November 2018, we completed the sale of the majority of our Residential Lease Portfolio to Hannon Armstrong through sale of partial equity interests in SunStrong Capital Holdings LLC ("SunStrong"), our wholly-owned subsidiary at that time. The transaction resulted in deconsolidation of SunStrong from our books, as we and Hannon Armstrong exercised joint control after the sale. In the first fiscal quarter of 2019, we continued recording additional non-cash impairment charges of $9.2 million for the remaining assets in the Residential Lease Portfolio that has yet to be sold.

Gain on business divestiture

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Gain on business divestiture	$(6,114)	$—	100%
As a percentage of revenue	(2)%	—%

In the first quarter of fiscal 2019, we completed the sale of a commercial sale-leaseback portfolio and recognized a gain of $6.1 million, which is included within "gain on business divestiture" on our condensed consolidated statements of operations for the three months ended March 31, 2019.

Other Expense, Net

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Interest income	$852	$529	61%
Interest expense	(16,791)	(25,106)	(33)%
Other Income (expense):
Other, net	33,073	15,794	109%
Other expense, net	$17,134	$(8,783)	(295)%
As a percentage of revenue	5%	(2)%

Interest expense decreased $8.3 million in the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 primarily due to deconsolidation of the non-recourse residential financing obligations in connection with the sale of the Residential Lease Portfolio in November 2018.

Other income increased by $17.3 million in the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily due to a $33.0 million unrealized gain on a marketable equity investment in the first quarter of 2019 as compared to a gain of $14.3 million on sale of an equity method investment during the three months ended April 1, 2018.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Provision for income taxes	$(5,797)	$(2,628)	121%
As a percentage of revenue	(2)%	(1)%

In the three months ended March 31, 2019, our income tax provision of $5.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $100.4 million was primarily due to the related tax expense in foreign jurisdictions that were profitable, and a net change in valuation allowance from foreign jurisdiction. The income tax provision of $2.6 million in the three months ended April 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $142.8 million, was primarily due to the related tax expense in foreign jurisdictions that were profitable.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, the accumulated foreign earnings were deemed to have been taxed and were no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of March 31, 2019 as these are intended to be indefinitely reinvested in operations outside the United States.

We record a valuation allowance to reduce our deferred tax assets in the U.S., Malta, South Africa, Spain, and Mexico to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On July 24, 2018, the Ninth Circuit Court of Appeal reversed the Tax Court’s decision made in year 2015. On August 7, 2018, the Ninth Circuit Court of Appeal withdrew the issued decision to allow for additional time to confer on the appeal. We confirmed that there were no changes to the decision and will continue to monitor for ongoing developments and potential impacts to our condensed consolidated financial statements.

Equity in Earnings (Losses) of Unconsolidated Investees

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Equity in earnings (losses) of unconsolidated investees	$1,680	$(2,144)	(178)%
As a percentage of revenue	—%	(1)%

Our equity in earnings (losses) of unconsolidated investees increased $3.8 million in the three months ended March 31, 2019 as compared to the three months ended April 1, 2018, primarily driven by an increase in our share of earnings generated by certain equity investment as compared to a decrease in our share of earnings generated by the activities of the 8point3 Energy Partners and its affiliates (the "8point3 Group") during the first quarter of fiscal 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands, except percentages)	March 31, 2019	April 1, 2018	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$14,841	$31,623	(53)%

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

In the three months ended March 31, 2019 and April 1, 2018, we attributed $14.8 million and $31.6 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $16.8 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily due to deconsolidation of majority of residential lease assets in the last quarter of fiscal 2018.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

There were no significant changes in our critical accounting estimates during the fiscal quarter ended March 31, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018
Net cash used in operating activities	$(149,030)	$(233,262)
Net cash used in investing activities	$(24,471)	$(11,623)
Net cash provided by financing activities	$46,529	$62,640

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $149.0 million and was primarily the result of: (i) net loss of $104.6 million; (ii) $41.7 million increase in inventories to support the construction of our solar energy projects; (iii) $33.0 million unrealized gain on equity investments with readily determinable fair value; (iv) $28.8 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (v) $14.6 million decrease in contract liabilities driven by construction activities; (vi) $6.1 million gain on business divestiture; (vii) $1.7 million decrease in equity in earnings of unconsolidated investees; (viii) $1.6 million increase in long-term financing receivables related to our net investment in sales-type leases; and (ix) $2.6 million decrease in operating lease liabilities. This was partially offset by: (i) net non-cash charges of $32.3 million related to depreciation, stock-based compensation and other non-cash charges; (ii) $13.1 million increase in advance payments made to suppliers; (iii) $12.2 million decrease in accounts receivable, primarily driven by billings; (iv) impairment of residential lease assets of $9.2 million; (v) $11.7 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (vi) $2.6 million decrease in operating lease right-of-use assets; (vii) $2.0 million net change in income taxes; (viii) $1.7 million decrease in contract assets driven by construction activities; and (ix) $0.8 million decrease in project assets, primarily related to the construction of our Commercial solar energy projects.

Net cash used in operating activities in the three months ended April 1, 2018 was $233.3 million and was primarily the result of: (i) a net loss of $147.6 million; (ii) a $100.2 million decrease in accounts payable and other accrued liabilities, primarily attributable to the procurement of polysilicon and vendor payments; (iii) $38.1 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) $34.2 million increase in inventories to support the construction of our solar energy projects; (v) $33.1 million decrease in contract liabilities driven by construction activities; (vi)$23.6 million increase in contract assets driven by construction activities; (vii) $15.6 million gain on the sale of equity method investment; (viii) a $0.3 million net change in income taxes. This was partially offset by: (i) net non-cash charges of $52.3 million related to depreciation, stock-based compensation and other non-cash charges; (ii) the impairment of residential lease assets of $49.1 million; (iii) a $20.5 million decrease in project assets, primarily related to the write-downs in Power Plant solar energy development projects; (iv) $13.9 million decrease in accounts receivable; (v) a $10.9 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (vi) $5.4 million dividend from 8point3 Energy Partners; (vii) a $5.1 million decrease in advance payments made to suppliers; (viii) $2.1 million decrease in equity in earnings of unconsolidated investees.

Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2019 was $24.5 million, which included $34.1 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems. This was partially offset by proceeds of $9.7 million from business divestiture.

Net cash used in investing activities in the three months ended April 1, 2018 was $11.6 million, which included (i) $35.3 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $6.3 million paid for investments in consolidated and unconsolidated investees. This was partially offset by proceeds from the sale of investment in joint ventures of $27.3 million and a $2.7 million dividend from 8point3 Energy Partners.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2019 was $46.5 million, which included: (i) $22.3 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (ii) $21.0 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $9.6 million in net proceeds of bank loans and other debt. This was partially offset by: (i) $3.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; (ii) $2.4 million in settlement of a contingent consideration arrangement.

Net cash provided by financing activities in the three months ended April 1, 2018 was $62.6 million, which included: (i) $31.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests primarily related to residential lease projects; and (ii) $28.9 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. (iii) $8.2 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs. This was partially offset by $4.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock and a $1.3 million in net repayments of bank loans and other debt.

Debt and Credit Sources

Convertible Debentures

As of March 31, 2019, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of March 31, 2019, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of March 31, 2019, the fair value of the Bonds was $32.4 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of March 31, 2019, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheets.

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

Available borrowings under the Revolver are $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total S.A. under the Letter Agreement. Amounts borrowed under the facility may be repaid and re-borrowed until the maturity date.

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of March 31, 2019, we had no outstanding borrowings under the revolving credit facility.

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

As of March 31, 2019, letters of credit issued under the Deutsche Bank Trust facility totaled $2.6 million, which was fully collateralized with restricted cash as classified on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. As of March 31, 2019, we had drawn $9.0 million under this facility.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of March 31, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of March 31, 2019, we had unrestricted cash and cash equivalents of $185.6 million as compared to $309.4 million as of December 30, 2018. Our cash balances are held in numerous locations throughout the world, and as of March 31, 2019, we had approximately $52.4 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $72.3 million in fiscal 2019 in order to increase our manufacturing capacity for our highest efficiency Maxeon 3 product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of March 31, 2019, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs, we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We have entered into multiple facilities with third-party investors under which both parties will invest in entities that hold SunPower solar power systems and leases with residential customers. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in the Residential Lease Portfolio. As a result, we determined it was necessary to evaluate our Residential Lease Portfolio for potential impairment. For additional information, see "Item 1. Financial Statements—Note 6. Solar Services" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. During the three months March 31, 2019, we received $21.0 million in contributions from investors under the related facility agreements. During the fourth quarter of fiscal 2018, we successfully sold a portion of our interest in the Residential Lease Portfolio. In conjunction with our sale of the residential lease assets, we deconsolidated these less-than-wholly-owned entities in which we previously held a controlling interest. For further information, see "Item 8. Financial Statements and Supplementary Data—Note 4. Business Combinations and Divestitures" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

In fiscal 2019, we drew down $22.3 million of proceeds, net of issuance costs, under the loan agreements. During the fourth quarter of fiscal 2018, in conjunction with the sale of our interest in our residential lease assets portfolio we repaid these loans in full. We are actively arranging additional third-party financing for our continuing residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately 3.9 million of cash and cash equivalents within our remaining consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. For further information, see "Item 1. Financial Statements—Note 6. Solar Services" in the Notes to the condensed consolidated financial statements" in this Quarterly Report on Form 10-Q.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of March 31, 2019, outstanding amounts related to our project financing totaled $6.5 million.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013 by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Revolver was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the facility under the Revolver remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Revolver remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A., under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95.0 million under the Revolver. As of March 31, 2019, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.
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
Challenging industry conditions and a competitive environment extended throughout fiscal 2018 and first quarter of fiscal 2019. Our net losses, resulting in a net use of our available cash, continued in the first quarter of fiscal 2019 and are expected to continue through the remainder of fiscal 2019. Despite the challenging industry conditions, including uncertainty around the regulatory environment, we believe that our cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives. We continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

		Payments Due by Fiscal Period
(In thousands)	Total	2019 (remaining nine months)	2020-2021	2022-2023	Beyond 2023
Convertible debt, including interest[1]	$893,676	$12,000	$438,968	$442,708	$—
CEDA loan, including interest[2]	61,875	2,550	5,100	5,100	49,125
Other debt, including interest[3]	89,588	43,330	39,542	2,069	4,647
Future financing commitments[4]	3,840	940	2,900	—	—
Operating lease commitments[5]	129,484	12,332	29,879	22,219	65,054
Sale-leaseback financing[6]	492,671	21,574	59,546	57,936	353,615
Finance lease commitments[7]	2,559	465	1,266	828	—
Non-cancellable purchase orders[8]	182,819	182,819	—	—	—
Purchase commitments under agreements[9]	608,058	126,503	413,580	67,975	—
Deferred purchase consideration in connection with acquisition[10]	60,000	30,000	30,000	—	—
Total	$2,524,570	$432,513	$1,020,781	$598,835	$472,441

1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on March 31, 2019. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $3.8 million, subject to certain conditions.

5Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years which are classified as held-for-sale as of March 31, 2019 and various facility lease agreements including leases entered in that have not yet commenced.

6Sale-leaseback financing relates to future minimum lease obligations for solar power systems under sale-leaseback arrangements which were accounted for under the financing method and have been classified as held-for-sale as of March 31, 2019.

7Finance lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 6 years.

8Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

9Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and module-level power electronics and alternating current cables, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 5 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

10In connection with the acquisition of AUO SunPower Sdn. Bhd. in 2016, we are required to make noncancellable annual installment payments during 2019 and 2020.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of March 31, 2019 and December 30, 2018, total liabilities associated with uncertain tax positions were $17.8 million and $16.8 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 8% and 6% of our total revenue in the three months ended March 31, 2019 and April 1, 2018, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $2.9 million and $2.5 million in the three months ended March 31, 2019 and April 1, 2018.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 31, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $44.9 million and zero, respectively. As of March 31, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $101.5 million. As of March 31, 2019 and December 30, 2018, we had non-designated outstanding forward currency contracts with aggregate notional values of $17.4 million and $11.4 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of March 31, 2019 and December 30, 2018, advances to suppliers totaled $158.5 million and $171.6 million, respectively. One supplier accounted for 99.9% and 99.6% of total advances to suppliers as of March 31, 2019 and December 30, 2018, respectively.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. During the fourth quarter of fiscal 2018, we repaid all of our variable interest rate borrowings. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements under potential future borrowings. In addition, lower interest rates would have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of March 31, 2019 and December 30, 2018, investments of $36.3 million and $34.8 million, respectively, are accounted for using the equity method. As of both March 31, 2019 and December 30, 2018, investments of $8.8 million are accounted for using the measurement alternative method.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three months ended March 31, 2019, we recognized an unrealized gain of $33.0 million within "Other, net" under other income (expense), net, on the condensed consolidated statement of operations. These strategic equity investments in third parties are subject to risk of changes in market value could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Debt

As of March 31, 2019, we held outstanding convertible debentures with an aggregate face value of $825.0 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $400.0 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $690.5 million and $648.9 million as of March 31, 2019 and December 30, 2018, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

We also have interest rate risk relating to our other outstanding debt, besides debentures, all of which bear fixed rates of interest (Refer Note 11. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease on market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 31, 2018 through January 27, 2019	109,337	$5.39	—	—
January 28, 2019 through February 24, 2019	3,585	$5.86	—	—
February 25, 2019 through March 31, 2019	520,244	$6.47	—	—
	633,166	$6.28	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.4*	Membership Interest Purchase Agreement, dated as of March 26, 2019, by and among SunPower Corporation, SunPower AssetCo, LLC, and Elizabeth Cady Lessee Holdco LLC.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

May 10, 2019	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer