Form 10-Q
period 2019-06-30
SUNPOWER CORP
filed 2019-08-01
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware			94-3008969
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
77 Rio Robles	San Jose	California	95134
(Address of Principal Executive Offices and Zip Code)			(Zip Code)

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

The total number of outstanding shares of the registrant’s common stock as of July 26, 2019 was 142,527,682.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	June 30, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$167,253	$309,407
Restricted cash and cash equivalents, current portion	13,139	41,762
Accounts receivable, net[1]	211,921	175,605
Contract assets[1]	53,701	58,994
Inventories	350,575	308,146
Advances to suppliers, current portion	83,884	37,878
Project assets - plants and land, current portion	17,219	10,796
Prepaid expenses and other current assets	113,748	131,183
Total current assets	1,011,440	1,073,771

Restricted cash and cash equivalents, net of current portion	19,360	12,594
Restricted long-term marketable securities	6,126	5,955
Property, plant and equipment, net	434,011	839,871
Operating lease right-of-use assets	41,329	—
Solar power systems leased and to be leased, net	72,317	92,557
Advances to suppliers, net of current portion	62,914	133,694
Long-term financing receivables, net - held for sale	18,388	19,592
Other intangible assets, net	11,698	12,582
Other long-term assets	261,344	162,033
Total assets	$1,938,927	$2,352,649

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$398,071	$325,550
Accrued liabilities[1]	192,412	235,252
Operating lease liabilities, current portion	8,321	—
Contract liabilities, current portion[1]	109,118	104,130
Short-term debt	62,874	40,074
Total current liabilities	770,796	705,006

Long-term debt	102,347	40,528
Convertible debt[1]	819,308	818,356
Operating lease liabilities, net of current portion	38,938	—
Contract liabilities, net of current portion[1]	75,934	99,509
Other long-term liabilities	228,249	839,136
Total liabilities	2,035,572	2,502,535
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 154,105 shares issued, and 142,515 shares outstanding as of June 30, 2019; 152,085 shares issued, and 141,180 shares outstanding as of December 30, 2018	143	141
Additional paid-in capital	2,476,788	2,463,370
Accumulated deficit	(2,440,102)	(2,480,988)
Accumulated other comprehensive loss	(3,885)	(4,150)
Treasury stock, at cost: 11,590 shares of common stock as of June 30, 2019; 10,905 shares of common stock as of December 30, 2018	(191,434)	(187,069)
Total stockholders' deficit	(158,490)	(208,696)
Noncontrolling interests in subsidiaries	61,845	58,810
Total deficit	(96,645)	(149,886)
Total liabilities and equity	$1,938,927	$2,352,649

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue:
Solar power systems, components, and other[1]	$426,841	$353,780	$768,283	$682,640
Residential leasing	1,676	95,317	5,560	158,345
Solar services	7,764	—	10,663	—
	436,281	449,097	784,506	840,985
Cost of revenue:
Solar power systems, components, and other[1]	412,383	692,640	793,289	1,031,063
Residential leasing	1,350	66,418	4,372	109,309
Solar services	2,748	—	4,330	—
	416,481	759,058	801,991	1,140,372
Gross profit (loss)	19,800	(309,961)	(17,485)	(299,387)
Operating expenses:
Research and development[1]	18,159	31,275	33,152	50,327
Sales, general and administrative	61,978	64,908	124,835	130,203
Restructuring charges	2,453	3,504	1,788	14,681
Gain on sale and impairment of residential lease assets	8,301	68,269	17,527	117,361
Gain on business divestiture	(137,286)	—	(143,400)	—
Total operating expenses	(46,395)	167,956	33,902	312,572
Operating income (loss)	66,195	(477,917)	(51,387)	(611,959)
Other income (expense), net:
Interest income	566	664	1,418	1,193
Interest expense[1]	(16,424)	(26,718)	(33,215)	(51,824)
Other, net	67,768	36,624	100,841	52,418
Other income (expense), net	51,910	10,570	69,044	1,787
Income (loss) before income taxes and equity in losses of unconsolidated investees	118,105	(467,347)	17,657	(610,172)
Provision for income taxes	(6,068)	(3,081)	(11,865)	(5,709)
Equity in losses of unconsolidated investees	(1,963)	(13,415)	(283)	(15,559)
Net income (loss)	110,074	(483,843)	5,509	(631,440)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	11,385	36,726	26,226	68,349
Net income (loss) attributable to stockholders	$121,459	$(447,117)	$31,735	$(563,091)

Net income (loss) per share attributable to stockholders:
Basic	$0.85	$(3.17)	$0.22	$(4.01)
Diluted	$0.75	$(3.17)	$0.22	$(4.01)
Weighted-average shares:
Basic	142,471	140,926	142,095	140,569
Diluted	166,837	140,926	143,062	140,569
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

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income (loss)	$110,074	$(483,843)	$5,509	$(631,440)
Components of other comprehensive income (loss):
Translation adjustment	811	(1,074)	790	(326)
Net change in derivatives (Note 12)	(900)	436	(715)	2,042
Income taxes	255	(142)	190	(385)
Total other comprehensive income (loss)	166	(780)	265	1,331
Total comprehensive income (loss)	110,240	(484,623)	5,774	(630,109)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	11,385	36,726	26,226	68,349
Comprehensive income (loss) attributable to stockholders	$121,625	$(447,897)	$32,000	$(561,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity (Deficit)
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net loss	—	—	—	—	—	(89,724)	(89,724)	(14,841)	(104,565)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—	—	—	—	99	—	99	—	99
Issuance of restricted stock to employees, net of cancellations	1,848	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	6,628	—	—	—	6,628	—	6,628
Contributions from noncontrolling interests	—	—	—	—	—	—	—	20,987	20,987
Purchases of treasury stock	(633)	(1)	—	(3,871)	—	—	(3,872)	—	(3,872)
Balances at March 31, 2019	142,393	142	2,469,998	(190,940)	(4,051)	(2,561,561)	(286,412)	64,956	(221,456)
Net income (loss)	—	—	—	—	—	121,459	121,459	(11,385)	110,074
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	166	—	166	—	166
Issuance of restricted stock to employees, net of cancellations	173	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,790	—	—	—	6,790	—	6,790
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,590	8,590
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(316)	(316)
Purchases of treasury stock	(51)		—	(494)	—	—	(494)	—	(494)
Balances at June 30, 2019	142,515	$143	$2,476,788	$(191,434)	$(3,885)	$(2,440,102)	$(158,490)	$61,845	$(96,645)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(10,500)	—	—	—	—	—	(115,974)	(115,974)	(21,123)	(137,097)
Other comprehensive income	—	—	—	—	—	2,112	—	2,112	—	2,112
Issuance of restricted stock to employees, net of cancellations	—	1,799	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	7,394	—	—	—	7,394	—	7,394
Contributions from noncontrolling interests	11,685	—	—	—	—	—	—	—	25,042	25,042
Distributions to noncontrolling interests	(2,316)	—	—	—	—	—	—	—	(4,005)	(4,005)
Purchases of treasury stock	—	(611)	(1)	—	(4,526)	—	—	(4,527)	—	(4,527)
Balances at April 1, 2018	$14,105	140,846	$141	$2,449,907	$(186,065)	$(896)	$(1,785,871)	$477,216	$104,093	$581,309
Net loss	(11,115)	—	—	—	—	—	(447,117)	(447,117)	(25,611)	(472,728)
Other comprehensive income	—	—	—	—	—	(780)	—	(780)	—	(780)
Issuance of restricted stock to employees, net of cancellations	—	213	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	5,906	—	—	—	5,906	—	5,906
Contributions from noncontrolling interests	13,947	—	—	—	—	—	—	—	22,615	22,615
Distributions to noncontrolling interests	(2,602)	—	—	—	—	—	—	—	(5,307)	(5,307)
Purchases of treasury stock	—	(74)	—	—	(374)	—	—	(374)	—	(374)
Balances at July 1, 2018	$14,335	140,985	$141	$2,455,813	$(186,439)	$(1,676)	$(2,232,988)	$34,851	$95,790	$130,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income (loss)	$5,509	$(631,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,724	78,401
Non-cash restructuring charges	2,346	—
Stock-based compensation	11,936	13,697
Non-cash interest expense	4,925	8,262
Dividend from equity method investee	—	3,947
Equity in losses of unconsolidated investees	283	15,559
Unrealized gain on equity investment	(100,500)	—
Gain on business divestiture	(143,400)	—
Gain on sale of equity investment, net	—	(50,025)
Deferred income taxes	2,044	1,431
Impairment of property, plant and equipment	777	369,168
Gain on sale and impairment of residential lease assets	25,954	117,361
Other, net	—	(2,443)
Changes in operating assets and liabilities:
Accounts receivable	(48,631)	(4,033)
Contract assets	7,409	(35,375)
Inventories	(62,104)	(75,849)
Project assets	(6,198)	11,086
Prepaid expenses and other assets	(15,485)	34,308
Operating lease right-of-use assets	(8,780)	—
Long-term financing receivables, net - held for sale	(954)	(109,156)
Advances to suppliers	24,774	15,122
Accounts payable and other accrued liabilities	11,199	(79,444)
Contract liabilities	3,418	(35,919)
Operating lease liabilities	8,663	—
Net cash used in operating activities	(230,091)	(355,342)
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,204)	(25,362)
Cash paid for solar power systems, leased, net	—	(38,688)
Cash paid for solar power systems	(43,323)	(3,436)
Proceeds from business divestiture, net of cash sold	40,491	—
Dividend from equity method investee	—	12,952
Proceeds from sale of property, plant, and equipment	228	—
Proceeds from sale of equity method investment	—	417,766
Cash paid for investments in unconsolidated investees	(10,000)	(14,061)
Net cash provided by (used in) investing activities	(30,808)	349,171
Cash flows from financing activities:
Proceeds from bank loans and other debt	143,666	116,459
Repayment of 0.75% debentures due 2018, bank loans and other debt	(125,060)	(419,527)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	65,731	67,109
Repayment of non-recourse residential financing	(1,156)	(9,899)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	29,577	73,290
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(316)	(12,582)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	—	22,286
Repayment of non-recourse power plant and commercial financing	—	(4,678)
Payment for prior business combination	(9,000)	—
Settlement of contingent consideration arrangement	(2,448)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(4,365)	(4,900)
Net cash provided by (used in) financing activities	96,629	(172,442)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	259	(1,124)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(164,011)	(179,737)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	363,763	544,337
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$199,752	$364,600

Non-cash transactions:
Costs of solar power systems, leased, sourced from existing inventory		$21,640
Costs of solar power systems, leased, funded by liabilities		$5,166
Costs of solar power systems sourced from existing inventory	$21,173	$—
Costs of solar power systems funded by liabilities	$4,529	$—
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$15,580
Property, plant and equipment acquisitions funded by liabilities	$22,560	$15,954
Transaction fees funded by liability related to the sale of equity method investment	$—	$3,911
Contractual obligations satisfied with inventory	$—	$40,881
Assumption of debt by buyer upon sale of equity interest	$—	$27,321
Right-of-use assets obtained in exchange of lease obligations[2]	$94,805	$—
Derecognition of financing obligations upon business divestiture[3]	$590,884	$—
Holdback related to business divestiture[3]	$2,425	$—

1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

2Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of ASC 842 and new ROU asset additions.

3See Note 4.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through solar power solutions, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent controls to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

Liquidity

Challenging industry conditions and a competitive environment extended throughout fiscal 2018 and into the first half of fiscal 2019. Our net cash used in operating activities continued to be negative in the second quarter of fiscal 2019 and is expected to continue to be so through the remainder of fiscal 2019, however, we expect to generate positive net total cash and cash equivalents in the second half of fiscal 2019. We believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 11. Debt and Credit Sources). We continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

While we have not drawn on it, we also have the ability to enhance our available cash by borrowing up to $95.0 million under a revolving credit facility (the “Revolver”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) pursuant to a Letter Agreement executed by us and Total S.A. on May 8, 2017 (the “Letter Agreement”) through August 26, 2019, the expiration date of the Letter Agreement. We are in discussions to either renew or replace the Revolver with a comparable facility.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2018 consolidated balance sheet data were derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as filed with the Securities and Exchange Commission ("SEC") on February 13, 2019, but do not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.

Certain prior period balances have been reclassified to conform to the current period presentation in our condensed consolidated financial statements and the accompanying notes.
We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2019 and 2018 are 52-week fiscal years. The second quarter of fiscal 2019 ended on June 30, 2019, while the second quarter of fiscal 2018 ended on July 1, 2018.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases; inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets; fair value of investments, including an equity investment for which we apply the fair value option and other financial instruments; residual value of solar power systems, including those subject to residential operating leases; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

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
For all sale-leaseback arrangements classified as operating leases, the deferred profit on the sale of the underlying systems is recognized over the term of the lease. Sale-leaseback arrangements classified as sales-type leases or failed sale, are accounted for under the financing method, the proceeds received from the sale of the solar power systems are recorded by us as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer

Note 4, Business Divestiture, for details of the sale of our commercial sale-leaseback portfolio during the six months ended June 30, 2019.
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

We begin to recognize revenue on solar services when permission to operate ("PTO") is given by the local utility company, the system is interconnected and operation commences. We recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of the solar services contracts. Solar services contracts typically have an initial term of 20 years. After the initial contract term, our customers may request an extension of the term of the contract on prevailing market terms, or request to remove the system. Otherwise, the contract will automatically renew and continue on a month-to-month basis.

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

There are rebate programs offered by utilities in various jurisdictions and are issued directly to homeowners, based on the lease agreements, the homeowners assign these rights to rebate to us. These rights to rebate are considered non-cash consideration, measured based on the utilities' rebates from the installed solar panels on the homeowners' roofs and recognized over the lease term.
We capitalize incremental costs incurred to obtain a contract in prepaid and other assets on the condensed consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the solar services contracts, and are included in cost of revenue in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In October 2018, the Financial Accounting Standard Board ("FASB") issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a fifth U.S. benchmark interest rate for purposes of hedge accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied prospectively for qualifying new or re-designated hedging relationships entered into after December 31, 2018. We adopted the new guidance on December 31, 2018. The adoption did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASC 842, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASC 842 requires lessees to recognize a lease liability and a ROU asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). ASC 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under current GAAP ("ASC 840"). In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, related to sales taxes and other similar taxes collected from lessees, certain lessor costs paid by lessees to third parties, and related to recognition of variable payments for contracts.

On December 31, 2018, we adopted ASC 842 using the optional transitional method for all leases that existed at or commenced before that date. We elected to apply the practical expedients in ASC 842-10-65-1 (f) and (g), and therefore:

1)
did not reassess expired contracts for presence of lease components therein and if it was already concluded that such contracts had lease components, then the classification of the respective lease components therein have not been re-assessed;

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. We are evaluating the potential impact of this standard on our consolidated financial statements and disclosures.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements) and also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. We are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis with early adoption permitted. We are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of June 30, 2019, through the increase of our total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of our outstanding common stock was approximately 55%.

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

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of June 30, 2019, we had $20.4 million of "contract liabilities, current portion" and $36.7 million of "contract liabilities, net of current portion" on our condensed consolidated balance sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

In March 2018, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.42 MW of photovoltaic ("PV") modules to Total for a development project in Chile. This agreement provided for payment from Total in the amount of approximately $1.3 million, 10% of which was paid upon execution of the agreement.

On January 7, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.7 MW of PV modules to Total for a ground-mounted PV installation in Dubai. This agreement provided for payment from Total in the amount of approximately $1.4 million, 10% of which was received after execution of the agreement.
On March 4, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 10 MW of PV modules to Total for commercial rooftop PV installations in Dubai. This agreement provided for payment from Total in the amount of approximately $3.2 million, 10% of which was received in April 2019.

Amended and Restated Credit Support Agreement

In June 2016, we and Total S.A. entered into an Amended and Restated Credit Support Agreement (the "Credit Support Agreement"), which amended and restated the Credit Support Agreement dated April 28, 2011, by and between us and Total S.A., as amended. Under the Credit Support Agreement, Total S.A. agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to us. At any time prior to December 31, 2018, Total S.A. would, at our request, guarantee the payment to the applicable issuing bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. Such letters of credit must have been issued no later than December 31, 2018 and expire no later than March 31, 2020. Total S.A. was required to issue and enter into a Guaranty requested by us, subject to certain terms and conditions. In addition, Total was not be required to enter into the Guaranty if, after giving effect to our request for a Guaranty, the sum of (a) the aggregate amount available to be drawn under all guaranteed letter of credit facilities, (b) the amount of letters of credit available to be issued under any guaranteed facility, and (c) the aggregate amount of draws (including accrued but unpaid interest) on any letters of credit issued under any guaranteed facility that have not yet been reimbursed by us, would have exceeded $500.0 million in the aggregate. Such maximum amounts of credit support available to us can be reduced upon the occurrence of specified events.

In consideration for the commitments of Total S.A. pursuant to the Credit Support Agreement, we are required to pay Total S.A. a guaranty fee for each letter of credit that is the subject of a Guaranty under the Credit Support Agreement and was outstanding for all or part of the preceding calendar quarter. The Credit Support Agreement terminated on December 31, 2018.

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

0.75% Debentures Due 2018

In May 2013, we issued $300.0 million in principal amount of the 0.75% debentures due 2018. An aggregate principal amount of $200.0 million of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 were convertible into shares of our common stock at any time based on an initial conversion price equal to $24.95 per share, which provided Total the right to acquire up to 8,017,420 shares of our common stock. The applicable conversion rate could adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018. On June 1, 2018, the 0.75% senior convertible debentures due 2018 were redeemed at maturity with proceeds from the Term Credit Agreement (the “Term Credit Agreement”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and as of that date were no longer issued or outstanding. On June 19, 2018, we completed the divestiture of our equity interest in the 8point3 Group, and received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash. Immediately following the transaction, we repaid our loan under the Term Credit Agreement in full with the proceeds of the divestiture, retaining the excess proceeds.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of June 30, 2019, we had an insignificant amount of "Contract assets" and $8.5 million of "Accounts receivable, net" on our Condensed Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

In connection with a co-development solar project among us, Total, and an independent third-party, we sold 25% of our ownership interests in the co-development solar project to Total. The amount received from Total was immaterial in fiscal 2018. We intend to sell an additional 25% of its ownership interest to Total in 2019 and will supply PV in late 2019 to the solar project.

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

	As of
(In thousands)	June 30, 2019	December 30, 2018
Accounts receivable	$8,528	$3,823
Contract assets	21	18
Contract liabilities, current portion[1]	20,402	18,408
Contract liabilities, net of current portion[1]	36,701	45,258

1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue:
Solar power systems, components, and other	$6,641	$5,369	$12,684	$18,099
Cost of revenue:
Solar power systems, components, and other	5,032	5,638	9,374	9,188
Research and development expense:
Offsetting contributions received under the R&D Agreement	—	(50)	—	(87)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	93	1,376	244	2,783
Interest expense incurred on the 0.75% debentures due 2018	—	172	—	547
Interest expense incurred on the 0.875% debentures due 2021	547	547	1,094	1,094
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	2,000	2,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and six months ended June 30, 2019 and July 1, 2018 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Module and component sales	$113,805	$141,123	$143,707	$117,545	$257,512	$258,668
Solar power systems sales and EPC services	110,749	38,290	47,304	46,065	158,053	84,355
Operations and maintenance	—	—	11,276	10,757	11,276	10,757
Residential leasing	—	—	1,676	95,317	1,676	95,317
Solar services[1]	—	—	7,764	—	7,764	—
Net Revenue	224,554	179,413	211,727	269,684	436,281	449,097

	Six Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Module and component sales	$193,328	$249,788	$259,363	$232,387	$452,691	$482,175
Solar power systems sales and EPC services	201,230	74,586	93,842	103,918	295,072	178,504
Operations and maintenance	—	—	20,520	21,961	20,520	21,961
Residential leasing	—	—	5,560	158,345	5,560	158,345
Solar services[1]	—	—	10,663	—	10,663	—
Revenue	394,558	324,374	389,948	516,611	784,506	840,985

1Upon adoption of ASC 842, revenues from residential leasing are being accounted for under ASC 606 and recorded under 'Solar services' (see Note 1)

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2019 and July 1, 2018 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands, except number of projects)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Increase (decrease) in revenue from net changes in transaction prices	$—	$(4,639)	$(3,301)	$(4,639)
Increase (decrease) in revenue from net changes in input cost estimates	—	(10,876)	2,410	(9,165)
Net increase (decrease) in revenue from net changes in estimates	$—	$(15,515)	$(891)	$(13,804)

Number of projects	0	3	1	4

Net change in estimate as a percentage of aggregate revenue for associated projects	—%	(17.9)%	(11.3)%	(4.2)%

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

During the three and six months ended June 30, 2019, the decrease in contract assets of $5.7 million and $7.4 million was primarily driven by billings for commercial projects where certain milestones had been reached. During the three and six months ended July 1, 2018, the increase in contract assets of $11.8 million and $35.4 million was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the three months ended June 30, 2019, the increase in contract liabilities of $17.4 million was primarily due to addition of customer advances. During the six months ended June 30, 2019, the decrease in contract liabilities of $18.6 million was primarily due to utilization of customer advances, reclassification of contract liabilities related to sale-leaseback arrangements to lease liabilities, and adjustment for a portion of deferred profit on sale-leaseback arrangements to retained earnings, upon adoption of ASC 842. During the three and six months ended July 1, 2018, the decrease in contract liabilities of $2.8 million and $35.9 million, respectively, was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended June 30, 2019, we recognized revenue of $29.6 million that was included in contract liabilities as of March 31, 2019. During the six months ended June 30, 2019, we recognized $41.6 million that was included in contract liabilities as of December 30, 2018. During the three months ended July 1, 2018, the Company recognized revenue of $53.0 million that was included in contract liabilities as of April 1, 2018. During the six months ended July 1, 2018, the Company recognized revenue of $91.6 million that was included in contract liabilities as of December 31, 2017.

The following table represents our remaining performance obligations as of June 30, 2019 for our sales of projects under sales contracts subject to conditions precedent, and EPC agreements for developed projects that we are constructing or expect to construct. We expect to recognize $172.2 million of revenue for such contracts upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized[1]
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2020	70.4%
1Denotes average percentage of revenue recognized.

As of June 30, 2019, we entered into contracts with customers for sales of modules and components for an aggregate transaction price of $420.9 million, the substantial majority of which we expect to recognize as revenue in the second half of fiscal 2019. As of June 30, 2019, we had entered into O&M contracts of utility-scale PV solar power systems. We expect to recognize

$117.8 million of revenue over the service period for solar services contracts entered into as of June 30, 2019. We expect to recognize $11.3 million of revenue during the non-cancellable term of these O&M contracts over an average period of three months.

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

On March 26, 2019, we and our wholly-owned subsidiary entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, membership interests owned by us in certain holding company subsidiaries (the “HoldCos”) that, in turn, own, directly or indirectly, the membership interests in one or more limited liability companies (together with other related subsidiaries, the “Related Subsidiaries”) that own leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor"). The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each Lessor represents a separate asset (a “Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement. Upon the sale of the applicable membership interests, the related assets have been deconsolidated from the Company's balance sheet.

As of March 31, 2019, we completed the sale of one such Portfolio for consideration of $7.6 million in cash, net of fees, expenses, and holdback amounts pertaining to certain retained obligations. As of June 30, 2019, we completed the sale of the remaining five portfolios for total consideration of $73.7 million in cash, net of fees, expenses, and holdback amounts pertaining to certain retained obligations. In evaluating the accounting treatment for this transaction, we concluded that collectively, the Portfolios meet the definition of a business. In connection with the sale transaction, we recognized a total gain of $137.3 million and $143.4 million, which is included within "gain on business divestiture" in our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. We have also incurred approximately $1.2 million of transaction costs related to the above transactions, which were expensed as incurred.

The assets and liabilities of the portfolios sold were as follows:

(In thousands)
Restricted cash and cash equivalents, current portion	$43,641
Accounts receivable, net	7,959
Prepaid expenses and other current assets	957
Restricted cash and cash equivalents, net of current portion	1,746
Operating lease right-of-use assets	46,109
Property, plant and equipment	477,816
Total assets	578,228

Accounts payable	1,071
Accrued Liabilities	1,641
Operating lease liabilities, current	2,443
Operating lease liabilities, non-current	38,803
Other long-term liabilities[1]	600,675
Total liabilities	644,633
Net liabilities sold	$(66,405)
1Constitutes the financing liability on sale-lease arrangements on the property, plant and equipment sold.

Net gain on sale is presented in the following table:

Six months ended
(In thousands)	June 30, 2019
Cash received from sale	$81,262
Other intangible assets	3,000
Net liabilities sold	66,405
Holdback receivables	2,425
Net retained obligations	(9,692)
Net gain on sale	$143,400

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	June 30, 2019	December 30, 2018
Accounts receivable, gross[1,2]	$233,858	$193,980
Less: allowance for doubtful accounts	(21,075)	(16,906)
Less: allowance for sales returns	(862)	(1,469)
Accounts receivable, net	$211,921	$175,605

1In December 2018 and May 2019, we entered into factoring arrangements with two separate third-party vendors related to our accounts receivable balances for customers in Europe. We have accounted for both arrangements as a sale of financial assets as effective control over these financial assets have been surrendered and they are therefore excluded from our condensed consolidated balance sheets. During the three and six months ended June 30, 2019, sales proceeds from the factoring of these accounts receivable balances amounted to $23.4 million and $44.3 million, respectively. As of June 30, 2019 and December 30, 2018, total uncollected accounts receivable from the end customers under both arrangements were $11.9 million and $21.0 million, respectively.

2We have a lien on accounts receivable of $61.1 million out of our consolidated accounts receivable, gross, as of June 30, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Inventories

	As of
(In thousands)	June 30, 2019	December 30, 2018
Raw materials	$67,290	$58,378
Work-in-process	86,097	86,639
Finished goods	197,188	163,129
Inventories[1]	$350,575	$308,146

1We have a lien on gross inventory of $159.7 million as of June 30, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	June 30, 2019	December 30, 2018
Deferred project costs	$29,287	$30,394
VAT receivables, current portion	8,427	9,506
Deferred costs for solar power systems	12,935	17,805
Derivative financial instruments	709	729
Other receivables	45,881	48,062
Prepaid taxes	—	853
Other prepaid expenses	16,397	23,568
Other current assets	112	266
Prepaid expenses and other current assets	$113,748	$131,183

Property, Plant and Equipment, Net

	As of
(In thousands)	June 30, 2019	December 30, 2018
Manufacturing equipment	$109,670	$112,904
Land and buildings	161,393	161,299
Leasehold improvements	119,728	119,597
Solar power systems[1]	94,072	544,139
Computer equipment	96,735	98,274
Furniture and fixtures	10,626	10,594
Construction-in-process	49,720	9,678
Property, plant and equipment, gross	641,944	1,056,485
Less: accumulated depreciation	(207,933)	(216,614)
Property, plant and equipment, net	$434,011	$839,871

1As a result of ASC 842 adoption, all of our residential lease arrangements entered into on or after December 31, 2018 are outside of the scope of ASC 842 guidance and will be accounted for as service contracts with customers in accordance with ASC 606. The related assets are recorded as solar power systems within "Property, plant and equipment, net" as of June 30, 2019.

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	June 30, 2019	December 30, 2018
United States	$157,905	$575,451
Philippines	97,801	104,639
Malaysia	145,910	126,056
Mexico	20,924	21,566
Europe	11,395	12,043
Other	76	116
Property, plant and equipment, net, by geography[1]	$434,011	$839,871

1Property, plant and equipment, net, by geography is based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	June 30, 2019	December 30, 2018
Equity investments with readily determinable fair value	$136,725	$36,225
Equity investments without readily determinable fair value	8,808	8,810
Equity investment with fair value option	19,454	8,831
Equity method investments	35,045	34,828
Other	61,312	73,339
Other long-term assets	$261,344	$162,033

Accrued Liabilities

	As of
(In thousands)	June 30, 2019	December 30, 2018
Employee compensation and employee benefits	$36,065	$44,337
Deferred revenue[1]	306	4,251
Interest payable	10,128	11,786
Short-term warranty reserves	41,703	38,161
Restructuring reserve	2,690	6,310
VAT payables	8,562	8,325
Derivative financial instruments	1,076	1,161
Legal expenses	13,163	12,442
Taxes payable	20,537	19,146
Liability due to supply agreement	29,329	28,045
Other	28,853	61,288
Accrued liabilities	$192,412	$235,252

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	June 30, 2019	December 30, 2018
Deferred revenue[1]	$42,295	$55,764
Long-term warranty reserves	117,221	134,105
Long-term sale-leaseback financing	—	583,418
Unrecognized tax benefits	18,328	16,815
Long-term pension liability	2,841	2,567
Derivative financial instruments	1,193	152
Long-term liability due to supply agreement	26,804	28,198
Other	19,567	18,117
Other long-term liabilities	$228,249	$839,136

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	June 30, 2019	December 30, 2018
Cumulative translation adjustment	$(10,331)	$(11,121)
Net unrealized loss on derivatives	(860)	(145)
Net gain on long-term pension liability adjustment	7,066	7,066
Deferred taxes	240	50
Accumulated other comprehensive loss	$(3,885)	$(4,150)

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of June 30, 2019 and December 30, 2018:

	As of
(In thousands)	June 30, 2019	December 30, 2018
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$136,592	$139,343
Solar power systems to be leased	—	12,158
	136,592	151,501
Less: accumulated depreciation and impairment[2]	(64,275)	(58,944)
Solar power systems leased and to be leased, net	$72,317	$92,557

1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2 For the three and six months ended June 30, 2019, we recognized a non-cash impairment charge of $0.0 million and $4.0 million, respectively, on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of June 30, 2019:

(In thousands)	Fiscal 2019 (remaining six months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$623	$1,197	$1,201	$1,206	$1,211	$18,726	$24,164
1Minimum future rentals on operating leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of June 30, 2019 and December 30, 2018, our net investment in sales-type leases presented within "accounts receivable, net" and "long-term financing receivables, net" on our condensed consolidated balance sheets was as follows:

	As of
(In thousands)	June 30, 2019	December 30, 2018
Financing receivables, held for sale:
Minimum lease payments receivable	$44,876	$43,939
Unguaranteed residual value	4,659	4,450
Unearned income	(9,008)	(8,859)
Allowance for estimated losses	(20,968)	(18,656)
Net financing receivables, held for sale	$19,559	$20,874
Net financing receivables - current, held for sale	$1,171	$1,282
Net financing receivables - non-current, held for sale	$18,388	$19,592

As of June 30, 2019, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2019 (remaining six months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$1,131	$2,215	$2,225	$2,234	$2,245	$34,826	$44,876
1Minimum future rentals on sales-type leases placed in service does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Impairment of Residential Lease Assets

On November 5, 2018, we sold 49% of our membership interest in SunStrong Capital Holdings LLC (“SunStrong”), formerly our wholly owned subsidiary that historically held and controlled the assets and liabilities comprising our residential lease business. Following the closing, we deconsolidated certain entities involved in our residential lease portfolio and retained membership units representing a 51% membership interest in SunStrong. We continue to retain certain residential assets subject to leasing arrangements on our condensed consolidated balance sheet as of June 30, 2019, which we expect to sell in fiscal 2019, and these assets have been tested for impairment as described below.

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

In accordance with the impairment evaluation, we recognized a non-cash impairment charge of $18.6 million and $27.8 million included in "impairment of residential lease assets" on the condensed consolidated statement of operations for the three and six months ended June 30, 2019, respectively. We recognized a non-cash impairment charge of $68.3 million and $117.4 million as "impairment of residential lease assets" on the consolidated statement of operations for the three and six months ended July 1, 2018, respectively. Due to the fact that the Residential Lease Portfolio assets are held in a partnership flip structure with noncontrolling interests, we allocated a portion of the impairment charge related to such noncontrolling interests through the hypothetical liquidation at book value ("HLBV") method. The allocation method applied to the noncontrolling interests and redeemable noncontrolling interests resulted in a net gain of $0.5 million and $1.3 million for the three and six months ended June 30, 2019. This allocation resulted in an additional net loss attributable to noncontrolling interests and redeemable controlling interests of $13.8 million and $13.9 million for the three and six months ended July 1, 2018, respectively. As a result, the net impairment charges attributable to our stockholders totaled $18.1 million and $26.6 million for the three and six months ended June 30, 2019, respectively. The net impairment charges attributable to our stockholders totaled $54.5 million and $103.5 million for the three and six months ended and July 1, 2018, respectively. These were recorded within the SunPower Energy Services Segment.

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

Gain on sale of residential lease assets

On July 10, 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in the aforementioned solar project companies. Further, on November 5, 2018, we entered into a Purchase and Sale Agreement (the “PSA”) with HA SunStrong Capital, LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to sell 49.0% membership interests in SunStrong for cash proceeds of $10 million (the "Transaction"). Refer to our annual consolidated financial statements in Form 10-K for fiscal year ended December 31, 2018 for details of the transaction.

Also, on November 5, 2018, SunStrong Capital Acquisition OF, LLC, a wholly-owned subsidiary of SunStrong (“Mezzanine Loan 2 Borrower”), and SunStrong Capital Lender 2, LLC, a subsidiary of Hannon Armstrong, entered into a loan agreement under which, Mezzanine Loan 2 Borrower may borrow a subordinated, mezzanine loan of up to $32.0 million (the “Mezzanine Loan 2”). The borrowing facilities provided by the Mezzanine Loan 2 were determined in consideration of the residential lease assets for which we had either completed construction or had the obligation to complete construction after November 5, 2018.

On May 31, 2019, the Mezzanine Loan 2 agreement was amended to increase the amount of aggregate mezzanine loan proceeds to $49.0 million. The change was made based on the revised cash flow projections from the residential lease assets sold due to improved operating performance of those assets subsequent to the sale to SunStrong. On May 31, 2019, the Mezzanine Loan 2 Borrower drew an additional $10.5 million under the revised arrangement, which was distributed to the Company as a special distribution in accordance with the agreement, resulting in an additional gain of $8.4 million, arising out of revised operating performance of the underlying residential lease assets. We recorded the gain within ‘Gain on sale and impairment of residential lease assets" line item on the condensed consolidated income statement.

Also, during the quarter, we closed one of the open funds that was sold as part of the original transaction, updated our estimates on special distributions receivable from SunStrong with respect to the warehousing loan and proceeds generated from the sale of future solar renewable energy credits, resulting in a gain of $1.9 million, which was recorded within "Gain on sale and impairment of residential lease assets" line item on the condensed consolidated income statement. The changes to the estimates were driven by updated lease characteristics and other underlying assumptions on closure of the fund and final draw of investment from the tax equity investors.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 and December 30, 2018:

	June 30, 2019				December 30, 2018
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	$709	$—	$709	$—	$729	$—	$729	$—
Other long-term assets:
Equity investment (Note 10)	19,454	19,454	—	—	8,831	8,831	—	—
Marketable equity investments (Note 10)	136,725	—	—	136,725	36,225	—	—	36,225
Total assets	$156,888	$19,454	$709	$136,725	$45,785	$8,831	$729	$36,225
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$1,027	$—	$1,027	$—	$1,161	$—	$1,161	$—
Other long-term liabilities:
Derivative financial instruments (Note 12)	376	—	376	—	152		152	—
Total liabilities	$1,403	$—	$1,403	$—	$1,313	$—	$1,313	$—

We have elected the fair value option ("FVO") in accordance with the guidance in ASC 825, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10). We initially computed the fair value for our investment consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investment using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of June 30, 2019 and December 30, 2018, there were no such items recorded at fair value, with the exception of our residential lease assets (see "Note 6. Solar Services").

Held-to-Maturity Debt Securities

Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted long-term marketable securities" on our condensed consolidated balance sheets. As of June 30, 2019 and December 30, 2018, these bonds had a carrying value of $6.1 million and $6.0 million, respectively. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Equity Investments

The following discusses our marketable equity investments, non-marketable equity investments and equity method investments. See Note 10. Equity Investments.

Marketable Equity Investments

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01. For the three and six months ended June 30, 2019, we recorded unrealized gains of $67.5 million and $100.5 million unrealized gain, respectively, within "other, net" in our condensed consolidated statement of operations.

Non-Marketable Equity Investments

Our non-marketable equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, we accounted for the non-marketable equity investments at cost less impairment. On January 1, 2018, we adopted ASU 2016-01 and elected to adjust the carrying value of our non-marketable equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold. As of June 30, 2019 and December 30, 2018, we had $19.5 million and $8.8 million, respectively, in investments accounted for under the measurement alternative method.

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

As of June 30, 2019 and December 30, 2018, we had $35.0 million and $34.8 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Investments").

Note 8. RESTRUCTURING

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, we expected between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce varied by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expected to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expected between $12 million and $20 million of the charges to be paid in cash. This restructuring plan is substantially complete as of June 30, 2019, and we expect to incur immaterial incremental costs by the end of fiscal 2019. Cumulative costs incurred were $14.2 million as of June 30, 2019.

Legacy Restructuring Plans

Prior to fiscal 2018, we implemented approved restructuring plans, related to all segments, to reduce costs and focus on improving cash flow, to realign our legacy power plant business unit, to align with changes in the global solar market, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 30, 2018, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $376.7 million as of June 30, 2019.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	Cumulative To Date
February 2018 Restructuring Plan:
Non-cash asset impairment charges	$2,346	$—	$2,346
Severance and benefits	$(382)	$10,493	$11,748
Other costs (benefits)[1]	(122)	340	135
Total February 2018 Restructuring Plan	1,842	10,833	14,229

Legacy Restructuring Plans:
Non-cash impairment charges	—	—	228,184
Severance and benefits	(3)	837	100,719
Lease and related termination costs	—	6	8,085
Other costs (benefits)[1]	(51)	3,005	39,742
Total Legacy Plan	(54)	3,848	376,730
Total restructuring charges	$1,788	$14,681	$390,959

1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the six months ended June 30, 2019:

	Six Months Ended
(In thousands)	December 30, 2018	Charges (Benefits)	(Payments) Recoveries	June 30, 2019
February 2018 Restructuring Plan:
Non-cash asset impairment charges	$—	$2,346	$—	$—
Severance and benefits	$5,449	$(382)	$(2,975)	$2,092
Other costs[1]	—	(122)	122	—
Total February 2018 Restructuring Plan	5,449	1,842	(2,853)	2,092

Legacy Restructuring Plans	861	(54)	(209)	598
Total restructuring reserve activities	$6,310	$1,788	$(3,062)	$2,690
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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating leases:
Operating lease expense	$3,365	$8,253
Sublease loss (income)	24	(310)
Rent expense	$3,389	$7,943

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,558	8,068
Right-of-use assets obtained in exchange for lease obligations	13,280	94,805
Weighted-average remaining lease term (in years) - operating leases	7.8	7.8
Weighted-average discount rate - operating leases	9%	9%

The future minimum lease payments to be paid under non-cancellable leases in effect at June 30, 2019, are as follows (in thousands):

As of June 30, 2019	Operating leases
2019 (remaining six months)	$5,770
2020	10,613
2021	10,206
2022	8,729
2023	8,676
Thereafter	24,998
Total lease payments	68,992
Less: imputed interest	(21,733)
Total	$47,259

As of June 30, 2019, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $30.4 million. These operating leases will commence in the third quarter of fiscal 2019 with lease terms ranging from 1 year to 18 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of June 30, 2019 are as follows:

(In thousands)	Fiscal 2019 (remaining six months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total[1]
Future purchase obligations	$283,379	$375,814	$38,684	$35,972	$33,148	$6,791	$773,788
1Total future purchase obligations were composed of $196.4 million related to non-cancellable purchase orders and $577.4 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, we have entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of June 30, 2019 and December 30, 2018, advances to suppliers totaled $146.8 million and $171.6 million, respectively, of which $83.9 million and $37.9 million, respectively, is classified as Advances to suppliers, current portion on our condensed consolidated balance sheets. One supplier accounted for 100% and 99.6% of total advances to suppliers as of June 30, 2019 and December 30, 2018, respectively.

Advances from Customers

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our condensed consolidated balance sheets as of June 30, 2019 is as follows:

(In thousands)	Fiscal 2019 (remaining six months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Estimated utilization of advances from customers	$44,763	$20,658	$26,087	$—	$—	$—	$91,508

We have entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. In November 2016, we and Total entered into a four-year, up to 200-MW supply agreement to support the solarization of Total facilities (see "Note 2. Transactions with Total and Total S.A."); in March 2017, we received a prepayment totaling $88.5 million. As of June 30, 2019, the advance payment from Total was $57.1 million, of which $20.4 million was classified as short-term on our condensed consolidated balance sheets, based on projected shipment dates.

Product Warranties

The following table summarizes accrued warranty activities for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Balance at the beginning of the period	$163,204	$179,169	$172,266	$181,303
Accruals for warranties issued during the period	13,427	3,662	18,048	7,500
Settlements and adjustments during the period	(17,707)	(6,046)	(31,390)	(12,018)
Balance at the end of the period	$158,924	$176,785	$158,924	$176,785

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

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of June 30, 2019 and December 30, 2018, we had $4.9 million and $3.3 million, respectively, classified as "accrued liabilities," and $6.7 million and $6.5 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions (see "Note 10. Equity Investments"). As of June 30, 2019, we have future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year:
2019 (remaining six months)	$940
2020	2,900
$3,840

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $18.3 million and $16.8 million as of June 30, 2019 and December 30, 2018, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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

As of June 30, 2019, and December 30, 2018, our provision was $7.4 million and $4.2 million, respectively, primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our condensed consolidated balance sheets. As of both June 30, 2019 and December 30, 2018, the underfunded status of our pension plans presented within "other long-term liabilities" on our condensed consolidated balance sheets was $2.8 million. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was zero for the three and six months ended June 30, 2019 and July 1, 2018.

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

	As of
(In thousands)	June 30, 2019	December 30, 2018
Equity method investments:
Dongfang	$33,811	$32,784
Project entities	1,234	2,044
Total equity method investments	35,045	34,828
Equity investments with readily determinable fair value:
Enphase	136,725	36,225
Total equity investments with readily determinable fair value	136,725	36,225
Equity investment with fair value option:
SunStrong Capital Holdings, LLC[1]	9,954	8,831
SunStrong Partners[1]	9,500	—
8point3 Solar Investco 3 Holdings, LLC[1]	—	—
Total equity investment with fair value option	19,454	8,831
Equity investments without readily determinable fair value:
Project entities	2,949	2,951
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	8,808	8,810
Total equity investments	$200,032	$88,694

1We have elected the FVO in accordance with the guidance in ASC 323, for our investments in SunStrong Capital Holdings, LLC, SunStrong Partners, and 8point3 Solar Investco 3 Holdings, LLC.

Equity Investment in SunStrong Partners

In June 2019, we have entered into a joint venture with Hannon Armstrong and SunStrong to form SunStrong Partners, LLC (“SunStrong Partners”), a jointly owned entity formed to own, operate, and control residential lease assets. Bank of America Merrill Lynch ("BAML") provided cash equity and a multi-draw term loan, with additional equity provided by us, Hannon Armstrong, and SunStrong. In June 2019, we made a $9.5 million equity investment in SunStrong Partners, for a 47.5% equity ownership.

We concluded that we are not the primary beneficiary of SunStrong Partners and recorded an equity investment in SunStrong Partners for our retained interest.

Equity Investment in 8point3 Solar Investco 3 Holdings, LLC

In June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form 8point3 Solar Investco 3 Holdings, LLC ("8point3 Holdings"), a jointly owned entity to own, operate and control a portfolio of residential lease assets, to be purchased from Capital Dynamics. Hannon Armstrong contributed all of the capital contributions to 8point3 Holdings and owns 45.1% of the equity in 8point3 Holdings. In connection with the formation of this joint venture, we were assigned a
44.9% of the equity interest, which is of di-minimus value. SunStrong owns the remaining 10% of the equity in 8point3 Holdings.

We concluded that we are not the primary beneficiary of 8point3 Holdings and recorded an equity investment in 8point3 for our retained interest.

Summarized Financial Statements

The following table presents summarized financial statements for SunStrong Capital Holdings, LLC, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019
Summarized statements of operations information:
Revenue	22,626	22,626
Gross loss	(1,209)	(1,209)
Net income	3,256	3,256

	As of
(In thousands)	June 30, 2019	December 30, 2018
Summarized balance sheet information:
Current assets	47,019	103,413
Long-term assets	867,082	868,185
Current liabilities	23,696	85,154
Long-term liabilities	662,765	660,065

1Note that amounts are reported one quarter in arrears as permitted by applicable guidance

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	June 30, 2019	December 30, 2018
Accounts receivable	$31,299	$19,062
Accounts payable	44,461	7,982
Accrued liabilities	16,862	22,364
Contract liabilities	19,084	—

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Payments made to investees for products/services	75,497	12,712	$99,018	$21,131
Revenues and fees received from investees for products/services[1]	20,506	1,542	21,406	3,299

1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	June 30, 2019				December 30, 2018
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
4.00% debentures due 2023	$425,000	$—	$420,580	$420,580	$425,000	$—	$419,958	$419,958
0.875% debentures due 2021	400,000	—	398,728	398,728	400,000	—	398,398	398,398
CEDA loan	30,000	—	29,102	29,102	30,000	—	29,063	29,063
Non-recourse financing and other debt[1]	135,127	62,244	71,441	133,685	49,073	39,500	9,273	48,773
	$990,127	$62,244	$919,851	$982,095	$904,073	$39,500	$856,692	$896,192
1Other debt excludes payments related to capital leases, which are disclosed in "Note 9. Commitments and Contingencies."

As of June 30, 2019, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2019 (remaining six months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Aggregate future maturities of outstanding debt	$49,218	$16,126	$450,659	$694	$425,732	$47,698	$990,127

Convertible Debt

The following table summarizes our outstanding convertible debt:

	June 30, 2019			December 30, 2018
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$420,580	$425,000	$379,406	$419,958	$425,000	$341,968
0.875% debentures due 2021	398,728	400,000	365,036	398,398	400,000	306,904
	$819,308	$825,000	$744,442	$818,356	$825,000	$648,872
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

Other Debt and Credit Sources

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of June 30, 2019, the fair value of the Bonds was $32.8 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of both June 30, 2019 and December 30, 2018, we had no outstanding borrowings under the Revolver.

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

As of June 30, 2019 and December 30, 2018, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million and $3.0 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants including maintaining

$5.0 million of cash in a designated account, renewal or replacement of the existing revolving credit facility with Credit Agricole (discussed above) shortly after it expires, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. As of June 30, 2019, we had drawn $12.5 million and repaid $0.3 million under this facility.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of June 30, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

The following presents a summary of our non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	June 30, 2019	December 30, 2018	Balance Sheet Classification
Solar Services:
Tax equity partnership flip facilities	61,845	58,810	Non-controlling interests in subsidiaries
Credit Agricole warehouse facility	38,871	—	Short-term debt and Long-term debt
Mezzanine Loan	25,770	—	Short-term debt and Long-term debt

Commercial Projects:
Arizona loan	6,528	6,650	Short-term debt and Long-term debt

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of June 30, 2019 and December 30, 2018, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	June 30, 2019	December 30, 2018
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$220	$—
		$220	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$489	$729
		$489	$729

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$730	$—
Interest rate contracts	Other long-term liabilities	376	152
		$1,106	$152

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$297	$1,161
		$297	$1,161

	June 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$709	$—	$709	$512	$—	$197
Derivative liabilities	$1,403	—	1,403	512	—	891

	December 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$729	$—	$729	$729	$—	$—
Derivative liabilities	1,313	—	1,313	729	—	584

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our condensed consolidated balance sheets:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$21	$1,045	$(164)	$(561)
Unrealized gain (loss) recognized in OCI (effective portion)	(466)	468	(278)	2,103
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(444)	—	(444)	(35)
Less: (Gain) loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	10	(32)	7	(26)
Net gain (loss) on derivatives	(900)	436	(715)	2,042
Gain (loss) in OCI at the end of the period	$(879)	$1,481	$(879)	$1,481

The following table summarizes the amount of gain or loss recognized in "other, net" in our condensed consolidated statements of operations in the six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$107	$—	$107	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(125)	$(2,114)	$(1,034)	$(775)

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

As of June 30, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $47.9 million and zero, respectively. As of June 30, 2019 and December 30, 2018, we also had designated outstanding cash flow hedge option contracts with a notional value of $102.0 million and zero, respectively. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of three months or less and consist of foreign currency forward and option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our condensed consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations and cash flows. As of June 30, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $19.5 million. These foreign currency forward contracts have maturity of three months or less. As of December 30, 2018, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $11.4 million. These contracts matured in January 2019.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of June 30, 2019 and December 30, 2018, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.5 million and $6.7 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our condensed consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

In the three months ended June 30, 2019, our income tax provision of $6.1 million on a profit before income taxes and equity in earnings of unconsolidated investees of $118.1 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $3.1 million in the three months ended July 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $467.3 million was also primarily due to projected tax expense in foreign jurisdictions that are profitable.

In the six months ended June 30, 2019, our income tax provision of $11.9 million on a profit before income taxes and equity in earnings of unconsolidated investees of $17.7 million was primarily due to the projected tax expense in foreign jurisdictions that are profitable, and a net change in valuation allowance from a foreign jurisdiction. Our income tax provision of $5.7 million in the six months ended July 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $610.2 million was primarily due to projected tax expense in foreign jurisdictions that are profitable.

In the three and six months ended June 30, 2019, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Total liabilities associated with uncertain tax positions were $18.3 million and$16.8 million as of June 30, 2019 and December 30, 2018, respectively. There have not been any material changes to our uncertain tax position as of June 30, 2019 as compared to our uncertain tax position as of December 30, 2018.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. Based on our preliminary analysis, we believe the impact of the court's decision would not have a material impact on our consolidated financial statements. In July 2019, Intel Inc., parent company of Altera Corp., requested an en banc review of the decision from a Ninth Circuit panel. We will continue to monitor the effect of the case’s outcome on our tax provision and related disclosures once it is settled or as more information becomes available.

Note 14. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

Diluted weighted-average shares is computed using basic weighted-average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, the Upfront Warrants held by Total, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders	$121,459	$(447,117)	$31,735	$(563,091)
Denominator:
Basic weighted-average common shares	142,471	140,926	142,095	140,569

Basic net income (loss) per share	$0.85	$(3.17)	$0.22	$(4.01)

Diluted net income (loss) per share[1]
Numerator:
Net income (loss) attributable to stockholders	$121,459	$(447,117)	$31,735	$(563,091)
Add: Interest expense on 4.00% debenture due 2023, net of tax	3,358	—	—	$—
Add: Interest expense on 0.875% debenture due 2021, net of tax	691	—	—	$—
Net income (loss) available to common stockholders	$125,508	$(447,117)	$31,735	$(563,091)
Denominator:
Basic weighted-average common shares	142,471	140,926	142,095	$140,569
Effect of dilutive securities:
Restricted stock units	2,241	—	967	—
0.875% debentures due 2021	13,922	—	—	—
4.00% debentures due 2023	8,203	—	—	—
Dilutive weighted-average common shares:	166,837	140,926	143,062	140,569

Dilutive net income (loss) per share	$0.75	$(3.17)	$0.22	$(4.01)

1As a result of our net income (loss) attributable to stockholders for the three and six months ended July 1, 2018, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restricted stock units	$765	$3,616	$2,497	$5,549
Upfront warrants (held by Total)	—	9,532	—	9,532
4.00% debentures due 2023	—	13,922	13,922	13,922
0.75% debentures due 2018	—	8,061	—	10,033
0.875% debentures due 2021	—	8,203	8,203	8,203

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of SunPower Energy Services revenue	$460	$800	$628	$1,161
Cost of SunPower Technologies revenue	673	779	673	1,359
Research and development	879	907	1,472	3,785
Sales, general and administrative	4,258	4,158	9,163	9,097
Total stock-based compensation expense	$6,270	$6,644	$11,936	$15,402

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restricted stock units	$6,790	$6,025	$13,418	$15,234
Change in stock-based compensation capitalized in inventory	(520)	619	(1,482)	168
Total stock-based compensation expense	$6,270	$6,644	$11,936	$15,402

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

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

8point3 Energy Partners

The company included adjustments related to the sales of projects contributed to 8point3 based on the difference between the fair market value of the consideration received and the net carrying value of the projects contributed, of which, a portion was deferred in proportion to the company’s retained equity stake in 8point3. The deferred profit was subsequently recognized over time. Under GAAP, these sales were recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. IFRS profit, less deferrals associated with retained equity, was recognized for sales related to the residential lease portfolio. Revenue recognition for other projects sold to 8point3 was deferred until these projects reached commercial operations. Equity in earnings of unconsolidated investees also included the impact of the company’s share of 8point3’s earnings related to sales of projects receiving sales recognition under IFRS but not GAAP. On June 19, 2018, the company sold its equity interest in the 8point3 Group.

Legacy utility and power plant projects

We include adjustments related to the revenue recognition of certain legacy utility and power plant projects based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations and, when relevant, the allocation of revenue and margin to our project development efforts at the time of initial project sale.

Legacy sale-leaseback transactions

We include adjustments related to the revenue recognition on certain legacy sale-leaseback transactions entered into before December 31, 2018, based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions were accounted for under the financing method in accordance with the applicable accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to our incremental borrowing rate adjusted solely to prevent negative amortization. Under IFRS, such revenue and profit is recognized at the time of sale to the buyer-lessor if certain criteria are met. Upon adoption of IFRS 16, Leases, on December 31, 2018, IFRS is aligned with GAAP.

Unrealized gain on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, unrealized gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A. Management believes that excluding the unrealized gain or loss on the equity investments is consistent with our internal reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects our ongoing results.

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

Construction revenue on solar services contracts

Upon adoption of the ASC 842 in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. Management believes it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds, as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period.

Cost of above-market polysilicon

As described in "Note 9. Commitments and Contingencies," we have entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. We excluded the impact of our above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded as a result of above-market polysilicon, from our segment results.

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

Depreciation of idle equipment

We changed the deployment plan for our next generation of solar cell technology, and revised our depreciation estimates to reflect the use of certain assets over their shortened useful life. Such asset depreciation was excluded from our operating results as it was non-cash in nature and not reflective of ongoing operating results.

Gain on business divestiture

In June 2019, we completed a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In connection with this sale, we recognized a gain relating to this business divestiture. Management believes that it was appropriate to exclude this gain from our segment results as it was not reflective of ongoing operating results.

Transaction-related costs

In connection with material transactions such as acquisition or divestiture of a business, we incur transaction costs including legal and accounting fees. Management believes that it is appropriate to exclude these costs from our segment results as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

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

Restructuring charges

We incur restructuring expense related to reorganization plans aimed towards realigning resources consistent with our global strategy and improving our overall operating efficiency and cost structure. We exclude this expense from our segment results as they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Non-cash interest expense

We incur non-cash interest expense related to the amortization of items such as original issuance discounts on certain of our convertible debt. We exclude this expense from our segment results they would not have otherwise been incurred as part of its business operations and are therefore not reflective of ongoing operating results.

Segment and Geographical Information

The following tables present segment results for the three and six months ended June 30, 2019 and July 1, 2018 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	June 30, 2019		July 1, 2018
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$173,954	$—	$179,881	$—
North America Commercial	70,784	—	82,789	—
Operations and maintenance	12,602	—	12,477	—
International DG	—	109,591	—	83,801
Module sales	—	102,160	—	64,923
Development services and legacy power plant	—	12,781	—	23,283
Intersegment revenue	—	90,416	—	68,876
Total segment revenue as reviewed by CODM	$257,340	$314,948	$275,147	$240,883
Segment gross profit as reviewed by CODM	$24,114	$24,469	$40,546	$4,430
Adjusted EBITDA	$2,342	$11,700	$42,126	$23,187

	Six Months Ended
	June 30, 2019		July 1, 2018
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$340,601	$—	$325,826	$—
North America Commercial	135,909	—	179,684	—
Operations and maintenance	22,556	—	25,025	—
International DG	—	189,114	—	145,572
Module sales	—	191,576	—	111,256
Development services and legacy power plant	—	13,675	—	58,739
Intersegment revenue	—	151,216	—	177,750
Total segment revenue as reviewed by CODM	$499,066	$545,581	$530,535	$493,317
Segment gross profit as reviewed by CODM	$41,987	$23,611	$76,180	$1,208
Adjusted EBITDA	$(11,569)	$3,200	$84,131	$29,032

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended		Six Months Ended
(In thousands):	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Total segment revenue as reviewed by CODM	$572,288	$516,030	$1,044,647	1,023,852
Adjustments to segment revenue:
Intersegment elimination	(90,416)	(68,876)	(151,216)	(177,750)
8point3 Energy Partners	—	8,337	—	8,588
Legacy utility and power plant projects	23	1,301	194	3,093
Legacy sale-leaseback transactions	—	(7,695)	—	(16,798)
Construction revenue on solar services contracts	(45,614)	—	(109,119)	—
Condensed consolidated GAAP revenue	$436,281	$449,097	$784,506	$840,985

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit	Three Months Ended		Six Months Ended
(In thousands):	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Segment gross profit	$48,583	$44,976	$65,598	$77,388
Adjustments to segment gross profit:
Intersegment elimination	2,157	7,445	9,793	1,301
8point3 Energy Partners	—	8,337	—	8,337
Legacy utility and power plant projects	(884)	569	(1,000)	837
Legacy sale-leaseback transactions	3,684	359	4,507	3,398
Impairment of property, plant and equipment	—	(355,107)	—	(355,107)
Construction revenue on solar services contracts	(5,506)	—	(16,892)	—
Gain on sale and impairment of residential lease assets	632	4,152	757	8,005
Cost of above-market polysilicon	(25,950)	(16,669)	(75,378)	(35,369)
Stock-based compensation expense	(1,133)	(1,580)	(1,301)	(2,521)
Amortization of intangible assets	(1,783)	(2,443)	(3,569)	(4,935)
Depreciation of idle equipment	—	—	—	(721)
Condensed consolidated GAAP gross profit (loss)	$19,800	$(309,961)	$(17,485)	$(299,387)

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Three Months Ended		Six Months Ended
(In thousands):	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Segment adjusted EBITDA	$14,042	$65,313	$(8,369)	$113,163
Adjustments to segment adjusted EBITDA:
8point3 Energy Partners	—	8,308	—	8,485
Legacy utility and power plant projects	(884)	569	(1,000)	837
Legacy sale-leaseback transactions	(1,025)	(4,187)	(5,936)	(5,560)
Unrealized gain on equity securities	67,500	—	100,500	—
Impairment of property, plant and equipment	—	(369,168)	—	(369,168)
Construction revenue on solar services contracts	6,398	—	10,138	—
Gain on sale and impairment of residential lease assets	(15,554)	(50,360)	(23,867)	(95,499)
Cost of above-market polysilicon	(25,950)	(16,669)	(75,378)	(35,369)
Stock-based compensation expense	(6,270)	(6,643)	(11,936)	(15,401)
Amortization of intangible assets	(1,783)	(2,443)	(3,569)	(4,935)
Depreciation of idle equipment	—	—	—	(721)
Gain on business divestiture	137,286	—	143,400	—
Transaction-related costs	(1,173)	—	(2,595)	—
Business reorganization costs	(4,156)	—	(6,805)	—
Restructuring charges	(2,453)	(3,504)	(1,788)	(14,681)
Non-cash interest expense	(10)	(23)	(20)	(45)
Equity in earnings of unconsolidated investees	1,963	13,415	283	15,559
Net loss attributable to noncontrolling interests	(11,385)	(36,726)	(26,226)	(68,349)
Cash interest expense, net of interest income	(11,148)	(21,509)	(21,354)	(41,674)
Depreciation	(21,286)	(36,983)	(40,467)	(74,559)
Corporate	(6,007)	(6,737)	(7,354)	(22,255)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	$118,105	$(467,347)	$17,657	$(610,172)

	Three Months Ended		Six Months Ended
(As a percentage of total revenue):	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue by geography:
United States	48%	68%	49%	68%
France	11%	8%	11%	9%
Rest of World	41%	24%	40%	23%
	100%	100%	100%	100%

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

Key transactions during the fiscal quarter ended June 30, 2019 include the following:

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

On March 26, 2019, we and our wholly-owned subsidiary entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, membership interests owned by us in certain holding company subsidiaries (the “HoldCos”) that, in turn, own, directly or indirectly, the membership interests in one or more limited liability companies (together with other related subsidiaries, the “Related Subsidiaries”) that own leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor"). The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each Lessor represents a separate asset (a “Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement. Upon the sale of the applicable membership interests, the related assets have been deconsolidated from the Company's balance sheet.

As of March 31, 2019, we completed the sale of one such Portfolio for consideration of $7.6 million. As of June 30, 2019, we completed the sale of the remaining five portfolios for total consideration of $73.7 million, net of holdback amounts pertaining to certain retained obligations. In evaluating the accounting treatment for this transaction, we concluded that the Portfolio meets the definition of a business. In connection with the sale transaction, we recognized a total gain of $137.3 million and $143.4 million, which is included within "gain on business divestiture" in our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. We have also incurred approximately $1.2 million of transaction costs related to the above transactions to date, which were expensed as incurred.

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

Outlook

Demand

During fiscal 2018, we faced market challenges, including competitive solar product pricing pressure and the impact of tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. The tariffs went into effect on February 7, 2018. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our Maxeon 3, Maxeon 2 and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. On June 13, 2019, the Office of the United States Trade Representative (“USTR”) published a notice describing its grant of exclusion requests for three additional categories of solar products. Beginning on June 13, 2019, the following categories of solar products are not subject to the Section 201 safeguard tariffs: (i) bifacial solar panels that absorb light and generate electricity on each side of the panel and that consist of only bifacial solar cells that absorb light and generate electricity on each side of the cells; (ii) flexible fiberglass solar panels without glass components other than fiberglass, such panels having power outputs ranging from 250 to 900 watts; and (iii) solar panels consisting of solar cells arranged in rows that are laminated in the panel and that are separated by more than 10 mm, with an optical film spanning the gaps between all rows that is designed to direct sunlight onto the solar cells, and not including panels that lack said optical film or only have a white or other backing layer that absorbs or scatters sunlight. We are working to understand the opportunities and challenges created by the exclusion of these products, as well as the impact of the exclusions on the demand and availability of competing products. However, the excluded technologies currently represent a small percentage of the global solar market.

Additionally, the USTR initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. Uncertainties associated with the Section 201 and Section 301 trade cases prompted us to adopt a restructuring plan and implement initiatives to reduce operating expenses and cost of revenue overhead and improve cash flow. During fiscal 2018, we incurred total tariffs charges of approximately $42.5 million.

In fiscal 2019, we continue to focus on investments that we expect will offer the best opportunities for growth including our industry-leading Maxeon 5 cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We believe that our strategic decision to re-segment our business into an upstream and downstream structure, to focus our downstream efforts on our leading U.S. DG business while growing global sales of our upstream solar panel business through our SunPower Technologies business segment, will improve transparency and enable us to regain profitability in 2019.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We are currently exploring opportunities to [safe-harbor] solar equipment in accordance with IRS guidance, allowing us to preserve the current ITC rates for solar projects that are completed after the scheduled reduction in rates. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. These changes are likely to result in a wide range of impacts to the U.S. solar industry and our business. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Supply

We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-focused approach, we launched our SunPower Helix product for our commercial business customers during fiscal 2015 and our SunPower Equinox product for our residential business customers during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon Gen 3 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line and our next generation technology ("NGT"), which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We monitor and change our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency Maxeon 3 product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We are focusing on our latest generation, lower cost panel assembly facilities in Mexico. As part of this realignment, we are also increasing production of our new P-Series technology, at our newly-acquired U.S. manufacturing facility.

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

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. The pricing under these agreements significantly in excess of market value results in inventory write-downs based on expected net realizable value. Additionally, existing arrangements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
SunPower Energy Services	$211,726	$269,683	(21)%	$389,947	$516,611	(25)%
SunPower Technologies	314,971	248,290	27%	545,775	502,124	9%
Intersegment eliminations	(90,416)	(68,876)	31%	(151,216)	(177,750)	(15)%
Total revenue	$436,281	$449,097	(3)%	$784,506	$840,985	(7)%

Total Revenue:

Our total revenue during the three months and six months ended June 30, 2019 decreased by 3% and 7%, respectively, as compared to the three months and six months ended July 1, 2018, primarily due to a decrease in our SunPower Energy Services Segment attributed to lower solar services revenue as a result of the adoption of ASC 842, which now precludes upfront revenue recognition on sales-type leases and lower volume sold to our EPC and commercial dealers. The increase in our SunPower Technologies Segment revenue for the three months and six months ended June 30, 2019 compared to the three months and six months ended July 1, 2018 is primarily attributable to a higher volume of module sales in Europe and Asia.

We did not have significant customers that accounted for greater than 10% of total revenue in the three and six months ended June 30, 2019 and July 1, 2018.

SunPower Energy Services Segment Revenue:

Revenue from residential customers decreased 29% during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018, primarily as a result of the adoption of ASC 842. Revenue from sales-type leases placed in service in the second quarter of fiscal 2018 was recognized upfront under the legacy lease accounting guidance. Such revenue is now recognized over the service period in accordance with revenue accounting guidance. Revenue from our commercial business decreased 8% during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 primarily due to lower volume of systems and components sold to dealers.

Revenue from residential customers decreased 29% during the six months ended June 30, 2019 as compared to the six months ended July 1, 2018, primarily as a result of ASC 842 adoption. Revenue from our commercial business decreased 18% during the six months ended June 30, 2019 as compared to the six months ended July 1, 2018 primarily due to lower volume of systems and components sold to dealers.

SunPower Technologies Segment Revenue:

Revenue for the segment increased 27% during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018, primarily due to higher volume of module sales in Europe and Asia, as well as the sale of a development project, which was partially offset by a reduction in power plant development revenue as we ceased the development of large-scale solar power projects. The intersegment revenue from module sales also increased due to higher intercompany sales to SunPower Energy Services Segment.

Revenue for the segment increased 9% during the six months ended June 30, 2019 as compared to the six months ended July 1, 2018, primarily due to higher volume of module sales in Europe and Asia, as well as the sale of a development project, which was partially offset by a reduction in power plant development revenue as we ceased the development of large-scale solar power projects. The intersegment revenue from module sales decreased due to lower intercompany sales to SunPower Energy Services segment.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
SunPower Energy Services	$189,262	$220,910	(14)%	$360,340	$426,913	(16)%
SunPower Technologies	317,717	614,469	(48)%	600,585	892,510	(33)%
Intersegment eliminations	(90,498)	(76,321)	19%	(158,934)	(179,051)	(11)%
Total cost of revenue	$416,481	$759,058	(45)%	$801,991	$1,140,372	(30)%
Total cost of revenue as a percentage of total revenue	95%	169%		102%	136%
Total gross margin percentage	5%	(69)%		(2)%	(36)%

Total Cost of Revenue:

Our total cost of revenue decreased 45% during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018, primarily due to a non-cash impairment charge of $355.1 million on certain solar power development projects recorded in the three months ended July 1, 2018. This decrease was partially offset by higher losses on ancillary sales of above-market polysilicon during the three months ended June 30, 2019 as compared to the three months ended July 1, 2018.

Our total cost of revenue decreased 30% during the six months ended June 30, 2019 as compared to the six months ended July 1, 2018, primarily due to lower non-cash impairment charges on certain solar power development projects. The decrease was partially offset by higher losses on ancillary sales of above-market polysilicon during the six months ended July 1, 2018, and lower volume of U.S. residential and commercial sales.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
SunPower Energy Services	11%	18%	8%	17%
SunPower Technologies	(1)%	(147)%	(10)%	(78)%

SunPower Energy Services Segment Gross Margin:

Gross margin for our SunPower Energy Services Segment decreased 4% and 7%, respectively, during the three months and six months ended June 30, 2019 as compared to the three months and six months ended July 1, 2018, primarily as a result of no upfront recognition of gross margin on sales-type leases subsequent to the adoption of ASC 842 and fewer EPC projects compared to the three months ended July 1, 2018.

SunPower Technologies Segment Gross Margin:

Gross margin for our SunPower Technologies Segment increased 146% and 68%, respectively, during the three months and six months ended June 30, 2019 as compared to the three months and six months ended July 1, 2018, primarily due to a non-cash impairment charge of $355.1 million on certain solar power development projects recorded in the three months ended July 1, 2018, sale of development services and a higher volume of module sales in Europe and Asia, partially offset by increased losses on ancillary sales of above-market polysilicon compared to the three months ended July 1, 2018.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
R&D	18,159	31,275	(42)%	$33,152	$50,327	(34)%
As a percentage of revenue	4%	7%		4%	6%

R&D expense decreased by $13.1 million and $17.2 million during the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018, respectively. The decrease was primarily due to a decrease in labor and facility costs as a result of reductions in headcount driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
SG&A	61,978	64,908	(5)%	$124,835	$130,203	(4)%
As a percentage of revenue	14%	14%		16%	15%

SG&A expense decreased by $2.9 million and $5.4 million during the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018, respectively, primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Restructuring (credits) charges	2,453	3,504	(30)%	$1,788	$14,681	(88)%
As a percentage of revenue	1%	1%		—%	2%

Restructuring charges decreased $1.1 million and $12.9 million during the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018, respectively, primarily because we have already incurred the majority of severance charges in connection with the February 2018 restructuring plan in prior periods. See "Item 1. Financial Statements—Note 8. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans. As a result of the February 2018 restructuring plan, we expect to generate annual cost savings of approximately $20.5 million in operating expenses, largely cash savings, primarily from a reduction in global workforce; the savings commenced in the first quarter of fiscal 2018.

Gain on sale and impairment of residential lease assets

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Impairment of residential lease assets	8,301	68,269	(88)%	$17,527	$117,361	(85)%
As a percentage of revenue	2%	15%		2%	14%

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in our Residential Lease Portfolio. As a result, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio. As a result of our evaluation, we recognized non-cash impairment charges of $68.3 million and $117.4 million within "impairment of residential lease assets" on the condensed consolidated statements of operations for the three and six months ended July 1, 2018, respectively. In November 2018, we completed the sale of the majority of our Residential Lease Portfolio to Hannon Armstrong through sale of partial equity interests in SunStrong Capital Holdings LLC ("SunStrong"), our wholly-owned subsidiary at that time. The transaction resulted in deconsolidation of SunStrong from our balance sheet, as we and Hannon Armstrong exercised joint control following after the sale. In the first fiscal quarter of 2019, we continued recording additional non-cash impairment charges of $26.0 million for the remaining assets in the Residential Lease Portfolio that have yet to be sold. Also, during the three months ended June 30, 2019, we recognized a gain of $10.3 million primarily from additional consideration received relating to the sale of residential lease assets completed in the fourth quarter of fiscal 2018.

Gain on business divestiture

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Gain on business divestiture	$(137,286)	—	100%	$(143,400)	$—	100%
As a percentage of revenue	(31)%	—%		(18)%	—%

During the three months and six months ended on June 30, 2019, we completed the sale of all our commercial sale-leaseback portfolio and recognized a gain of $137.3 million and $143.4 million, respectively.

Other Expense, Net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Interest income	$566	$664	(15)%	$1,418	$1,193	19%
Interest expense	(16,424)	(26,718)	(39)%	(33,215)	(51,824)	(36)%
Other Income (expense):
Other, net	67,768	36,624	85%	100,841	52,418	92%
Other expense, net	$51,910	$10,570	391%	$69,044	$1,787	3,764%
As a percentage of revenue	12%	2%		9%	—%

Interest expense decreased $10.3 million and $18.6 million during the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018 primarily due to deconsolidation of the non-recourse residential financing obligations in connection with the sale of the Residential Lease Portfolio in November 2018.

Other income increased by $31.1 million and $48.4 million in the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018, primarily due to a $67.5 million and $100.5 million unrealized gain on a marketable equity investment in the three and six months ended June 30, 2019 as compared to a gain of $37.2 million and $54.8 million on sale of equity method investments during the three and six months ended July 1, 2018, respectively.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Provision for income taxes	(6,068)	(3,081)	97%	$(11,865)	$(5,709)	108%
As a percentage of revenue	(1)%	(1)%		(2)%	(1)%

In the three months ended June 30, 2019, our income tax provision of $6.1 million on a profit before income taxes and equity in earnings of unconsolidated investees of $118.1 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $3.1 million in the three months ended July 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $467.3 million was also primarily due to projected tax expense in foreign jurisdictions that are profitable.

In the six months ended June 30, 2019, our income tax provision of $11.9 million on a profit before income taxes and equity in earnings of unconsolidated investees of $17.7 million was primarily due to the projected tax expense in foreign jurisdictions that are profitable, and a net change in valuation allowance from a foreign jurisdiction. Our income tax provision of $5.7 million in the six months ended July 1, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $610.2 million was primarily due to projected tax expense in foreign jurisdictions that are profitable.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, the accumulated foreign earnings were deemed to have been taxed and were no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of June 30, 2019 as these are intended to be indefinitely reinvested in operations outside the United States.

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

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. Based on our preliminary analysis, we believe the impact of the court's decision would not have a material impact on our consolidated financial statements. In July 2019, Intel Inc., parent company of Altera Corp., requested an en banc review of the decision from a Ninth Circuit panel. We will continue to monitor the effect of the case’s outcome on our tax provision and related disclosures once it is settled or as more information becomes available.

Equity in Earnings (Losses) of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Equity in earnings (losses) of unconsolidated investees	$(1,963)	$(13,415)	(85)%	$(283)	$(15,559)	(98)%
As a percentage of revenue	—%	(3)%		—%	(2)%

Our equity in earnings (losses) of unconsolidated investees increased $11.5 million and $15.3 million in the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018, was primarily driven by an increase in our share of earnings (losses) of unconsolidated investees as compared to a decrease in our share of earnings (losses) of unconsolidated investees, specifically, 8point3 Energy Partners and its affiliates (the "8point3 Group") during the three and six months ended July 1, 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$11,385	$36,726	(69)%	$26,226	$68,349	(62)%

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

In the three and six months ended June 30, 2019, we attributed $11.4 million and $26.2 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. In the three and six months ended July 1, 2018, we attributed $36.7 million and $68.3 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $25.3 million and $42.1 million during the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018 is primarily due to deconsolidation of majority of residential lease assets in the last quarter of fiscal 2018.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended June 30, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018
Net cash used in operating activities	$(230,091)	$(355,342)
Net cash used in investing activities	$(30,808)	$349,171
Net cash provided by financing activities	$96,629	$(172,442)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $230.1 million and was primarily the result of: (i) net income of $5.5 million; (ii) net non-cash charges of $65.9 million related to depreciation, stock-based compensation and other non-cash charges; (iii) gain on sale and impairment of residential lease assets of $26.0 million; (iv) $24.8 million decrease in advance payments made to suppliers; (v) $7.4 million decrease in contract assets driven by construction activities; (vi) $11.2 million increase in accounts payable and other accrued liabilities, primarily attributable to timing of payments for accrued expenses; (vii) $8.7 million increase in operating lease liabilities; (viii) $3.4 million increase in contract liabilities driven by construction activities; (ix) $2.0 million net change in deferred income taxes; (x) impairment of long-lived assets of $0.8 million; and (xi) $0.3 million loss in equity in earnings of unconsolidated investees. This was partially offset by (i) $143.4 million gain on business divestiture; (ii) $100.5 million unrealized gain on equity investments with readily determinable fair value; (iii) $62.1 million increase in inventories to support the construction of our solar energy projects; (iv) $48.6 million increase in accounts receivable, primarily driven by billings; (v) $8.8 million increase in operating lease right-of-use assets; (vi) $6.2 million increase in project assets, primarily related to the construction of our Commercial solar energy projects; (vii) $15.5 million increase in prepaid expenses and other assets, primarily related to movements in prepaid inventory; and (viii) $0.9 million increase in long-term financing receivables related to our net investment in sales-type leases.

Net cash used in operating activities in the six months ended July 1, 2018 was $355.3 million and was primarily the result of: (i) a net loss of $631.4 million; (ii) $109.2 million increase in long-term financing receivables related to our net investment in sales-type leases; (iii) $79.4 million decrease in accounts payable and other accrued liabilities, primarily attributable to the procurement of polysilicon and vendor payments; (iv) $75.8 million increase in inventories to support the construction of our solar energy projects; (v) $50.0 million gain on the sale of equity method investment; (vi) $35.9 million decrease in contract liabilities driven by construction activities; (vii) $35.4 million increase in contract assets driven by construction activities; (viii) $4.0 million increase in accounts receivable; and (ix) $2.4 million gain from various non-cash adjustments. This was partially offset by: (i) the impairment of property, plant and equipment of $369.2 million; (ii) the impairment of residential lease assets of $117.4 million; (iii) net non-cash charges of $100.4 million related to depreciation, stock-based compensation and other non-cash charges; (iv) a $34.3 million decrease in prepaid expenses and other assets, primarily related to movements in prepaid inventory; (v) $15.6 million decrease in equity in earnings of unconsolidated investees; (vi) a $15.1 million decrease in advance payments made to suppliers (vii) a $11.1 million decrease in project assets, primarily related to the write-downs in Power Plant solar energy development projects; (viii) $3.9 million dividend from 8point3 Energy Partners; and (ix) $1.4 million net change in deferred income taxes

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2019 was $30.8 million, which included $61.5 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems. Additionally, the Company purchased a $10.0 million equity method investment in SunStrong Partners and SunStrong Holdings. This was partially offset by proceeds of $40.5 million from business divestiture and $0.2 million proceeds from the sale of property, plant, and equipment.

Net cash provided by investing activities in the six months ended July 1, 2018 was $349.2 million, which included proceeds from the sale of investment in joint ventures of $417.8 million and a $13.0 million dividend from 8point3 Energy Partners. This was partially offset by (i) $67.5 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased and (ii) $14.1 million paid for investments in consolidated and unconsolidated investees.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2019 was $96.6 million, which included: (i)$143.7 million in net proceeds of bank loans and other debt; (ii) $65.7 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $29.3 million of net contributions from noncontrolling interests related to residential lease projects. This was partially offset by: (i) $125.1 million for repayments of various bank loans; (ii) $9.0 million payment for SolarWorld asset purchase agreement; (iii) $4.4 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; (iv) $2.4 million in settlement of a contingent consideration arrangement; and (v) $1.2 million payments for non-recourse financing.

Net cash used in financing activities in the six months ended July 1, 2018 was $172.4 million, which included a (i) $419.5 million in repayments of bank loans and other debt; (ii) $10.0 million repayment of non-recourse residential financing; (iii) $4.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv) $4.7 million repayment of non-recourse power plant and commercial financing. This was partially offset by (i) $116.5 million proceeds from bank loans and other debt; (ii) $67.1 million proceeds from issuance of non-recourse residential financing, net of issuance costs; (iii) $60.7 million of net contributions from noncontrolling interests and redeemable noncontrolling interests primarily related to residential lease projects; and (iv) $17.6 million in proceeds from the issuance of non-recourse power plant and commercial financing.

Debt and Credit Sources

Convertible Debentures

As of June 30, 2019, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of June 30, 2019, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031, under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of June 30, 2019, the fair value of the Bonds was $32.8 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of June 30, 2019, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheets.

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

We are required to pay (a) interest on outstanding borrowings under the facility of (i) with respect to any LIBOR rate loan, an amount equal to 0.6% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (ii) with respect to any alternate base rate loan, an amount equal to 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (b) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed. The Revolver includes representations, covenants, and events of default customary for financing transactions of this type. As of June 30, 2019, we had no outstanding borrowings under the revolving credit facility.

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

As of June 30, 2019, letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants including maintaining $5.0 million of cash in a designated account, renewal or replacement of the existing revolving credit facility with Credit Agricole (discussed above) shortly after it expires, events of default and repayment and prepayment provisions customarily applicable to asset-

backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. As of June 30, 2019, we had drawn $12.5 million under this facility and repaid $0.3 million.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of June 30, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of June 30, 2019, we had unrestricted cash and cash equivalents of $167.3 million as compared to $309.4 million as of December 30, 2018. Our cash balances are held in numerous locations throughout the world, and as of June 30, 2019, we had approximately $31.5 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $73.5 million in fiscal 2019 in order to increase our manufacturing capacity for our highest efficiency Maxeon 3 product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of June 30, 2019, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in the Residential Lease Portfolio. As a result, we determined it was necessary to evaluate our Residential Lease Portfolio for potential impairment. For additional information, see "Item 1. Financial Statements—Note 6. Solar Services" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. During the three months June 30, 2019, we received $29.6 million in contributions and $0.3 million of distributions from investors under the related facility agreements. During the fourth quarter of fiscal 2018, we successfully sold a portion of our interest in the Residential Lease Portfolio. In conjunction with our sale of the residential lease assets, we deconsolidated these less-than-wholly-owned entities in which we previously held a controlling interest. For further information, see "Item 8. Financial Statements and Supplementary Data—Note 4. Business Combinations and Divestitures" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

In fiscal 2019, we drew down $65.7 million of proceeds, net of issuance costs, under the loan agreements. During the fourth quarter of fiscal 2018, in conjunction with the sale of our interest in our residential lease assets portfolio we repaid these loans in full. We are actively arranging additional third-party financing for our continuing residential lease program; however, the credit markets are unpredictable, and if they become challenging, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively affected. Additionally, we have approximately $0.2 million of cash and cash equivalents within our remaining consolidated residential leasing subsidiaries that is used by those subsidiaries for their working capital needs. This cash is typically not available to us to use for general corporate purposes unless certain financial obligations are first settled. In the event that we choose to transfer cash out of these subsidiaries for general corporate purposes in the future, we would first be required to distribute a portion of the cash to lender debt reserves and investors who hold noncontrolling interests in the relevant subsidiaries. For further information, see "Item 1. Financial Statements—Note 6. Solar Services" in the Notes to the condensed consolidated financial statements" in this Quarterly Report on Form 10-Q.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of June 30, 2019, outstanding amounts related to our project financing totaled $6.5 million.

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, by and between us, the Administrative Agent and the other parties thereto, as amended to date. The Revolver was entered into in connection with the Letter Agreement between us and Total S.A. dated May 8, 2017, which was entered into to facilitate the issuance by Total S.A of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The maturity date of the facility under the Revolver remains August 26, 2019, and amounts borrowed under the facility may be repaid and reborrowed until the Maturity Date. Available borrowings under the Revolver remain $300.0 million; provided that the aggregate principal amount of all amounts borrowed under the facility cannot exceed 95.0% of the amounts guaranteed by Total Solar International SAS ("Total"), formerly Total Energies Nouvelles Activités USA, a subsidiary of Total S.A., under the Letter Agreement, effectively allowing us to borrow up to a maximum of $95.0 million under the Revolver. As of June 30, 2019, $300.0 million remained undrawn under our revolving credit facility with Credit Agricole.
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
Challenging industry conditions and a competitive environment extended throughout fiscal 2018 and into the first half of fiscal 2019. Our net cash used in operating activities continued in the second quarter of fiscal 2019 and is expected to continue through the remainder of fiscal 2019, however, we expect to generate positive net total cash and cash equivalents in the second half of fiscal 2019. We believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of the issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 11. Debt and Credit Sources). We continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

While we have not drawn on it, we also have the ability to enhance our available cash by borrowing up to $95.0 million under a revolving credit facility (the “Revolver”) with Credit Agricole Corporate and Investment Bank (“Credit Agricole”) pursuant to a Letter Agreement executed by us and Total S.A. on May 8, 2017 (the “Letter Agreement”) through August 26, 2019, the expiration date of the Letter Agreement. We are in discussions to either renew or replace the Revolver with a comparable facility.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

		Payments Due by Fiscal Period
(In thousands)	Total	2019 (remaining six months)	2020-2021	2022-2023	Beyond 2023
Convertible debt, including interest[1]	$891,926	$10,250	$438,968	$442,708	$—
CEDA loan, including interest[2]	60,600	1,275	5,100	5,100	49,125
Other debt, including interest[3]	184,356	53,451	75,648	5,713	49,544
Future financing commitments[4]	3,840	940	2,900	—	—
Operating lease commitments[5]	99,436	6,618	23,734	20,189	48,895
Finance lease commitments[6]	2,434	314	1,282	838	—
Non-cancellable purchase orders[7]	196,367	196,367	—	—	—
Purchase commitments under agreements[8]	577,421	87,012	414,498	69,120	6,791
Deferred purchase consideration in connection with acquisition[9]	60,000	30,000	30,000	—	—
Total	$2,076,380	$386,227	$992,130	$543,668	$154,355

1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on June 30, 2019. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

5Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years which are classified as held-for-sale as of June 30, 2019, and various facility lease agreements including leases entered in that have not yet commenced.

6Finance lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 6 years.

7Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

8Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our non-consolidated investees, for polysilicon, ingots, wafers, and module-level power electronics and alternating current cables, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 5 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

9In connection with the acquisition of AUO SunPower Sdn. Bhd. in 2016, we are required to make noncancellable annual installment payments during 2019 and 2020.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of June 30, 2019 and December 30, 2018, total liabilities associated with uncertain tax positions were $18.3 million and $16.8 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 13% and 11% of our total revenue in the three and six months ended June 30, 2019, respectively and 7% of our total revenue in both the three and six months ended July 1, 2018, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $5.6 million and $8.5 million in the three and six months ended June 30, 2019, respectively, and $3.2 million and $5.7 million in the three and six months ended July 1, 2018, respectively.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 30, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $44.9 million and zero, respectively. As of June 30, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $101.5 million. As of June 30, 2019 and December 30, 2018, we had non-designated outstanding forward currency contracts with aggregate notional values of $19.5 million and $11.4 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 30, 2019 and December 30, 2018, advances to suppliers totaled $146.8 million and $171.6 million, respectively. One supplier accounted for 100.0% and 99.6% of total advances to suppliers as of June 30, 2019 and December 30, 2018, respectively.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of June 30, 2019 and December 30, 2018, investments of $35.0 million and $34.8 million, respectively, are accounted for using the equity method. As of both June 30, 2019 and December 30, 2018, investments of $8.8 million are accounted for using the measurement alternative method.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three and six months ended June 30, 2019, we recognized an unrealized gain of $67.5 million and $100.5 million within "Other, net" under other income (expense), net, on the condensed consolidated statement of operations. These strategic equity investments in third parties are subject to risk of changes in market value could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Debt

As of June 30, 2019, we held outstanding convertible debentures with an aggregate face value of $825.0 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $400.0 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $744.4 million and $648.9 million as of June 30, 2019 and December 30, 2018, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2019 through April 28, 2019	5,505	$7.40	—	—
April 29, 2019 through May 26, 2019	39,018	$7.54	—	—
May 27, 2019 through June 30, 2019	6,565	$8.15	—	—
	51,088	$7.60	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1*	Manavendra Sial - Final Letter Agreement
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

July 31, 2019	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer