Form 10-Q
period 2019-09-29
SUNPOWER CORP
filed 2019-10-31
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3008969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
51 Rio Robles	95134
San Jose
California
(Address of Principal Executive Offices)	(Zip Code)

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

The total number of outstanding shares of the registrant’s common stock as of October 25, 2019 was 142,612,199.

d

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	September 29, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$188,983	$309,407
Restricted cash and cash equivalents, current portion	10,097	41,762
Restricted short-term marketable securities	6,033	—
Accounts receivable, net[1]	205,667	175,605
Contract assets[1]	78,868	58,994
Inventories	388,508	308,146
Advances to suppliers, current portion	75,366	37,878
Project assets - plants and land, current portion	20,260	10,796
Prepaid expenses and other current assets	132,643	131,183
Total current assets	1,106,425	1,073,771

Restricted cash and cash equivalents, net of current portion	11,655	12,594
Restricted long-term marketable securities	—	5,955
Property, plant and equipment, net	335,375	839,871
Operating lease right-of-use assets	46,283	—
Solar power systems leased and to be leased, net	55,444	92,557
Advances to suppliers, net of current portion	62,914	133,694
Long-term financing receivables, net - held for sale	—	19,592
Other intangible assets, net	9,504	12,582
Other long-term assets	262,072	162,033
Total assets	$1,889,672	$2,352,649

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$440,267	$325,550
Accrued liabilities[1]	194,367	235,252
Operating lease liabilities, current portion	8,644	—
Contract liabilities, current portion[1]	118,644	104,130
Short-term debt	80,297	40,074
Total current liabilities	842,219	705,006

Long-term debt	48,460	40,528
Convertible debt[1]	819,783	818,356
Operating lease liabilities, net of current portion	44,807	—
Contract liabilities, net of current portion[1]	67,930	99,509
Other long-term liabilities	226,729	839,136
Total liabilities	2,049,928	2,502,535
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of September 29, 2019 and December 30, 2018	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 154,190 shares issued, and 142,577 shares outstanding as of September 29, 2019; 152,085 shares issued, and 141,180 shares outstanding as of December 30, 2018	143	141
Additional paid-in capital	2,483,815	2,463,370
Accumulated deficit	(2,455,119)	(2,480,988)
Accumulated other comprehensive loss	(3,791)	(4,150)
Treasury stock, at cost: 11,613 shares of common stock as of September 29, 2019; 10,905 shares of common stock as of December 30, 2018	(191,725)	(187,069)
Total stockholders' deficit	(166,677)	(208,696)
Noncontrolling interests in subsidiaries	6,421	58,810
Total deficit	(160,256)	(149,886)
Total liabilities and equity	$1,889,672	$2,352,649

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Solar power systems, components, and other[1]	$467,196	$358,403	$1,235,479	$1,041,043
Residential leasing	3,523	69,860	9,083	228,205
Solar services	5,239	—	15,902	—
	475,958	428,263	1,260,464	1,269,248
Cost of revenue:
Solar power systems, components, and other[1]	424,151	373,282	1,217,440	1,404,345
Residential leasing	1,567	45,104	5,939	154,413
Solar services	1,989	—	6,319	—
	427,707	418,386	1,229,698	1,558,758
Gross profit (loss)	48,251	9,877	30,766	(289,510)
Operating expenses:
Research and development[1]	16,101	15,898	49,253	66,225
Sales, general and administrative	64,734	76,069	189,569	206,272
Restructuring charges	4,283	3,923	6,071	18,604
Loss on sale and impairment of residential lease assets	10,756	53,537	28,283	170,898
Gain on business divestiture	—	(59,347)	(143,400)	(59,347)
Total operating expenses	95,874	90,080	129,776	402,652
Operating loss	(47,623)	(80,203)	(99,010)	(692,162)
Other income (expense), net:
Interest income	1,025	1,087	2,443	2,280
Interest expense[1]	(10,649)	(25,972)	(43,864)	(77,796)
Other, net	45,184	(3,643)	146,025	48,775
Other income (expense), net	35,560	(28,528)	104,604	(26,741)
Income (loss) before income taxes and equity in losses of unconsolidated investees	(12,063)	(108,731)	5,594	(718,903)
Provision for income taxes	(5,378)	(3,680)	(17,243)	(9,389)
Equity in losses of unconsolidated investees	(1,767)	(1,500)	(2,050)	(17,059)
Net loss	(19,208)	(113,911)	(13,699)	(745,351)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	4,191	24,085	30,417	92,434
Net income (loss) attributable to stockholders	$(15,017)	$(89,826)	$16,718	$(652,917)

Net income (loss) per share attributable to stockholders:
Basic	$(0.11)	$(0.64)	$0.12	$(4.64)
Diluted	$(0.11)	$(0.64)	$0.12	$(4.64)
Weighted-average shares:
Basic	142,553	141,027	142,248	140,722
Diluted	142,553	141,027	144,736	140,722
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

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net loss	$(19,208)	$(113,911)	$(13,699)	$(745,351)
Components of other comprehensive income (loss):
Translation adjustment	(1,547)	(2,120)	(755)	(2,445)
Net change in derivatives (Note 12)	2,267	231	1,550	2,273
Income taxes	(626)	(36)	(436)	(421)
Total other comprehensive income (loss)	94	(1,925)	359	(593)
Total comprehensive loss	(19,114)	(115,836)	(13,340)	(745,944)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	4,191	24,085	30,417	92,434
Comprehensive income (loss) attributable to stockholders	$(14,923)	$(91,751)	$17,077	$(653,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity (Deficit)
(In thousands)

	Three Months Ended September 29, 2019
	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Noncontrolling Interests in Subsidiaries	Total Deficit
Balances at June 30, 2019	142,515	$143	$2,476,788	$(191,434)	$(3,885)	$(2,440,102)	$(158,490)	$61,845	$(96,645)
Net loss	—	—	—	—	—	(15,017)	(15,017)	(4,191)	(19,208)
Other comprehensive income	—	—	—	—	94	—	94	—	94
Issuance of restricted stock to employees, net of cancellations	85	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,027	—	—	—	7,027	—	7,027
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,836	1,836
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,236)	(1,236)
Purchases of treasury stock	(23)	—	—	(291)	—	—	(291)	—	(291)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio[1]	—	—	—	—	—	—	—	(51,833)	(51,833)
Balances at September 29, 2019	142,577	$143	$2,483,815	$(191,725)	$(3,791)	$(2,455,119)	$(166,677)	$6,421	$(160,256)
1See Note 4 "Business Divestiture and Sale of Assets".

	Three Months Ended September 30, 2018
		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balances at July 1, 2018	$14,335	140,985	$141	$2,455,813	$(186,439)	$(1,676)	$(2,232,988)	$34,851	$95,790	$130,641
Net loss	(7,245)	—	—	—	—	—	(89,826)	(89,826)	(16,840)	(106,666)
Other comprehensive income	—	—	—	—	—	(1,925)	—	(1,925)	—	(1,925)
Issuance of restricted stock to employees, net of cancellations	—	90	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6,225	—	—	—	6,225	—	6,225
Contributions from noncontrolling interests	10,520	—	—	—	—	—	—	—	23,868	23,868
Distributions to noncontrolling interests	(2,380)	—	—	—	—	—	—	—	(3,676)	(3,676)
BAML2 equity buyout	—	—	—	(4,933)	—	—	—	(4,933)	(7,400)	(12,333)
Purchases of treasury stock	—	(19)	—	—	(349)	—	—	(349)	—	(349)
Balances at September 30, 2018	$15,230	141,056	$141	$2,457,105	$(186,788)	$(3,601)	$(2,322,814)	$(55,957)	$91,742	$35,785

	Nine Months Ended September 29, 2019
	Common Stock
	Shares		Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Noncontrolling Interests	Total Deficit
Balances at December 30, 2018	141,178		$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net income (loss)	—		—	—	—	—	16,718	16,718	(30,417)	(13,699)
Cumulative-effect upon adoption of ASC 842	—		—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—		—	—	—	359	—	359	—	359
Issuance of restricted stock to employees, net of cancellations	2,106		3	—	—	—	—	3	—	3
Stock-based compensation expense	—		—	20,445	—	—	—	20,445	—	20,445
Contributions from noncontrolling interests	—		—	—	—	—	—	—	31,413	31,413
Distributions to noncontrolling interests	—		—	—	—	—	—	—	(1,552)	(1,552)
Purchases of treasury stock	(707)		(1)	—	(4,656)	—	—	(4,657)	—	(4,657)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio[1]	—	—	—	—	—	—	—	—	(51,833)	(51,833)
Balances at September 29, 2019	$142,577		$143	$2,483,815	$(191,725)	$(3,791)	$(2,455,119)	$(166,677)	$6,421	$(160,256)
1See Note 4 "Business Divestiture and Sale of Assets".

	Nine Months Ended September 30, 2018
		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$15,236	139,661	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(28,860)	—	—	—	—	—	(652,917)	(652,917)	(63,574)	(716,491)
Other comprehensive income	—	—	—	—	—	(593)	—	(593)	—	(593)
Issuance of restricted stock to employees, net of cancellations	—	2,099	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	19,525	—	—	—	19,525	—	19,525
Contributions from noncontrolling interests	36,154	—	—	—	—	—	—	—	71,525	71,525
Distributions to noncontrolling interests	(7,300)	—	—	—	—	—	—	—	(12,988)	(12,988)
Noncontrolling interest buyout	—	—	—	(4,933)	—	—	—	(4,933)	(7,400)	(12,333)
Purchases of treasury stock	—	(704)	(1)	—	(5,249)	—	—	(5,250)	—	(5,250)
Balances at September 30, 2018	$15,230	141,056	$141	$2,457,105	$(186,788)	$(3,601)	$(2,322,814)	$(55,957)	$91,742	$35,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(13,699)	$(745,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,022	103,144
Non-cash restructuring charges	5,874	—
Stock-based compensation	18,927	20,087
Non-cash interest expense	7,468	12,133
Dividend from equity method investee	—	3,947
Equity in losses of unconsolidated investees	2,050	17,059
Mark-to-market (gain) loss on equity investment with readily determinable fair value	(129,038)	6,225
Gain on sale of assets	(21,383)	—
Gain on business divestiture	(143,400)	(59,347)
Gain on sale of investments without readily determinable fair value	(17,275)	(50,568)
Deferred income taxes	500	3,006
Impairment of property, plant and equipment	777	369,168
Loss on sale and impairment of residential lease assets	36,709	170,898
Other, net	—	(5,737)
Changes in operating assets and liabilities:
Accounts receivable	(45,710)	(19,090)
Contract assets	(18,107)	(38,014)
Inventories	(108,093)	(103,791)
Project assets	(9,238)	(9,140)
Prepaid expenses and other assets	1,482	39,924
Operating lease right-of-use assets	6,219	—
Long-term financing receivables, net - held for sale	(473)	(151,931)
Advances to suppliers	33,292	29,181
Accounts payable and other accrued liabilities	64,009	(69,056)
Contract liabilities	8,127	(39,823)
Operating lease liabilities	(7,202)	—
Net cash used in operating activities	(266,162)	(517,076)
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,100)	(37,708)
Cash paid for solar power systems, leased, net	—	(55,659)
Cash paid for solar power systems	(51,826)	(4,340)
Proceeds from business divestiture, net of cash sold	40,491	13,257
Dividend from equity method investee	—	12,952
Proceeds from sale of assets	39,970	—
Cash outflow from sale of residential lease portfolio	(16,397)	—
Proceeds from sale of investments	42,957	417,766
Cash paid for investments in unconsolidated investees	(12,400)	(14,061)
Net cash provided by investing activities	7,695	332,207
Cash flows from financing activities:
Proceeds from bank loans and other debt	231,489	167,477
Repayment of 0.75% debentures due 2018, bank loans and other debt	(209,095)	(476,229)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	72,259	187,208
Repayment of non-recourse residential financing	(2,959)	(14,931)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	31,413	107,678
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(316)	(19,176)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	—	50,266
Repayment of non-recourse power plant and commercial financing	—	(4,899)
Payment for prior business combination	(9,000)	—
Settlement of contingent consideration arrangement	(2,448)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(4,657)	(5,249)
Net cash provided by (used in) financing activities	106,686	(7,855)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,247)	772
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(153,028)	(191,952)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	363,763	544,337
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$210,735	$352,385

Non-cash transactions:
Stock consideration received from a business divestiture	$—	$42,600
Acquisition of noncontrolling interests funded by Mezzanine Loan proceeds	$—	$12,400
Short-term receivables in connection with business divestiture	$—	$10,000
Accounts receivable due to disposal of shares in joint venture	$—	$4,635
Costs of solar power systems, leased, sourced from existing inventory	$—	$30,409
Costs of solar power systems, leased, funded by liabilities	$—	$4,903
Costs of solar power systems sourced from existing inventory	$29,206	$—
Costs of solar power systems funded by liabilities	$3,604	$—
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$30,208
Property, plant and equipment acquisitions funded by liabilities	$11,911	$11,453
Contractual obligations satisfied with inventory	$—	$48,916
Assumption of debt by buyer upon sale of equity interest	$—	$27,321
Right-of-use assets obtained in exchange of lease obligations[2]	$103,744	$—
Derecognition of financing obligations upon business divestiture[3]	$590,884	$—
Holdback related to sale of commercial sale-leaseback portfolio[3]	$2,425	$—
Receivables in connection with sale of residential lease assets[3]	$8,043	$—
Assumption of debt by buyer in connection with sale of residential lease assets[3]	$69,076	$—
Holdback related to sale of assets[3]	$18,300	$—
Aged supplier financing balances reclassified from AP to short-term debt	$22,852	$—

1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

2Amounts for the nine months ended September 29, 2019 include the transition adjustment for the adoption of ASC 842 and new ROU asset additions.

3See Note 4 Business Divestiture and Sale of Assets.

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

Liquidity

While challenging industry conditions and a competitive environment extended throughout fiscal 2018 and into three quarters of fiscal 2019, we generated positive net total cash and cash equivalents in the current quarter and we expect to continue to do so in the fourth quarter of fiscal 2019. We believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 11. Debt and Credit Sources). We continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

While we have not drawn on it. we also have the ability to enhance our available cash by borrowing up to $55.0 million under a revolving credit facility ("2019 Revolver") with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”) pursuant to a Green Revolving Credit Agreement. See Note 17. Subsequent Events.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated on consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2018 consolidated balance sheet data were derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, as filed with the Securities and Exchange Commission ("SEC") on February 13, 2019, but do not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The operating results for the nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.
Certain prior period balances have been reclassified to conform to the current period presentation in our condensed consolidated financial statements and the accompanying notes.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2019 and 2018 are 52-week fiscal years. The third quarter of fiscal 2019 ended on September 29, 2019, while the third quarter of fiscal 2018 ended on September 30, 2018.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; recoverability of financing receivables related to residential leases; inventory and project asset write-downs; stock-based compensation; fair value assumptions for solar power systems and other long-lived assets sold under sale-leaseback transactions; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; residual value of solar power systems, including those subject to residential operating leases; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Selected Significant Accounting Policies

Included below, are selected significant accounting policies that were added or modified during the three and nine months ended September 29, 2019 as a result of new transactions entered into or the adoption of new accounting policies. Refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 for the full list of our significant accounting policies.

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
We classify our initial sale-leaseback arrangements of solar power systems as operating leases or sales-type leases, in accordance with the underlying accounting guidance on leases. We may sell our lessee interests in these arrangements in entirety before the end of the underlying term of the leaseback.
For all sale-leaseback arrangements classified as operating leases, the profit related to the excess of the proceeds compared to the fair value of the solar power systems is deferred and recognized over the term of the lease. Sale-leaseback arrangements classified as sales-type leases or failed sale, are accounted for under the financing method, the proceeds received from the sale of the solar power systems are recorded as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer to Note 4, Business Divestiture, for details of the sale of our commercial sale-leaseback portfolio during the nine months ended September 29, 2019.
Arrangements with SunPower as a lessor

Solar Services

We offer solar services, in partnership with third-party financial institutions, which allows our residential customers to obtain continuous access to SunPower solar power systems under contracts for terms of up to 20 years. Solar services revenue is primarily comprised of revenue from such contracts wherein we provide continuous access to an operating solar system to third parties.

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
Revenue from solar services contracts entered into prior to the adoption of ASC 842 were accounted for as leases under the superseded lease accounting guidance and reported within ‘Residential Leasing’ on the condensed consolidated statement of operations.

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

Solar Power System Sales and Engineering, Procurement, and Construction Services

We design, manufacture and sell rooftop and ground-mounted solar power systems under construction and development agreements, to our residential and commercial customers. In contracts where we sell completed systems as a single performance obligation, primarily to residential customers through our joint venture, we recognize revenue at the point-in-time when such systems are completed and delivered. Any advance payments received before control is transferred is classified as "contract liabilities."

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

Recently Adopted Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. No material impact is expected on our consolidated financial statements and disclosures, upon adoption.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of September 29, 2019, through the increase of our total outstanding common stock due to the exercise of warrants and issuance of restricted and performance stock units, Total's ownership of our outstanding common stock was approximately 55%.

Supply Agreements

In November 2016, we and Total entered into a four-year, up to 200 megawatts ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of Maxeon 2 (formally known as E-Series) panels with an option to purchase up to another 50 MW of P-Series solar panels. In March 2017, we received a prepayment totaling $88.5 million. The prepayment is secured by some of our assets located in the United States and in Mexico.

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of September 29, 2019, we had $19.6 million of "contract liabilities, current portion" and $35.4 million of "contract liabilities, net of current portion" on our condensed consolidated balance sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of September 29, 2019, we had an insignificant amount of "Contract assets" and $8.4 million of "Accounts receivable, net" on our Condensed Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the fiscal quarter ended September 29, 2019, in connection with a co-development solar project in Japan among us, Total, and an independent third party, we sold 25% of ownership interests in the co-development solar project to Total. The amount received from Total was immaterial in fiscal 2018. We sold the remaining 25% of ownership interest to Total in the three months ended September 29, 2019, for proceeds of $4.6 million, and recognized a gain of $2.9 million, which is included within "other, net" in our condensed consolidated statements of operations for three and nine months ended September 29, 2019. Development service revenue of $6.4 million was also recognized during the three months ended September 29, 2019. We will supply solar panels under this arrangement from October 2019 to November 2020 and will recognize revenue consistent with our revenue recognition policy from solar power components.

In connection with a co-development solar project in Chile between us and Total, we sold all of our 50% of ownership interests in the co-development project to Total in the three months ended September 29, 2019, for proceeds of $14.1 million, and recognized a gain of $11.0 million, which is included within "other, net" in our condensed consolidated statements of operations for three and nine months ended September 29, 2019.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 10. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	September 29, 2019	December 30, 2018
Accounts receivable	$8,433	$3,823
Contract assets	80	18
Contract liabilities, current portion[1]	19,618	18,408
Contract liabilities, net of current portion[1]	35,357	45,258

1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Solar power systems, components, and other	$14,407	$4,980	$27,091	$23,079
Cost of revenue:
Solar power systems, components, and other	4,673	3,967	14,047	13,155
Other income:
Other, net	13,941	—	13,941	—
Research and development expense:
Offsetting contributions received under the R&D Agreement	—	3	—	(84)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	67	1,393	311	4,176
Interest expense incurred on the 0.75% debentures due 2018	—	—	—	547
Interest expense incurred on the 0.875% debentures due 2021	547	547	1,641	1,641
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	3,000	3,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and nine months ended September 29, 2019 and September 30, 2018 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Module and component sales	$109,704	$117,337	$156,974	$132,147	$266,678	$249,484
Solar power systems sales and EPC services	88,567	47,350	97,219	49,715	185,785	97,065
Operations and maintenance	—	—	14,733	11,854	14,733	11,854
Residential leasing	—	—	3,523	69,860	3,523	69,860
Solar services[1]	—	—	5,239	—	5,239	—
Revenue	$198,271	$164,687	$277,688	$263,576	$475,958	$428,263

	Nine Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Module and component sales	$303,032	$367,125	$416,337	$364,534	$719,369	$731,659
Solar power systems sales and EPC services	289,797	121,937	191,061	153,632	480,857	275,569
Operations and maintenance	—	—	35,253	33,815	35,253	33,815
Residential leasing	—	—	9,083	228,205	9,083	228,205
Solar services[1]	—	—	15,902	—	15,902	—
Revenue	$592,829	$489,062	$667,636	$780,186	$1,260,464	$1,269,248

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

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimat    es may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 29, 2019 and September 30, 2018 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands, except number of projects)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Decrease in revenue from net changes in transaction prices	$—	$(7,692)	$(3,301)	$(12,331)
Increase (decrease) in revenue from net changes in input cost estimates	1,734	(1,118)	4,144	(11,401)
Net decrease in revenue from net changes in estimates	$1,734	$(8,810)	$843	$(23,732)

Number of projects	1	4	2	7

Net change in estimate as a percentage of aggregate revenue for associated projects	3.6%	(5.7)%	1.5%	(6.0)%

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

During the three and nine months ended September 29, 2019, the increase in contract assets of $25.5 million and $18.1 million, respectively, was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met. During the three and nine months ended September 30, 2018, the increase in contract assets of $2.6 million and $38.0 million, respectively, was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the three months ended September 29, 2019, the increase in contract liabilities of $1.5 million was primarily due to addition of customer advances. During the nine months ended September 29, 2019, the decrease in contract liabilities of $17.1 million was primarily due to utilization of customer advances, reclassification of contract liabilities related to sale-leaseback arrangements to lease liabilities, and adjustment for a portion of deferred profit on sale-leaseback arrangements to retained earnings, upon adoption of ASC 842. During the three and nine months ended September 30, 2018, the decrease in contract liabilities of $3.9 million and $39.9 million, respectively, was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended September 29, 2019, we recognized revenue of $39.3 million that was included in contract liabilities as of June 30, 2019. During the nine months ended September 29, 2019, we recognized $52.2 million that was included in contract liabilities as of December 30, 2018. During the three months ended September 30, 2018, the Company recognized revenue of $58.5 million that was included in contract liabilities as of July 1, 2018. During the nine months ended September 30, 2018, the Company recognized revenue of $115.3 million that was included in contract liabilities as of December 31, 2017.

The following table represents our remaining performance obligations as of September 29, 2019 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $189.8 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized[1]
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2020	69.2%
1Denotes average percentage of revenue recognized.

As of September 29, 2019, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $506.2 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BUSINESS DIVESTITURE AND SALE OF ASSETS

Sale of Residential Lease Assets

In fiscal 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that were controlled by us. As previously disclosed, on November 5, 2018, we entered into a Purchase and Sale agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc (“Hannon Armstrong”), to sell 49.0% membership interests in SunStrong. Following the closing of the PSA, we do not have the power to unilaterally make decisions that affect the performance of SunStrong, and accordingly, we deconsolidated SunStrong, thereby deconsolidating majority of our residential lease assets portfolio. On September 27, 2019, we sold the majority of the remainder of residential lease assets still owned by us, that were not previously sold. Refer to Note 6 for discussion of the remainder of residential lease assets still owned by us. These residential lease assets were sold under a new assignment of interest agreement (“Assignment Agreement”) entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold. (the “Transaction”)

On April 12, 2019, SunStrong Capital Acquisition 3, LLC, our wholly-owned subsidiary (“Mezzanine Loan 3 Borrower”), and SunStrong Capital Lender 3 LLC, a wholly-owned subsidiary of Hannon Armstrong, entered into a mezzanine loan agreement under which Mezzanine Loan 3 Borrower borrowed a subordinated, mezzanine loan of $37.3 million (the “Mezzanine Loan 3”). As of September 27, 2019, we have drawn $27.3 million under the Mezzanine Loan 3. As part of the Transaction, SunStrong assumed all current and future debt service obligations associated with Mezzanine Loan 3. The assumption of such debt, although a non-cash transaction for us, was considered as future proceeds receivable, and reflected in the determination of the loss recognized upon deconsolidation.
Borrowed Sunshine II, LLC, (“CA Loan Borrower”), our wholly-owned subsidiary, entered into a loan agreement with Credit Agricole on January 31, 2019 under which the CA Loan Borrower may borrow a subordinated loan of up to $55.0 million (the “CA warehouse loan”). As of September 27, 2019, we have drawn $46.1 million under the CA warehouse loan. The CA Loan borrower expects to draw the remaining amount up to $8.9 million upon completion of construction services after the close of Transaction.
Tax-equity investors are required to make contributions to the solar project companies upon achievement of certain condition precedents. Contributions of approximately $6.7 million distributed to us as the developer of the residential lease portfolio represent additional consideration related to residential lease assets for which we will provide construction services after the close of the Transaction. In addition, we are eligible to receive $2.1 million as a special distribution from SunStrong for transferring our rights to the future solar renewable energy credits ("SREC") associated with the residential lease assets. The tax-equity investor contribution and the special SREC distribution was reflected in the determination of the loss recognized upon deconsolidation of residential lease portfolio.
Other costs and expenses associated with the Transaction of $0.3 million include professional services including legal, advisory and banking support. We have also recorded a liability of $0.9 million associated with our certain warranty obligations for defects in materials and workmanship related to installed systems contributed to SunStrong.
Subsequent to the activities involved in the Transaction, we recognized a $10.5 million net loss on the sale within "Loss on sale and impairment of residential lease assets" in our Consolidated Statements of Operations for the three months and nine months ended September 29, 2019 in connection with the transfer of our interest in one additional Residential Lease Portfolio. Summarized financial information related to the transferred Residential Lease Portfolio during the third quarter of fiscal 2019 as of the disposal date is as follows:

(In thousands)
Cash and cash equivalents	$634
Restricted cash and cash equivalents, current portion	11,058
Accounts receivable, net	1,239
Restricted cash and cash equivalents, net of current portion	4,706
Property, plant and equipment, net	84,208
Solar power systems, leased, net	12,261
Long-term financing receivables net	17,907
Other long-term assets	5,960
Total assets	137,973

Accounts payable	1,236
Accrued liabilities and other current liabilities	34
Contract liabilities, current portion	163
Contract liabilities, net of current portion	3,024
Short-term debt	1,085
Long-term debt	44,246
Other long-term liabilities	1,809
Noncontrolling interests in subsidiaries	51,834
Total liabilities	103,431
Net assets	$34,542

Net consideration recognized was as follows:

(In thousands)
Assumption of Mezzanine Loan 3	$23,744
Special distribution from Mezzanine 3 and Credit Agricole Loans	5,897
Accounts receivable from SunStrong Capital Holdings ("SSCH") for SREC distributions	2,146
Other costs and expenses	(254)
Net consideration recognized	$31,533

Net loss on sale for the three and nine months ended September 29, 2019 was as follows:

Three and Nine Months Ended
(In thousands)	September 29, 2019
Net consideration recognized	$31,533
Net assets disposed	(34,542)
Warranty obligations incurred	(870)
Obligations to complete leases under construction	(6,650)
Net loss on sale	$(10,529)

Sale and Leaseback of Hillsboro Facility
In September 2019, we completed the sale of our manufacturing facility buildings and land in Hillsboro, Oregon, to Ragingwire Data Centers, Inc., (the “Buyer”) for a purchase price of $63.5 million (the "Sale Transaction”). As part of the Sale Transaction, we also leased back a portion of the facility, specifically, the module assembly building for three years. Further, we also agreed to complete the decommissioning services in the building, which is expected to be completed in in the fourth quarter of fiscal 2019.
Net cash consideration of $39.7 million was received at close, net of fees and expenses of $3.8 million, and a holdback amount of $20.0 million that is pending payment contingent on timely completion of the decommissioning services. The holdback amount of $20.0 million is subject to liquidated damages for delay beyond the agreed decommissioning completion date. We have included the entire holdback receivable as part of net consideration for the purpose of calculation of gain on sale, reduced by an estimated reserve of $1.7 million on this receivable based on the current expected completion date of these services.
In accounting for this transaction, we applied the guidance in ASC 610-20, Derecognition of nonfinancial assets and in-substance nonfinancial assets, which directs us to apply the guidance in ASC 606 Revenue from contracts with customers, for recognition and measurement. In accordance with the guidance, sale of the building and provision of decommissioning services were considered distinct performance obligations and total consideration was allocated to these performance obligations based on their respective standalone selling prices.
We recognized net gain of $21.3 million, which is included within "cost of revenue: solar power systems, components, and other" on our condensed consolidated statements of operations for the three and nine months ended September 29, 2019. Further, for the portion of the building leased back, the arrangement was classified as an operating lease in accordance with the lease accounting guidance, and the gain on sale in excess of fair market value of the buildings of $4.3 million was deferred and will be recognized over the term of the lease.
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

As of March 31, 2019, we completed the sale of one such Portfolio for consideration of $7.6 million in cash, net of fees, expenses, and holdback amounts pertaining to certain retained obligations. As of June 30, 2019, we completed the sale of the remaining five portfolios for total consideration of $73.7 million in cash, net of fees, expenses, and holdback amounts pertaining to certain retained obligations. In evaluating the accounting treatment for this transaction, we concluded that collectively, the Portfolios meet the definition of a business. In connection with the sale transaction, we recognized a total gain of $143.4 million, which is included within "gain on business divestiture" in our condensed consolidated statements of operations for nine months ended September 29, 2019. We have also incurred approximately $1.2 million of transaction costs related to the above transactions, which were expensed as incurred.

The assets and liabilities of the portfolios sold were as follows:

(In thousands)
Restricted cash and cash equivalents, current portion	$43,641
Accounts receivable, net	7,959
Prepaid expenses and other current assets	957
Restricted cash and cash equivalents, net of current portion	1,746
Operating lease right-of-use assets	46,109
Property, plant and equipment	477,816
Total assets	578,228

Accounts payable	1,071
Accrued Liabilities	1,641
Operating lease liabilities, current	2,443
Operating lease liabilities, non-current	38,803
Other long-term liabilities[1]	600,675
Total liabilities	644,633
Net liabilities sold	$(66,405)

1Constitutes the financing liability on sale-lease arrangements on the property, plant and equipment sold.

Net gain on sale is presented in the following table:

Nine Months Ended
(In thousands)	September 29, 2019
Cash received from sale	$81,262
Other intangible assets	3,000
Net liabilities sold	66,405
Holdback receivables	2,425
Net retained obligations	(9,692)
Net gain on sale	$143,400

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	September 29, 2019	December 30, 2018
Accounts receivable, gross[1]	$227,596	$193,980
Less: allowance for doubtful accounts	(21,373)	(16,906)
Less: allowance for sales returns	(556)	(1,469)
Accounts receivable, net	$205,667	$175,605

1There is a lien on our accounts receivable of $62.8 million out of our consolidated accounts receivable, gross, as of September 29, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Accounts Receivable Factoring

In December 2018 and May 2019, we entered into factoring arrangements with two separate third-party factor agencies related to our accounts receivable from customers in Europe. As a result of these factoring arrangements, title of certain accounts receivable balances was transferred to third-party vendors without recourse. Both arrangements were accounted for as a sale of financial assets given effective control over these financial assets has been surrendered. As a result, these financial assets have been excluded from our condensed consolidated balance sheets.

During the three and nine months ended September 29, 2019, we sold accounts receivable invoices amounting to $31.9 million and $76.2 million, respectively. As of September 29, 2019 and December 30, 2018, total uncollected accounts receivable from end customers under both arrangements were $10.2 million and $21.0 million, respectively. Transaction fees incurred for these arrangements were not material during the three and nine months ended September 29, 2019.

Inventories

	As of
(In thousands)	September 29, 2019	December 30, 2018
Raw materials	$64,246	$58,378
Work-in-process	75,490	86,639
Finished goods	248,772	163,129
Inventories[1]	$388,508	$308,146

1A lien of $23.6 million exists on our gross inventory as of September 29, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	September 29, 2019	December 30, 2018
Deferred project costs	$23,907	$30,394
VAT receivables, current portion	7,388	9,506
Deferred costs for solar power systems	25,711	17,805
Derivative financial instruments	2,521	729
Other receivables	58,111	48,062
Prepaid taxes	—	853
Other prepaid expenses	15,005	23,834
Prepaid expenses and other current assets	$132,643	$131,183

Property, Plant and Equipment, Net

	As of
(In thousands)	September 29, 2019	December 30, 2018
Manufacturing equipment	$144,495	$112,904
Land and buildings	137,694	161,299
Leasehold improvements	105,938	119,597
Solar power systems[1]	30,190	544,139
Computer equipment	95,296	98,274
Furniture and fixtures	9,484	10,594
Construction-in-process	16,444	9,678
Property, plant and equipment, gross	539,541	1,056,485
Less: accumulated depreciation	(204,166)	(216,614)
Property, plant and equipment, net	$335,375	$839,871

1As a result of the adoption of ASC 842, all of our residential lease arrangements entered into on or after December 31, 2018 are excluded from the scope of the lease accounting guidance and are accounted for as service contracts in accordance with ASC 606. The related assets are recorded as "solar power systems" within "Property, plant and equipment, net" as of September 29, 2019.

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	September 29, 2019	December 30, 2018
United States	$58,689	$575,451
Philippines	96,036	104,639
Malaysia	149,494	126,056
Mexico	20,160	21,566
Europe	10,934	12,043
Other	62	116
Property, plant and equipment, net, by geography[1]	$335,375	$839,871

1Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	September 29, 2019	December 30, 2018
Equity investments with readily determinable fair value	$144,658	$36,225
Equity investments without readily determinable fair value	8,536	8,810
Equity investments with fair value option	18,500	8,831
Equity method investments	31,534	34,828
Other	58,844	73,339
Other long-term assets	$262,072	$162,033

Accrued Liabilities

	As of
(In thousands)	September 29, 2019	December 30, 2018
Employee compensation and employee benefits	$35,949	$44,337
Deferred revenue[1]	774	4,251
Interest payable	7,059	11,786
Short-term warranty reserves	36,048	38,161
Restructuring reserve	1,128	6,310
VAT payables	6,122	8,325
Derivative financial instruments	1,043	1,161
Legal expenses	17,718	12,442
Taxes payable	24,307	19,146
Liability due to supply agreement	29,993	28,045
Other	34,226	61,288
Accrued liabilities	$194,367	$235,252

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	September 29, 2019	December 30, 2018
Deferred revenue[1]	$41,259	$55,764
Long-term warranty reserves	108,952	134,105
Long-term sale-leaseback financing	—	583,418
Unrecognized tax benefits	19,043	16,815
Long-term pension liability	2,981	2,567
Derivative financial instruments	437	152
Long-term liability due to supply agreement	27,411	28,198
Other	26,646	18,117
Other long-term liabilities	$226,729	$839,136

1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	September 29, 2019	December 30, 2018
Cumulative translation adjustment	$(11,877)	$(11,121)
Net unrealized gain (loss) on derivative financial instruments	1,406	(145)
Net gain on long-term pension liability adjustment	7,066	7,066
Deferred taxes	(386)	50
Accumulated other comprehensive loss	$(3,791)	$(4,150)

Note 6. SOLAR SERVICES

Upon adoption of ASC 842 on December 31, 2018, all arrangements under our residential lease program entered into on or after December 31, 2018 are accounted for as contracts with customers in accordance with ASC 606. The disclosure below relates to the residential lease arrangements entered into before December 31, 2018, which we continue to retain and are accounted for in accordance with the superseded lease accounting guidance.

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of September 29, 2019 and December 30, 2018:

	As of
(In thousands)	September 29, 2019	December 30, 2018
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$117,407	$139,343
Solar power systems to be leased	—	12,158
	117,407	151,501
Less: accumulated depreciation and impairment[2]	(61,963)	(58,944)
Solar power systems leased and to be leased, net	$55,444	$92,557

1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2For the three and nine months ended September 29, 2019, we recognized a non-cash impairment charge of $0.0 million and $4.0 million, respectively, on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of September 29, 2019:

(In thousands)	Fiscal 2019 (remaining three months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$261	$539	$542	$544	$546	$8,674	$11,106
1Does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of September 29, 2019 and December 30, 2018, our net investment in sales-type leases presented within "accounts receivable, net" and "long-term financing receivables, net" on our condensed consolidated balance sheets was as follows:

	As of
(In thousands)	September 29, 2019	December 30, 2018
Financing receivables, held for sale:
Minimum lease payments receivable	$3,678	$43,939
Unguaranteed residual value	683	4,450
Unearned income	(1,446)	(8,859)
Allowance for estimated losses	(2,915)	(18,656)
Net financing receivables, held for sale	$—	$20,874
Net financing receivables - current, held for sale	$—	$1,282
Net financing receivables - non-current, held for sale	$—	$19,592

As of September 29, 2019, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2019 (remaining three months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$67	$183	$184	$185	$185	$2,874	$3,678
1Does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Impairment of Residential Lease Assets

On November 5, 2018, we sold 49% of our membership interest in SunStrong, formerly our wholly owned subsidiary that historically held and controlled the assets and liabilities comprising our residential lease business. Following the closing, we deconsolidated certain solar project entities that held our residential lease assets and retained membership units representing a 51% membership interest in SunStrong. Further, on September 27, 2019, we sold an additional solar project entity that held residential lease assets to SunStrong (Refer Note 4 Business Divestitures and Sale of Manufacturing Facility).
We continued to retain certain residential lease assets subject to leasing arrangements on our condensed consolidated balance sheet as of September 29, 2019, primarily relating to leases that are fully self-funded and not financed by tax equity investors. We expect to sell these to SunStrong in fiscal 2019, and have been tested for impairment as described below.
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

We performed a recoverability test for assets in the residential assets by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we determined that market value, in the form of indicative purchase price from a third-party investor was available for a portion of our residential assets. As we intend to sell these assets in fiscal 2019, we used the indicative purchase price from a third-party investor as fair value of the underlying net assets in our impairment evaluation.

In accordance with the impairment evaluation, we recognized a non-cash impairment charge of $0.2 million and $28.0 million included in "loss on sale and impairment of residential lease assets" on the condensed consolidated statement of operations for the three and nine months ended September 29, 2019, respectively. We recognized a non-cash impairment charge of $53.5 million and $170.9 million as "loss on sale and impairment of residential lease assets" on the consolidated statement of operations for the three and nine months September 30, 2018, respectively.

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

Loss on sale of residential lease assets

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

On May 31, 2019, the Mezzanine Loan 2 agreement was amended to increase the amount of aggregate mezzanine loan proceeds to $49.0 million. The change was made based on the revised cash flow projections from the residential lease assets sold due to improved operating performance of those assets subsequent to the sale to SunStrong. On May 31, 2019, the Mezzanine Loan 2 Borrower drew an additional $10.5 million under the revised arrangement, which was distributed to the Company as a special distribution in accordance with the agreement, resulting in an additional gain of $8.4 million, arising out of revised operating performance of the underlying residential lease assets. We recorded the gain within "Loss on sale and impairment of residential lease assets" line item on the condensed consolidated income statement.

Also, during the quarter ended June 30, 2019, we closed one of the open funds that was sold as part of the original transaction, updated our estimates on special distributions receivable from SunStrong with respect to the warehousing loan and proceeds generated from the sale of future solar renewable energy credits, resulting in a gain of $1.9 million, which was recorded within "Loss on sale and impairment of residential lease assets" line item on the condensed consolidated income statement. The changes to the estimates were driven by updated lease characteristics and other underlying assumptions on closure of the fund and final draw of investment from the tax equity investors.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of September 29, 2019 and December 30, 2018:

	September 29, 2019				December 30, 2018
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	$2,520	$—	$2,520	$—	$729	$—	$729	$—
Other long-term assets:
Equity investments with fair value option ("FVO")	18,500	18,500	—	—	8,831	8,831	—	—
Equity investments with readily determinable fair value	144,658	—	—	144,658	36,225	—	—	36,225
Total assets	$165,678	$18,500	$2,520	$144,658	$45,785	$8,831	$729	$36,225
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$1,043	$—	$1,043	$—	$1,161	$—	$1,161	$—
Other long-term liabilities:
Derivative financial instruments (Note 12)	437	—	437	—	152	—	152	—
Total liabilities	$1,480	$—	$1,480	$—	$1,313	$—	$1,313	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the three and nine months ended September 29, 2019. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the three and nine months ended September 29, 2019.

(In thousands)	Beginning balance as of December 30, 2018	FV Adjustment[1]	Additional investment [See Note 10]	Other adjustments	Ending balance as of September 29, 2019
Equity investments with FVO	$8,831	$(954)	$10,000	$623	$18,500

1 During the three months ended September 29, 2019, we recorded a fair value adjustment of $(954) thousand to our equity investments with FVO. The fair value adjustment was included within "equity in losses of unconsolidated investees" in our condensed consolidated statements of operations for three and nine months ended September 29, 2019.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of September 29, 2019. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2019
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$18,500	Discounted cash flows	Discount rate Residual value	10.5%-13% (1) 7.5% (1)
Total assets	$18,500

(1) The primary unobservable inputs used in the fair value measurement of our equity investments, when using a discounted cash flow model, are the discount rate and residual value. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. We estimate the discount rate based on our projected cost of equity. We estimate the residual value based on the contracted systems in place in the years being projected. Significant increases (decreases) in the residual value in isolation would result in a significantly higher (lower) fair value measurement.

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and nine months ended September 29, 2019, we recorded gains of $28.5 million and $129.0 million, respectively, within "other, net" in our condensed consolidated statement of operations. For the three and nine months September 30, 2018, we recorded a mark-to-market loss of $6.2 million within "other, net" in our condensed consolidated statement of operations. During the three and nine months ended September 29, 2019, we sold 1 million of shares of Enphase common stock for cash proceeds of $20.6 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of September 29, 2019 and December 30, 2018, there were no such items recorded at fair value, with the exception of our residential lease assets (see "Note 6. Solar Services").

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

As of September 29, 2019 and December 30, 2018, we had $31.5 million and $34.8 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Investments").

Equity investments without readily determinable fair value

These equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, we accounted for these investments without readily determinable fair value at cost less impairment. On January 1, 2018, we adopted ASU 2016-01 and elected to adjust the carrying value of our equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold. Other than the $1.0 million fair value adjustment recorded in the current quarter, there was no impairment in any of the other periods presented.

Restricted marketable securities

Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted short-term marketable securities" and "Restricted long-term marketable securities" on our condensed consolidated balance sheets as of September 29, 2019 and December 30, 2018, respectively. As of September 29, 2019 and December 30, 2018, these bonds had a carrying value of $6.0 million. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Note 8. RESTRUCTURING

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, we expected between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce varied by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expected to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expected between $12 million and $20 million of the charges to be paid in cash. This restructuring plan is substantially complete, and we expect to incur immaterial incremental costs by the end of fiscal 2019. Cumulative costs incurred were $18.5 million as of September 29, 2019.

Legacy Restructuring Plans

Prior to fiscal 2018, we implemented approved restructuring plans, related to all segments, to reduce costs and focus on improving cash flow, to realign our legacy power plant business unit, to align with changes in the global solar market, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 30, 2018, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $376.8 million as of September 29, 2019.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	Cumulative To Date
February 2018 Restructuring Plan:
Non-cash asset impairment charges	$3,527	$—	$5,874	$—	$5,874
Severance and benefits	60	2,881	(323)	13,374	11,807
Lease and related termination costs	213	—	213	—	213
Other costs	448	58	326	398	583
Total February 2018 Restructuring Plan	4,248	2,939	6,090	13,772	18,477

Legacy Restructuring Plan:
Non-cash impairment charges	—	—	—	—	228,184
Severance and benefits	3	884	—	1,721	100,722
Lease and related termination costs	—	—	—	6	8,085
Other costs	32	100	(19)	3,105	39,774
Total Legacy Restructuring Plan	35	984	(19)	4,832	376,765
Total restructuring charges	$4,283	$3,923	$6,071	$18,604	$395,242

1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the nine months ended September 29, 2019:

	Nine Months Ended
(In thousands)	December 30, 2018	Charges (Benefits)	(Payments) Recoveries	September 29, 2019
February 2018 Restructuring Plan:
Non-cash asset impairment charges	$—	$5,874	$—	$—
Severance and benefits	5,449	(323)	(4,586)	540
Lease and related termination costs	—	213	(213)	$—
Other costs[1]	—	326	(326)	—
Total February 2018 Restructuring Plan	5,449	6,090	(5,125)	540

Legacy Restructuring Plans	861	(19)	(254)	588
Total restructuring reserve activities	$6,310	$6,071	$(5,379)	$1,128
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. We also lease certain buildings under non-cancellable capital leases. Operating leases are subject to renewal options for periods ranging from (1 year to 10 years).

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended	Nine Months Ended
(In thousands)	September 29, 2019	September 29, 2019
Operating leases:
Operating lease expense	$3,363	$11,616
Sublease loss	(20)	(330)
Rent expense	$3,343	$11,286

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,512	11,411
Right-of-use assets obtained in exchange for lease obligations	8,939	103,744
Weighted-average remaining lease term (in years) - operating leases	6.9	6.9
Weighted-average discount rate - operating leases	9%	9%

The future minimum lease payments to be paid under non-cancellable leases in effect at September 29, 2019, are as follows (in thousands):

As of September 29, 2019	Operating leases
2019 (remaining three months)	$2,712
2020	14,005
2021	13,472
2022	11,747
2023	8,808
Thereafter	24,944
Total lease payments	75,688
Less: imputed interest	(22,237)
Total	$53,451

As of September 29, 2019, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $28.8 million. These operating leases will commence in the fourth quarter of fiscal 2019 with lease terms of 18 years.

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

We also have agreements with several suppliers, including some of our unconsolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by three vendors for periods of up to 2 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements or fail to satisfy our obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 29, 2019 are as follows:

(In thousands)	Fiscal 2019 (remaining three months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total[1]
Future purchase obligations	$254,725	$378,198	$41,038	$37,737	$33,148	$6,791	$751,637
1Total future purchase obligations were composed of $192.3 million related to non-cancellable purchase orders and $559.3 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, we have entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of September 29, 2019 and December 30, 2018, advances to suppliers totaled $138.3 million and $171.6 million, respectively, of which $75.4 million and $37.9 million, respectively, is classified as "Advances to suppliers, current portion" on our condensed consolidated balance sheets. One supplier accounted for 100% and 99.6% of total advances to suppliers as of September 29, 2019 and December 30, 2018, respectively.

Advances from Customers

We have entered into agreements with customers who have made advance payments for solar power systems. These advances are applied as shipments of product occur or upon completion of certain project milestones.

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our condensed consolidated balance sheets as of September 29, 2019 is as follows:

(In thousands)	Fiscal 2019 (remaining three months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Estimated utilization of advances from customers	$29,953	$17,623	$32,997	$—	$—	$—	$80,573

Product Warranties

The following table summarizes accrued warranty activities for the three months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Balance at the beginning of the period	$158,924	$176,785	$172,266	$181,303
Accruals for warranties issued during the period	3,518	6,479	21,566	13,979
Settlements and adjustments during the period	(17,442)	(10,654)	(48,832)	(22,672)
Balance at the end of the period	$145,000	$172,610	$145,000	$172,610

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our condensed consolidated balance sheets (see Note 5. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of September 29, 2019 and December 30, 2018, we had $4.7 million and $3.3 million, respectively, classified as "accrued liabilities," and $5.8 million and $6.5 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions. As of September 29, 2019, we have future financing obligations related to these agreements as follows:

(In thousands)	Amount
Year:
2019 (remaining three months)	$—
2020	2,900
$2,900

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $19.0 million and $16.8 million as of September 29, 2019 and December 30, 2018, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may re-determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs and Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies,". We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement.

As of both September 29, 2019, and December 30, 2018, our provision was $4.2 million primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our condensed consolidated balance sheets. As of both September 29, 2019 and December 30, 2018, the underfunded status of our pension plans presented within "other long-term liabilities" on our condensed consolidated balance sheets was $3.0 million. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was zero for the three and nine months ended September 29, 2019 and September 30, 2018.

Legal Matters

We are a party to various litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Note 10. EQUITY INVESTMENTS

Our equity investments consist of equity investments with readily determinable fair value, investments without readily determinable fair value, equity investments accounted for using the fair value option, and equity method investments.

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

	As of
(In thousands)	September 29, 2019	December 30, 2018
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$144,658	$36,225
Total equity investments with readily determinable fair value	144,658	36,225
Equity investments without readily determinable fair value:
Project entities	2,677	2,951
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	8,536	8,810
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	9,000	8,831
SunStrong Partners, LLC	9,500	—
8point3 Solar Investco 3 Holdings, LLC	—	—
Total equity investment with fair value option	18,500	8,831
Equity method investments
Dongfang Electric Corporation	31,496	32,784
Project entities	38	2,044
Total equity method investments	31,534	34,828
Total equity investments	$203,228	$88,694

Variable Interest Entities ("VIEs")

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest. Under ASC 810, Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in its condensed consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	The power to direct the activities that most significantly impact the economic performance of the VIE; and

•	The right to receive benefits from, or the obligation to absorb losses of the VIE that could be potentially significant to the VIE.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees'

economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either:

•
A VIE that must be consolidated because we are the primary beneficiary or the investee is not a VIE and we hold the majority voting interest with no significant participative rights available to the other partners; or

•	A VIE that does not require consolidation because we are not the primary beneficiary or the investee is not a VIE and we do not hold the majority voting interest.

As part of the above analysis, if it is determined that we have the power to direct the activities that most significantly impact the investees' economic performance, we consider whether or not we have the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

Unconsolidated VIEs

On November 5, 2018, we sold a portion of our interest in certain entities that have historically held the assets and liabilities comprising our residential lease business to an affiliate of Hannon Armstrong. The residential lease assets are held in SunStrong which owns and operates those assets.

The partnership with Hannon Armstrong is planned to scale as new residential lease assets are contributed to the partnership that will be jointly owned by us and Hannon Armstrong. In furtherance of our long-term strategic goals, in June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form SunStrong Partners, LLC (“SunStrong Partners”), a jointly owned entity formed to own, operate, and control residential lease assets. Bank of America Merrill Lynch ("BAML") provided cash equity and a multi-draw term loan, with additional equity provided by us, Hannon Armstrong, and SunStrong. In June 2019, we made a $9.5 million equity investment in SunStrong Partners, in exchange for a 47.5% equity ownership.

Further, in June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form 8point3 Solar Investco 3 Holdings, LLC ("8point3 Holdings"), a jointly owned entity to own, operate and control a separate portfolio of existing residential lease assets, that was purchased from Capital Dynamics. Hannon Armstrong provided all of the necessary initial capital contribution to 8point3 Holdings that was used to purchase this portfolio and Hanon Armstrong owns 45.1% of the equity in 8point3 Holdings. In connection with the formation of this joint venture, we received a 44.9% of the equity interest for a minimal value. SunStrong owns the remaining 10% of the equity in 8point3 Holdings.

With respect to our interest in the SunStrong and SunStrong Partners, we have offered certain substantive, non-standard indemnifications to the investees or third party tax equity investors, related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes, and any cash flow losses from leases that do not generate the promised savings to homeowners or tax equity investors. The maximum exposure to loss arising from the indemnifications for SunStrong is limited to consideration received for the solar power systems. The maximum exposure to loss arising from the indemnifications for SunStrong Partners is limited to $250 million. Our retention of these indemnification obligations may require us to absorb losses that are not proportionate with our equity interests. As such, we determined that the investees are variable interest entities.

Based on the assessment of the required criteria for consolidation, we determined that we do not have the power to unilaterally make decisions that affect the performance of these investees. Under the respective operating and governance agreements, we and Hannon Armstrong are given equal governing rights and all major decisions, including among others, approving or modifying the budget, terminating service providers, incurring indebtedness, refinancing any existing loans, declaring distributions, commencing or settling any claims. Therefore, we concluded that these investees are under joint control and we are not the primary beneficiary of these investees.

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong Capital Holdings, LLC, SunStrong Partners, and 8point3 Solar Investco 3 Holdings, LLC. Refer to Note 7. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

Summary of unaudited financial information of the unconsolidated VIEs, as derived from their unaudited financial statements, is as follows. The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended	Nine Months Ended
(In thousands)	September 29, 2019
Summarized statements of operations information:
Revenue	23,288	46,450
Gross loss	(11,189)	(12,398)
Net loss	(9,162)	(5,906)

	As of
(In thousands)	September 29, 2019	December 30, 2018
Summarized balance sheet information:
Current assets	128,398	103,413
Long-term assets	938,293	868,185
Current liabilities	69,568	85,154
Long-term liabilities	762,290	660,065
1Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Consolidated VIEs

Our sale of solar power systems to residential and commercial customers in the United States are eligible for Investment Tax Credit ("ITC"). Under the current law, the ITC will be reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems placed into service after December 31, 2019, and then further reduced to approximately 22% for solar power systems placed into service after December 31, 2020, before being reduced permanently to 10% for commercial projects and 0% for residential projects. Internal Revenue Services (“IRS”) guidance on the current law provides for the ability to safe harbor the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

In September 2019, we entered into a joint venture Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance up to 200 megawatts of panels inventory, preserving the 30 percent federal ITC for third-party owned commercial and residential systems and meeting safe harbor guidelines. We expect to increase the volume in later years, for which Hannon Armstrong will extend a secured financing up to $112.8 million over the course of the remainder of fiscal 2019 (Refer Note 11, Debt and Credit Sources for other terms and conditions of this facility). The remaining 10% value of the safe harbored panels was funded by equity contributions in the joint venture of $6.8 million each by SunPower and Hannon Armstrong.

Based on the relevant accounting guidance summarized above, we determined that Solar Sail and Solar Sail Commercial are VIEs and after performing the assessment of required criteria for consolidation, we determined that we are the primary beneficiary of Solar Sail and Solar Sail Commercial as we have power to direct the activities that significantly impact the entity’s economic performance and we have exposure to significant profits or losses, and as such, we consolidate both of these entities.

Total revenue of the consolidated investees was $0 for both the three and nine months ended September 29, 2019. The assets of the Company's consolidated investees are restricted for use only by the particular investee and are not available for the general operations of the Company.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	September 29, 2019	December 30, 2018
Accounts receivable	$27,690	$19,062
Accounts payable	42,273	7,982
Accrued liabilities	25,079	22,364
Contract liabilities	26,360	—

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Payments made to investees for products/services	106,459	33,858	$205,477	$54,989
Revenues and fees received from investees for products/services[1]	38,963	616	60,369	3,915

1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	September 29, 2019				December 30, 2018
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$398,893	$398,893	$400,000	$—	$398,398	$398,398
4.00% debentures due 2023	425,000	—	420,890	420,890	425,000	—	419,958	419,958
CEDA loan	30,000	—	29,122	29,122	30,000	—	29,063	29,063
Non-recourse financing and other debt	97,525	79,687	17,754	97,441	49,073	39,500	9,273	48,773
	$952,525	$79,687	$866,659	$946,346	$904,073	$39,500	$856,692	$896,192

As of September 29, 2019, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2019 (remaining three months)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Aggregate future maturities of outstanding debt	$60,967	$3,326	$404,480	$24,086	$425,732	$33,934	$952,525

Convertible Debt

The following table summarizes our outstanding convertible debt:

	September 29, 2019			December 30, 2018
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$398,893	$400,000	$378,980	$398,398	$400,000	$306,904
4.00% debentures due 2023	420,890	425,000	391,799	419,958	425,000	341,968
	$819,783	$825,000	$770,779	$818,356	$825,000	$648,872
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

Other Debt and Credit Sources

Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance up to 200 megawatts of panels inventory, preserving the 30 percent federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines. The companies expect to increase the volume in later years, for which Hannon Armstrong will extend a secured financing of up to $112.8 million, over the course of the remainder of fiscal 2019.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of the end of the quarter ended September 29, 2019, we have drawn $23.4 million under this facility.
Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of September 29, 2019, the fair value of the Bonds was $31.9 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On June 23, 2017, we entered into an Amended and Restated Revolving Credit Agreement (the “Revolver”) with Credit Agricole, as administrative agent, and the other lenders party thereto, which amends and restates the Revolving Credit Agreement dated July 3, 2013, as amended.

The Revolver was entered into in connection with the Letter Agreement, to facilitate the issuance by Total S.A. of one or more guaranties of our payment obligations of up to $100.0 million under the Revolver. The Letter Agreement and the Revolver expired on August 26, 2019. Refer to Note 17 Subsequent Event for 2019 Revolver.

As of both September 29, 2019 and December 30, 2018, we had no outstanding borrowings under the Revolver.

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

As of September 29, 2019 and December 30, 2018, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million and $3.0 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants including maintaining $5.0 million of cash in a designated account, renewal or replacement of the existing revolving credit facility with Credit Agricole (discussed above) shortly after it expires, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. During the three and nine months ended September 29, 2019, we had drawn $3.3 million and $15.8 million, under this facility, respectively. During the three and nine months ended September 29, 2019, we repaid $11.7 million and $12.0 million, leaving a balance outstanding of $3.8 million as of September 29, 2019.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of September 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We have not drawn any amounts under this facility as of September 29, 2019.

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

The following presents a summary of our non-recourse financing arrangements, including arrangements that are not classified as debt:

	Aggregate Carrying Value[1]
(In thousands)	September 29, 2019	December 30, 2018	Balance Sheet Classification
Commercial Projects:
Arizona loan	6,301	6,650	Short-term debt and Long-term debt

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of September 29, 2019 and December 30, 2018, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 29, 2019	December 30, 2018
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$2,195	$—
		$2,195	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$325	$729
		$325	$729

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$360	$—
Interest rate contracts	Other long-term liabilities	437	152
		$797	$152

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$683	$1,161
		$683	$1,161

	September 29, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,520	$—	$2,520	$1,045	$—	$1,475
Derivative liabilities	$1,480	—	1,480	1,045	—	435

	December 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$729	$—	$729	$729	$—	$—
Derivative liabilities	1,313	—	1,313	729	—	584

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our condensed consolidated balance sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$(881)	$1,481	$(164)	$(561)
Unrealized gain (loss) recognized in OCI (effective portion)	2,774	605	2,495	2,708
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(510)	—	(955)	(35)
Less: (Gain) loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	3	(374)	10	(400)
Net gain (loss) on derivatives	2,267	231	1,550	2,273
Gain (loss) in OCI at the end of the period	$1,386	$1,712	$1,386	$1,712

The following table summarizes the amount of gain or loss recognized in "other, net" in our condensed consolidated statements of operations in the nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$153	$—	$260	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(1,329)	$(759)	$(2,363)	$(1,534)

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

Our cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses and interest rate fluctuations. We derive a portion of our revenues in foreign currencies, predominantly in Euro, as part of our ongoing business operations. In addition, a portion of our assets are held in foreign currencies. We enter into foreign currency forward and at times, option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than our functional currency. Our foreign currency forward and option contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.

As of September 29, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $43.9 million and zero, respectively. As of September 29, 2019 and December 30, 2018, we also had designated outstanding cash flow hedge option contracts with a notional value of $108.2 million and zero, respectively. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of three months or less and consist of foreign currency forward and option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our condensed consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations and cash flows. As of September 29, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $21.7 million. These foreign currency forward contracts have maturity of three months or less. As of December 30, 2018, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $11.4 million. These contracts matured in January 2019.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of September 29, 2019 and December 30, 2018, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.3 million and $6.7 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our condensed consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

For the three months ended September 29, 2019, our income tax provision of $5.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $12.1 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $3.7 million in the three months ended September 30, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $108.7 million was also primarily due to tax expense in foreign jurisdictions that are profitable.

For the nine months ended September 29, 2019, our income tax provision of $17.2 million on a profit before income taxes and equity in earnings of unconsolidated investees of $5.6 million was primarily due to the projected tax expense in foreign jurisdictions that are profitable, and a net change in valuation allowance from a foreign jurisdiction. Our income tax provision of $9.4 million in the nine months ended September 30, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $718.9 million was primarily due to tax expense in foreign jurisdictions that are profitable.

For the three and nine months ended September 29, 2019, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Total liabilities associated with uncertain tax positions were $19.0 million and $16.8 million as of September 29, 2019 and December 30, 2018, respectively. There have not been any material changes to our uncertain tax position as of September 29, 2019 as compared to our uncertain tax position as of December 30, 2018.

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

Diluted weighted-average shares is computed using basic weighted-average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, and the outstanding senior convertible debentures.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders	$(15,017)	$(89,826)	$16,718	$(652,917)
Denominator:
Basic weighted-average common shares	142,553	141,027	142,248	140,722

Basic net income (loss) per share	$(0.11)	$(0.64)	$0.12	$(4.64)

Diluted net income (loss) per share[1]
Numerator:
Net income (loss) attributable to stockholders	$(15,017)	$(89,826)	$16,718	$(652,917)
Net income (loss) available to common stockholders	$(15,017)	$(89,826)	$16,718	$(652,917)
Denominator:
Basic weighted-average common shares	142,553	141,027	142,248	$140,722
Effect of dilutive securities:
Restricted stock units	—	—	2,488	—
Dilutive weighted-average common shares:	142,553	141,027	144,736	140,722

Dilutive net income (loss) per share	$(0.11)	$(0.64)	$0.12	$(4.64)

1As a result of our net loss attributable to stockholders for the three months ended September 29, 2019, and the three and nine months ended September 30, 2018, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Restricted stock units	$5,386	$4,390	$837	$5,518
Upfront warrants (held by Total)	—	9,532	—	9,532
4.00% debentures due 2023	13,922	13,922	13,922	13,922
0.75% debentures due 2018	—	—	—	6,696
0.875% debentures due 2021	8,203	8,203	8,203	8,203

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of SunPower Energy Services revenue	$741	$598	$1,369	$1,759
Cost of SunPower Technologies revenue	781	641	1,454	2,000
Research and development	903	806	2,375	4,591
Sales, general and administrative	4,567	4,345	13,730	13,442
Total stock-based compensation expense	$6,992	$6,390	$18,928	$21,792

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Restricted stock units	$7,027	$6,385	$20,445	$21,619
Change in stock-based compensation capitalized in inventory	(35)	5	(1,517)	173
Total stock-based compensation expense	$6,992	$6,390	$18,928	$21,792

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

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

8point3 Energy Partners

We included adjustments related to the sales of projects contributed to 8point3 based on the difference between the fair value of the consideration received and the net carrying value of the projects contributed, of which, a portion was deferred in proportion to our retained equity stake in 8point3. The deferred profit was subsequently recognized over time. Under GAAP, these sales were recognized under either real estate, lease, or consolidation accounting guidance depending upon the nature of the individual asset contributed, with outcomes ranging from no, partial, or full profit recognition. Under IFRS, profit was recognized on sales related to the residential lease portfolio, while for other projects sold, profit was deferred until these projects reached commercial operations. Equity in earnings of unconsolidated investees also included the impact of our share of 8point3’s earnings related to sales of projects receiving sales recognition under IFRS but not GAAP. On June 19, 2018, we sold our equity interest in the 8point3 Group.

Legacy utility and power plant projects

We included adjustments related to the revenue recognition of certain utility and power plant projects based on percentage-of-completion accounting and, when relevant, the allocation of revenue and margin to our project development efforts at the time of initial project sale. Under IFRS, such projects are accounted for when the customer obtains control of the promised goods or services which generally results in earlier recognition of revenue and profit than U.S. GAAP. Over the life of each project, cumulative revenue and gross margin will eventually be equivalent under both GAAP and IFRS; however, revenue and gross margin will generally be recognized earlier under IFRS.

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

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, realized and unrealized gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A. Further, we elected the Fair Value Option (“FVO”) for some of our equity method investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects our ongoing results.

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

Loss on sale and impairment of residential lease assets

In the fourth quarter of fiscal 2017, we made the decision to sell or refinance our interest in the Residential Lease Portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of the Residential Lease Portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of our solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. In the fourth quarter of fiscal 2018, we sold membership units representing a 49% membership interest in our residential lease business and retained a 51% membership interest. The loss on divestment and the remaining unsold residential lease assets impairment with its corresponding depreciation savings are excluded from our segment results as they are non-cash in nature and not reflective of ongoing operating results. Additionally, in the third quarter of fiscal 2019, in continuation with our intention to deconsolidate all the residential lease assets owned by us, we sold the remainder of residential lease assets still owned by us, that were not previously sold. These residential lease assets were sold under a new assignment of interest agreement (“Assignment Agreement”) entered into with SunStrong.

Impairment of property, plant, and equipment

In the second quarter of fiscal 2018, we announced a proposed plan to change the corporate structure into the Upstream business unit and Downstream business unit, and long-term strategy to replace IBC technology to NGT. Accordingly, we are in the process of upgrading the equipment associated with our manufacturing operations for the production of NGT over the next several years. In connection with these events, we determined indicators of impairment existed and therefore performed an evaluation of the recoverability of the asset group. In accordance with such evaluation, we recognized a non-cash impairment charge on our property, plant and equipment. Such asset impairment is excluded from our non-GAAP financial measures as it is non-cash in nature and not reflective of our ongoing operating results.

Construction revenue on solar services contracts

Upon adoption of ASC 842 in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. Management believes it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds, as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period.

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

Stock-based compensation

Stock-based compensation relates primarily to our equity incentive awards. Stock-based compensation is a non-cash expense that is dependent on market forces that are difficult to predict. We believe that this adjustment for stock-based compensation provides investors with a basis to measure our core performance, including the ability to compare our performance with the performance of other companies, without the period-to-period variability created by stock-based compensation.

Amortization of intangible assets

We incur amortization of intangible assets as a result of acquisitions, which includes patents, purchased technology, project pipeline assets, and in-process research and development. We believe that it is appropriate to exclude these amortization charges from our non-GAAP financial measures as they arise from prior acquisitions, are not reflective of ongoing operating results, and do not contribute to a meaningful evaluation of our past operating performance.

Depreciation of idle equipment

In the fourth quarter of 2017, we changed the deployment plan for our next generation of solar cell technology, and revised our depreciation estimates to reflect the use of certain assets over their shortened useful lives. Such asset depreciation is excluded from our non-GAAP financial measures as it is non-cash in nature and not reflective of ongoing operating results. Excluding this data provides investors with a basis to compare our performance against the performance of other companies without such charges.

Business process improvements

During prior quarter ended June 30, 2019, the company initiated a project to improve its manufacturing and related processes to improve gross margin in coming years, and engaged third party experts to consult on business process improvements. Management believes it is appropriate to exclude these consulting expenses from our Non-GAAP financial measures as they non-recurring in nature, and are not reflective of the Company’s ongoing operating results.

Gain on business divestiture

In the second quarter of fiscal 2019, we entered into a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In connection with this sale, we recognized a gain relating to this business divestiture. We believe that it is appropriate to exclude this gain from our segment results as it is not reflective of ongoing operating results.

Transaction-related costs

In connection with material transactions such as acquisition or divestiture of a business, we incur transaction costs including legal and accounting fees. We believe that it is appropriate to exclude these costs from our segment results as they would not have otherwise been incurred as part of our business operations and are therefore not reflective of ongoing operating results.

Business reorganization costs

In connection with the reorganization of our business into an upstream and downstream business unit structure, we incurred and expect to continue incurring expenses in the upcoming quarters associated with reorganization of corporate functions and responsibilities to the business units, updating accounting policies and processes and implementing systems. We also incurred and expect to incur costs in financing our Next Generation Technology ("NGT") business. We believe that it is appropriate to exclude these from our segment results as they would not have otherwise been incurred as part of our business operations and are therefore not reflective of ongoing operating results.

Non-cash interest expense

We incur non-cash interest expense related to the amortization of items such as original issuance discounts on our debt. We exclude non-cash interest expense because the expense does not reflect our financial results in the period incurred. We believe that this adjustment for non-cash interest expense provides investors with a basis to evaluate our performance, including compared with the performance of other companies, without non-cash interest expense.

Restructuring expenses

We incur restructuring expenses related to reorganization plans aimed towards realigning resources consistent with our global strategy and improving our overall operating efficiency and cost structure. Restructuring charges are excluded from our segment financial measures because they are not considered core operating activities and such costs have historically occurred infrequently. Although we have engaged in restructuring activities in the past, each has been a discrete event based on a unique set of business objectives. As such, we believe that it is appropriate to exclude restructuring charges from our segment financial measures as they are not reflective of ongoing operating results or contribute to a meaningful evaluation of our past operating performance.

Segment and Geographical Information

The following tables present segment results for the three months ended September 29, 2019 and September 30, 2018 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	September 29, 2019		September 30, 2018
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$194,726	$—	$174,155	$—
North America Commercial	84,019	—	92,982	—
Operations and maintenance	14,733	—	11,854	—
Module sales	—	191,242	—	117,475
Development services and legacy power plant	—	6,963	—	46,965
Intersegment revenue	—	135,626	—	124,943
Total segment revenue as reviewed by CODM	$293,478	$333,831	$278,991	$289,383
Segment gross profit as reviewed by CODM	$30,473	$53,079	$39,022	$461
Adjusted EBITDA	$1,463	$57,144	$42,691	$(8,932)

	Nine Months Ended
	September 29, 2019		September 30, 2018
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$535,327	$—	$499,981	$—
North America Commercial	219,928	—	272,666	—
Operations and maintenance	37,289	—	36,879	—
Module sales	—	571,932	—	374,303
Development services and legacy power plant	—	20,638	—	105,704
Intersegment revenue	—	286,842	—	302,693
Total segment revenue as reviewed by CODM	$792,544	$879,412	$809,526	$782,700
Segment gross profit as reviewed by CODM	$72,460	$76,690	$115,202	$1,669
Adjusted EBITDA	$(10,106)	$60,344	$126,822	$20,100

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended		Nine Months Ended
(In thousands):	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total segment revenue as reviewed by CODM	$627,309	$568,374	$1,671,956	1,592,226
Adjustments to segment revenue:
Intersegment elimination	(135,626)	(124,943)	(286,842)	(302,693)
8point3 Energy Partners	—	—	—	8,588
Legacy utility and power plant projects	65	361	259	3,454
Legacy sale-leaseback transactions	—	(15,529)	—	(32,327)
Construction revenue on solar services contracts	(15,790)	—	(124,909)	—
Condensed consolidated GAAP revenue	$475,958	$428,263	$1,260,464	$1,269,248

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit	Three Months Ended		Nine Months Ended
(In thousands):	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Segment gross profit	$83,552	$39,483	$149,150	$116,871
Adjustments to segment gross profit:
Intersegment elimination	(5,378)	(18,606)	4,415	(17,305)
8point3 Energy Partners	—	—	—	8,337
Legacy utility and power plant projects	7	(162)	(993)	675
Business process improvements	(2,279)	—	(2,279)	—
Legacy sale-leaseback transactions	181	2,492	4,688	5,890
Impairment of property, plant and equipment	511	—	511	(355,107)
Construction revenue on solar services contracts	(1,160)	—	(18,052)	—
Loss on sale and impairment of residential lease assets	—	4,679	757	12,684
Cost of above-market polysilicon	(23,878)	(14,628)	(99,256)	(49,997)
Stock-based compensation expense	(1,522)	(1,239)	(2,823)	(3,760)
Amortization of intangible assets	(1,783)	(2,142)	(5,352)	(7,077)
Depreciation of idle equipment	—	—	—	(721)
Condensed consolidated GAAP gross profit (loss)	$48,251	$9,877	$30,766	$(289,510)

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Three Months Ended		Nine Months Ended
(In thousands):	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Segment adjusted EBITDA	$58,607	$33,759	$50,238	$146,922
Adjustments to segment adjusted EBITDA:
8point3	—	—	—	8,485
Legacy utility and power plant projects	7	(162)	(993)	675
Business process improvements	(2,279)	—	(2,279)	—
Legacy sale-leaseback transactions	181	(2,258)	(5,755)	(7,818)
Mark-to-market gain (loss) on equity investment with readily available fair value	27,595	(6,225)	128,095	(6,225)
Impairment of property, plant and equipment	—	—	—	(369,168)
Construction revenue on solar services contracts	(1,160)	—	8,978	—
Loss on sale and impairment of residential lease assets	(5,135)	(50,735)	(29,002)	(146,234)
Cost of above-market polysilicon	(23,878)	(14,628)	(99,256)	(49,997)
Stock-based compensation expense	(6,992)	(6,390)	(18,928)	(21,792)
Amortization of intangible assets	(1,783)	(2,142)	(5,352)	(7,077)
Depreciation of idle equipment	—	—	—	(721)
Gain on business divestiture	—	59,347	143,400	59,347
Transaction-related costs	(976)	(20,869)	(3,571)	(20,869)
Business reorganization costs	(6,066)	—	(12,871)	—
Restructuring charges	(4,283)	(3,923)	(6,071)	(18,604)
Non-cash interest expense	(10)	(13)	(30)	(58)
Equity in losses of unconsolidated investees	1,767	1,500	2,050	17,059
Net loss attributable to noncontrolling interests	(4,191)	(24,085)	(30,417)	(92,434)
Cash interest expense, net of interest income	(9,624)	(20,136)	(30,978)	(61,810)
Depreciation and amortization	(17,205)	(24,754)	(57,672)	(99,313)
Corporate	(16,638)	(27,017)	(23,992)	(49,271)
Income (loss) before income taxes and equity in loss of unconsolidated investees	$(12,063)	$(108,731)	$5,594	$(718,903)

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue):	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue by geography:
United States	58%	71%	53%	69%
France	7%	8%	9%	8%
Rest of World	35%	21%	38%	23%
	100%	100%	100%	100%

NOTE 17. SUBSEQUENT EVENTS

On October 29, 2019, we entered into a Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. The 2019 Revolver bears a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for the interest period in effect for such draw, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary of the Company that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the 2019 Revolver. We have also agreed to limit our ability to draw funds under the 2019 Revolver, to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of October 30, 2019, we had no outstanding borrowings under this 2019 Revolver.

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

Key transactions during the fiscal quarter ended September 29, 2019 include the following:

Financing for Safe Harbor Panels Inventory
In September 2019, we entered into a joint venture with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance 200 megawatts of panels inventory, preserving the 30% federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines. The companies expect to increase the volume in later years, for which Hannon Armstrong will extend a secured financing of $112.8 million, over the course of the remainder of fiscal 2019. The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.8 million each by SunPower and Hannon Armstrong.
The ITC is slated to step down from 30% at the end of this year to 26% in 2020, 22% in 2021 and then remain at 10% for commercial customers and zero for residential customers in 2022 and beyond. The safe harbor facility is expected to preserve 30% ITC value for projects placed in service from now through mid-2022.
Sale and Leaseback of Hillsboro Facility
In September 2019, we completed the sale of our manufacturing facility buildings in Hillsboro, Oregon, to Ragingwire Data Centers, Inc., through its affiliate (the “Buyer”) for a purchase price of $63.5 million (the "Sale Transaction”). In connection with the Sale Transaction, we also entered into a lease agreement with the Buyer to lease back a portion of the facility, consisting of the module assembly building for three years. Further, we agreed to complete the decommissioning of certain equipment and structures in the buildings, which is expected to be completed in the fourth quarter of fiscal 2019.
Net cash consideration of $39.7 million was received at close, net of fees and expenses of $3.8 million, and a holdback amount of $20.0 million for timely completion of decommissioning services. The holdback amount of $20.0 million is subject to liquidated damages for delay beyond the agreed decommissioning completion dates. We have included the entire receivable as part of net consideration for the purpose of calculation of gain on sale, but estimated a reserve of $1.7 million on this receivable based on the current expected completion date of these services.
In connection with the sale transaction, we recognized a gain of $21.3 million, net of deferred gain on decommissioning services to be provided subsequent to the quarter, and reserve on holdback receivable. An additional gain $4.3 million that represents gain in excess of fair market value of the building leased back was deferred to be recognized over the leaseback term of three years.
Sale of Residential Lease Assets
In fiscal 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that were controlled by us. As previously disclosed, on November 5, 2018, we entered into a Purchase and Sale agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong , to sell 49.0% of the membership interests in SunStrong. Following the closing of the PSA, we do not have the power to unilaterally make decisions that affect the performance of SunStrong, and accordingly, we deconsolidated SunStrong, thereby deconsolidating majority of our residential lease assets portfolio.

On September 27, 2019, consistent with our intention to deconsolidate all the residential lease assets owned by us, we sold the majority of the remainder of the residential lease assets still owned by us, that were not previously sold. These residential lease assets were sold under a new assignment of interest agreement (“Assignment Agreement”) entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold (the “Transaction”)
On April 12, 2019, SunStrong Capital Acquisition 3, LLC, our wholly-owned subsidiary (“Mezzanine Loan 3 Borrower”), and SunStrong Capital Lender 3 LLC, a wholly-owned subsidiary of Hannon Armstrong, entered into a mezzanine loan agreement under which Mezzanine Loan 3 Borrower borrowed a subordinated, mezzanine loan of $37.3 million (the “Mezzanine Loan 3”). As of September 27, 2019, we have drawn $27.3 million under the Mezzanine Loan 3. As part of the Transaction, SunStrong assumed all current and future debt service obligations associated with Mezzanine Loan 3. The assumption of such debt, although a non-cash transaction for us, was considered as future proceeds receivable, and reflected in the determination of the loss recognized upon deconsolidation.
In connection with the Transaction, we recognized a $10.5 million net loss on the sale within "Loss on sale and impairment of residential lease assets" in our Consolidated Statements of Operations for the three months and nine months ended September 29, 2019. The assets, liabilities, and equity of the Residential Lease Portfolio on the disposal date were as follows:
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

Additionally, the USTR initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. Uncertainties associated with the Section 201 and Section 301 trade cases prompted us to adopt a restructuring plan and implement initiatives to reduce operating expenses and cost of revenue overhead and improve cash flow. During fiscal 2018, we incurred total tariffs charges of approximately $42.5 million. During nine months ended September 29, 2019, we incurred total tariffs charges of approximately $5.5 million.

In fiscal 2019, we continue to focus on investments that we expect will offer the best opportunities for growth including our industry-leading Maxeon 5 cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We believe that our strategic decision to re-segment our business into an upstream and downstream structure, to focus our downstream efforts on our leading U.S. DG business while growing global sales of our upstream solar panel business through our SunPower Technologies business segment, will improve transparency and enable us to regain profitability.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Internal Revenue Code of 1986, as amended (the "Code"), and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10%. We are currently exploring opportunities to purchase solar equipment in accordance with IRS safe harbor guidance, allowing us to preserve the current ITC rates for solar projects that are completed after the scheduled reduction in rates. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. These changes are likely to result in a wide range of impacts to the U.S. solar industry and our business. For more information about the ITC and other policy mechanisms, please refer to the section titled "Item 1. Business—Regulations—Public Policy Considerations" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
SunPower Energy Services	$293,478	$278,991	5%	$792,544	$809,526	(2)%
SunPower Technologies	333,831	289,383	15%	879,412	782,700	12%
Intersegment eliminations and other	(151,351)	(140,111)	8%	(411,492)	(322,978)	27%
Total revenue	$475,958	$428,263	11%	$1,260,464	$1,269,248	(1)%

Total Revenue:

Our total revenue during the three months ended September 29, 2019 increased by 11%, as compared to the three months ended September 30, 2018, primarily due to an increase in our SunPower Technologies Segment. Our total revenue during the nine months ended September 29, 2019 decreased by 1% as compared to the nine months ended September 30, 2018, primarily due to a decrease in our SunPower Energy Services Segment. Increase and decrease by segments is discussed below.

We did not have significant customers that accounted for greater than 10% of total revenue in the three months ended September 29, 2019 and September 30, 2018.

SunPower Energy Services Segment Revenue:

Revenue for the segment increased by 5% during the three months ended September 29, 2019 as compared to the three months ended September 30, 2018, primarily due to higher volume of sales to our residential customers, partially offset by decrease in our commercial business, primarily due to reduction in power generation revenue due to sale of commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019, and lower volume of system sales.

Revenue for the segment decreased by 2% during the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018, primarily due to reduction in power generation revenue due to sale of commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019, and lower volume of systems sales and EPC contracts. This reduction was partially offset by a higher volume of sales to our residential customers.

SunPower Technologies Segment Revenue:

Revenue for the segment increased 15% and 12% during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to higher volume of module sales in Europe and Asia, as well as revenue from sale of development projects in Japan and Chile.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
SunPower Energy Services	$263,005	$239,969	10%	$720,083	$694,323	4%
SunPower Technologies	280,752	288,922	(3)%	802,722	781,032	3%
Intersegment eliminations and other	(116,050)	(110,505)	5%	(293,107)	83,403	(451)%
Total cost of revenue	$427,707	$418,386	2%	$1,229,698	$1,558,758	(21)%
Total cost of revenue as a percentage of total revenue	90%	98%		98%	123%
Total gross margin percentage	10%	2%		2%	(23)%

Total Cost of Revenue:

Our total cost of revenue during the three months ended September 29, 2019 increased by 2% as compared to the three months ended September 30, 2018, primarily due to an increase in our SunPower Energy Services Segment. Our total cost of revenue during the nine months September 29, 2019 decreased by 21% as compared to the nine months ended September 30, 2018, primarily due to a decrease in our SunPower Technologies Segment. Increase and decrease by segments is discussed below in detail.

SunPower Energy Services Segment

Cost of revenue for the segment increased by 10% and 4%, respectively, during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to a higher volume of sales to our residential customers.

SunPower Technologies Segment

Cost of revenue for the segment decreased by 3% during the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, primarily due to a gain on the sale and leaseback of our Oregon manufacturing facility, (refer to Note 4 "Business Divestiture and Sale of Assets" for further details), as well as a reduction in cost of revenues relating to power plant development as we ceased the development of large-scale solar power projects in the fourth quarter of fiscal 2018.

Cost of revenue for the segment increased by 3% during the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, due to higher volume of module sales in Europe and Asia.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
SunPower Energy Services	10%	14%	9%	14%
SunPower Technologies	16%	—%	9%	—%

SunPower Energy Services Segment Gross Margin:

Gross margin for the segment decreased by 4% and 5%, for the three and nine months ended September 29, 2019, as compared to the three and nine months ended September 30, 2018, respectively, primarily as a result of lower margin on sales in our residential business and higher project costs in our commercial business.

SunPower Technologies Segment Gross Margin:

Gross margin for the segment increased by 16% and 9%, during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to higher volume of module sales in Europe and Asia, as well as the sale of development projects in Japan and Chile, and profit contributed by the gain on sale and leaseback of our Oregon manufacturing facility.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
R&D	16,101	15,898	1%	$49,253	$66,225	(26)%
As a percentage of revenue	3%	4%		4%	5%

R&D expense increased by 1% during the three ended September 29, 2019 as compared to the three months ended September 30, 2018, primarily due to expenditures on our Maxeon 5 cell and panel technology.

R&D expense decreased by 26% during the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018, primarily due to a decrease in labor and facility costs as a result of reductions in headcount driven by our February 2018 restructuring plan.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
SG&A	64,734	76,069	(15)%	$189,569	$206,272	(8)%
As a percentage of revenue	14%	18%		15%	16%

SG&A expense decreased by 15% and 8% during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Restructuring charges	4,283	3,923	9%	$6,071	$18,604	(67)%
As a percentage of revenue	1%	1%		—%	1%

Restructuring charges increased 9% during the three months ended September 29, 2019 as compared to the three months ended September 30, 2018, primarily because of the incurrence of higher restructuring charges due to facility charges in connection with the February 2018 restructuring plan compared to the three months ended September 30, 2018.

Restructuring charges decreased by 67% during the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018, primarily because the majority of severance charges in connection with the February 2018 restructuring plan were incurred in prior periods. See "Item 1. Financial Statements-Note 8. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

Loss on sale and impairment of residential lease assets

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Loss on sale and impairment of residential lease assets	10,756	53,537	(80)%	$28,283	$170,898	(83)%
As a percentage of revenue	2%	13%		2%	13%

Loss on sale and impairment of residential lease assets decreased by 80% and 83% during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, primarily due to the sale of a majority of our residential lease assets portfolio in the fourth quarter of fiscal 2018. During the current quarter ended September 29, 2019, we have sold the majority of the remaining portion of the portfolio of residential lease assets that was still retained by us to SunStrong Capital Holdings, LLC , and recorded a loss on sale of $10.5 million on such sale. We also recorded a $0.2 million impairment charge in our remaining residential lease assets.

Gain on business divestiture

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Gain on business divestiture	$—	$(59,347)	(100)%	$(143,400)	$(59,347)	142%
As a percentage of revenue	—%	(14)%		(11)%	(5)%

Gain on business divestiture decreased by 100% during the three months ended September 29, 2019 as compared to the three months ended September 30, 2018, primarily due to the gain on sale of $59.3 million for sale of Microinverter business recorded in the quarter ended September 30, 2018 that has not recurred.

Gain on business divestiture increased by 142% during the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018, primarily due to the gain the on our sale of commercial sale-leaseback portfolio during the first and second quarters of fiscal 2019 resulting in a gain of $143.4 million compared to the gain of $59.3 million on sale of Microinverter business recorded in the quarter ended September 30, 2018.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Interest income	$1,025	$1,087	(6)%	$2,443	$2,280	7%
Interest expense	(10,649)	(25,972)	(59)%	(43,864)	(77,796)	(44)%
Other Income (expense):
Other, net	45,184	(3,643)	1,340%	146,025	48,775	199%
Other income (expense), net	$35,560	$(28,528)	225%	$104,604	$(26,741)	491%
As a percentage of revenue	7%	(7)%		8%	(2)%

Interest expense decreased 59% and 44% during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to deconsolidation of the non-recourse residential financing obligations in connection with the sale of the Residential Lease Portfolio in November 2018, as well as the deconsolidation of the sales-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during the first and second quarters of fiscal 2019.

Other income increased by 1,340% and 199%, respectively, in the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, primarily due to a $28.5 million and $129.0 million gains on an equity investment with a readily determinable fair value in the three months ended September 29, 2019, respectively, as compared to a loss of $6.2 million in the three months ended September 30, 2018.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Provision for income taxes	(5,378)	(3,680)	46%	$(17,243)	$(9,389)	84%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%

In the three months ended September 29, 2019, our income tax provision of $5.4 million on a loss before income taxes and equity in earnings of unconsolidated investees of $12.1 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $3.7 million in the three months ended September 30, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $108.7 million was also primarily due to tax expense in foreign jurisdictions that are profitable.

In the nine months ended September 29, 2019, our income tax provision of $17.2 million on a profit before income taxes and equity in earnings of unconsolidated investees of $5.6 million was primarily due to the projected tax expense in foreign jurisdictions that are profitable, and a net change in valuation allowance from a foreign jurisdiction. Our income tax provision of $9.4 million in the nine months ended September 30, 2018 on a loss before income taxes and equity in earnings of unconsolidated investees of $718.9 million was primarily due to tax expense in foreign jurisdictions that are profitable.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, the accumulated foreign earnings were deemed to have been taxed and were no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of September 29, 2019 as these are intended to be indefinitely reinvested in operations outside the United States.

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

Equity in Losses of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Equity in losses of unconsolidated investees	$(1,767)	$(1,500)	18%	$(2,050)	$(17,059)	(88)%
As a percentage of revenue	—%	—%		—%	(1)%

Our equity in losses of unconsolidated investees increased by 18% in the three months ended September 29, 2019, due to a $954,000 fair value adjustment to our equity investments with FVO in the current quarter, compared to the three months ended September 30, 2018. Our equity in losses of unconsolidated investees decreased by 88% in the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018, was primarily driven by an increase in our share of losses of unconsolidated investees as compared to a decrease in our share of losses of unconsolidated investees, specifically, 8point3 Energy Partners and its affiliates (the "8point3 Group") which we divested in June 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$4,191	$24,085	(83)%	$30,417	$92,434	(67)%

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

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of 83% and 67% during the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018, respectively, is primarily due to the deconsolidation of a majority of our residential lease assets in the last quarter of fiscal 2018 and during the current quarter ended September 29, 2019, and partially offset by an increase in contributions by Hannon Armstrong for the equity interest in a new Variable Interest Entity during the current quarter ended September 29, 2019.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended September 29, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018
Net cash used in operating activities	$(266,162)	$(517,076)
Net cash provided by investing activities	$7,695	$332,207
Net cash provided by (used in) financing activities	$106,686	$(7,855)

Operating Activities

Net cash used in operating activities for the nine months ended September 29, 2019 was $266.2 million and was primarily the result of: (i) net loss of $13.7 million; (ii) $143.4 million gain on business divestiture; (iii) $129.0 million mark-to-market gain on equity investments with readily determinable fair value; (iv) $108.1 million increase in inventories to support the construction of our solar energy projects; (v) $45.7 million increase in accounts receivable, primarily driven by billings; (vi) $21.4 million gain on sale of assets; (vii) $18.1 million increase in contract assets driven by construction activities; (viii) $17.3 million gain on sale of equity investments without readily determinable fair value; (ix) $9.2 million increase in project assets, primarily related to the construction of our Commercial solar energy projects; (x) $7.2 million decrease in operating lease liabilities; and (xi) $0.5 million increase in long-term financing receivables. This was offset by (i) $62.0 million depreciation and amortization; (ii) $64.0 million increase in accounts payable and other accrued liabilities; (iii) $36.7 million loss on sale and impairment of residential lease assets; (iv) $33.3 million increase in advances to suppliers; (v) stock-based compensation on $18.9 million; (vi) $8.1 million increase in contract liabilities driven by construction activities; (vii) $1.5 million decrease in prepaid expenses and other assets, primarily related to movements in prepaid inventory (viii) $7.5 million non-cash interest expense; (ix) $6.2 million decrease in operating lease right-of-use assets; (x) $5.9 million non-cash restructuring charges; (xi) $2.1 million loss in equity in earnings of unconsolidated investees; (xii) impairment of long-lived assets of $0.8 million; and (xiii) $0.5 million net change in deferred income taxes.

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

Investing Activities

Net cash provided by investing activities in the nine months ended September 29, 2019 was $7.7 million, which included (i) $42.9 million proceeds from sale of investments; (ii) net proceeds of $40.5 million from business divestiture; and (iii) proceeds of $40.0 million from sale of property, plant, and equipment. This was offset by (i) cash paid for solar power systems of $51.8 million; (ii) $35.1 million purchases of property, plant and equipment; (iii) $16.4 million cash de-consolidated from sale of residential lease assets; and (iv) cash paid for investments in unconsolidated investees of $12.4 million.

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

Financing Activities

Net cash provided by financing activities in the nine months ended September 29, 2019 was $106.7 million, which included: (i) $69.3 million net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (ii) $31.1 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; (iii) $22.4 million in net proceeds of 0.75% debentures due 2018, bank loans and other debt. This was partially offset by (i) $9.0 million of payment for prior business combination; (ii) $4.7 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iii) $2.4 million settlement of contingent consideration arrangement.

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

Debt and Credit Sources

Convertible Debentures

As of September 29, 2019, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of September 29, 2019, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031, under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of September 29, 2019, the fair value of the Bonds was $31.9 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of September 29, 2019, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheets.

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

As of September 29, 2019, letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants including maintaining $5.0 million of cash in a designated account, renewal or replacement of the existing revolving credit facility with Credit Agricole (discussed above) shortly after it expires, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. During the three and nine months ended September 29, 2019, we had drawn $3.3 million and $15.8 million under this facility, respectively. During the three and nine months ended September 29, 2019, we repaid $11.7 million and $12.0 million, leaving a balance outstanding of $3.8 million as of September 29, 2019.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of September 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of September 29, 2019, we had unrestricted cash and cash equivalents of $189.0 million as compared to $309.4 million as of December 30, 2018. Our cash balances are held in numerous locations throughout the world, and as of September 29, 2019, we had approximately $64.2 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $62.9 million in fiscal 2019 in order to increase our manufacturing capacity for our highest efficiency Maxeon 5 product platform and our new P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.
Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 29, 2019, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of September 29, 2019, outstanding amounts related to our project financing totaled $6.3 million.

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
While challenging industry conditions and a competitive environment extended throughout fiscal 2018 and into three quarters of fiscal 2019, we generated positive net total cash and cash equivalents in the current quarter and we expect to continue in the fourth quarter of fiscal 2019. We believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We have been successful in our ability to divest certain investments and non-core assets, such as the divestiture of our equity interest in 8point3 Energy Partners LP, the sale of certain assets and intellectual property related to the production of microinverters, the sale of membership interests in our Residential Lease Portfolio, and the sale of membership interests in our Commercial Sale-Leaseback Portfolio (Note 4. Business Divestiture). Additionally, we have secured other sources of financing in connection with our liquidity needs, as well as realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 11. Debt and Credit Sources). We continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

While we have not drawn on it. we also have the ability to enhance our available cash by borrowing up to $55.0 million under a revolving credit facility ("2019 Revolver") with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”) pursuant to a Green Revolving Credit Agreement. See Note 17. Subsequent Events.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Contractual Obligations

The following table summarizes our contractual obligations as of September 29, 2019:

		Payments Due by Fiscal Period
(In thousands)	Total	2019 (remaining three months)	2020-2021	2022-2023	Beyond 2023
Convertible debt, including interest[1]	$883,708	$1,750	$439,250	$442,708	$—
CEDA loan, including interest[2]	60,600	1,275	5,100	5,100	49,125
Other debt, including interest[3]	116,293	62,059	22,155	26,771	5,308
Future financing commitments[4]	2,900	—	2,900	—	—
Operating lease commitments[5]	104,482	3,019	30,012	23,263	48,188
Finance lease commitments[6]	2,194	151	1,236	807	—
Non-cancellable purchase orders[7]	192,312	192,312	—	—	—
Purchase commitments under agreements[8]	559,325	62,413	419,236	70,885	6,791
Deferred purchase consideration in connection with acquisition[9]	60,000	30,000	30,000	—	—
Total	$1,981,814	$352,979	$949,889	$569,534	$109,412

1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on September 29, 2019. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $2.9 million, subject to certain conditions.

5Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years which are classified as held-for-sale as of September 29, 2019, and various facility lease agreements including leases entered in that have not yet commenced.

6Finance lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 6 years.

7Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

8Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including some of our unconsolidated investees, for polysilicon, ingots, wafers, and module-level power electronics and alternating current cables, among others. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 5 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

9In connection with the acquisition of AUO SunPower Sdn. Bhd. in 2016, we are required to make noncancellable annual installment payments during 2019 and 2020. The payment due in fiscal 2019 was made on the first day of the fourth quarter of fiscal 2019.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of September 29, 2019 and December 30, 2018, total liabilities associated with uncertain tax positions were $19.0 million and $16.8 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of September 29, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 10% of our total revenue in both the three and nine months ended September 29, 2019 and 7% of our total revenue in both the three and nine months ended September 30, 2018, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $4.6 million and $13.1 million in the three and nine months ended September 29, 2019, respectively, and $2.9 million and $8.6 million in the three and nine months ended September 30, 2018, respectively.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 29, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $43.9 million and zero, respectively. As of September 29, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $108.2 million. As of September 29, 2019 and December 30, 2018, we had non-designated outstanding forward currency contracts with aggregate notional values of $21.7 million and $11.4 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 29, 2019 and December 30, 2018, advances to suppliers totaled $138.3 million and $171.6 million, respectively. One supplier accounted for 100.0% and 99.6% of total advances to suppliers as of September 29, 2019 and December 30, 2018, respectively.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of September 29, 2019 and December 30, 2018, investments of $31.5 million and $34.8 million, respectively, are accounted for using the equity method. As of September 29, 2019 and December 30, 2018, investments of $8.5 million and $8.8 million are accounted for using the measurement alternative method.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three and nine months ended September 29, 2019, we recognized a gain of $28.5 million and $129.0 million, respectively, within "Other, net" under other income (expense), net, on the condensed consolidated statement of operations. These strategic equity investments in third parties are subject to risk of changes in market value could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Debt

As of September 29, 2019, we held outstanding convertible debentures with an aggregate face value of $825.0 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $400.0 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $770.8 million and $648.9 million as of September 29, 2019 and December 30, 2018, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2019 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, except for the risk factors described and included below.

Acquisitions of other companies, project development pipelines and other assets, or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders’ equity. More specifically, we are currently engaging in discussions concerning possible strategic transactions, the consummation of which, or the failure to do so, could impact future results.

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into multiple joint ventures over the past several years, including our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015, our acquisition of 100% of the equity voting interest in our former joint venture AUO SunPower Sdn. Bhd. in fiscal 2016, our entry into a manufacturing joint venture in China in 2017, our SunStrong joint venture with Hannon Armstrong and acquisition of SolarWorld Americas in fiscal 2018, and our Solar Sail joint venture with Hannon Armstrong to safe harbor solar panels pursuant to IRS guidelines in September 2019.

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

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters, and liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act ("FCPA").

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2019 through July 28, 2019	7,218	$11.99	—	—
July 29, 2019 through August 25, 2019	4,885	$13.44	—	—
August 26, 2019 through September 29, 2019	11,290	$13.42	—	—
	23,393	$12.98	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

October 30, 2019	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer