Form 10-K
period 2019-12-29
SUNPOWER CORP
filed 2020-02-18
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware			94-3008969
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
51 Rio Robles	San Jose	California	95134
(Address of Principal Executive Offices)			(Zip Code)

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	SPWR	Nasdaq Global Select Market
d
Securities registered pursuant to Section 12(g) of the Act: None

_________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Emerging growth company	☐	Non-accelerated filer	☐
		Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $670 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2019. For purposes of determining this amount only, the registrant has defined affiliates as including Total Solar INTL SAS, formerly known as Total Solar International SAS, Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of the registrant on June 30, 2019.

The total number of outstanding shares of the registrant’s common stock as of February 7, 2020 was 168,394,511.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2020 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture, spin-off or other strategic transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware during 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR." In fiscal 2011, we became a majority owned subsidiary of Total Solar INTL SAS, formerly known as Total Solar International SAS, Total Gas & Power USA, SAS and Total Energies Nouvelles Activités USA ("Total"), a subsidiary of Total S.A. ("Total S.A.").

Company Overview

We are a leading global energy company dedicated to changing the way our world is powered. We deliver complete solar solutions to residential, commercial, and power plant customers worldwide by offering:

•cutting-edge solar module technology and solar power systems that are designed to generate electricity over a system life typically exceeding 25 years;

•integrated storage and software solutions that enable customers to effectively manage and optimize their CCOE energy usage and expenses;

•installation, construction, and ongoing maintenance and monitoring services; and

•financing solutions that provide customers with a variety of options for purchasing or leasing high efficiency solar products at competitive energy rates.

Our global reach is enhanced by Total S.A.'s long-standing presence in many countries where significant solar installation goals are being established.

Recent Developments

Announcement of Separation Transaction

On November 11, 2019, we announced plans to separate into two independent, complementary, strategically aligned and publicly-traded companies – SunPower and Maxeon Solar Technologies, Pte. Ltd. (“Maxeon Solar”). Each company will focus on distinct offerings built on extensive experience across the solar value chain.

•SunPower will continue as the leading North American distributed generation, storage and energy services company.

•Newly-formed Maxeon Solar will be the leading global technology innovator, manufacturer and marketer of premium solar panels.

Concurrent with the transaction, an equity investment of $298 million will be made in Maxeon Solar by long-time partner Tianjin Zhonghuan Semiconductor Co., Ltd. ("TZS"), a premier global supplier of silicon wafers, to help finance the scale-up of A-Series (Maxeon 5) production capacity.

The separation is expected to occur through a spin-off (the "Spin-Off") and distribution of all of the shares of Maxeon Solar held by SunPower to SunPower shareholders, followed by the TZS investment. The Spin-Off is intended to be tax-free to

SunPower stockholders. After the completion of the transactions, TZS will own approximately 28.848% of the diluted ordinary shares of Maxeon Solar and approximately 71.152% will be owned by SunPower shareholders, as of the record date of the spin-off. SunPower expects to complete the separation and Maxeon Solar capital injection in the second quarter of fiscal 2020. The investment by TZS, and consequently, the separation, is subject to certain conditions, including, among others, obtaining approvals from antitrust regulatory authorities in the Peoples Republic of China, as well as execution of internal reorganization and separation tax plan to impact to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 20-F filing with the SEC for Maxeon Solar.

In order to effect the Spin-Off, on November 8, 2019, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with Maxeon Solar. The Separation and Distribution Agreement governs the principal corporate transactions required to effect the separation and the Spin-Off distribution, and provides for the allocation between SunPower and Maxeon Solar of the assets, liabilities, and obligations of the respective companies as of the separation. In addition, the Separation and Distribution Agreement, together with certain Ancillary Agreements (defined below), provide a framework for the relationship between SunPower and Maxeon Solar subsequent to the completion of the Spin-Off.
Pursuant to the Separation and Distribution Agreement, consummation of the distribution is subject to certain conditions being satisfied or waived by us or Maxeon Solar, including, among other things: (1) completion of the transactions to complete the separation; (2) obtaining all necessary corporate approvals; (3) completion of all necessary filings under the U.S. securities laws; (4) receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of us and Maxeon Solar immediately after the consummation of the distribution in a form acceptable to us; (5) receipt of an opinion regarding the qualification of the distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code to our stockholders; (6) if applicable, the receipt of a waiver from the Singapore Securities Industry Council from the applicability of the Singapore Code on Take-overs and Mergers to the distribution; (7) the absence of any legal impediments prohibiting the distribution; and (8) the satisfaction or waiver of certain conditions precedent to the TZS investment set forth in the Investment Agreement (as further described below).

Also on November 8, 2019, we entered into an Investment Agreement (the “Investment Agreement”) with Maxeon Solar, TZS, and, for the limited purposes set forth therein, Total, pursuant to which TZS will purchase from Maxeon Solar ordinary shares that will, in the aggregate, represent approximately 28.848% of the outstanding ordinary shares of Maxeon Solar on a fully diluted basis after giving effect to the Spin-Off for $298 million. Pursuant to the Investment Agreement, we, Maxeon Solar, TZS and, with respect to certain provisions, Total have agreed to certain customary representations, warranties and covenants, including certain representations and warranties as to the financial statements, contracts, liabilities, and other attributes of Maxeon Solar, certain business conduct restrictions and covenants requiring efforts to complete the transactions.

Pursuant to the Investment Agreement, consummation of the TZS investment is subject to certain conditions being satisfied or waived by us or Maxeon Solar on the one hand, and TZS, on the other hand, including, among other things: (1) the completion of the separation and the distribution in accordance with the Separation and Distribution Agreement; (2) Maxeon Solar entering into definitive agreements for a term loan facility in an amount not less than $325 million; (3) Maxeon Solar obtaining certain additional financing in the form of a revolving credit facility of not less than $100 million or, alternatively, making certain working capital adjustment arrangements; (4) Maxeon Solar having no more than $138 million in debt and no less than $50 million in Cash (as defined in the Investment Agreement) immediately prior to the TZS investment; (5) execution of certain ancillary agreements and a shareholders agreement; (6) receipt of required governmental approvals; (7) completion of all necessary filings under the U.S. securities laws; (8) receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of us and Maxeon Solar immediately after the consummation of the distribution in a form acceptable to us; (9) if applicable, the receipt of a waiver from the Singapore Securities Industry Council from the applicability of the Singapore Code on Take-overs and Mergers to the distribution and the investment; and (10) the absence of any legal impediments prohibiting the investment. Moreover, the obligations of us and Maxeon Solar, on the one hand, and TZS, on the other hand, to consummate the investment are subject to certain other conditions, including, among other things, (A) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and (B) the other party’s performance of its agreements and covenants contained in the investment Agreement in all material respects. In addition, the obligation of TZS to consummate the investment is subject to the absence of any Material Adverse Effect (as defined in the Investment Agreement) on Maxeon Solar occurring from the date of the Investment Agreement through the closing of the Investment, subject, in each case, to certain exclusions set forth in the Investment Agreement.

The Investment Agreement provides certain termination rights for each of us and TZS, and further provides that, if the Investment Agreement is terminated, a termination fee may be payable under specified circumstances, including: (1) if we terminate to accept a superior proposal (as described in the Investment Agreement), a fee of $80 million payable by us to TZS; (2) if our Board of Directors recommends an alternative transaction that would constitute a sale of us and TZS terminates the Investment Agreement, a fee of $80 million payable by us to TZS; (3) if, as a result of an intentional breach by us or Maxeon Solar of our respective representations, warranties or covenants and, as a result, either (a) the transactions are not capable of being satisfied by August 8, 2020 (or such other extended date as contemplated under the Investment Agreement) (the “Outside Date”), (b) any final, non-appealable government order prohibiting the transactions has been issued, or (c) the closing conditions related to representations, warranties and covenants of us and Maxeon Solar are not capable of being satisfied, then a fee of $20 million payable by us to TZS; (4) if certain approvals by the Chinese government are not obtained, then a fee of $35 million payable by TZS to us; or (5) if, as a result of an intentional breach by TZS of its representations, warranties or covenants and, as a result, either (a) the transactions are not capable of being satisfied by the Outside Date, (b) any final, non-appealable government order prohibiting the transactions has been issued, or (c) the closing conditions related to representations, warranties and covenants of TZS are not capable of being satisfied, then a fee of $35 million payable by TZS to us. In addition, under the Investment Agreement, in the event that, within seven months after termination of the Investment Agreement because the TZS investment could not be completed by the Outside Date, (1) we enter into an agreement for or consummate an alternative transaction that would constitute a sale of our company, and prior to the termination of the Investment Agreement a third party had submitted a proposal for a transaction that would constitute a sale of us, then we are obligated to pay TZS a fee of $80 million, or (2) we (a) enter into an agreement for or consummate an alternative transaction that constitutes a sale of (i) 50% or more of Maxeon Solar’s equity or assets or (ii) 50% or more of the business being contributed to Maxeon Solar in the separation and (b) prior to the termination of the Investment Agreement a third party had submitted a proposal for an alternative transaction that constitutes a sale of (i) 50% or more of Maxeon Solar’s equity or assets or (ii) 50% or more of the business being contributed to Maxeon Solar in the separation, then we are obligated to pay TZS a fee of $20 million.

The Separation and Distribution Agreement and Investment Agreement contemplate certain additional agreements be entered into between us, Maxeon Solar and other parties in connection with the Spin-Off and related investment by TZS, including a tax matters agreement, employee matters agreement, transition services agreement, brand framework agreement, cross license agreement, collaboration agreement and supply agreement (collectively, the “Ancillary Agreements”), each as we previously noted in our announcement of the contemplated transaction.

We expect to incur total costs associated with the separation activities of $57.6 million through the completion of the separation. Furthermore, we have also concluded on the legal form of the separation and determined that Maxeon Solar will be the spinnee in the U.S. Accordingly, during the first half of fiscal 2020, we expect to effect certain internal reorganizations of, and transactions among, our wholly owned subsidiaries and operating activities in preparation for the legal form of separation.

Common Stock Offering

On November 25, 2019, we completed an offering of 25,300,000 shares of our common stock at a price of $7.0 per share, which included 3,300,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares, for gross proceeds of $177.1 million. We received net proceeds of $171.8 million from the offering, after deducting underwriter discounts which were recorded as a reduction of Additional Paid In Capital ("APIC"). We incurred other expenses of $1.1 million for the transaction which was recorded in APIC. We intend to use the net proceeds from the offering for general corporate purposes, including partially funding the repayment of our senior convertible debentures. Refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 18. Subsequent Events" for further details.

Financing for Safe Harbor Panels Inventory

In September 2019, we entered into the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 megawatts of panel inventory, in accordance with IRS safe harbor guidance, to preserve the 30% federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems. As of December 29, 2019, we had $100.6 million borrowed and outstanding under this agreement. We have the ability to draw up to $112.8 million under this agreement as of December 29, 2019. A portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by us and Hannon Armstrong.
The ITC for systems placed into service in 2020 is 26%, and will step down to 22% in 2021 and then remain at 10%
for commercial customers and zero for residential customers in 2022 and beyond. The safe harbor facility is expected to preserve 30% ITC value for projects placed in service from now through mid-2022, based on forecasted deployment of the panels.

Sale and Leaseback of Hillsboro Facility

In September 2019, we completed the sale of our manufacturing facility buildings in Hillsboro, Oregon, to RagingWire Data Centers, Inc., through its affiliate for a purchase price of $63.5 million (the "Sale-Leaseback Transaction”). In connection with the Sale-Leaseback Transaction, we also entered into a lease agreement to lease back a portion of the facility, consisting of the module assembly building for three years. Further, we agreed to complete the decommissioning of certain equipment and structures in the buildings, which was completed in the fourth quarter of fiscal 2019.

Net cash consideration of $39.7 million was received at the closing, net of fees and expenses of $3.8 million, and a holdback amount of $20.0 million for timely completion of decommissioning services. The holdback amount of $20.0 million was received by us in the fourth quarter of fiscal 2019, as the related decommissioning services were completed.

In connection with the sale transaction, we recognized a total gain of $25.2 million, which is included within "Cost of revenue" in our consolidated statements of operations for fiscal 2019. As of December 29, 2019, we have a deferred gain of $3.8 million that represents the excess of fair market value of the building leased back to be recognized over the leaseback term of three years.

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Divestitures and Sale of Assets."

Sale of Residential Lease Assets

In fiscal 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets (“Residential Lease Portfolio”), and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that we controlled. As previously disclosed, on November 5, 2018, we entered into a Purchase and Sale Agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong, to sell 49.0% of the SunStrong membership interests. Following the closing of the PSA, we do not have the power to unilaterally make decisions that affect the performance of SunStrong, and accordingly, we deconsolidated SunStrong, thereby deconsolidating majority of our residential lease assets portfolio.

On September 27, 2019, we sold the remainder of the residential lease assets still owned by us, that were not previously sold. These residential lease assets were sold under a new assignment of interest agreement entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold. We recognized a net loss of $7.2 million on this sale within "Loss on sale and impairment of residential lease assets" on our consolidated statements of operations for fiscal 2019.

For additional information, refer "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Divestitures and Sale of Assets."

Sale of Commercial Sale-Leaseback Portfolio

On March 26, 2019, we entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor"). The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each Lessor represents a separate asset (a “Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement. Upon the sale of the applicable membership interests, the related assets have been deconsolidated from our balance sheet.

In connection with the sale transaction, we received aggregate consideration of $81.3 million and recognized a total gain of $143.4 million, which is included within "Gain on business divestiture" in our consolidated statements of operations for fiscal 2019.

For additional information, refer "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Divestitures and Sale of Assets."

Segments Overview

Consistent with fiscal 2018, our segment reporting consists of our upstream and downstream structures. Under this segmentation, the SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers, commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities based on financial information for the SunPower Energy Services Segment and SunPower Technologies Segment.

SunPower Energy Services

North America Residential Channels

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

Concurrent with the sale of certain assets and intellectual property related to the production of microinverters to Enphase on August 9, 2018, we entered into a Master Supply Agreement (the “MSA”) pursuant to which, with certain exceptions, we have agreed to exclusively procure module-level power electronics (“MLPE”) and AC cables from Enphase to meet all of our needs for MLPE and AC cables for the manufacture and distribution of AC modules and discrete MLPE system solutions for the U.S. residential market, including our current Equinox solution and any AC module-based successor products. We have also agreed not to pair any third-party MLPE or AC cables with any of our modules for use in the grid-tied U.S. residential market where an Enphase MLPE is qualified and certified for such module. The initial term of the MSA is through December 31, 2023, and the MSA term will automatically be extended for successive two-year periods unless either party provides written notice of non-renewal.

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

Residential Sales Channels, Residential Leasing Program, and other Financing Options

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

As part of our strategic goals to de-lever our balance sheet and simplify our financial statements, we announced during the fourth quarter of 2017 our decision to monetize our interest in more than 400 MW of residential lease assets that historically have been consolidated in our balance sheets. On November 5, 2018, we sold a portion of our interest in certain entities that have historically held the assets and liabilities comprising our residential lease business to an affiliate of Hannon Armstrong. On September 27, 2019, we sold the majority of the remainder of our residential lease assets.

Commercial Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through sales to our third-party dealer network

For additional information, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Business Divestitures and Sale of Assets, Note 7. Solar Services, Note 10. Equity Investments, and Note 11. Debt and Credit Sources."

North America Commercial Direct

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

Sales Channels and Financing Options

We sell our commercial solar energy solutions to commercial and public entity end customers through a variety of means, including direct sales of turn-key engineering, procurement and construction ("EPC") services, selling energy to customers under power purchase agreements ("PPAs"), and sales of our O&M services.

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

We incorporate leading information technology platforms to facilitate the management of our solar power systems operating globally. Real-time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to help ensure timely resolution. Our performance model, PVSim, was developed over the last 21 years and has been audited by independent engineers. Solar panel performance coefficients are established through independent third-party testing. The SunPower Monitoring System also provides customers real-time performance status of their solar power system, with access to historical or daily system performance data through our customer website (www.sunpowermonitor.com). The SunPower Monitoring System is available through applications on Apple® and Android™ devices. Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

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

In September 2019, we signed a definitive agreement to sell our O&M business. We expect to complete the sale of our O&M business during the first half of fiscal 2020 subject to the satisfaction of customary conditions precedent, including receipt of certain third-party consents and approvals.

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

SunPower Technologies

Our SunPower Technologies Segment refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers, commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales.

As part of our separation transaction announced on November 11, 2019, we formed Maxeon Solar in the third quarter of 2019 in Singapore to serve as the holding company of businesses to be contributed to Maxeon Solar by SunPower in connection with a spin-off of the following businesses that are currently held by SunPower (collectively, the “Maxeon Business”):

•SunPower’s non-U.S. manufacturing business, including solar cell and module manufacturing facilities located in France, Malaysia, Mexico and the Philippines;
•SunPower’s international sales and distribution business outside of the 50 U.S. states, the District of Columbia and Canada;
•a 20% interest in Huansheng Photovoltaic (Jiangsu) Co., Ltd. (formerly known as Dongfang Huansheng Photovoltaic (Jiangsu) Co., Ltd.) (“Huansheng”), a joint venture to manufacture Performance solar panels (the “Performance Line” or “P-Series”) in China;
•an 80% interest in SunPower Systems International Limited, an international sales company based in Hong Kong;
•a 25% interest in Huaxia CPV Power Co. Ltd., a joint venture to manufacture and deploy low-concentration photovoltaic concentrator technology in Inner Mongolia and other regions in China; and
•a 3.7% interest in Deca Technologies Inc. (“Deca Tech”), a privately held wafer-level interconnect foundry business with headquarters in Tempe, Arizona and manufacturing in the Philippines.

Our Products

Our primary products are the Maxeon Line of interdigitated back contact ("IBC") solar cells and panels, and the Performance Line (P-Series) of shingled solar cells and panels. We believe the Maxeon Line of solar panels are the highest-efficiency solar panels on the market with an aesthetically pleasing design, and the Performance Line of solar panels offer a high-value, cost-effective solution for applications compared to conventional solar panels. The Maxeon Line, which includes E-

Series (Maxeon 2), X-Series (Maxeon 3) and A-Series (Maxeon 5) solar panels, is primarily targeted at residential and commercial customers across the globe. The Performance Line is primarily targeted at the utility-scale power plant market.

Solar panels are made using solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that convert sunlight into direct current electricity. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cell, which provides additional efficiency and allows our solar cells to be assembled into solar panels with a more uniform appearance. Our X-Series (Maxeon 3) solar panels, made with our X-Series (Maxeon 3) solar cells, have demonstrated panel efficiencies exceeding 22% in high-volume production. In fiscal 2016, one of our standard production modules set a world record for aperture area efficiency as tested by the National Renewable Energy Laboratory. We believe our X-Series (Maxeon 3) solar panels are the highest efficiency solar panels available for the mass market, incorporating Gen 3 solar cells with average efficiency of over 25%. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power is incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. Our suite of solar panels provides customers a variety of features to fit their needs, including the SunPower Signature black design which allows the panels to blend seamlessly into the rooftop. Both our X-Series (Maxeon 3) and E-Series (Maxeon 2) panels have proven performance with low levels of degradation, as validated by third-party performance tests. Our latest technology, or A-Series (Maxeon 5), offers solar cell efficiency of up to 25%, roughly in line with our X-Series (Maxeon 3) technology. When fully ramped, we expect A-Series (Maxeon 5) panels to be significantly less expensive to manufacture than E-Series (Maxeon 2) and X-Series (Maxeon 3) technology. We eventually plan to transform all of our legacy E-Series (Maxeon 2) production capacity in Fab 3 to A-Series (Maxeon 5). Due to higher manufacturing equipment throughput, we expect to be able to retrofit Fab 3 with approximately 1.9 gigawatts of A-Series (Maxeon 5) capacity—more than twice that of our legacy E-Series (Maxeon 2) technology.

Since fiscal 2016, we launched a line of solar panels under the P-Series and Performance product names, which is now referred to as our Performance Line of solar panels. These products utilize a proprietary manufacturing process to assemble conventional silicon solar cells into panels with increased efficiency and reliability compared with conventional panels. Performance Line solar panels are produced by Huansheng, a Yixing, China based joint venture in which we will own a 20% equity stake at the time of distribution. Huansheng currently has a capacity to produce approximately 1.9 gigawatts per year of Performance Line solar panels and has indicated that it plans to expand capacity to approximately 5 gigawatts per year by 2021. We have the right to take up to 33% of Huansheng’s capacity for sale directly into global DG markets, and a further 33% for sale into global power plant markets through a marketing joint venture in which we own an 80% stake.

Our proprietary technology platforms, including the Maxeon Line and Performance Line, target distinct market segments, serving both the distributed generation and power plant markets. This ability to address the full market spectrum allows us to benefit from a range of diverse industry drivers and retain a balanced and diversified customer base.
We believe that our Maxeon Line of IBC technology stands apart from the competition in key metrics that our customers value, including efficiency, energy yield, reliability and aesthetics.

We believe the combination of these characteristics enables the delivery of an unparalleled product and value proposition to our customers. Our A-Series (Maxeon 5) panels deliver 60% more energy in any given amount of roof space over the first 25 years, as compared to conventional panels.

We believe that we possess a technological advantage as the leading manufacturer of back-contact, back-junction cells that enables our panels to produce more electricity, last longer and resist degradation more effectively. We believe that our technology allows us to deliver:

•superior performance, including the ability to generate up to 35% more power per unit area than conventional solar cells;

•superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•superior reliability, as confirmed by multiple independent reports and internal reliability data;

•superior energy production per rated watt of power, as confirmed by multiple independent reports; and

•solar power systems that are designed to generate electricity over a system life typically exceeding 25 years.

With industry-leading conversion efficiencies, we continuously improve our Maxeon solar cells and believe they perform better and are tested more extensively to deliver maximum return on investment when compared with the products of our competitors.

Warranties

SunPower provides a combined 25-year standard solar panel product and power warranty for defects in materials and workmanship. The solar product warranty also warrants that Maxeon panels will provide 98% of the panel’s minimum peak power ("MPP") rating for the first year, declining due to expected degradation by no more than 0.25% per year for the following 24 years, such that the power output at the end of year 25 will be at least 92% of the panel’s MPP rating. Our Performance panels are warranted to provide 97% of the panel’s MPP rating for the first year, declining due to expected degradation by no more than 0.6% per year for the following 24 years, such that the power output at the end of year 25 will be at least 82.6% of the panel’s MPP rating. Our warranty provides that we will repair or replace or reimburse any defective solar panels during the warranty period. We also pass through long-term warranties from the original equipment manufacturers of certain system components to customers for periods ranging from five to 20 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 25 years.

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

Manufacturing and Suppliers

We purchase polysilicon, ingots, wafers, solar cells, balance of system components, and inverters from various manufacturers on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" for further information regarding the amount of our purchase obligations in fiscal 2020 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 29, 2019, advances to suppliers totaled $121.4 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate or if we are unable to fulfill our obligations under these supply agreements. For further information regarding our future prepayment obligations, refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Advances to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output over the next several years. For more information about risks related to our supply chain, including without limitation risks relating to announced tariffs on solar cells and modules imported into the U.S., refer to "Item 1A. Risk Factors—Risks Related to Our Supply Chain."

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
Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facilities located in the Philippines and Malaysia. Our solar cell manufacturing facility that we own and operate in the Philippines has a total rated annual capacity of 500 MW. The solar cell manufacturing facility we own and operate in Malaysia has a total rated annual capacity of over 800 MW and is currently being upgraded to 1,900 MW of A-Series (Maxeon 5) capacity.

We use our solar cells to manufacture our X-Series (Maxeon 3) and E-Series (Maxeon 2) solar panels at our solar panel assembly facilities located in Mexico and France, while we source solar cells from third parties for use in our P-Series solar panels at our solar panel assembly facility in Mexico and in Hillsboro, Oregon starting in 2019. Our solar panel manufacturing facilities have a combined total rated annual capacity of over 1.4 GW.

We source the materials and components of our solar panels and systems based on quality, performance, and cost considerations both internally and from third-party suppliers. We typically assemble proprietary components, while we purchase generally available components from third-party suppliers. The balance of system components, along with the EPC cost to construct the project, can comprise as much as two-thirds of the cost of a solar power system. Therefore, we focus on standardizing our products with the goal of driving down installation costs, such as with our Equinox and Helix systems.

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

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•SunPower Energy Services Segment: Canadian Solar Inc., First Solar, Inc., GAF Energy, Hanwha QCELLS Corporation, Hyundai Heavy Industries Co. Ltd., JA Solar Holdings Co., Jinko Solar, Kyocera Corporation, LG Corporation, LONGi Solar, NRG Energy, Inc., Panasonic Corporation, REC Group, Sharp Corporation, SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., and Yingli Green Energy Holding Co. Ltd.

•SunPower Technologies: Canadian Solar Inc., First Solar Inc., Hanwha QCELLS Corporation, JA Solar Holdings Co., Jinko Solar, LG Solar, LONGi Solar, Tongwei Co. Ltd., Panasonic, and Trina Solar Ltd.

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

We believe that the key competitive factors in the market for solar power systems include:

•total system price;

•LCOE evaluation;

•CCOE evaluation;

•power efficiency, reliability and performance;

•aesthetic appearance of solar panels and systems;

•speed and ease of installation through modular solutions such as our Helix system;

•strength of distribution relationships;

•availability of third-party financing and investments;

•established sales channels to customers;

•timeliness of new product introductions;

•bankability, strength, and reputation of our company; and

•warranty protection, quality, and customer service.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “SunPower Equinox,” “SunPower Giving,” “SunPower Horizons,” “SunPower Energy Services,” “SunPower Technologies,” “Bottle the Sun,” “Demand Better Solar,” “EDDiE,” “EnergyLink,” “Equinox Energy Systems and Design,” “Equinox Solar Systems and Design,” “Equinox,” “Experiential Learning. Expanding Opportunities.,” “Helix,” “InvisiMount,” “Light on Land,” “Maxeon,” “Oasis,” “Oasis Geo,” “Powering a Brighter Tomorrow,” “Smarter Solar,” “Solar Showdown,” “Sol,” “SunTile,” “More Energy. For Life.,” “The Planet's Most Powerful Solar,” and “The Power of One” in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 29, 2019, we held registrations for 32 trademarks in the United States, and had 9 trademark registration applications pending. We also held 159 trademark registrations and had 37 trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 29, 2019, we held 502 patents in the United States, which will expire at various times through 2037, and had 237 U.S. patent applications pending. We also held 688 patents and had 563 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

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

Information concerning certain limited activities in Iran and Syria

Information concerning the activities of our affiliate Total and its affiliated companies (collectively, the “Total Group”) related to Iran that took place in 2019 provided in this section is disclosed according to Section 13(r) of the Securities Exchange Act of 1934, as amended (“U.S. Exchange Act”).

In addition, information for 2019 is provided concerning the payments made by Total Group affiliates to, or additional cash flow that operations of Total Group affiliates generate for, governments of any country identified by the United States as state sponsors of terrorism (currently, Iran, North Korea, Syria and Sudan) or any entity controlled by those governments. The Total Group is not present in North Korea. Other than fees related to the renewal of the registration of an international trademark with the world intellectual property organization (which includes North Korea) paid in 2019, Total is not aware of any of its activities in 2019 having resulted in payments to, or additional cash flow for, the government of this country

Total believes that these activities are not subject to sanctions.

Iran

The Total Group’s operational activities related to Iran were stopped in 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action (“JCPOA”) in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

Statements in this section concerning affiliates intending or expecting to continue activities described below are subject to such activities continuing to be permissible under applicable international economic sanctions regimes.

Exploration & Production

The Tehran branch office of Total E&P South Pars S.A.S. (a wholly-owned affiliate), which opened in 2017 for the purposes of the development and production of phase 11 of the South Pars gas field, ceased all operational activities prior to November 1, 2018. In addition, since November 2018, Total Iran BV maintains a local representative office in Tehran with few employees solely for non-operational functions. Concerning payments to Iranian entities in 2019, Total Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 1.87 billion (approximately €39,500, using the average exchange rate for fiscal 2019, as published by the Central Bank of Iran) to the Iranian administration for taxes and social security contributions concerning the staff of the aforementioned representative office. None of these payments were executed in U.S. dollars.

Since November 30, 2018, Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate, holds a 1% interest in a joint venture relating to the Bruce field in the United Kingdom (the “Bruce Field Joint Venture”) with Serica Energy (UK) Limited (“Serica”) (98%, operator) and BP Exploration Operating Company Limited (“BPEOC”) (1%), following the completion of the sale of 42.25% of TEP UK’s interest in the Bruce Field Joint Venture on November 30, 2018 pursuant to a sale and purchase agreement dated August 2, 2018 entered into between TEP UK and Serica. Upon closing of the transaction on November 30, 2018, all other prior joint venture partners also sold their interests in the Bruce Field Joint Venture to Serica (BPEOC sold 36% retaining a 1% interest, BHP Billiton Petroleum Great Britain Limited (“BHP”) sold its entire interest of 16% and Marubeni Oil & Gas (U.K.) Limited (“Marubeni”) sold its entire interest of 3.75%).

The Bruce Field Joint Venture is party to an agreement governing certain transportation, processing and operation services provided to another joint venture at the Rhum field in the UK (the “Bruce Rhum Agreement”). The licensees of the

Rhum field are Serica (50%, operator) and the Iranian Oil Company UK Ltd (“IOC UK”), a subsidiary of NIOC (50%), an Iranian government-owned corporation. Under the terms of the Bruce Rhum Agreement, the Rhum field owners pay a proportion of the operating costs of the Bruce field facilities calculated on a gas throughput basis.

In November 2018, the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) granted a conditional license to BPEOC and Serica authorizing provision of services to the Rhum field following the re-imposition of U.S. secondary sanctions. The principal condition of the license is that the ownership of shares in IOC UK by Naftiran Intertrade Company Limited (the trading branch of the NIOC) are transferred into and held in a Jersey-based trust, thereby ensuring that the Iranian government does not derive any economic benefit from the Rhum field so long as U.S. sanctions against these entities remain in place. IOC UK’s interest is managed by an independent management company established by the trust and referred to as the “Rhum Management Company” (“RMC”). Where necessary TEP UK liaises with RMC in relation to the Bruce Rhum Agreement and TEP UK expects to continue liaising with RMC on the same basis in 2020.

In October 2019, OFAC renewed and extended the conditional license to Serica authorizing the provision of services to the Rhum field until February 2021. In addition, OFAC informed that, to the extent that the license remains valid and Serica represents that the conditions set out in the license are met, activities and transactions of non-U.S. persons involving the Rhum filed or the Bruce field, including in relation to the operation of the trust, IOC UK and RMC will not be exposed to U.S. secondary sanctions with respect to Iran.

IOC UK’s share of costs incurred under the Bruce Rhum Agreement have been paid to TEP UK in 2019 by RMC. In 2019, based upon TEP UK’s 1% interest in the Bruce Field Joint Venture and income from the net cash flow sharing arrangement with Serica, gross revenue to TEP UK from IOC UK’s share of the Rhum field resulting from the Bruce Rhum Agreement was approximately £8 million. This amount was used to offset operating costs on the Bruce field and as such, generated no net profit to TEP UK. This arrangement is expected to continue in 2020.

Early 2019, TEP UK continued to act as agent for BHP and Marubeni pursuant to the agency agreement entered into in June 2018 between BHP, Marubeni and TEP UK according to which TEP UK received payments from RMC in relation to BHP and Marubeni’s share of income from the Bruce Rhum Agreement (the “Agency Agreement”). The payments related to the period before November 30, 2018, prior to BHP and Marubeni divested their respective interest in the Bruce Field Joint Venture to Serica. In 2019, total payment received on behalf of BHP and Marubeni by TEP UK under this arrangement was approximately £1.1 million. TEP UK transferred all income received under the Agency Agreement to BHP and Marubeni and provided the service on a no profit, no loss basis. The Agency Agreement was terminated on June 27, 2019 following receipt of all payments relating to the period up to November 30, 2018.

TEP UK is also party to an agreement with Serica whereby TEP UK uses reasonable endeavors to evacuate Rhum NGL from the St Fergus Terminal (the “Rhum NGL Agreement”). TEP UK provides this service subject to Serica having title to all of the Rhum NGL to be evacuated and Serica having a valid license from OFAC for the activity. The service is provided on a cost basis, and TEP UK charges a monthly handling fee that generates an income of approximately £35,000 per annum relating to IOC UK’s 50% stake in the Rhum field. After costs, TEP UK realizes little profit from this arrangement. TEP UK expects to continue this activity in 2020.

Total S.A. paid approximately €2,000 to Iranian authorities related to various patents in 2019. Similar payments are expected to be made in 2020. Section 560.509 of the U.S. Iranian Transactions and Sanctions Regulations provides an authorization for certain transactions in connection with patent, trademark, copyright or other intellectual property protection in the United States or Iran, including payments for such services and payments to persons in Iran directly connected to intellectual property rights, and Total believes that the activities related to the industrial property rights are consistent with that authorization.

Other business segments

In 2019, Total S.A. paid fees of approximately €1,500 to Iranian authorities related to the maintenance and protection of trademarks and designs in Iran. Similar payments are expected to be made in 2020.

Refining & Chemicals

In 2019, Hanwha Total Petrochemicals (“HTC”), a South Korean joint venture in which each of Total Holdings UK Limited (a wholly-owned affiliate) and its partner Hanwha General Chemicals holds a 50% interest, reported some activity in

Iran. In November 2018, South Korea was granted a significant reduction exemption waiver (the “SRE waiver”) allowing it to import Iranian condensate from NIOC for six months. In that context, HTC purchased approximately 13.5 Mb of condensates from NIOC for approximately KRW 1,000 billion (approximately €760 million, using the average exchange rate for fiscal 2019, as published by Bloomberg) from January 2019 to April 2019. HTC stopped purchasing from NIOC thereafter. These condensates are used as raw material for certain of HTC’s steam crackers.

In 2019, Total Research & Technology Feluy (“TRTF”, a wholly-owned affiliate) and Total Raffinage Chimie (“TRC”, a wholly-owned affiliate) paid fees related to three patents to Iranian authorities for an amount of approximately €1,400.

Marketing & Services

In 2019, Total Marketing France (“TMF”, a wholly-owned affiliate), provided fuel payment cards to the Iranian embassy located in Neuilly-sur-Seine (France) and the Iranian delegation to UNESCO in Paris (France), to be used in the Total Group’s service stations. In 2019, this activity generated gross revenue of approximately €30,300 and net profit of approximately €2,200. The Total Group expects to continue this activity in 2020.

In 2019, as part of its refueling activities in France, Caldeo, a company wholly-owned by TMF, delivered fuel oil to the Iranian embassy in Neuilly-sur-Seine (France). In 2019, this activity generated gross revenue of approximately €1,500 and net profit of approximately €14. The Total Group expects to continue this activity in 2020.

In 2019, Total Belgium (a wholly-owned affiliate) provided fuel payment cards to the Iranian embassy in Brussels (Belgium), to be used in the Total Group’s service stations. In 2019, this activity generated gross revenue of approximately €11,000 and net profit of €4,000. The Total Group expects to continue this activity in 2020.

Syria

Since early December 2011, Total has ceased its activities that contribute to oil and gas production in Syria and maintains a local office solely for non-operational functions. In late 2014, the Total Group initiated a downsizing of its Damascus office and reduced its staff to few employees. Following the termination of their employment contracts in May 2019, the Damascus office was closed. In 2019, Total paid approximately €6,500 to the Syrian government as contributions for social security in relation to the aforementioned staff of the Damascus office before it was closed.

Employees

As of December 29, 2019, we had about 8,400 full-time employees worldwide, of which about 2,000 each were located in the United States and in the Philippines, about 1,700 were located in Malaysia, and about 2,500 were located in other countries. Of these employees, about 5,300 were engaged in manufacturing, about 1,500 in construction projects, about 300 in research and development, about 400 in sales and marketing, and more than 700 in general and administrative services. Although in certain countries, we have works councils and statutory employee representation obligations, our employees are generally not represented by labor unions on an ongoing basis. We have never experienced a work stoppage, and we believe our relations with our employees to be good.

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

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 51 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed the SEC's website at www.sec.gov.

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

Risks Related to the Spin-Off

Our plan to separate into two independent publicly-traded companies by means of a sponsored spin-off of our international SunPower Technologies business unit is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On November 11, 2019, we announced plans to separate into two independent publicly-traded through the proposed Spin-Off. In the Spin-Off, we will distribute shares of Maxeon Solar to our stockholders

The Spin-Off, which is currently targeted to be completed in the second quarter of 2020, is subject to certain conditions, including final approval by our Board of Directors, as well as other conditions such as completion of all necessary filings under the U.S. securities laws; receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of SunPower and Maxeon Solar immediately after the completion of the distribution in a form acceptable to us; receipt of an opinion regarding the qualification of the Distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) to our stockholders; if applicable, the receipt of a waiver from the Singapore Securities Industry Council from the applicability of the Singapore Code on Take-overs and Mergers to the distribution; the absence of any legal impediments prohibiting the Distribution; and the satisfaction or waiver of certain conditions Investment set forth in the Investment Agreement and as detailed below. In addition, we may not be able to complete the contemplated Spin-Off should TZS decide not to provide its contemplated investment. Pursuant to the Investment Agreement, the investment is subject to certain conditions being satisfied or waived by us or Maxeon Solar, on the one hand, and TZS, on the other hand, including, among other things, the completion of the Spin-Off, as well as other conditions including Maxeon Solar entering into definitive agreements for a term loan facility in an amount not less than $325 million; Maxeon Solar obtaining certain additional financing in the form of a revolving credit facility of not less than $100 million or, alternatively, making certain working capital adjustment arrangements; Maxeon Solar having no more than $138 million in other debt and no less than $50 million in Cash (as defined in the Investment Agreement) immediately prior to the Investment; execution of ancillary agreements and a shareholders agreement; receipt of required governmental approvals; completion of all necessary filings under the U.S. securities laws; receipt by our Board of Directors of one or more opinions from an independent valuation firm confirming the solvency and financial viability of each of us and Maxeon Solar immediately after the consummation of the Distribution in a form acceptable to us; if applicable, the receipt of a waiver from the Singapore Securities Industry Council from the applicability of the Singapore Code on Take-overs and Mergers to the distribution and the investment; and the absence of any legal impediments prohibiting the investment. Maxeon Solar has not yet secured commitment letters for the required term loan facility or revolving credit facility noted above, and there is no guarantee that Maxeon Solar will be able to secure such commitments. The failure to satisfy all of the required conditions could delay the completion of the Spin-Off or the investment for a significant period of time or prevent them from occurring at all.

Unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, negotiating challenges, the uncertainty of the financial markets, changes in the law, and challenges in executing the separation, could delay or prevent the completion of the

Spin-Off, or cause the Spin-Off to occur on terms or conditions that are different or less favorable than expected. Any changes to the Spin-Off or delay in completing the Spin-Off could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Spin-Off. If it does so, not only will we not realize any benefits of the Spin-Off, we may have to pay, in some cases, a breakup fee to TZS of either $20 million or $80 million, depending on the circumstances. No assurance can be given as to whether and when the Spin-Off will occur.

We have incurred significant expenses in connection with the Spin-Off and investment, and expect that the process of completing the Spin-Off will be time-consuming and involve significant additional costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the Spin-Off will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results, and results of operations. We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the Spin-Off and following its completion, which could harm our businesses. In addition, if the Spin-Off is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional fees. And, as noted, in some cases we may have to pay a breakup fee to TZS.

Any of the above factors could cause the Spin-Off (or the failure to execute the Spin-Off) to have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

The Spin-Off may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Spin-Off. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved. If the Spin-Off is completed, our operational and financial profile will change and we will face new risks. As independent, publicly-traded companies, SunPower and Maxeon Solar will be smaller, less-diversified companies with narrower business focuses and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition, and results of operations. There is no assurance that following the Spin-Off each separate company will be successful.

In addition, some investors holding our common stock prior to the separation may hold our common stock because of a decision to invest in a company that operates all of our business units, including our SunPower Technologies business unit. If the Spin-Off is completed, shares in each independent company held by those investors will represent an investment in a company with a different profile than that of SunPower, and, as a result, some investors may sell our common stock prior to the Separation or sell the shares of one or both independent companies resulting from the separation. Excess selling could cause the relative market price of our common stock to decrease and be subject to greater volatility following the completion of the Spin-Off. We expect the trading price of our common stock immediately following the ex-dividend date for the Spin-Off to be significantly lower than immediately preceding the ex-dividend date, as the trading price of our common stock will no longer reflect the value of our SunPower Technologies business unit. Further, there can be no assurance that the combined value of the shares of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed Spin-Off not occurred.

The proposed Spin-Off may result in disruptions to, and may negatively impact our relationships with, our customers and other business partners.

Uncertainty related to the Spin-Off may lead customers and other parties with which we currently do business, or may do business in the future, to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition and results of operations. The effect of such disruptions could be exacerbated by any delays or unanticipated developments in the completion of the Spin-Off.

Following the Spin-Off, each of SunPower and Maxeon Solar will operate as an independent publicly-traded company with its own business goals, objectives and commercial relationships.

Following the Spin-Off, we and Maxeon Solar will operate as independent publicly-traded companies. Accordingly, our business goals, objectives and commercial relationships will be different from those of Maxeon Solar. In that respect, we may not have exclusive access to next-generation solar cells and panels that may be produced by Maxeon Solar, including Maxeon 5 solar cells and A-Series (Maxeon 5) modules, following the applicable exclusivity periods in the supply agreement we will enter into with Maxeon, which could have an adverse effect on our business, financial condition and results of operations and our ability to execute our business strategy.

We may have divergent interests with respect to the transition services agreement and other ancillary agreements that we will enter into with Maxeon Solar, which could negatively impact the scope, duration or effectiveness of such agreements in a manner that negatively impacts our and Maxeon Solar’s businesses and operations.

We and Maxeon Solar will enter into a transition services agreement and other ancillary agreements in connection with the Spin-Off pursuant to which SunPower and Maxeon Solar will provide each other, on an interim, transitional basis, various services related to finance, accounting, business technology, human resources information systems, human resources, facilities, document management and record retention, relationship and strategy management and module operations, technical and quality support. Nevertheless, our interests and those of Maxeon Solar could differ with respect to these agreements, which could negatively impact the scope, duration or effectiveness of such agreements. In addition, if we or Maxeon Solar do not satisfactorily perform our obligations under these agreements, the non-performing party may be held liable for any resulting losses suffered by the other party. Also, during the periods of these agreements, our and Maxeon Solar’s management and employees may be required to divert their attention away from our and their respective business in order to provide services pursuant to the agreements, which could adversely affect our and their business. Any of these factors could negatively impact our and Maxeon Solar’s businesses and operations.

If the Spin-Off fails to qualify for tax-free distribution treatment to the stockholders for U.S. federal income tax purposes, then the distribution could result in tax liability to the stockholders.

We expect that for U.S. federal income tax purposes, the distribution should qualify, for our stockholders, as a tax-free distribution under Section 355 of the Code. This expectation is based, among other things, on various factual assumptions we have made. If any of these assumptions are, or become, inaccurate or incomplete, our expectations may change. For instance, this expectation relies on certain significant ownership interests in the resulting companies continuing after the Spin-Off. Whether such ownership continues may be out of SunPower’s control following the completion of the Spin-Off, because none of its stockholders have committed to SunPower to retain their shares of SunPower or Maxeon Solar after the Spin-Off. Additionally, there can be no assurance that the IRS will not challenge any positions we take with respect to the Spin-Off or that a court would not sustain such a challenge.

Although the stockholders are expected to obtain tax-free treatment in the distribution portion of the Spin-Off, the separation is expected to result in a fully taxable event to SunPower, for which SunPower expects to recognize gain which it expects to offset with prior year losses, thus resulting in a significant reduction in our net operating loss carryforwards. We may incur certain non-U.S. tax costs in connection with the separation, including tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material. If the distribution fails to qualify as tax-free under Section 355 of the Code, each SunPower stockholder will generally be required to include in its taxable income as a dividend the fair market value of the Maxeon Solar ordinary shares received by it to the extent of earnings and profits of SunPower and will generally take a fair market value basis in the Maxeon Solar ordinary shares received by it in the distribution.

We may determine to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities.

As a result of requirements of Section 355 of the Code and/or other applicable tax laws, we may determine to forgo certain transactions that would otherwise be advantageous. In particular, we may determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business would otherwise be advantageous.

If the Spin-Off is completed, any financing we obtain in the future could involve higher costs.

Following completion of the Spin-Off, any financing that we obtain will be with the support of a reduced pool of diversified assets and a significant amount of outstanding debt, and therefore we may not be able to secure adequate debt or equity financing on desirable terms. The cost to us of financing without our SunPower Technologies business unit as part of our consolidated company may be materially higher than the cost of financing prior to the Spin-Off. If we have credit ratings lower than we currently have, it could be more expensive for us to obtain debt financing than it has been to date.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of Maxeon Solar and SunPower or their relationships with Maxeon Solar following the Spin-Off.

Certain members of our Board of Directors and management are expected to own shares of Maxeon Solar and/or options to purchase shares of Maxeon Solar, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for SunPower and Maxeon Solar. This may create, or appear to create, potential conflicts of interest if these directors are faced with decisions that could have different implications for Maxeon Solar than the decisions have for SunPower.

Our historical financial statements do not reflect the effects of the Spin-Off.

Our historical financial information for periods prior to the completion of the Spin-Off are not necessarily indicative of what our results of operations, financial position and cash flows will be in the future if the Spin-Off is completed and, for periods prior to the Spin-Off, do not reflect many significant changes in our capital structure, funding and operations that will result from the Spin-Off.

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

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue and operating results are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that we derive a substantial portion of our total revenues from our large commercial customers, consequently:
•the amount, timing and mix of sales to our large commercial customers often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results because, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter;

•our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact, may similarly cause large fluctuations in our revenue and other financial results;

•our ability to monetize projects as planned is also subject to market conditions, including fluctuations in demand based on the availability of regulatory incentives and other factors, changes in the internal rate of return expected by customers in light of market conditions, the increasing number of power plants being constructed or available for sale and competition for financing, which can make both financing and disposition more challenging and may significantly affect project sales prices;

•market conditions may deteriorate after we have committed to projects, resulting in delays in disposing of projects, or changes in amounts realized on disposition, which may lead to significant fluctuations in the period-over-period profile of our results of operations and our cash available for working capital needs;

•in the event a project is subsequently canceled, abandoned, or is deemed unlikely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect operating results;

•a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue;

•our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach these agreements;

•in the event of a customer bankruptcy, our customers may seek to terminate or renegotiate the terms of current agreements or renewals; and

•the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations.

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
On February 7, 2018, safeguard tariffs on imported solar cells and modules went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Modules are subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 15% in 2021. Cells are subjected to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business and results of operations. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our X-Series (Maxeon 3), E-Series (Maxeon 2), A-Series (Maxeon 5) and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

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

Uncertainty surrounding the implications of existing tariffs affecting the U.S. solar market, trade tensions between China and the United States is likely to cause market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, the imposition of tariffs is likely to result in a wide range of impacts to the U.S. solar industry and the global manufacturing market, as well as our business in particular. Such tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage. With the uncertainties associated with the tariffs and Section 301 trade case, events and changes in circumstances indicated that the carrying values of our long-lived assets associated with our manufacturing operations might not be recoverable.
The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential lease program, and our customers, and is affected by general economic conditions and other factors.

Our growth strategy depends on third-party financing arrangements. We often require project financing for development and construction of certain of our projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that purchases the system from us or our authorized dealers. We often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and results of operations. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in both segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 6. Solar Services."

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

Our solar panels are competitive in the market as compared with lower cost conventional solar cells, such as thin-film, due to our products’ higher efficiency, among other things. Given the general downward pressure on prices for solar panels driven by increasing supply and technological change, a principal component of our business strategy is reducing our costs to manufacture our products to remain competitive. We also focus on standardizing our products with the goal of driving down installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, or if competitor products are exempted from tariffs and quotas and ours are not, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.

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

Our failure to further refine our technology, reduce costs in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become less competitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This risk requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency and prove the reliability of our solar panels as compared with those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely affected.

As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business’s operating results and financial condition. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.
Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, financial condition and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our financial results to be different than forecasted. Uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue and earnings. Finally, the imposition by the U.S. of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. See also under this section, “Risks Related to Our Sales Channels-If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; and in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production; and in 2020 with California's adoption of building standards requiring the installation of solar systems on new homes), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as the extension at the end of 2015 of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification or elimination of grid access, government mandates or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments, among others, have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon, and potentially other components. These and any other tariffs or similar taxes or duties may increase the price of our solar products and adversely affect our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

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

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also under this section “Risks Related to Our Supply Chain-We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required time frames and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers the manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

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

As we continue to seek to expand our retail customer base, our activities with customers - and in particular, our financing activities with our residential customers - are subject to consumer protection laws that may not be applicable to our other businesses, such as federal truth-in-lending, consumer leasing, telephone and digital marketing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines. In addition, our affiliations with third-party dealers may subject us to alleged liability in connection with actual or alleged violations of law by such dealers, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third-party dealers, whether or not we are ultimately found liable.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced restructuring plans in February 2018 and December 2019 to realign and optimize workforce requirements in light of recent changes to our business, including the contemplated plan to separate into two public companies through the Spin-Off, to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. While we expect to complete the February 2018 and December 2019 plans in 2020 and 2023, respectively, additional actions may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods associated with our restructurings. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the restructurings, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plan, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 8. Restructuring."

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

We are often required, as a condition of financing or at the request of our end customer, to undertake certain obligations such as:
•system output performance warranties;
•system maintenance;
•penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other construction milestones are not achieved;
•guarantees of certain minimum residual value of the system at specified future dates;
•system put-rights whereby we could be required to buy back a customer’s system at fair value on a future date if certain minimum performance thresholds are not met; and
•indemnification against losses customers may suffer as a result of reductions in benefits received under the solar commercial investment tax credit (“ITC”) and of the Treasury grant programs under Section 1603 of the American Recovery and Reinvestment Act (the “Cash Grant”).

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

To develop new products, including our A-Series (Maxeon 5), support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems for sale to customers. Developing and constructing solar power projects requires significant time and substantial initial investment. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See also under this section, “Risks Related to Our Operations-Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments" and "Risks Related to Our Sales Channels-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition," and "Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

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

On October 29, 2019, we entered into a new Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole, as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary of the Company that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the 2019 Revolver. We have also agreed to limit our ability to draw funds under the 2019 Revolver, to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw. As of December 29, 2019, we had no outstanding borrowings under the 2019 Revolver.

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, through our current cash and cash equivalents, cash generated from operations, and funds available under our 2019 Revolver and from our other construction financing providers. Upon the termination of the 2019 Revolver, we may be unable to find adequate credit support in replacement, on acceptable terms or at all. In such case, our ability to obtain adequate amounts of debt financing may be harmed. The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity investments or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity investments or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations and financial condition.

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

We currently have a significant amount of debt and debt service requirements. As of December 29, 2019, we had approximately $1.0 billion of outstanding debt.

This level of debt could have material consequences on our future operations, including:
•making it more difficult for us to meet our payment and other obligations under the debentures and our other outstanding debt;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements (with certain covenants becoming more restrictive over time), which event of default could result in all or a significant portion of our debt becoming immediately due and payable;
•reducing the availability of our cash flows to fund working capital, capital expenditures, project development, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit agreement with Credit Agricole;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•placing us at a competitive disadvantage compared with our competitors that have less debt or have lower leverage ratios.

In the event, expected or unexpected, that any of our joint ventures is consolidated with our financial statements, such consolidation could significantly increase our indebtedness.
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, "Risks Related to Our Operations-We may in the future be required to consolidate the assets, liabilities, and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results", "Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows," and "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies-Liquidity.”

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

We benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority (“PEZA”), which provides that we pay no income tax in the Philippines for those operations subject to the ruling. Tax savings associated with the Philippines tax holidays were approximately $4.0 million, $3.4 million, and $5.6 million in fiscal 2019, 2018, and 2017, respectively, which provided a diluted net income (loss) per share benefit of $0.03, $0.02, and $0.04 in fiscal 2019, 2018, and 2017, respectively.

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
We continue to qualify for the auxiliary company status in Switzerland where we sell our solar power products. The auxiliary company status entitles us to a tax rate of 11.5% in Switzerland, reduced from approximately 24.2%. Tax savings associated with this ruling were approximately $2.3 million, $1.8 million, and $2.4 million in fiscal 2019, 2018, and 2017, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.01, and $0.02 in fiscal 2019, 2018, and 2017, respectively.

We also benefit from a tax holiday granted by the Malaysian government, subject to certain hiring, capital spending, and manufacturing requirements. We received approval from the Malaysian government of the extension of our tax holiday for a second five-year term (through June 30, 2021). The Company is in the process of negotiating with the Malaysia government to modify the requirements of the second five-year term because of the planned manufacturing expansion in Malaysia. The current negotiation is not expected to affect the tax holiday status. Tax savings associated with the Malaysia tax holiday were approximately $3.9 million, $7.6 million, and $6.8 million in fiscal 2019, 2018, and 2017 respectively, which provided a diluted net income (loss) per share benefit of $0.03, $0.05, and $0.05 in fiscal 2019, 2018, and 2017 respectively. Although we were granted the extension, should we fail to meet certain requirements in the future and are unable to renegotiate the tax ruling further, we could be retroactively and prospectively subject to statutory tax rates and repayment of certain incentives which could negatively impact our business.

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

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for fiscal year 2018 (previously known as "The Tax Cuts and Jobs Act" and, as enacted, the "Tax Act"). The Tax Act reduced the federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. We analyzed the impacts of the “Tax Act” and concluded that our cash payments for income tax will not be materially impacted in the foreseeable future.

        Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See also “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 13. Income Taxes.”

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

Our credit and other agreements contain restrictions that may limit our ability to operate our business.

        We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, our Affiliation Agreement with Total, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, restrictions that limit our ability to, among other things:

•incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•create liens;

•make certain investments or acquisitions;

•enter into transactions with our affiliates;

•sell certain assets;

•redeem capital stock or make other restricted payments;

•declare or pay dividends or make other distributions to stockholders; and

•merge or consolidate with any person.

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

Additionally, because certain of these agreements are “take or pay,” if our demand for polysilicon from these suppliers decreases, we could be required to purchase polysilicon that we do not need, resulting in either storage costs or payment for polysilicon we nevertheless choose not to accept from such suppliers. Further, we face significant, specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.
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

To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required time frames.
Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.
We utilize construction loans, term loans, sale-leaseback, partnership flip, preferred equity, and other financing structures to fund acquisition, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our 2019 Revolver and outstanding convertible debentures.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our results of operations. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of December 29, 2019, our subsidiaries had $9.1 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our 2019 Revolver, our 4.00% debentures due 2023 and our 0.875% debentures due 2021.

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

Risks we face in conducting business internationally include:
•multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, environmental protection, regulatory requirements, international trade agreements, and other government approvals, permits and licenses;

•difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•potentially adverse tax consequences associated with current, future or deemed permanent establishment of operations in multiple countries;

•relatively uncertain legal systems, including potentially limited protection for intellectual property rights, and laws, changes in the governmental incentives we rely on, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

•inadequate local infrastructure and developing telecommunications infrastructures;

•financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

•political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act in the U.S. and similar laws outside of the U.S.).

We have a complex organizational structure involving many entities globally. This increases the potential impact of adverse changes in laws, rules and regulations affecting the free flow of goods and personnel, and therefore heightens some of the risks noted above. Further, this structure requires us to effectively manage our international inventory and warehouses. If we fail to do so, our shipping movements may not correspond with product demand and flow. Unsettled intercompany balances between entities could result, if changes in law, regulations or related interpretations occur, in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

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
        The success of our manufacturing operations is subject to significant risks including:
•cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•custom-built equipment may take longer or cost more to engineer than planned and may never operate as designed;

•incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, may not be successful;

•our ability to obtain or maintain third-party financing to fund capital requirements;

•difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by our manufacturing partners;

•difficulties in hiring and retaining key technical, management, and other personnel;

•impacts that may arise from natural disasters and epidemics; and

•potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations; and

•tariffs imposed on imported solar cells and modules which may cause market volatility, price fluctuations, supply shortages, and project delays.

Any of these or similar difficulties may unexpectedly delay or increase costs of our supply of solar cells, which could adversely impact our business and operating results. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in extended holidays and travel restrictions. At this point, the extent to which the coronavirus may impact our supply, operations, or sale of our products is uncertain.
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
A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC, which is administered by the Internal Revenue Service (“IRS”). The ITC allows qualified applicants to claim an amount equal to 26% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC. We have also accounted for certain projects and programs in our business using the same assumptions.

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC and the assumptions regarding expected tax benefits, both in timing and amount, are made in accordance with the guidance provided by the IRS. Any changes to the IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor guidance, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of the ITC, could materially and adversely affect our business and results of operations. If the IRS disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers and investors for the loss of tax incentives. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects or our residential lease program. Additionally, if the amount or timing of ITCs received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations and financial condition.

There are continuing developments in the interpretation and application of how companies should calculate their eligibility and level of ITC incentives. There have been recent cases in the U.S. district courts that challenge the criteria for a true lease, which could impact whether the structure of our residential lease program qualifies under the ITC. If the IRS redetermines the amount of the ITC, investors may be required to make corresponding adjustments to their taxable income or other changes. Such adjustments may provide us with an indication of IRS practice regarding the valuation of residential leased solar assets, and we would consider such adjustments in our accounting for our indemnification obligations to investors who receive ITCs.

Acquisitions of other companies, project development pipelines and other assets, or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders’ equity.

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into several joint ventures over the past several years, including our acquisitions of Cogenra Solar, Inc. and Solaire Generation, Inc. in fiscal 2015, our acquisition of 100% of the equity voting interest in our former joint venture AUO SunPower Sdn. Bhd. in fiscal 2016, our entry into a manufacturing joint venture in China in 2017, and our SunStrong and Solar Sail joint ventures with Hannon Armstrong and acquisition of SolarWorld Americas in fiscal 2018 and 2019. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into additional joint ventures or other strategic initiatives.

Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•insufficient experience with technologies and markets in which the acquired business or joint venture is involved, which may be necessary to successfully operate and/or integrate the business or the joint venture;

•problems integrating the acquired operations, personnel, IT infrastructure, technologies or products with the existing business and products;

•diversion of management time and attention from the core business to the acquired business or joint venture;

•potential failure to retain or hire key technical, management, sales and other personnel of the acquired business or joint venture;

•difficulties in retaining or building relationships with suppliers and customers of the acquired business or joint venture, particularly where such customers or suppliers compete with us;

•potential failure of the due diligence processes to identify significant issues with product quality and development or legal and financial liabilities, among other things;

•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities or work councils, which could delay or prevent acquisitions, delay our ability to achieve synergies, or adversely impact our successful operation of acquired companies or joint ventures;

•potential necessity to re-apply for permits of acquired projects;

•problems managing joint ventures with our partners, meeting capital requirements for expansion, potential litigation with joint venture partners and reliance upon joint ventures which we do not control;

•differences in philosophy, strategy, or goals with our joint venture partners;

•subsequent impairment of the acquired assets, including intangible assets; and

•assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters, and liabilities associated with compliance with laws (for example, the FCPA).

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

Our residential lease program has been eligible for the ITC. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC was reduced from approximately 30% of the cost of the solar system to approximately 26% for solar systems placed into service after December 31, 2019, and will be further reduced to approximately 22% for solar systems placed into service after December 31, 2020, before being reduced permanently to 10% for commercial projects and 0% for residential projects.

Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of financing partners to invest in funds associated with our residential lease program. Additionally, benefits under the ITC programs are tied, in part, to the fair market value of our systems, as ultimately determined by the federal agency administering the benefit program. This means that, in connection with implementing financing structures that monetize such benefits, we need to, among other things, assess the fair market value of our systems in order to arrive at an estimate of the amount of tax benefit expected to be derived from the benefit programs. We incorporate third-party valuation reports that we believe to be reliable into our methodology for assessing the fair market value of our systems, but these reports or other elements of our methodology may cause our fair market value estimates to differ from those ultimately determined by the federal agency administering the applicable benefit program. If the amount or timing of the ITC received in connection with our residential lease program varies from what we have projected, due to discrepancies in our fair value assessments or otherwise, our revenues, cash flows, and margins could be adversely affected.

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

See also under this section, “Risks Related to Our Supply Chain—A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations and cash flows.”

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

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely affect our operations. We have experienced significant turnover in our management team in the recent past, and we are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation. In connection with our separation into two public companies through the Spin-Off, members of SunPower’s management team may accept roles with Maxeon Solar. We also anticipate that over time we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative, and accounting personnel. In recent years, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model, and may impair our ability to retain key talent required to provide transition services during such restructurings. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

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
Successful completion of a particular project may be adversely affected by numerous factors, including:
•failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•failures or delays in obtaining necessary permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners;

•unforeseen engineering problems;

•uncertainties relating to access to available transmission for electricity generated by our solar power systems and delays in interconnection of such systems;

•construction delays and contractor performance shortfalls;

•work stoppages or labor disruptions and compliance with labor regulations;

•cost over-runs;

•availability of products and components from suppliers;

•adverse weather conditions;

•environmental, archaeological and geological conditions; and

•availability of construction and permanent financing.

If we are unable to complete the development of a solar power project, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the EPC agreement or other agreements relating to the power plant, and we typically will not be able to recover our investment in the project. We expect to invest a significant amount of capital to develop projects initially owned by us or ultimately owned by third parties. If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.
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

We may not be able to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:
•expanding our existing manufacturing facilities and developing new manufacturing facilities, which would increase our fixed costs and, if such facilities are underutilized, would negatively impact our results of operations;

•ensuring delivery of adequate polysilicon, ingots, and third-party cells;

•enhancing our customer resource management and manufacturing management systems;

•implementing and improving additional and existing administrative, financial and operations systems, procedures and controls, including the need to centralize, update and integrate our global financial internal control;

•hiring additional employees;

•expanding and upgrading our technological capabilities;

•managing multiple relationships with our customers, suppliers and other third parties;

•maintaining adequate liquidity and financial resources; and

•continuing to increase our revenues from operations.

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
We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under this section “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”

Uncertainty about the continuing availability of LIBOR may adversely affect our business, financial condition, results of operations, and cash flows.

Borrowings under certain of our credit facilities bear interest at a floating rate based on the London Inter-bank Offered Rate ("LIBOR"). We also have entered into fixed-for-floating interest rate forward swap agreements to manage our exposure to fluctuations in the LIBOR benchmark interest rate. As described in Note 14 (Foreign Currency and Interest Rate Derivatives) to the Condensed Consolidated Financial Statements in Part I of this Annual Report, we pay the counterparties to these swap agreements a fixed rate in return for a LIBOR-based floating rate, which we may use to fund payments under our credit facilities. The aggregate notional amount of these swap agreements is $6.1 million. Please see Item 8. Financial Statements Note 12. Derivative Financial Instruments for more details.

In July 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on the interest we pay on our 2019 Revolver and the payments we receive under our interest rate forward swap agreements.

In anticipation of LIBOR’s discontinuation, our credit facilities generally provide a transition mechanism to a LIBOR-replacement rate to be mutually agreed upon by us and our lenders. There can be no assurance, however, that we will be able to reach an agreement with our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. In addition, any such changes under the credit facilities may result in interest rates and/or payments that are higher or lower than payments we presently are obligated to make. We also may seek to amend our swap agreements to replace the benchmark rate. There can be no assurance, however, that the counterparties to those agreements will agree to a replacement rate, and any such changes to the swap agreements may result in us receiving payments that are higher or lower than the payments we are entitled to receive under our existing swap agreements. There also can be no assurance that (a) the amounts we are entitled to receive under the swap agreements will continue to be correlated with the amounts we are required to pay under our credit facilities or (b) transitions to new benchmarks will be concurrent across our various agreements, the failure of either or both of which could diminish the swaps’ effectiveness as hedging instruments. Any of these risks could adversely affect our business, financial condition, results of operations, and cash flows.

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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2019, 2018, and 2017, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. To ascertain whether we are required to consolidate an entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of our VIEs would significantly increase our indebtedness and could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

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
Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to epidemics, earthquakes, floods, fires, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, Malaysia, France, Mexico and Oregon, U.S. Any significant epidemic, earthquake, flood, fire or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, could result in damage or destruction of all portion of our facilities or could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services. For example, ash and debris from volcanic activity at the Taal Volcano in the Philippines forced closures and evacuations of nearby areas in January 2020 and impacted our employees.

In addition, legislators, regulators, and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce green-house gas emissions. Further regulation could be forthcoming at the federal or state level with respect to green-house gas emissions. Such regulation or similar regulations in other countries could result in regulatory or product standard requirements for our global business, including our manufacturing operations. Furthermore, the potential physical impacts of climate change on our operations may include changes in weather patterns (including floods, fires, tsunamis, drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely affect the cost, production, sales and financial performance of our operations.

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

Pursuant to our certificate of incorporation, by-laws, and certain indemnification agreements, we indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. Although we currently maintain directors and officers liability insurance for certain potential third-party claims for which we are legally or financially unable to indemnify them, such insurance may be inadequate to cover certain claims, or may prove prohibitively costly to maintain in the future. In addition, in previous years, we have primarily self-insured with respect to potential third-party claims. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition, and results of operations could be materially harmed.

Risks Related to Our Intellectual Property

We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we, our customers, or our third parties with whom we work may receive letters, including letters from other third parties, and may become subject to lawsuits with such third parties alleging infringement of their patents. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We have filed, and may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

To protect our intellectual property rights and to maintain our competitive advantage, we have filed, and may continue to file, suits against parties who we believe infringe or misappropriate our intellectual property. Intellectual property litigation is expensive and time consuming, could divert management’s attention from our business, and could have a material adverse effect on our business, operating results, or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018 and the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Foreign data protection, privacy, and other laws and regulations, including GDPR, can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including GDPR, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.

A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including GDPR and CCPA, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We seek to protect our proprietary manufacturing processes, documentation, and other written materials primarily under trade secret and copyright laws. We also typically require employees, consultants, and third parties, such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. The steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our systems may be subject to intrusions, security breaches, or targeted theft of our trade secrets. In addition, our proprietary rights may not be adequately protected because:

•others may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting such misappropriation and information security measures designed to deter or prevent misappropriation of our technologies;

•policing unauthorized use of our intellectual property may be difficult, expensive, and time-consuming, the remedy obtained may be inadequate to restore protection of our intellectual property, and moreover, we may be unable to determine the extent of any unauthorized use;

•the laws of other countries in which we market our solar products, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies; and

•reports we file in connection with government-sponsored research contracts are generally available to the public and third parties may obtain some aspects of our sensitive confidential information.

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

Where appropriate, we use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to our data.

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

We may also share information with contractors and third-party providers to conduct our business. While we generally review and typically request or require such contractors and third-party providers to implement security measures, such as encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, and financial condition as discussed above. See also under this section, “Risks Related to Our Intellectual Property-We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”

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

Our convertible debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of December 29, 2019, we and our subsidiaries had $825.0 million in principal amount of senior convertible debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our Loan and Security Agreement with Bank of America, N.A., to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of December 29, 2019, we and our subsidiaries had $221.0 million in principal amount of other indebtedness outstanding, which includes $9.1 million in non-recourse project debt. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. For a discussion the impact of our liquidity on our ability to meet our payment obligations under our debentures, see also “Risks Related to Our Liquidity-We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”

Total’s majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of December 29, 2019, Total owned approximately 47% of our outstanding common stock. However, pursuant to Affiliation Agreement, Total had a grace period of nine months ending on September 30, 2020, during which it had the ability to, and did, acquire stock sufficient retain at least 50% ownership of the Company. During this period, Total continued to be entitled to, among other items, designate directors as if it actually held more than 50% of the voting stock of the Company, exercise the stockholder approval rights, and our stockholders may still act by written consent. As of February 7, 2020, Total owned approximately 51% of our outstanding common stock, inclusive of common stock issuable upon conversion of our 0.875% debentures and 4.00% debentures.

The Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (“Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity-We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment and the continued market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

If we cease to be considered a “controlled company” within the meaning of the NASDAQ corporate governance rules, during a one-year transition period, we may continue to rely on exemptions from certain corporate governance requirements.

If we cease to be considered a “controlled company” under the NASDAQ corporate governance rules, we will be subject to additional corporate governance requirements, including the requirements that:

•a majority of our Board of Directors consist of independent directors;

•our Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•our Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•there be an annual performance evaluation of the Nominating and Corporate Governance Committee and the Compensation Committee.

The NASDAQ listing rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of ceasing to be a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.” Currently, we do not have a majority of independent directors on our Board of Directors and only two of the four members of each of our Nominating and Governance Committee and our Compensation Committee are independent. During this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance rules and the ability of our independent directors to influence our business policies and affairs may be reduced. In addition, we may not be able to attract and retain the number of independent directors needed to comply with NASDAQ corporate governance rules during the transition period.

In addition, as a result of potentially no longer being a “controlled company,” we may need to obtain certain consents, waivers and amendments in connection with our existing debt agreements. Any failure to obtain such consents, waivers and amendments might cause cross defaults under other agreements and may have a material adverse effect on our results of operations and financial conditions.

Conversion of our outstanding 0.875% debentures and 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

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

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock awards, restricted stock units, warrants, and upon conversion of our outstanding 0.875% and 4.00% debentures. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our debentures and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends. For the foreseeable future, we intend to retain any earnings, after considering any dividends on any preferred stock, to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects, and other factors that our Board of Directors considers relevant. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their shares of common stock.

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

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

•the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•the requirement for advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•our Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•stockholders may not call special meetings of the stockholders, except by Total under limited circumstances; and

•our Board of Directors is able to alter our by-laws without obtaining stockholder approval.

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

The issuance of shares of common stock, conversion of our outstanding 0.875% and 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

In the equity offering in 2019, we sold an aggregate of 25,300,000 shares. Sales of our common stock in the public market or sales of any of our other securities will or could, as applicable, dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline.

To the extent we issue common stock upon conversion of our outstanding 0.875% and 4.00% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 29, 2019, we had federal net operating loss carryforwards of $839.8 million for tax purposes of which $133.4 million was generated in fiscal years 2018 and thereafter and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). The remaining federal net operating loss carry forward of $706.4 million, which were generated prior to 2018, will expire at various dates from 2031 to 2037. As of December 29, 2019, we had California state net operating loss carryforwards of approximately $876.1 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had credit carryforwards of approximately $68.2 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $9.0 million for state tax purposes, of which $4.7 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2019 to 2039, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as transaction with Cypress Semiconductor Corporation ("Cypress") while we were deemed to be a member and subsidiary of the Cypress consolidated group.

Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within the prior three-year period (calculated on a rolling basis). A conversion of our outstanding convertible notes debentures, and/or other issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change” (subject to certain adjustments).

The majority of our U.S. federal net operating losses were generated prior to 2018, and these losses may be carried forward for up to 20 years. The annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

As discussed in “Risk Factors—Risks Related to the Spin-Off,” the Spin-Off is expected to result in a fully taxable event to SunPower, for which we expect to recognize gain which it expects to offset with prior year losses, thus resulting in a significant reduction in our net operating loss carryforwards.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Held	Year When Lease Term Ends	Segment
Solar cell manufacturing facility[1,2]	Philippines	390,000	Owned	n/a	SPT[6]
Solar cell manufacturing facility[3]	Malaysia	885,000	Owned	n/a	SPT
Former solar cell manufacturing facility[1,4]	Philippines	641,000	Owned	n/a	SPT
Solar cell manufacturing support and storage facility	Philippines	280,000	Leased	2024	SPT
Former solar module assembly facility[1,4]	Philippines	132,000	Owned	n/a	SPT
Solar cell and module manufacturing facility[5]	Oregon, U.S.	212,000	Leased	2022	SPT
Solar module assembly facility	Mexico	320,000	Leased	2021	SPT
Solar module assembly facility	Mexico	191,000	Leased	2026	SPT
Solar module assembly facility	France	36,000	Owned	n/a	SPT
Corporate headquarters	California, U.S.	61,000	Leased	2027	SPT
Corporate headquarters	California, U.S.	5,000	Leased	2020	SPES[7] & SPT
Global support offices	California, U.S.	163,000	Leased	2023	SPES & SPT
Global support offices	Texas, U.S.	46,000	Leased	2024	SPES
Global support offices	Texas, U.S.	23,000	Leased	2021	SPES
Global support offices	France	27,000	Leased	2023	SPT
Global support offices	Philippines	65,000	Owned	n/a	SPES
1 The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years.
2 The solar cell manufacturing facility we operate in the Philippines has a total annual capacity of 500 MW.
3 The solar cell manufacturing facility we operate in Malaysia has a total annual capacity of over 800 MW.
4 We still owned this facility as of December 29, 2019; however, relevant operations ceased during fiscal 2016.
5 The solar cell manufacturing facility we operate in Oregon, U.S. has a total annual capacity of over 120 MW.
6 SPT refers to SunPower Technology segment
7 SPES refers to SunPower Energy Services segment

As of December 29, 2019, our principal properties included operating solar cell manufacturing facilities with a combined total annual capacity of over 1.4 GW and solar module assembly facilities with a combined total annual capacity of approximately 1.4 GW. For more information about our manufacturing capacity, see "Item 1. Business."

We identify and allocate property, plant and equipment by country and by business segment. For more information see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Balance Sheet Components and Note 17. Segments, respectively."

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

As of February 7, 2020, there were approximately 664 holders of record of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 30, 2019 through October 27, 2019	15,850	$10.55	—	—
October 28, 2019 through November 24, 2019	36,526	$8.56	—	—
November 25, 2019 through December 29, 2019	58,642	$7.09	—	—
	111,018	$8.73	—	—
1 The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

	Year Ended[1]
(In thousands, except per share data)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Consolidated Statements of Operations Data
Revenue	$1,864,225	$1,726,085	$1,794,047	$2,552,637	$1,576,473
Gross margin (loss)	$125,905	$(297,081)	$(18,645)	$221,819	$244,646
Operating loss	$(98,115)	$(849,031)	$(1,024,917)	$(427,754)	$(206,294)
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	$25,968	$(898,671)	$(1,200,750)	$(528,392)	$(242,311)
Income (loss) from continuing operations per share of common stock:
Basic	$0.15	$(5.76)	$(6.67)	$(3.25)	$(1.39)
Diluted	$0.15	$(5.76)	$(6.67)	$(3.25)	$(1.39)
1Previously reported information for fiscal 2017, 2016 have been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when it was adopted in fiscal 2018. However, fiscal 2015 has not been restated and is, therefore not comparable to the fiscal 2019, 2018, 2017, and 2016 information.
Effective December 31, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842"). For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to "Item 8. Financial Statements" Note 1. Organization and Summary of Significant Accounting Policies.

	As of1
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Consolidated Balance Sheet Data
Cash and cash equivalents	$422,955	$309,407	$435,097	$425,309	$954,528
Working capital	$482,522	$368,765	$253,424	$832,754	$1,515,918
Total assets	$2,171,921	$2,352,649	$4,028,656	$4,968,742	$4,856,993
Long-term debt	$113,827	$40,528	$430,634	$451,243	$478,948
Convertible debt, net of current portion	$820,259	$818,356	$816,454	$1,113,478	$1,110,960
Total stockholders' equity	$10,163	$(208,696)	$588,209	$1,531,038	$1,449,149
1Previously reported information for fiscal 2017 and 2016 have been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when it was adopted in fiscal 2018. However, fiscal 2015 has not been restated and is, therefore not comparable to the fiscal 2019, 2018, 2017, and 2016 information.
Effective December 31, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842"). For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to "Item 8. Financial Statements" Note 1. Organization and Summary of Significant Accounting Policies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize utility projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," or "our") is a leading global energy company that delivers solar solutions to customers worldwide through an array of hardware, software, and financing options and through development capabilities, operations and maintenance ("O&M") services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

Key transactions during the fiscal quarter ended December 29, 2019 include the following:

Announcement of Separation Transaction

On November 8, 2019, we entered into the Separation and Distribution Agreement with Maxeon Solar. The Separation and Distribution Agreement governs the principal corporate transactions required to effect the separation and the Spin-Off distribution, and provides for the allocation between SunPower and Maxeon Solar of the assets, liabilities, and obligations of the respective companies as of the separation. In addition, the Separation and Distribution Agreement, together with certain Ancillary Agreements, provide a framework for the relationship between SunPower and Maxeon Solar subsequent to the completion of the Spin-Off. Also on November 8, 2019, we entered into the Investment Agreement with Maxeon Solar, TZS, and, for the limited purposes set forth therein, Total. Pursuant to the Investment Agreement, we, Maxeon Solar, TZS and, with respect to certain provisions, Total have agreed to certain customary representations, warranties and covenants, including certain representations and warranties as to the financial statements, contracts, liabilities, and other attributes of Maxeon Solar, certain business conduct restrictions and covenants requiring efforts to complete the transactions. The Spin-Off is intended to be tax-free to SunPower stockholders.

Common Stock Offering

On November 20, 2019, we completed an offering of 25,300,000 shares of the Company's common stock at a price of $7.00 per share, which included 3,300,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares, for gross proceeds of $177.1 million. We received net proceeds of $171.8 million from the offering, after deducting underwriter discounts which were recorded as a reduction of additional paid in capital. We incurred other expenses of $1.1 million for the transaction which was recorded in additional paid in capital ("APIC"). In addition, we incurred incremental organization costs in connection with the offering of $1.3 million which was recorded in the consolidated statement of operations. We intend to use the net proceeds from the offering for general corporate purposes, including partially funding the repayment of our senior convertible debentures. Refer to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 18. Subsequent Events" for further details.

Segments Overview

Consistent with fiscal 2018, our segment reporting consists of upstream and downstream structure. Under this segmentation, the SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers, commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Some support functions and responsibilities have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

The operating structure provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the SunPower Energy Services Segment and SunPower Technologies Segment.

For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. For more segment information, see "Item 1. Financial Statements—Note 17. Segment Information and Geographical Information" in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Fiscal Years

We have a 52 to 53 week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53 week fiscal year. Fiscal 2019, 2018 and 2017 are 52 week fiscal years. Our fiscal 2019 ended on December 29, 2019, fiscal 2018 ended on December 30, 2018 and fiscal 2017 ended on December 31, 2017.

Outlook

Demand

During fiscal 2019, we faced market challenges, including competitive solar product pricing pressure and the impact of tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974. On February 7, 2018, tariffs went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our X-Series (Maxeon 3), E-Series (Maxeon 2)A-Series (Maxeon 5) panels and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. On June 13, 2019, the Office of the United States Trade Representative (“USTR”) published a notice describing its grant of exclusion requests for three additional categories of solar products. Beginning on June 13, 2019, the following categories of solar products are not subject to the Section 201 safeguard tariffs: (i) bifacial solar panels that absorb light and generate electricity on each side of the panel and that consist of only bifacial solar cells that absorb light and generate electricity on each side of the cells; (ii) flexible fiberglass solar panels without glass components other than fiberglass, such panels having power outputs ranging from 250 to 900 watts; and (iii) solar panels consisting of solar cells arranged in rows that are laminated in the panel and that are separated by more than 10 mm, with an optical film spanning the gaps between all rows that is designed to direct sunlight onto the solar cells, and not including panels that lack said optical film or only have a white or other backing layer that absorbs or scatters sunlight. We are working to understand the opportunities and challenges created by the exclusion of these products, as well as the impact of the exclusions on the demand and availability of competing products. However, the excluded technologies currently represent a small percentage of the global solar market.

Additionally, the USTR initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. Uncertainties associated with the Section 201 and Section 301 trade cases prompted us to adopt a restructuring plan and implement initiatives to reduce operating expenses and cost of revenue overhead and improve cash flow. During fiscal 2019 and 2018, we incurred total tariffs charges of approximately $6.5 million and $42.5 million, respectively.

In fiscal 2019, focused on investments that we expected would offer the best opportunities for growth including our industry-leading A-Series (Maxeon 5) cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We believe that our strategic decision to re-segment our business into an upstream and downstream structure, to focus our downstream efforts on our leading U.S. DG business while growing global sales of our upstream solar panel business through our SunPower Technologies business segment, will improve transparency and enable us to regain profitability.

In late fiscal 2015, the U.S. government enacted a budget bill that extended the solar commercial investment tax credit (the "Commercial ITC") under Section 48(c) of the Code, and the individual solar investment tax credit under Section 25D of the Code (together with the Commercial ITC, the "ITC") for five years, at rates gradually decreasing from 30% through 2019 to 22% in 2021. After 2021, the Commercial ITC is retained at 10% while the individual solar investment tax credit is reduced to 0%. In fiscal 2019 we completed a transaction to purchase solar equipment in accordance with IRS safe harbor guidance, allowing us to preserve the current ITC rates for solar projects that are completed after the scheduled reduction in rates. During December 2017, the current administration and Congress passed comprehensive reform of the Code which resulted in the reduction or elimination of various industry-specific tax incentives in return for an overall reduction in corporate tax rates. These changes are likely to result in a wide range of impacts to the U.S. solar industry and our business. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Part I. Item 1A. Risk Factors—Risks Related to Our Sales Channels," including "—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results" and "—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Supply
We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-focused approach, we launched our SunPower Helix product for our commercial business customers during fiscal 2015 and our SunPower Equinox product for our residential business customers during fiscal 2016. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon Gen 3 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. Additionally, we continue to focus on producing our new lower cost, high efficiency P-Series product line and our A-Series (Maxeon 5) product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We continue to improve our unique, differentiated solar cell and panel technology. We emphasize improvement of our solar cell efficiency and LCOE and CCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are now producing production efficiencies for our solar cells of over 25% and our solar panels of over 22%.

We monitor and change our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency X-Series (Maxeon 3) product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We are focusing on our latest generation, lower cost panel assembly facilities in Mexico. We are also increasing production of our new P-Series technology at our newly-acquired U.S. manufacturing facility.

We are focused on reducing the cost of our solar panels and systems, including working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies, expanding economies of scale and reducing manufacturing cost and complexity in conjunction with our overall cost-control strategies. We believe that the global demand for solar systems is highly elastic and that our current aggressive, but achievable, cost reduction roadmap will reduce installed costs for our customers across both of our business segments and drive increased demand for our solar solutions.

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Item 1. Financial Statements—Note 4. Business Divestiture and Sale of Assets" and "Note 9. Commitments and Contingencies."

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. The pricing under these agreements significantly in excess of market value results in inventory write-downs based on expected net realizable value. Additionally, existing arrangements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods. For more information about these risks, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required time frames and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share."

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Fiscal Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
	in thousands	% of Revenue	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	1,864,225	100	1,726,085	100	1,794,047	100
Total cost of revenue	1,738,320	93	2,023,166	117	1,812,692	101
Gross profit (loss)	125,905	7	(297,081)	(17)	(18,645)	(1)
Research and development	67,515	4	81,705	5	82,247	5
Sales, general and administrative	260,443	14	260,111	15	278,645	16
Restructuring charges	14,110	1	17,497	1	21,045	1
Loss on sale and impairment of residential lease assets	25,352	1	251,984	15	624,335	35
Gain on business divestitures	(143,400)	(8)	(59,347)	(3)	—	—
Operating loss	(98,115)	(5)	(849,031)	(50)	(1,024,917)	(56)
Other income (expense), net	124,083	7	(49,640)	(3)	(175,833)	(10)
Income (loss) before income taxes and equity in losses of unconsolidated investees	25,968	2	(898,671)	(53)	(1,200,750)	(66)
(Provision) benefit for income taxes	(26,631)	(1)	(1,010)	—	3,944	—
Equity in earnings (losses) of unconsolidated investees	(7,058)	—	(17,815)	(1)	25,938	1
Net loss	(7,721)	(1)	(917,496)	(54)	(1,170,868)	(65)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	29,880	2	106,405	6	241,747	13
Net income (loss) attributable to stockholders	$22,159	1	$(811,091)	(48)	$(929,121)	(52)

Total Revenue:

Our total revenue increased by 8% during fiscal 2019 as compared to 2018, primarily due to an increase in our SunPower Technologies Segment. Increase and decrease by segments is further discussed below.

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

We did not have customers that accounted for greater than 10% of total revenue in the years ended December 29, 2019 and December 30, 2018.

Revenue - by Segment:

A description of our segments, along with other required information can be found in Note 17, "Segment and Geographical Information" of the consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference.

Below, we have further discussed increase and decrease in revenue for each segment.

	Fiscal Year
(In thousands, except percentages)	December 29, 2019	% Change	December 30, 2018	% Change	December 31, 2017
SunPower Energy Services	$1,148,006	—%	$1,143,967	(2)%	$1,170,253
SunPower Technologies[1]	1,314,076	24%	1,059,506	(26)%	1,425,254
Intersegment Eliminations and other	(597,857)	25%	(477,388)	(40)%	(801,460)
Total Revenue	1,864,225	8%	1,726,085	(4)%	1,794,047

SunPower Energy Services

Overall, revenue for the segment remained flat during fiscal 2019 as compared to fiscal 2018. Higher volume of sales to our residential customers, was partially offset by a decrease in our commercial business.

Revenue from residential customers increased 10% during fiscal 2019 as compared to fiscal 2018, primarily due to a higher volume in residential deals, as well as an increase in the sales of solar power components and systems to our residential customers in the U.S., partially offset by lower third-party dealer cash transactions. Revenue from commercial customers decreased 24% during fiscal 2019 as compared to fiscal 2018 primarily due to reduction in power generation revenue due to sale of our commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019, and lower volume of systems sales and EPC contracts.

Revenue from residential customers increased 28% during fiscal 2018 as compared to fiscal 2017, primarily due to a higher volume in residential deals together with the increased proportion of capital leases placed in service relative to total leases placed in service under our residential leasing program within the U.S., as well as an increase in the sales of solar power components and systems to our residential customers in the U.S., partially offset by lower third-party dealer cash transactions. Revenue from commercial customers decreased 57% during fiscal 2018 as compared to fiscal 2017 primarily because of weaker sales of EPC and PPA commercial systems.

SunPower Technologies

Revenue for the segment increased 24% during fiscal 2019 as compared to fiscal 2018, primarily due to higher volume of module sales in Europe and Asia, as well as revenue from sale of development projects in Japan, Chile, and Mexico.

Revenue for the segment decreased 26% during fiscal 2018 as compared to fiscal 2017, primarily due to divesting our U.S. power plant development portfolio during the third quarter of fiscal 2018 partially offset by increased sales of power plant development and solar power solutions sales in regions outside of the U.S.

Concentrations:

Our SunPower Energy Services Segment as a percentage of total revenue recognized was 62% during fiscal 2019 as compared to 66% during fiscal 2018. The relative change in revenue for SunPower Energy Services Segment as a percentage of total revenue recognized reflects the impact of a significant increase in revenue in SunPower Technologies Segment. Our SunPower Technologies Segment as a percentage of total revenue recognized was 70% during fiscal 2019, as compared to 61% during fiscal 2018. The relative change in revenue for SunPower Technologies Segment as a percentage of total revenue recognized reflects higher volume of module sales in Europe and Asia, as well as revenue from sale of development projects in Japan, Chile, and Mexico.

		Fiscal Year
(As a percentage of total revenue)		2019	2018	2017
Significant Customer:	Business Segment:
Actis GP LLP	Power Plant	n/a	*	13%
* percentage is less than 10%.

Total Cost of Revenue:

Our total cost of revenue decreased 14% during fiscal 2019 as compared to fiscal 2018, primarily due to the non-cash impairment charge of $355.1 million during fiscal 2018, offset by increases in cost of revenue in both SunPower Energy Services segment and SunPower Technology segment. Increase and decrease by segments is discussed below in detail.

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

	Fiscal Year
(In thousands, except percentages)	December 29, 2019	% Change	December 30, 2018	% Change	December 31, 2017
SunPower Energy Services	$1,026,832	2%	$1,001,879	(4)%	$1,040,885
SunPower Technologies[1]	1,142,671	10%	1,040,456	(19)%	1,289,681
Intersegment elimination and other	(431,183)	2,149%	(19,169)	(96)%	(517,874)
Total Cost of Revenue	1,738,320	(14)%	2,023,166	12%	1,812,692
1 Balance is net of intersegment elimination

Cost of Revenue - by Segment:

Below, we have further discussed increase and decrease in cost of revenue for each segment.

SunPower Energy Services

Cost of revenue for the segment increased by 2% during fiscal 2019 as compared to fiscal 2018, primarily due to a higher volume of sales to our residential customers, partially offset by a decrease in our commercial business as a result of sale of commercial sale-leaseback portfolio in the first and second quarter of fiscal 2019.

Cost of revenue for the segment decreased by 4% during fiscal 2018 as compared to fiscal 2017, primarily due to a higher volume of sales to our residential customers.

        SunPower Technologies

Cost of revenue for the segment increased by 10% during fiscal 2019 as compared to fiscal 2018, primarily due to higher volume of module sales in Europe and Asia, offset by a gain on the sale and leaseback of our Oregon manufacturing facility, (refer to Note 4 Business Divestiture and Sale of Assets for further details), as well as a reduction in cost of revenues relating to power plant development as we ceased the development of large-scale solar power projects in the fourth quarter of fiscal 2018.

Cost of revenue for the segment decreased by 19% during fiscal 2018 as compared to fiscal 2017, primarily due to divesting our U.S. power plant development portfolio during the third quarter of fiscal 2018 partially offset by increased sales of power plant development and solar power solutions sales in regions outside of the U.S.

Gross Margin

Our gross margin increased from (17%) in fiscal 2018 to 7% in fiscal 2019, primarily due to non-cash impairment charges on certain property, plant and equipment recorded in fiscal 2018.

Our gross margin decreased from (1%) in fiscal 2017 to (17%) in fiscal 2018, primarily due to non-cash impairment charges on certain property, plant and equipment recorded in fiscal 2018.

Gross Margin - by Segment

	Fiscal Year
	2019	2018	2017
SunPower Energy Services	11%	12%	11%
SunPower Technologies	13%	2%	10%

SunPower Energy Services

Gross margin for the segment decreased by 1% during fiscal 2019 as compared to fiscal 2018, primarily as a result of lower margin on sales in our residential business and higher project costs in our commercial business.

Gross margin for our SunPower Energy Services Segment increased by 1% during fiscal 2018 as compared to fiscal 2017. Gross margin improved primarily due to a higher volume in residential deals together with the increased proportion of capital leases placed in service on residential sales, offset by lower margin on sales to residential customers and higher cost incurred related to solar power solutions deals.

SunPower Technologies

Gross margin for the segment increased by 11%, during fiscal 2019 as compared to fiscal 2018, primarily due to higher volume of module sales in Europe and Asia, as well as the sale of development projects in Japan and Chile, and profit contributed by the gain on sale and leaseback of our Oregon manufacturing facility.

        Gross margin for our SunPower Technologies Segment decreased by 8% during fiscal 2018 as compared to fiscal 2017, primarily as a result of lower volume in sales, and reduction due to pressure on project pricing due to increased global competition and other factors.

Research and Development ("R&D")

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
R&D	67,515	81,705	82,247
As a percentage of revenue	4%	5%	5%

R&D expense decreased by $14.2 million during the fiscal 2019 as compared to fiscal 2018, primarily due to a decrease in labor and facility costs as a result of reductions in headcount driven by our February 2018 restructuring plan.

R&D expense decreased by $0.5 million during fiscal 2018 as compared to fiscal 2017. The decrease was primarily due to a decrease in labor costs as a result of reductions in headcount and salary expenses driven by our February 2018 restructuring plan. The decrease was partially offset by the impairment of property, plant and equipment related to R&D facilities of $12.8 million.

Sales, General and Administrative ("SG&A")

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
SG&A	260,443	260,111	278,645
As a percentage of revenue	14%	15%	16%

SG&A expense increased by $0.3 million during fiscal 2019 as compared to fiscal 2018 primarily due to an increase in transaction expenses incurred as a result of the proposed spin-off, as well as organization expenses incurred as a result of the equity offering in the fourth quarter of 2019, offset by reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

SG&A expense decreased by $18.5 million during fiscal 2018 as compared to fiscal 2017 primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and ongoing cost reduction efforts.

Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Restructuring charges	14,110	17,497	21,045
As a percentage of revenue	1%	1%	1%

Restructuring charges decreased by $3.4 million during fiscal 2019 as compared to fiscal 2018, due to lower severance charges incurred in fiscal 2019 in connection with the newly implemented December 2019 restructuring plan compared to February 2018 restructuring plan. During the fourth quarter of fiscal 2019, we adopted a restructuring plan ("December 2019 Restructuring Plan") to realign and optimize workforce requirements in light of recent changes to its business, including the previously announced planned spin-off of Maxeon Solar. Total costs incurred under the December 2019 Plan during fiscal 2019 was $7.4 million. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8 Restructuring" in the Notes to the consolidated financial statements in this annual report on Form 10-K for further information regarding our restructuring plans. As a result of the December 2019 Restructuring Plan, we expect to generate total cost savings of $1.3 million of operating expenses and $1.3 million of cost of goods sold, which are expected to be cash savings, primarily from a reduction in U.S. workforce, with effects beginning the first quarter of 2020. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Restructuring charges decreased by $3.5 million during fiscal 2018 as compared to fiscal 2017, primarily because we have incurred slightly lower severance and benefits charges in connection with the February 2018 restructuring plan compared to the facilities related expenses in the prior periods in connection with our December 2016 restructuring plan. See "Item 8. Financial Statements—Note 9. Restructuring" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our restructuring plans. As a result of the February 2018 restructuring plan, we expected to generate annual cost savings of approximately $20.5 million in operating expenses, which are expected to be cash savings primarily from a reduction in global workforce, and the effects commenced in the first quarter of fiscal 2018. Actual savings realized may, however, differ if our assumptions are incorrect or if other unanticipated events occur.

Loss on sale and impairment of residential lease assets

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Loss on sale and impairment of residential lease assets	25,352	251,984	624,335
As a percentage of revenue	1%	15%	35%

Loss on sale and impairment of residential lease assets decreased by $226.6 million during the fiscal 2019 as compared to fiscal 2018, primarily due to the sale of a majority of our residential lease assets portfolio in the fourth quarter of fiscal 2018. During fiscal year 2019, we sold the remaining portion of the portfolio of residential lease assets to SunStrong Capital Holdings, LLC, and recorded a loss on sale of $7.2 million.

In the fourth quarter of fiscal 2017, in conjunction with our efforts to generate more available liquid funds in the near-term, we made the decision to sell a portion of our interest in our Residential Lease Portfolio. As a result, in the fourth quarter of fiscal 2017, we determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of our Residential Lease Portfolio. As a result of our evaluation, we recognized noncash impairment charges of $624.3 million. In fiscal 2018, we continued recording additional non-cash impairment charges through the sale of a portion of our equity interests in SunStrong, our previously wholly-owned subsidiary, to Hannon Armstrong in November 2018. During the year ended December 30, 2018, we recognized, in aggregate, loss on sale and impairment of residential lease assets of $252.0 million on the consolidated statements of operations for fiscal 2018. See Note 4. Business Divestitures and Sale of Assets for further details.
Gain on business divestiture

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Gain on business divestiture	$(143,400)	$(59,347)	$—
As a percentage of revenue	(8)%	(3)%	—%
Gain on business divestiture increased by $84.1 million during the fiscal 2019 as compared to fiscal 2018, primarily due to the gain on the sale of our commercial sale-leaseback portfolio of $143.4 million, compared to the gain on sale of $59.3 million for the sale of our microinverter business recorded during fiscal 2018.

Gain on business divestiture increased by $59.3 million during the fiscal 2018 as compared to fiscal 2017, primarily due to the gain on sale of $59.3 million for sale of our microinverter business recorded in fiscal 2018.

Other Income (Expense), Net

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Interest income	$2,702	$3,057	$2,100
Interest expense	(53,353)	(108,011)	(90,288)
Other Income (expense):
Other, net	174,734	55,314	(87,645)
Other income (expense), net	$124,083	$(49,640)	$(175,833)
As a percentage of revenue	7%	(3)%	(10)%

Interest expense decreased $54.7 million during fiscal 2019 as compared to fiscal 2018, primarily due to elimination of the non-recourse residential financing obligations in connection with the sale of the Residential Lease Portfolio in November 2018, as well as the elimination of the sales-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during the first and second quarters of fiscal 2019.

Interest expense increased $17.7 million in fiscal 2018 as compared to fiscal 2017 primarily due to new debt and new commercial sale-leaseback arrangements.

Other income increased by $119.4 million during fiscal 2019 as compared to fiscal 2018, primarily due to a $158.3 million gain on an equity investment with readily determinable fair value in fiscal 2019, as compared to a loss of $6.4 million in fiscal 2018. Additionally, gain on sale of equity investments during fiscal 2019 was $17.7 million, compared to $54.2 million in fiscal 2018.

Other income increased by $143.0 million in fiscal 2018 as compared to fiscal 2017. The change is primarily due to a $54.2 million gain on the sale of our equity method investments in fiscal 2018, a $73.0 million impairment charge in fiscal 2017 in our 8point3 Energy Partners LP equity investment balance due to the adoption of ASC 606 which materially increased the investment balance and consequently, led to the recognition of an other-than-temporary impairment in the first quarter of fiscal 2017.

Income Taxes

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Benefit from (provision for) income taxes	(26,631)	(1,010)	3,944
As a percentage of revenue	(1)%	—%	—%

In the year ended December 29, 2019, our income tax provision of $26.6 million on a profit before income taxes and equity in earnings (losses) of unconsolidated investees of $26.0 million was primarily due to related tax expense in foreign jurisdictions that were profitable. In the year ended December 30, 2018, our income tax provision of $1.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $898.7 million was also primarily due to tax expense in foreign jurisdictions that were profitable, offset by tax benefit related to release of valuation allowance in a foreign jurisdiction and release of tax reserve due to lapse of statutes of limitation. The income tax benefit of $3.9 million in the year ended December 31, 2017 on a loss before income taxes and equity in earnings of unconsolidated investees of $1,200.8 million, was primarily due to the related tax effects of the carryback of fiscal 2016 net operating losses to fiscal 2015 domestic tax returns, partially offset by tax expense in profitable jurisdictions.

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

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, a significant portion of the accumulated foreign earnings were deemed to have been repatriated, and accordingly taxed, and were no longer subject to the U.S. federal deferred tax liability, and the post-2017 accumulated foreign-sourced earnings are generally not taxed in the U.S. upon repatriation. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of December 29, 2019 as these are intended to be indefinitely reinvested in operations outside the United States.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. In July 2019, Altera Corp., a subsidiary of Intel Inc., requested en banc review of the decision from the Ninth Circuit panel and the request was denied in November 2019. In February 2020, Altera Corp. petitioned the U.S. Supreme Court for review. While a final decision remains outstanding, we quantified and recorded the impact of the case of $5.8 million as a reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. If the Altera Ninth Circuit opinion is reversed by the U.S. Supreme Court, we would anticipate unwinding the reduction to both deferred tax asset and valuation allowance impact as aforementioned. We will continue to monitor the effects of the case’s outcome on our tax provision and related disclosures once more information becomes available.

Equity in Earnings (Losses) of Unconsolidated Investees

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Equity in earnings (losses) of unconsolidated investees	$(7,058)	$(17,815)	$25,938
As a percentage of revenue	—%	(1)%	1%

Our equity in losses of unconsolidated investees decreased by $10.8 million in fiscal 2019 as compared to fiscal 2018, primarily driven by a decrease in our share of losses of unconsolidated investees, specifically, 8point3 Energy Partners and its affiliates (the "8point3 Group") which we divested in June 2018.

 Our equity in earnings (losses) of unconsolidated investees decreased $43.8 million in fiscal 2018 as compared to fiscal 2017, primarily driven by the activities of the 8point3 Group, which we divested in June 2018. As a result of this transaction, we received, after the payment of fees and expenses, merger proceeds of approximately $359.9 million in cash and no longer directly or indirectly owns any equity interests in the 8point3 Group. In connection with the sale, we recognized a $34.4 million gain within "Other, net" in "Other income (expense), net" of our consolidated statements of operations for fiscal 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands, except percentages)	2019	2018	2017
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$29,880	$106,405	$241,747

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

In fiscal 2019, we attributed $29.9 million of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $76.5 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily due to the deconsolidation of a majority of our residential lease assets in the last quarter of fiscal 2018 and during the third quarter of fiscal 2019, and partially offset by an increase in contributions by Hannon Armstrong for the equity interest in a new joint venture formed during the third quarter of fiscal 2019.

In fiscal 2018 and 2017, we attributed $106.4 million and $241.7 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $135.3 million increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests is primarily attributable to the allocated portion of the impairment charge related to our residential lease assets of $150.6 million (see "Item 1. Financial Statements—Note 7. Leasing"), and an increase in total number of leases placed in service under new and existing facilities with third-party investors.

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

Solar Power System Sales and Engineering, Procurement, and Construction Services

We design, manufacture and sell rooftop and ground-mounted solar power systems under construction and development agreements, to our residential and commercial customers. In contracts where we sell completed systems as a single performance obligation, primarily to our joint venture for residential projects, we recognize revenue at the point-in-time when such systems are placed in service. Any advance payments received before control is transferred is classified as "contract liabilities."

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
For all sale-leaseback arrangements classified as operating leases, the profit related to the excess of the proceeds compared to the fair value of the solar power systems is deferred and recognized over the term of the lease. Sale-leaseback arrangements classified as finance leases or failed sale, are accounted for under the financing method, the proceeds received from the sale of the solar power systems are recorded as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer to Note 4. Business Divestiture and Sale of Assets, for details of the sale of our commercial sale-leaseback portfolio during fiscal 2019.
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
Revenue from solar services contracts entered into prior to the adoption of ASC 842 were accounted for as leases under the superseded lease accounting guidance and reported within "Residential leasing" on the consolidated statement of operations.

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

We performed a recoverability test for assets in the residential assets by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we determined that market value, in the form of indicative purchase price from a third-party investor was available for a portion of our residential assets. As we intend to sell these remaining residential portfolio assets, we used the indicative purchase price from a third-party investor as fair value of the underlying net assets in our impairment evaluation.

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

Product Warranties

We generally provide a 25-year standard warranty for solar panels that we manufacture for defects in materials and workmanship. The warranty provides that we will repair or replace any defective solar panels during the warranty period. In addition, we pass through to customers’ long-term warranties from the original equipment manufacturers of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while certain system components carry warranty periods ranging from five to 20 years.

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

We evaluate the terms of our long-term inventory purchase agreements with suppliers for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than management's expected demand for its solar power products over a period of years; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. In addition, because the purchase prices required by our long-term polysilicon agreements are significantly higher than current market prices for similar materials, if we are not able to profitably utilize this material in our operations or elect to sell near-term excess, we may incur additional losses. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or we enter into arrangements with third parties for the sale of raw materials that do not allow us to recover our current contractually committed price for such raw materials, we record a write-down or accrual, which may be material, equal to the difference between the cost of inventories and the estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively affect our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business. Additionally, the Company’s classification of its inventory as either current or long-term inventory requires it to estimate the portion of on-hand inventory that we estimate will be realized over the next 12 months.

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

Accounting for Income Taxes

Our global operations involve manufacturing, research and development, and selling and project development activities. Profit from non-U.S. activities is subject to local country taxation. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S., Malta, South Africa, Mexico, and Spain entities’ deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 29, 2019, we believe there is insufficient evidence to realize additional deferred tax assets beyond the U.S. net operating losses that can be benefited through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Net cash used in operating activities	$(270,413)	$(543,389)	$(267,412)
Net cash provided by (used in) investing activities	$21,366	$274,900	$(293,084)
Net cash provided by financing activities	$344,314	$85,847	$589,932

Operating Activities

Net cash used in operating activities for the year ended December 29, 2019 was $270.4 million and was primarily the result of: (i) $158.3 million mark-to-market gain on equity investments with readily determinable fair value; (ii) $143.4 million gain on business divestiture; (iii) $128.4 million increase in inventories to support the construction of our solar energy projects; (iv) $66.2 million increase in accounts receivable, primarily driven by billings in excess of collections; (v) $38.2 million increase in contract assets driven by construction activities; (vi) $25.2 million gain on sale of assets; (vii) $17.3 million gain on sale of equity investments without readily determinable fair value; (viii) $8.9 million decrease in operating lease liabilities; (ix) $8.8 million increase in prepaid expenses and other assets, primarily related to movements in prepaid inventory; (x) net loss of $7.7 million; and (xi) $2.2 million increase in project assets, primarily related to the construction of our commercial solar energy projects. This was offset by: (i) $80.1 million depreciation and amortization; (ii) $79.3 million increase in accounts payable and other accrued liabilities; (iii) $50.2 million increase in advances to suppliers; (iv) $33.8 million loss on sale and impairment of residential lease assets; (v) $27.5 million increase in contract liabilities driven by construction activities; (vi) stock-based compensation of $26.9 million; (vii) $9.5 million non-cash interest expense; (viii) $8.6 million decrease in operating lease right-of-use assets; (ix) $7.1 million loss in equity in earnings of unconsolidated investees; (x) $5.9 million non-cash restructuring charges; and (xi) $5.0 million net change in deferred income taxes; and (xii) impairment of long-lived assets of $0.8 million.

In December 2018 and May 2019, we entered into factoring arrangements with two separate third-party factor agencies related to our accounts receivable from customers in Europe. As a result of these factoring arrangements, title of certain accounts receivable balances was transferred to third-party vendors, and both arrangements were accounted for as a sale of financial assets given effective control over these financial assets has been surrendered. As a result, these financial assets have been excluded from our consolidated balance sheets. In connection with the factoring arrangements, we sold accounts receivable invoices amounting to $119.4 million and $26.3 million in fiscal 2019 and 2018, respectively. As of December 29, 2019 and December 30, 2018, total uncollected accounts receivable from end customers under both arrangements were $11.6 million and $21.0 million, respectively.

Net cash used in operating activities in fiscal 2018 was $543.4 million and was primarily the result of: (i) net loss of $917.5 million; (ii) $182.9 million increase in long-term financing receivables related to our net investment in sales-type leases; (iii) $127.3 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (iv) $59.3 million gain on business divestiture; (v) $54.2 million gain on the sale of equity investments; (vi) $43.5 million increase in contract assets driven by construction activities; (vii) $39.2 million increase in inventories due to the support of various construction projects; (viii) $30.5 million decrease in contract liabilities driven by construction activities; (ix) $6.9 million increase in deferred income taxes; (x) $6.8 million increase due to other various activities; and (xi) $0.2 million increase in accounts receivable, primarily driven by billings. This was partially offset by: (i) impairment of property, plant and equipment of $369.2 million; (ii) impairment of residential lease assets of $189.7 million; (iii) net non-cash charges of $162.1 million related to depreciation, stock-based compensation and other non-cash charges; (iv) loss on sale of residential lease assets of $62.2 million; (v) $44.4 million decrease in advance payments made to suppliers; (vi) $39.5 million decrease in project assets, primarily related to the construction of our Commercial solar energy projects; (vii) $22.8 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (viii) $17.8 million decrease in equity in earnings of unconsolidated investees; (ix) $6.9 million net change in income taxes; (x) $6.4 million unrealized loss on equity investments with readily determinable fair value; and (xi) $3.9 million dividend from equity method investees.

Net cash used in operating activities in fiscal 2017 was $267.4 million and was primarily the result of: (i) net loss of $1,170.9 million; (ii) $216.3 million decrease in accounts payable and other accrued liabilities, primarily attributable to payment of accrued expenses; (iii) $123.7 million increase in long-term financing receivables related to our net investment in sales-type leases; (iv) $38.2 million increase in inventories to support the construction of our solar energy projects; (vi) $25.9 million increase in equity in earnings of unconsolidated investees; (vii) $7.0 million net change in income taxes; (viii) $5.3 million gain on sale of equity method investment; and (ix) $1.2 million decrease in accounts receivable, primarily driven by collections; This was partially offset by: (i) $624.3 million impairment of residential lease assets; (ii) other net non-cash charges of $239.6 million related to depreciation, stock-based compensation and other non-cash charges; (iii) $145.2 million increase in contract liabilities driven by construction activities; (iv) $110.5 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (v) $89.6 million impairment of 8point3 Energy Partners investment balance; (vi) $68.8 million decrease in advance payments made to suppliers; (vii) $30.1 million dividend from 8point3 Energy Partners; (viii) $10.7 million decrease in contract assets driven by milestone billings; (ix) $2.3 million decrease in project assets, primarily related to the construction of our commercial and power plant solar energy projects

Investing Activities

Net cash provided by investing activities in the year ended December 29, 2019 was $21.4 million, which included (i) proceeds of $60.0 million from sale of property, plant, and equipment; (ii) $42.9 million proceeds from sale of investments; (iii) net proceeds of $40.5 million from business divestiture; and (iv) $2.0 million of proceeds resulting from realization of estimated receivables from a business divestiture. This was offset by (i) cash paid for solar power systems of $53.3 million; (ii) $47.4 million of purchases of property, plant and equipment; (iii) cash paid for investments in unconsolidated investees of $12.4 million; and (iv) $10.9 million of cash de-consolidated from the sale of residential lease assets.

Net cash provided by investing activities in fiscal 2018 was $274.9 million, which included (i) proceeds from the sale of investment in joint ventures and non-public companies of $420.3 million; (ii) proceeds of $23.3 million from business divestiture; and (iii) a $13.0 million dividend from equity method investees. This was partially offset by: (i) $167.0 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; and (ii) $14.7 million paid for investments in consolidated and unconsolidated investees.

Net cash used in investing activities in fiscal 2017 was $293.1 million, which included (i) $283.0 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $18.6 million paid for investments in consolidated and unconsolidated investees; and (iii) $1.3 million purchase of marketable securities. This was partially offset by proceeds from the sale of investment in joint ventures of $6.0 million and a $3.8 million dividend from equity method investees.

Financing Activities

Net cash provided by financing activities in the year ended December 29, 2019 was $344.3 million, which included: (i) $171.9 million from the common stock offering; (ii) $110.9 million in net proceeds of bank loans and other debt; (iii) $69.2 million net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (iv) $35.5 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; (v) $3.0 million of proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs. This was partially offset by (i) $39.0 million of payment associated with prior business combination; (ii) $5.6 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iii) $1.6 million settlement of contingent consideration arrangement, net of cash received.

Net cash provided by financing activities in fiscal 2018 was $85.8 million, which included: (i) $174.9 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (ii) $129.3 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $94.7 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs. This was partially offset by: (i) $307.6 million in net repayments of 0.75% debentures due 2018, bank loans and other debt; and (ii) $5.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities in fiscal 2017 was $589.9 million, which included: (i) $351.8 million in net proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; (ii) $179.2 million of net contributions from noncontrolling interests and redeemable noncontrolling interests primarily related to residential lease projects; and (iii) $82.7 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs. This was partially offset by: (i) 19.1 million in net repayments of bank loans and other debt; and (ii) $4.7 million in purchases of treasury stock for tax withholding obligations on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of December 29, 2019, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

As of December 29, 2019, an aggregate principal amount of $400.0 million of the 0.875% senior convertible debentures due 2021 (the “0.875% debentures due 2021”) remained issued and outstanding. The 0.875% debentures due 2021 were issued on June 11, 2014. Interest on the 0.875% debentures due 2021 is payable on June 1 and December 1 of each year. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. Holders may require us to repurchase all or a portion of their 0.875% debentures due 2021, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 0.875% debentures due 2021 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 0.875% debentures due 2021 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.875% debentures due 2021 will have the right to declare all amounts then outstanding due and payable. (See "Item 8. Financial Statements - Note 18. Subsequent Event")

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of December 29, 2019, the fair value of the Bonds was $32.1 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of December 29, 2019, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our consolidated balance sheets.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into a new Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary of the Company that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the 2019 Revolver. We have also agreed to limit our ability to draw funds under the 2019 Revolver, to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of December 29, 2019, we had no outstanding borrowings under the 2019 Revolver.

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

As of December 29, 2019, letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. During fiscal 2019, we drew loans totaling $31.3 million, under this facility and we repaid loans of $12.2 million, leaving a balance outstanding of $19.2 million as of December 29, 2019.

SunTrust Facility

On June 28, 2018, we entered into a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan draw from the facility bears interest at either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years following the date of the draw. As of December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including "flip partnership" structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings in our consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar circumstances. In addition, in certain instances, the customer may assume the loans at the time that the project entity is sold to the customer. In these instances, subsequent debt assumption is reflected as a financing outflow and operating inflow in the consolidated statements of cash flows to reflect the substance of the assumption as a facilitation of customer financing from a third party.

Liquidity

As of December 29, 2019, we had unrestricted cash and cash equivalents of $423.0 million as compared to $309.4 million as of December 30, 2018. Our cash balances are held in numerous locations throughout the world, and as of December 29, 2019, we had approximately $79.6 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $96.8 million in fiscal 2020 in order to increase our manufacturing capacity for our highest efficiency A-Series (Maxeon 5) product platform and our P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 29, 2019, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on our consolidated balance sheets.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of December 29, 2019, outstanding amounts related to our project financing totaled $9.1 million.

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
While challenging industry conditions and a competitive environment extended throughout fiscal 2019, we believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of issuance of our consolidated financial statements. Also, we have been successful in our ability to divest certain investments and non-core assets, such as the sale of membership interests in our Commercial Sale-Leaseback Portfolio, and the sale and leaseback of Hillsboro facility (Note 4. Business Divestiture and Sale of Assets). Additionally, we have secured other sources of financing to satisfy our liquidity needs such as the issuance of common stock through the public offering completed in November 2019 and realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 14. Common Stock and Note 8. Restructuring). We continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

While we have not drawn on it, we also have the ability to enhance our available cash by borrowing up to $55 million under our 2019 Revolver. See Note 11. Debt and Credit Sources.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2019:

		Payments Due by Fiscal Period
(In thousands)	Total	2020	2021-2022	2023-2024	Beyond 2024
Convertible debt, including interest[1]	$881,958	$20,500	$435,750	$425,708	$—
CEDA loan, including interest[2]	59,325	2,550	5,100	5,100	46,575
Other debt, including interest[3]	209,283	114,437	89,153	2,048	3,645
Future financing commitments[4]	2,900	2,900	—	—	—
Operating lease commitments[5]	110,312	15,390	29,189	17,902	47,831
Finance lease commitments[6]	2,087	627	1,282	178	—
Non-cancellable purchase orders[7]	154,653	154,653	—	—	—
Purchase commitments under agreements[8]	513,803	354,666	119,197	33,858	6,082
Deferred purchase consideration in connection with acquisition[9]	30,000	30,000		—	—
Total	$1,964,321	$695,723	$679,671	$484,794	$104,133

1Convertible debt, including interest, relates to the aggregate of $825.0 million in outstanding principal amount of our senior convertible debentures on December 29, 2019. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

5Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years as of December 29, 2019, and various facility lease agreements including leases entered into that have not yet commenced.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 29, 2019 and December 30, 2018, total liabilities associated with uncertain tax positions were $20.1 million and $16.8 million, respectively, and are included within "Other long-term liabilities" in our consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of December 29, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 10%, 7% and 5% of our total revenue in fiscal 2019, 2018 and 2017, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $17.9 million, $11.5 million and $10.0 million in fiscal 2019, 2018 and 2017, respectively.

Since we operate in many countries, we could experience a volatility on our revenue, gross margin and profitability as a result of foreign currency fluctuations, which could positively or negatively impact the operating results. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies.

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 29, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $48.9 million and zero, respectively. As of December 29, 2019 and December 30, 2018, we also had designated outstanding cash flow hedge option contracts with a notional value of $142.9 million and zero, respectively. As of December 29, 2019 and December 30, 2018, we had non-designated outstanding forward currency contracts with aggregate notional values of $17.5 million and $11.4 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 29, 2019 and December 30, 2018, advances to suppliers totaled $121.4 million and $171.6 million, respectively. One supplier accounted for 100.0% and 99.6% of total advances to suppliers as of December 29, 2019 and December 30, 2018, respectively.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Public and Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 29, 2019 and December 30, 2018, investments of $26.7 million and $34.8 million, respectively, are accounted for using the equity method. As of December 29, 2019 and December 30, 2018, investments of $8.5 million and $8.8 million, respectively, are accounted for using the measurement alternative method.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For fiscal 2019 and 2018, we recorded mark-to-market gains of $158.3 million and mark-to-market loss of $6.4 million, respectively, within "other, net" in our consolidated statement of operations. During the year ended December 29, 2019, we sold 1 million of shares of Enphase common stock for cash proceeds of $20.6 million.

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

Interest Rate Risk and Market Price Risk Involving Debt

As of December 29, 2019, we held outstanding convertible debentures with an aggregate face value of $825.0 million, comprised of $400.0 million of 0.875% debentures due in 2021 and $425.0 million of 4.00% debentures due in 2023. The aggregate estimated fair value of our outstanding convertible debentures was $719.7 million and $648.9 million as of December 29, 2019 and December 30, 2018, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements. Also refer to Note 18. Subsequent Event for early repayment of the convertible debentures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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
San Jose, California
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 29, 2019, and the related notes and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 14, 2020

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	December 29, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$422,955	$309,407
Restricted cash and cash equivalents, current portion	26,348	41,762
Restricted short-term marketable securities	6,187	—
Accounts receivable, net[1]	226,476	175,605
Contract assets[1]	99,426	58,994
Inventories	358,257	308,146
Advances to suppliers, current portion	107,388	37,878
Project assets - plants and land, current portion	12,650	10,796
Prepaid expenses and other current assets	121,244	131,183
Total current assets	1,380,931	1,073,771

Restricted cash and cash equivalents, net of current portion	9,354	12,594
Restricted long-term marketable securities	—	5,955
Property, plant and equipment, net	323,726	839,871
Operating lease right-of-use assets	51,258	—
Solar power systems leased and to be leased, net	54,338	92,557
Advances to suppliers, net of current portion	13,993	133,694
Long-term financing receivables, net - held for sale	—	19,592
Other intangible assets, net	7,466	12,582
Other long-term assets	330,855	162,033
Total assets	$2,171,921	$2,352,649

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$441,759	$325,550
Accrued liabilities[1]	203,890	235,252
Operating lease liabilities, current portion	9,463	—
Contract liabilities, current portion[1]	138,441	104,130
Short-term debt	104,856	40,074
Total current liabilities	898,409	705,006

Long-term debt	113,827	40,528
Convertible debt[1]	820,259	818,356
Operating lease liabilities, net of current portion	46,089	—
Contract liabilities, net of current portion[1]	67,538	99,509
Other long-term liabilities	204,300	839,136
Total liabilities	2,150,422	2,502,535
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of December 29, 2019 and December 30, 2018	—	—

	December 29, 2019	December 30, 2018
Common stock, $0.001 par value, 367,500 shares authorized; 179,845 shares issued, and 168,121 shares outstanding as of December 29, 2019; 152,085 shares issued, and 141,180 shares outstanding as of December 30, 2018	168	141
Additional paid-in capital	2,661,819	2,463,370
Accumulated deficit	(2,449,679)	(2,480,988)
Accumulated other comprehensive loss	(9,512)	(4,150)
Treasury stock, at cost: 11,724 shares of common stock as of December 29, 2019; 10,905 shares of common stock as of December 30, 2018	(192,633)	(187,069)
Total stockholders' equity (deficit)	10,163	(208,696)
Noncontrolling interests in subsidiaries	11,336	58,810
Total equity (deficit)	21,499	(149,886)
Total liabilities and equity	$2,171,921	$2,352,649
1We have related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "prepaid expenses and other current assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt," and "contract liabilities, net of current portion," financial statement line items on our consolidated balance sheets (see Note 2, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenue:
Solar power systems, components, and other[1]	$1,835,149	$1,453,876	$1,594,941
Residential leasing	10,405	272,209	199,106
Solar services	18,671	—	—
	1,864,225	1,726,085	1,794,047
Cost of revenue:
Solar power systems, components, and other[1]	1,722,871	1,843,150	1,678,400
Residential leasing	7,345	180,016	134,292
Solar services	8,104	—	—
	1,738,320	2,023,166	1,812,692
Gross profit (loss)	125,905	(297,081)	(18,645)
Operating expenses:
Research and development[1]	67,515	81,705	82,247
Sales, general and administrative	260,443	260,111	278,645
Restructuring charges	14,110	17,497	21,045
Loss on sale and impairment of residential lease assets	25,352	251,984	624,335
Gain on business divestitures	(143,400)	(59,347)	—
Total operating expenses	224,020	551,950	1,006,272
Operating loss	(98,115)	(849,031)	(1,024,917)
Other income (expense), net:
Interest income	2,702	3,057	2,100
Interest expense[1]	(53,353)	(108,011)	(90,288)
Other, net	174,734	55,314	(87,645)
Other income (expense), net	124,083	(49,640)	(175,833)
Income (loss) before income taxes and equity in losses of unconsolidated investees	25,968	(898,671)	(1,200,750)
(Provision) benefit for income taxes	(26,631)	(1,010)	3,944
Equity in earnings (losses) of unconsolidated investees	(7,058)	(17,815)	25,938
Net loss	(7,721)	(917,496)	(1,170,868)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	29,880	106,405	241,747
Net income (loss) attributable to stockholders	$22,159	$(811,091)	$(929,121)
Net income (loss) per share attributable to stockholders:
Basic	$0.15	$(5.76)	$(6.67)
Diluted	$0.15	$(5.76)	$(6.67)
Weighted-average shares:
Basic	144,796	140,825	139,370
Diluted	147,525	140,825	139,370
1We have related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our consolidated statements of operations (see Note 2 and Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net loss	$(7,721)	$(917,496)	$(1,170,868)
Components of other comprehensive income (loss):
Translation adjustment	(1,128)	(4,490)	5,638
Net change in derivatives (Note 12)	(1,094)	397	(1,764)
Net income (loss) on long-term pension liability adjustment	(3,090)	2,901	(64)
Unrealized gain on investments	—	—	(145)
Income taxes	(50)	50	565
Total other comprehensive income (loss)	(5,362)	(1,142)	4,230
Total comprehensive loss	(13,083)	(918,638)	(1,166,638)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	29,880	106,405	241,747
Comprehensive income (loss) attributable to stockholders	$16,797	$(812,233)	$(924,891)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity (Deficit)
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at January 1, 2017	$103,621	138,508	$139	$2,410,395	$(176,783)	$(7,238)	$(695,432)	$1,531,081	$79,488	$1,610,569
Net loss	(152,926)	—	—	—	—	—	(929,121)	(929,121)	(88,821)	(1,017,942)
Cumulative-effect upon adoption of ASU 2016-09 and ASU 2016-16	—	—	—	—	—	—	(45,344)	(45,344)	—	(45,344)
Other comprehensive loss	—	—	—	—	—	4,230	—	4,230	—	4,230
Issuance of restricted stock to employees, net of cancellations	—	1,739	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	32,118	—	—	—	32,118	—	32,118
Contributions from noncontrolling interests	71,928	—	—	—	—	—	—	—	125,500	125,500
Distributions to noncontrolling interests	(7,387)	—	—	—	—	—	—	—	(11,988)	(11,988)
Purchases of treasury stock	—	(589)	(1)	—	(4,756)	—	—	(4,757)	—	(4,757)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(29,171)	—	—	—	—	—	(811,091)	(811,091)	(77,235)	(888,326)
Other comprehensive loss	—	—	—	—	—	(1,142)	—	(1,142)	—	(1,142)
Issuance of restricted stock to employees, net of cancellations	—	2,267	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	25,790	—	—	—	25,790	—	25,790
Contributions from noncontrolling interests	36,734	—	—	—	—	—	—	—	114,470	114,470
Distributions to noncontrolling interests	(7,425)	—	—	—	—	—	—	—	(13,438)	(13,438)
Purchases of treasury stock	—	(747)	(1)	—	(5,530)	—	—	(5,531)	—	(5,531)
Reduction of non-controlling interest due to sale of interest in residential lease portfolio[1]	(15,374)	—	—	—	—	—	—	—	(61,766)	(61,766)
Noncontrolling interest buyout	—	—	—	(4,933)	—	—	—	(4,933)	(7,400)	(12,333)
Balances at December 30, 2018	$—	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity (Deficit)
Net loss	—	—	—	—	—	22,159	22,159	(29,880)	(7,721)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,150	9,150	—	9,150
Other comprehensive income	—	—	—	—	(5,362)	—	(5,362)	—	(5,362)
Issuance of restricted stock to employees, net of cancellations	2,461	3		—	—	—	3	—	3
Stock-based compensation expense	—	—	27,788	—	—	—	27,788	—	27,788
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,791	35,791
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,552)	(1,552)
Purchases of treasury stock	(818)	(1)	—	(5,564)	—	—	(5,565)	—	(5,565)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio[1]	—	—	—	—	—	—	—	(51,833)	(51,833)
Issuance of common stock in connection with equity offering, net of underwriter fees and discounts	25,300	25	171,809	—	—	—	171,834	—	171,834
Common stock offering fees			(1,148)				(1,148)		(1,148)
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
1See Note 4 "Business Divestiture and Sale of Assets".

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(7,721)	$(917,496)	$(1,170,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,081	127,204	185,283
Non-cash restructuring charges	5,874	—	—
Stock-based compensation	26,935	26,353	34,674
Non-cash interest expense	9,472	15,346	18,390
Dividend from equity method investee	—	3,947	30,091
Equity in losses (earnings) of unconsolidated investees	7,058	17,815	(25,938)
Mark-to-market (gain) loss on equity investment with readily determinable fair value	(158,288)	6,375	—
Gain on sale of assets	(25,212)	—	—
Gain on business divestiture	(143,400)	(59,347)	—
Gain on sale of investments without readily determinable fair value	(17,275)	(54,196)	(5,346)
Deferred income taxes	5,067	(6,862)	(6,966)
Impairment of equity method investment	—	—	89,564
Impairment of property, plant and equipment	777	369,168	—
Loss on sale and impairment of residential lease assets	33,778	251,984	624,335
Other, net	—	(6,796)	1,298
Changes in operating assets and liabilities:
Accounts receivable	(66,194)	(175)	(1,191)
Contract assets	(38,246)	(43,509)	10,660
Inventories	(128,404)	(39,174)	(38,236)
Project assets	(2,188)	39,512	2,393
Prepaid expenses and other assets	(8,746)	22,763	110,530
Operating lease right-of-use assets	8,530	—	—
Long-term financing receivables, net - held for sale	(473)	(182,937)	(123,674)
Advances to suppliers	50,191	44,417	68,767
Accounts payable and other accrued liabilities	79,394	(127,286)	(216,349)
Contract liabilities	27,531	(30,495)	145,171
Operating lease liabilities	(8,954)	—	—
Net cash used in operating activities	(270,413)	(543,389)	(267,412)
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,395)	(44,906)	(69,791)
Cash paid for solar power systems, leased, net	—	(68,612)	(86,539)
Cash paid for solar power systems	(53,284)	(41,808)	(126,548)
Purchases of marketable securities	—	—	(1,306)
Proceeds from business divestiture, net of cash sold	40,491	23,257	—
Cash paid for acquisitions, net of cash acquired	—	(17,000)	—
Dividend from equity method investee	—	12,952	3,773

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Proceeds from sale of assets	59,970	—	—
Proceeds from sale of distribution rights of debt refinancing	1,950	—	—
Cash outflow from sale of residential lease portfolio, net of cash received	(10,923)	(28,004)	—
Proceeds from sale of investments	42,957	453,708	5,954
Cash paid for investments in unconsolidated investees	(12,400)	(14,687)	(18,627)
Net cash provided by (used in) investing activities	21,366	274,900	(293,084)
Cash flows from financing activities:
Proceeds from bank loans and other debt	381,928	227,676	339,253
Repayment of 0.75% debentures due 2018, bank loans and other debt	(271,015)	(535,252)	(358,317)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	72,259	192,287	89,612
Repayment of non-recourse residential financing	(2,959)	(17,358)	(6,888)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	35,790	151,204	196,628
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(316)	(21,918)	(18,228)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	3,004	126,020	527,897
Repayment of non-recourse power plant and commercial financing	—	(31,282)	(176,069)
Proceeds of common stock equity offering, net of offering costs	171,834	—	—
Contributions from noncontrolling interests attributable to power plant and commercial projects	—	—	800
Payment for prior business combination	(39,000)	—	—
Settlement of contingent consideration arrangement, net of cash received	(1,646)	—	—
Purchases of stock for tax withholding obligations on vested restricted stock	(5,565)	(5,530)	(4,756)
Net cash provided by financing activities	344,314	85,847	589,932
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(373)	2,068	689
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	94,894	(180,574)	30,125
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	363,763	544,337	514,212
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$458,657	$363,763	$544,337

Non-cash transactions:
Assignment of residential lease receivables to third parties	$—	$—	$129
Stock consideration received from a business divestiture	$—	$42,600	$—
Acquisition of noncontrolling interests funded by Mezzanine Loan proceeds	$—	$12,400	$—
Costs of solar power systems, leased, sourced from existing inventory	$—	$36,384	$57,688
Costs of solar power systems, leased, funded by liabilities	$—	$3,631	$5,527
Costs of solar power systems sourced from existing inventory	$29,206	$—	$—
Costs of solar power systems funded by liabilities	$2,671	$—	$—

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$86,540	$110,375
Property, plant and equipment acquisitions funded by liabilities	$13,745	$8,214	$15,706
Acquisition funded by liabilities	$—	$9,000	$—
Contractual obligations satisfied with inventory	$1,701	$56,840	$34,675
Assumption of debt by buyer upon sale of equity interest	$—	$27,321	$196,104
Right-of-use assets obtained in exchange of lease obligations[2]	$111,142	$—	$—
Retained interest in SunStrong lease portfolio	$—	$9,750	$—
Derecognition of financing obligations upon business divestiture[3]	$590,884	$—	$—
Holdback related to sale of commercial sale-leaseback portfolio[3]	$1,927	$—	$—
Receivables in connection with sale of residential lease assets[3]	$2,570	$12,510	$—
Assumption of debt by buyer in connection with sale of residential lease assets[3]	$69,076	$561,588	$—
Aged supplier financing balances reclassified from accounts payable to short-term debt	$45,352	$—	$—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$32,777	$99,204	$59,885
Cash paid for income taxes	$8,988	$7,800	$12,795
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the consolidated balance sheets for the respective periods.

2Amounts for the year ended December 29, 2019 include the transition adjustment for the adoption of ASC 842 and new Right-of-Use ("ROU") asset additions.

3See Note 4 Business Divestiture and Sale of Assets.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential, commercial, and power plant customers worldwide through an array of hardware, software, and financing options and through solar power solutions, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent controls to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total"), formerly Total Solar International SAS, Total Gas & Power USA, SAS, and Total Energies Nouvelles Activités USA, a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

In the fourth quarter of fiscal 2019, we announced the separation of our Maxeon business. Please see Item 1. Business for more details.

Liquidity

While challenging industry conditions and a competitive environment extended throughout fiscal 2019, we believe that our total cash and cash equivalents, including cash expected to be generated from operations, will be sufficient to meet our obligations over the next 12 months from the date of issuance of these consolidated financial statements. Also, we have been successful in our ability to divest certain investments and non-core assets, such as the sale of membership interests in our Commercial Sale-Leaseback Portfolio, and the sale and leaseback of Hillsboro facility (Note 4. Business Divestiture and Sale of Assets). Additionally, we have secured other sources of financing to satisfy our liquidity needs such as the issuance of common stock through the public offering completed in November 2019 and realizing cash savings resulting from restructuring actions and cost reduction initiatives (Note 14. Common Stock and Note 8. Restructuring). We continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

While we have not drawn on it, we also have the ability to enhance our available cash by borrowing up to $55.0 million under the 2019 Revolver. See Note 11. Debt and Credit Sources.

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
Fiscal Periods
We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2019, 2018 and 2017 are 52-week fiscal years. Our fiscal 2019 ended on December 29, 2019, fiscal 2018 ended on December 30, 2018 and fiscal 2017 ended on December 31, 2017.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for doubtful accounts receivable; inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; residual value of solar power systems, including those subject to residential operating leases; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

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
For all sale-leaseback arrangements classified as operating leases, the profit related to the excess of the proceeds compared to the fair value of the solar power systems is deferred and recognized over the term of the lease. Sale-leaseback arrangements classified as finance leases or failed sale, are accounted for under the financing method, the proceeds received from the sale of the solar power systems are recorded as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer to Note 4. Business Divestiture and Sale of Assets, for details of the sale of our commercial sale-leaseback portfolio during fiscal 2019.

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
Revenue from solar services contracts entered into prior to the adoption of ASC 842 were accounted for as leases under the superseded lease accounting guidance and reported within ‘Residential Leasing’ on the consolidated statement of operations.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Derivative financial instruments are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The effective portion of derivative financial instruments is excluded from earnings and reported as a component of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The ineffective portion of derivatives financial instruments are included in "Other, net" in the Consolidated Statements of Operations. During fiscal 2019, we recorded a fair value adjustment of $2.0 million to our equity investments with Fair Value Option ("FVO"). The fair value adjustment was included within "equity in losses of unconsolidated investees" in our consolidated statements of operations for the year ended December 29, 2019 (see Note 7. Fair Value Measurements).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. Our comprehensive income (loss) for each period presented is comprised of (i) our net income (loss); (ii) foreign currency translation adjustment of our foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges; and (iv) net income (loss) on long-term pension liability adjustment (see Note 12. Derivative Financial Instruments).

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

We maintain cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business. We also hold debt securities, consisting of Philippine government bonds, which are classified as "Restricted short-term marketable securities" on our consolidated balance sheets as they are maintained as collateral for present and future business transactions within the country (see Note 5. Balance Sheet Components).

Short-Term and Long-Term Investments

We may invest in money market funds and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments, and investments with maturities of more than one year are classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our working capital needs within our normal operating cycles. We have classified these investments as held-to-maturity securities.

Short-Term and Long-Term Inventories

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

We evaluate the terms of our long-term inventory purchase agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than our expected demand for our solar power products for the foreseeable future and because the raw materials subject to these long-term supply agreements are not subject to spoilage or other factors that would deteriorate its usability; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. In addition, because the purchase prices required by our long-term polysilicon agreements are significantly higher than current market prices for similar materials, if we are not able to profitably utilize this material in our operations or elect to sell near-term excess, we may incur additional losses. Other market conditions that could affect the realizable value of our inventories and are periodically evaluated by us include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, the current market price of polysilicon as compared to the price in our fixed-price arrangements, and product merchantability, among other factors. If, based on assumptions about expected demand and market conditions, we determine that the cost of inventories exceeds its net realizable value or inventory is excess or obsolete, or we enter into arrangements with third parties for the sale of raw materials that do not allow us to recover our current contractually committed price for such raw materials, we record a write-down or accrual equal to the difference between the cost of inventories and the estimated net realizable value, which may be material. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business Additionally, the Company’s classification of its inventory as either current or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months. (see Note 5. Balance Sheet Components).

Financing Receivables

Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Financing receivables are generated by solar power systems leased to residential customers under sales-type leases.
Financing receivables represent gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term of up to 20 years and the system's estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of sales when the solar power systems are placed in service.

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

During fiscal 2019, we performed a recoverability test for assets in the residential assets by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we determined that market value, in the form of indicative purchase price from a third-party investor was available for a portion of our residential assets. As we intend to sell these remaining residential portfolio assets, we used the indicative purchase price from a third-party investor as fair value of the underlying net assets in our impairment evaluation. See Note 6. Solar Services for additional information on the related impairment charge.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Solar power systems leased to residential customers are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Buildings	20 to 30
Leasehold improvements	1 to 20
Manufacturing equipment	7 to 15
Computer equipment	2 to7
Solar power systems	30
Furniture and fixtures	3 to 5

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

Long-Lived Assets Impairment

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

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing such groupings and levels. We then compare the estimated future undiscounted net cash flows expected to be generated by the asset group (including the eventual disposition of the asset group at residual value) to the asset group’s carrying value to determine if the asset group is recoverable. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, we record an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. For additional information on the impairment charge recorded in fiscal 2019 and 2018, and the underlying fair value assumptions, see Note 6. Solar Services.

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

We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates or if there are delays in our responsiveness to outages, we may be required to revise our estimated warranty liability. Historically, warranty costs have been within our expectations (see Note 9. Commitments and Contingencies).

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

Solar Power System Sales and Engineering, Procurement, and Construction Services

We design, manufacture and sell rooftop and ground-mounted solar power systems under construction and development agreements, to our residential and commercial customers. In contracts where we sell completed systems as a single performance obligation, primarily to our joint venture for residential projects, we recognize revenue at the point-in-time when such systems are placed in service. Any advance payments received before control is transferred is classified as "contract liabilities."

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

In September 2019, we signed a definitive agreement to sell our O&M business. We expect to complete the sale of our O&M business during the first half of fiscal 2020 subject to the satisfaction of customary conditions precedent, including receipt of certain third-party consents and approvals.

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

We estimate stock option forfeitures at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are required to be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Accounting for Business Divestitures

From time to time, we may dispose of significant assets or portions of our business by sale or exchange for other assets. In accounting for such transactions, we apply the applicable accounting guidance under U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. Our assessment includes whether such disposal represents a significant strategic shift in our operations and on the extent of our continuing involvement in relation to that portion of our business. We evaluate the significance of our intended divestiture transactions in relation to our consolidated financial measures to determine whether a disposal of assets or a business qualifies as discontinued operations. For additional details see Note 4. Business Divestitures and Sale of Assets. We recognize disposal related costs that are not part of divestiture consideration as general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $8.2 million, $6.9 million and $6.3 million, in fiscal 2019, 2018, and 2017, respectively.

Research and Development Expenses

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. All research and development costs are expensed as incurred. Research and development expenses are reported net of contributions under the R&D Agreement with Total (See Note 2. Transactions with Total and Total S.A. for further details) and contracts with governmental agencies because such contracts are considered collaborative arrangements.

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

We perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally we do not require collateral from our leasing customers. We maintain an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under our residential lease program are generally required to have a minimum credit score. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. As of December 29, 2019, one customer accounted for 13.9% of our accounts receivable balance. As of

December 30, 2018, we had no customers that accounted for at least 10% of accounts receivable. We had two different customers that accounted for 25.2% and 20.5% of our "Construction costs in excess of billing" balance as of December 29, 2019. We had one customer that accounted for 24.0% of our "Construction costs in excess of billing" balance as of December 30, 2018, respectively, on the consolidated balance sheets. As of December 29, 2019 and December 30, 2018, our "Construction costs in excess of billing" balance was $47.7 million and $34.3 million, respectively.

We have entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for the next 2 years. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when we cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in "(Provision for) benefit from income taxes" in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as "Equity in earnings (losses) of unconsolidated investees" on the Consolidated Statements of Operations. We monitor our investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately-held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds.

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes. We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs (see Note 5. Balance Sheet Components, Note 7. Fair Value Measurements, and Note 10. Equity Investments).

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

In February 2016, the FASB issued ASC 842, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASC 842 requires lessees to recognize a lease liability and a ROU asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). ASC 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under ASC 840. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, related to sales taxes and other similar taxes collected from lessees, certain lessor costs paid by lessees to third parties, and related to recognition of variable payments for contracts.
On December 31, 2018, we adopted ASC 842 using the optional transitional method for all leases that existed at or commenced before that date. We elected to apply the practical expedients in ASC 842-10-65-1 (f) and (g), and therefore:

1)did not reassess expired contracts for presence of lease components therein and if it was already concluded that such contracts had lease components, then the classification of the respective lease components therein have not been re-assessed;
2)did not re-assess initial direct costs for any existing leases;
3)used hindsight for determining the lease term for all leases whereon ASC 842 has been applied;
4)elected to not separate the lease and non-lease components;
5)elected to not apply the recognition and measurement requirements of the new guidance to short-term leases;
6)did not assess whether existing or expired land easements that were not previously assessed under legacy guidance on leases are or contain a lease under the new guidance;

The adoption of ASC 842 had a material impact on our consolidated balance sheet as the standard requires us to recognize an ROU asset and lease liability on our consolidated balance sheet as of December 31, 2018, for all existing leases other than those to which we have applied the short-term lease practical expedient.

Upon adoption, we made the following changes to our accounting policies:

•Solar leases no longer meet the criteria for lease accounting as our contracts do not allow the customer to direct the use of the underlying solar system. Instead, we will account for these arrangements entered into on or after December 31, 2018 as contracts with customers pursuant to ASC Topic 606 and recognize revenue ratably based on contractual lease cash flows over the lease term;
•All operating lease arrangements, other than short term leases, are now recorded on the balance sheet as a ROU asset with a corresponding lease liability;
Further, arrangements that involve the lease-back of solar systems sold to a financier will continue to be accounted for as a failed sale and result in the recording of a financing liability.

Impact to Consolidated Financial Statements

The below table shows the impact of adoption of ASC 842 on our consolidated financial statements as of December 31, 2018:

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. Based on the current composition of our financial instruments, current market conditions, foreseeable and supportable forecasts, and historical credit loss experience, the impact on our consolidated financial statements and related disclosures is not expected to be material.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis to the date of initial application of Topic 606 with early adoption permitted. Although we are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures, we are not expecting material impacts.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for us no later than the first quarter of fiscal 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial statements and disclosures.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of December 29, 2019, through the increase of our total outstanding common stock due to the secondary offering of common stock completed on November 25, 2019, exercise of warrants and issuance of restricted and performance stock units, Total's ownership of our outstanding common stock was approximately 47%.

Supply Agreements

In November 2016, we and Total entered into a four-year, up to 200 megawatt ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of E-Series (Maxeon 2) panels with an option to purchase up to another 50 MW of P-Series solar panels. In March 2017, we received a prepayment totaling $88.5 million. The prepayment is secured by some of our assets located in the United States and in Mexico.

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of December 29, 2019, we had $18.8 million of "contract liabilities, current portion" and $35.4 million of "contract liabilities, net of current portion" on our consolidated balance sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

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
In December 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 93 MW of PV modules to Total for commercial PV modules in France. This agreement provided for payment from Total in the amount of approximately $38.4 million, 10% of which was received in December 2019.
In December 2019, we entered into and closed four Membership Interest Purchase and Project Development Agreements which Total Strong, LLC., a joint venture between Total and Hannon Armstrong, to sell our membership interests in four project companies. We recognized revenue of $6.2 million for sales to this joint venture, which is included within "Solar power systems, components, and other" on our consolidated statements of operations for fiscal 2019.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M agreements relating to projects owned or partially owned by Total and its affiliates. As of December 29, 2019, we had an insignificant amount of "Contract assets" and $6.7 million which consisted of "Accounts receivable, net" and "Prepaid expenses and other current assets" on our consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During fiscal 2018, in connection with a co-development solar project in Japan among us, Total, and an independent third party, we sold 25% of ownership interests in the co-development solar project to Total, for an immaterial amount of proceeds. We sold the remaining 25% of ownership interest to Total in the three months ended September 29, 2019, for proceeds of $4.6 million, and recognized a gain of $2.9 million, which is included within "other, net" in our consolidated statements of operations for fiscal 2019. Development service revenue of $6.4 million was also recognized during fiscal 2019. We have also agreed to supply solar panels under this arrangement with sales beginning in October 2019 and expected to occur through November 2020 and recognized revenue consistent with our revenue recognition policy from solar power components.

In connection with a co-development solar project in Chile between us and Total, we sold all of our 50% ownership interests in the co-development project to Total in fiscal 2019, for proceeds of $14.1 million, and recognized a gain of $11.0 million, which is included within "other, net" in our consolidated statements of operations for fiscal 2019. In connection with its assistance in obtaining a solar module supply related to this project, we incurred charges of $4.9 million that will be paid directly to Total in fiscal 2020.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 10. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	December 29, 2019	December 30, 2018
Accounts receivable and other	$6,707	$3,823
Contract assets	110	18
Accounts payable	4,921	—
Contract liabilities, current portion[1]	18,786	18,408
Contract liabilities, net of current portion[1]	35,427	45,258
1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Revenue:
Solar power systems, components, and other	$48,064	$28,094	$42,968
Cost of revenue:
Solar power systems, components, and other	33,320	16,382	30,400
Other income:
Other, net	13,941	—	—
Research and development expense:
Offsetting contributions received under the R&D Agreement	—	(93)	(138)
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	329	5,312	6,325
Interest expense incurred on the 0.75% debentures due 2018	—	547	1,500
Interest expense incurred on the 0.875% debentures due 2021	2,188	2,188	2,188
Interest expense incurred on the 4.00% debentures due 2023	4,000	4,000	4,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for fiscal 2019, 2018, and 2017 along with the reportable segment for each category:

	Fiscal Year Ended
(In thousands)	SunPower Technologies			SunPower Energy Services			Total Revenue
Category	December 29, 2019	December 30, 2018	December 31, 2017	December 29, 2019	December 30, 2018	December 31, 2017	December 29, 2019	December 30, 2018	December 31, 2017
Module and component sales	$415,081	$532,590	$408,303	$617,456	$477,652	$428,799	$1,032,537	$1,010,242	$837,102
Solar power systems sales and EPC services	429,282	147,756	470,851	323,740	213,345	211,850	753,022	361,101	682,701
Operations and maintenance	—	—	—	49,590	49,089	43,643	49,590	49,089	43,643
Residential leasing	—	125	4,687	10,405	305,528	225,914	10,405	305,653	230,601
Solar services[1]	—	—	—	18,671	—	—	18,671	—	—
Revenue	$844,363	$680,471	$883,841	$1,019,862	$1,045,614	$910,206	$1,864,225	$1,726,085	$1,794,047
1Upon adoption of ASC 842, revenues from residential leasing are being accounted for under ASC 606 and recorded under 'Solar services' (see Note 1)

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract, and we recognize revenue for operations and maintenance and solar services over the service period.

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

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended December 29, 2019 and December 30, 2018 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also, included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Fiscal Year Ended
(In thousands, except number of projects)	December 29, 2019	December 30, 2018	December 31, 2017
Increase in revenue from net changes in transaction prices	$5,391	$—	$—
Increase (decrease) in revenue from net changes in input cost estimates	6,233	(1,045)	—
Net increase (decrease) in revenue from net changes in estimates	$11,624	$(1,045)	$—

Number of projects	5	1	—

Net change in estimate as a percentage of aggregate revenue for associated projects	11.6%	—%	—%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to Note 5. Balance Sheet Components for further details.

During the year ended December 29, 2019, the increase in contract assets of $38.2 million was primarily driven by unbilled receivables for the sale of PPAs for $31.2 million in fiscal 2019 and commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met. During the year ended December 30, 2018, the increase in contract assets of $43.5 million was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria to recognize revenue had been met. During the year ended December 29, 2019, the increase in contract liabilities of $2.3 million was primarily due to addition of customer advances. During the year ended December 30, 2018, the decrease in contract liabilities of $31.5 million was primarily due to the attainment of milestones billings for a variety of projects. During the year ended December 29, 2019, we recognized revenue of $59.6 million that was included in contract liabilities as of December 30, 2018. During the year ended December 30, 2018, we recognized revenue of $94.4 million that was included in contract liabilities as of December 31, 2017.

The following table represents our remaining performance obligations as of December 29, 2019 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $176.4 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized[1]
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2020	72.3%
1Denotes average percentage of revenue recognized.

As of December 29, 2019, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $450.1 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BUSINESS DIVESTITURE AND SALE OF ASSETS

Sale of Residential Lease Assets

In fiscal 2018, we created SunStrong Capital Holdings, LLC (“SunStrong”) to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that we controlled. As previously disclosed, on November 5, 2018, we entered into a Purchase and Sale agreement (the “PSA”) with HA SunStrong Capital LLC (“HA SunStrong Parent”), a subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc (“Hannon Armstrong”), to sell 49.0% of the SunStrong membership interests. Following the closing of the PSA, we do not have the power to unilaterally make decisions that affect the performance of SunStrong, and accordingly, we deconsolidated SunStrong, thereby deconsolidating majority of our residential lease assets portfolio. On September 27, 2019, we sold the majority of the remainder of residential lease assets still owned by us, that were not previously sold. Refer to Note 6 for discussion of the remainder of residential lease assets still owned by us. These residential lease assets were sold under a new assignment of interest agreement entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold.

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
Borrowed Sunshine II, LLC, (“CA Loan Borrower”), our wholly-owned subsidiary, entered into a loan agreement with Credit Agricole on January 31, 2019 under which the CA Loan Borrower may borrow a subordinated loan of up to $55.0 million (the “CA warehouse loan”). As of September 27, 2019, we had drawn $46.1 million under the CA warehouse loan.
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
In December 2019, we entered into an arrangement with Hannon Armstrong to sell our rights over incremental proceeds resulting from refinancing of certain debts that were transferred to SunStrong. We received a consideration of $2.0 million from this transaction. Further, during the fourth quarter of fiscal 2019, we recorded an adjustment of $1.3 million resulting from realization of estimated receivables recorded at the time of completion of the sale in September 2019. These transactions collectively resulted in a gain on sale of $3.3 million in fourth quarter of fiscal 2019. Inclusive of these items, we recognized a $7.2 million net loss on the sale within "Loss on sale and impairment of residential lease assets" in our consolidated statements of operations during fiscal year 2019.

Summarized financial information related to the transferred Residential Lease Portfolio on the disposal date is as follows:

(In thousands)	At Disposal Date
Cash and cash equivalents	$634
Restricted cash and cash equivalents, current portion	11,058
Accounts receivable, net	1,239
Restricted cash and cash equivalents, net of current portion	4,706
Property, plant and equipment, net	84,208
Solar power systems, leased, net	12,261
Long-term financing receivables net	17,907
Other long-term assets	5,960
Total assets	137,973

Accounts payable	1,236
Accrued liabilities and other current liabilities	34
Contract liabilities, current portion	163
Contract liabilities, net of current portion	3,024
Short-term debt	1,085
Long-term debt	44,246
Other long-term liabilities	1,809
Noncontrolling interests in subsidiaries	51,834
Total liabilities	103,431
Net assets	$34,542

Net consideration recognized was as follows:

(In thousands)
Assumption of Mezzanine Loan 3	$23,744
Special distribution from Mezzanine 3 and Credit Agricole Loans	5,897
Accounts receivable from SunStrong Capital Holdings ("SSCH") for SREC distributions	2,146
Other costs and expenses	(254)
Net consideration recognized	$31,533

Net loss on sale for the year ended December 29, 2019 was as follows:

(In thousands)
Net consideration recognized	$31,533
Net assets disposed	(34,542)
Warranty obligations incurred	(870)
Obligations to complete leases under construction	(6,650)
Other items	3,286
Net loss on sale	$(7,243)

Sale and Leaseback of Hillsboro Facility
In September 2019, we completed the sale of our manufacturing facility buildings and land in Hillsboro, Oregon, to RagingWire Data Centers, Inc., through an affiliate, for a purchase price of $63.5 million (the "Sale-Leaseback Transaction”). As part of the Sale-Leaseback Transaction, we also leased back a portion of the facility, specifically, the module assembly building, for three years. Further, we also agreed to complete the decommissioning services in the building, which was completed in in the fourth quarter of fiscal 2019.

Net cash consideration of $39.7 million was received at the closing, net of fees and expenses of $3.8 million, and a holdback amount of $20.0 million for timely completion of the decommissioning services. The holdback amount of $20.0 million was received in full in the fourth quarter of fiscal 2019.

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
During the fiscal year, we recognized net gain of $25.2 million, which is included within "cost of revenue: solar power systems, components, and other" on our consolidated statements of operations for the year ended December 29, 2019. As of December 29, 2019, we have a deferred gain of $3.8 million that represents the excess of fair market value of the building leased back to be recognized over the leaseback term of three years.

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

On March 26, 2019, we and our wholly-owned subsidiary entered into a Membership Interest Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with a wholly-owned subsidiary of Goldman Sachs Renewable Power LLC. Pursuant to the Purchase and Sale Agreement, we agreed to sell, in exchange for cash consideration of up to $86.9 million, membership interests owned by us in certain holding company subsidiaries (the “HoldCos”) that, in turn, own, directly or indirectly, the membership interests in one or more limited liability companies (together with other related subsidiaries, the “Related Subsidiaries”) that own leasehold interests in operating solar photovoltaic electric generating projects (the “Projects”) subject to sale-leaseback financing arrangements with one or more financiers (each a "Lessor"). The Projects are located at approximately 200 sites across the United States, and represent in aggregate, approximately 233 MW of generating capacity. The portfolio of Projects financed by each Lessor represents a separate asset (a “Portfolio”) for which the price is separately agreed and stated in the Purchase and Sale Agreement. Upon the sale of the applicable membership interests, the related assets were deconsolidated from our balance sheet.

In connection with the sale transaction, we received total consideration of $81.3 million and recognized a total gain of $143.4 million, which is included within "Gain on business divestitures" in our consolidated statements of operations for the year ended December 29, 2019. We have also incurred approximately $1.2 million of transaction costs related to the above transactions during fiscal 2019, which were expensed as incurred.

The assets and liabilities of the portfolios sold were as follows:

(In thousands)	At Disposal Date
Restricted cash and cash equivalents, current portion	$43,641
Accounts receivable, net	7,959
Prepaid expenses and other current assets	957
Restricted cash and cash equivalents, net of current portion	1,746
Operating lease right-of-use assets	46,109
Property, plant and equipment	477,816
Total assets	578,228

Accounts payable	1,071
Accrued Liabilities	1,641
Operating lease liabilities, current	2,443
Operating lease liabilities, non-current	38,803
Other long-term liabilities[1]	600,675
Total liabilities	644,633
Net liabilities sold	$(66,405)

1Constitutes the financing liability on sale-lease arrangements on the property, plant and equipment sold.

Net gain on sale is presented in the following table:

Twelve Months Ended
(In thousands)	December 29, 2019
Cash received from sale	$81,262
Other intangible assets	3,000
Net liabilities sold	66,405
Holdback receivables	2,425
Net retained obligations	(9,692)
Net gain on sale	$143,400

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	December 29, 2019	December 30, 2018
Accounts receivable, gross[1]	$247,258	$193,980
Less: allowance for doubtful accounts	(19,975)	(16,906)
Less: allowance for sales returns	(807)	(1,469)
Accounts receivable, net	$226,476	$175,605
1There is a lien on our accounts receivable of $75.4 million out of our consolidated accounts receivable, gross, as of December 29, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Additions (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 29, 2019	$16,906	1,024	$2,045	$19,975
Year ended December 30, 2018	28,895	12,519	(24,508)	16,906
Year ended December 31, 2017	20,380	15,609	(7,094)	28,895
Allowance for sales returns:
Year ended December 29, 2019	1,469	(662)	—	807
Year ended December 30, 2018	1,974	(505)	—	1,469
Year ended December 31, 2017	2,433	(459)	—	1,974

Accounts Receivable Factoring

In December 2018 and May 2019, we entered into factoring arrangements with two separate third-party factor agencies related to our accounts receivable from customers in Europe. As a result of these factoring arrangements, title of certain accounts receivable balances was transferred to third-party vendors, and both arrangements were accounted for as a sale of financial assets, under ASU 2014-11 Transfer and Servicing (Topic 860), given effective control over these financial assets has been surrendered. As a result, these financial assets have been excluded from our consolidated balance sheets.

During the year ended December 29, 2019 and December 30, 2018, we sold accounts receivable invoices amounting to $119.4 million and $26.3 million, respectively. As of December 29, 2019 and December 30, 2018, total uncollected accounts receivable from end customers under both arrangements were $11.6 million and $21.0 million, respectively. Transaction fees incurred for these arrangements were not material during the year ended December 29, 2019.

Inventories

	As of
(In thousands)	December 29, 2019	December 30, 2018
Raw materials	$54,936	$58,378
Work-in-process	62,993	86,639
Finished goods	240,328	163,129
Inventories1 2	$358,257	$308,146
1A lien of $37.1 million exists on our gross inventory as of December 29, 2019 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

2Also refer to long-term inventory for Safe Harbor program under the caption "Other long-term assets"

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	December 29, 2019	December 30, 2018
Deferred project costs	$29,652	$30,394
VAT receivables, current portion	7,986	9,506
Deferred costs for solar power systems	29,631	17,805
Derivative financial instruments	1,002	729
Other receivables	37,140	48,062
Prepaid taxes	718	853
Other current assets	411	—
Other prepaid expenses	14,704	23,834
Prepaid expenses and other current assets	$121,244	$131,183

Property, Plant and Equipment, Net

	As of
(In thousands)	December 29, 2019	December 30, 2018
Manufacturing equipment	$144,614	$112,904
Land and buildings	137,723	161,299
Leasehold improvements	103,393	119,597
Solar power systems[1]	30,518	544,139
Computer equipment	93,312	98,274
Furniture and fixtures	9,471	10,594
Construction-in-process	15,730	9,678
Property, plant and equipment, gross	534,761	1,056,485
Less: accumulated depreciation	(211,035)	(216,614)
Property, plant and equipment, net	$323,726	$839,871
1As a result of the adoption of ASC 842, all of our residential lease arrangements entered into on or after December 31, 2018 are excluded from the scope of the lease accounting guidance and are accounted for as service contracts in accordance with ASC 606. The related assets are recorded as "solar power systems" within "Property, plant and equipment, net" as of December 29, 2019.

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	December 29, 2019	December 30, 2018
United States	$56,507	$575,451
Philippines	92,598	104,639
Malaysia	145,246	126,056
Mexico	18,862	21,566
Europe	10,469	12,043
Other	44	116
Property, plant and equipment, net, by geography[1]	$323,726	$839,871
1Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	December 29, 2019	December 30, 2018
Equity investments with readily determinable fair value	$173,908	$36,225
Equity investments without readily determinable fair value	8,536	8,810
Equity investments with fair value option	17,500	8,831
Equity method investments	26,658	34,828
Long-term inventory[1]	48,214	—
Other	56,039	73,339
Other long-term assets	$330,855	$162,033
1 Entire balance consists of finished goods for Solar Sail. Refer to Note 10. Equity Investments for further discussion regarding Solar Sail.

Accrued Liabilities

	As of
(In thousands)	December 29, 2019	December 30, 2018
Employee compensation and employee benefits	$47,901	$44,337
Deferred revenue[1]	767	4,251
Interest payable	10,161	11,786
Short-term warranty reserves	30,979	38,161
Restructuring reserve	6,601	6,310
VAT payables	6,393	8,325
Derivative financial instruments	1,962	1,161
Legal expenses	13,111	12,442
Taxes payable	32,191	19,146
Liability due to supply agreement	28,031	28,045
Other	25,793	61,288
Accrued liabilities	$203,890	$235,252
1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Other Long-term Liabilities

	As of
(In thousands)	December 29, 2019	December 30, 2018
Deferred revenue[1]	$40,246	$55,764
Long-term warranty reserves	107,466	134,105
Long-term sale-leaseback financing	—	583,418
Unrecognized tax benefits	20,067	16,815
Long-term pension liability	5,897	2,567
Derivative financial instruments	373	152
Long-term liability due to supply agreement	—	28,198
Other	30,251	18,117
Other long-term liabilities	$204,300	$839,136
1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	December 29, 2019	December 30, 2018
Cumulative translation adjustment	$(12,250)	$(11,121)
Net unrealized gain (loss) on derivative financial instruments	(1,238)	(145)
Net gain on long-term pension liability adjustment	3,976	7,066
Deferred taxes	—	50
Accumulated other comprehensive loss	$(9,512)	$(4,150)

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our consolidated balance sheets as of December 29, 2019 and December 30, 2018:

	As of
(In thousands)	December 29, 2019	December 30, 2018
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$116,948	$139,343
Solar power systems to be leased	—	12,158
	116,948	151,501
Less: accumulated depreciation and impairment[2]	(62,610)	(58,944)
Solar power systems leased and to be leased, net	$54,338	$92,557
1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2For the year ended December 29, 2019 and December 30, 2018, we recognized a non-cash impairment charge of $4.0 million and $74.9 million, respectively, on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of December 29, 2019:

(In thousands)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$735	$590	$593	$595	$598	$8,928	$12,039
1Does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sales-Type Leases

As of December 29, 2019 and December 30, 2018, our net investment in sales-type leases presented within "accounts receivable, net" and "long-term financing receivables, net" on our consolidated balance sheets was as follows:

	As of
(In thousands)	December 29, 2019	December 30, 2018
Financing receivables, held for sale:
Minimum lease payments receivable	$3,569	$43,939
Unguaranteed residual value	680	4,450
Unearned income	(1,393)	(8,859)
Allowance for estimated losses	(2,856)	(18,656)
Net financing receivables, held for sale	$—	$20,874
Net financing receivables - current, held for sale	$—	$1,282
Net financing receivables - non-current, held for sale	$—	$19,592

As of December 29, 2019, future maturities of net financing receivables for sales-type leases were as follows:

(In thousands)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Scheduled maturities of minimum lease payments receivable[1]	$204	$180	$181	$182	$183	$2,639	$3,569
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
We continued to retain certain residential lease assets subject to leasing arrangements on our consolidated balance sheet as of December 29, 2019, primarily relating to leases that are fully self-funded and not financed by tax equity investors. We expect to sell these to SunStrong in fiscal 2020 and continue to test them for impairment as described below.

We performed a recoverability test for assets in the residential assets by estimating future undiscounted net cash flows expected to be generated by the assets, based on our own specific alternative courses of action under consideration. The alternative courses were either to sell or refinance the assets, or hold the assets until the end of their previously estimated useful lives. Upon consideration of the alternatives, we determined that market value, in the form of indicative purchase price from a third-party investor was available for a portion of our residential assets. As we intend to sell these assets in fiscal 2020, we used the indicative purchase price from a third-party investor as fair value of the underlying net assets in our impairment evaluation.

In accordance with the impairment evaluation, we recognized a non-cash impairment charge of $28.4 million included in "loss on sale and impairment of residential lease assets" on the consolidated statement of operations for the year ended December 29, 2019. We recognized a non-cash impairment charge of $189.7 million as "loss on sale and impairment of residential lease assets" on the consolidated statement of operations for the year ended December 30, 2018.

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

Sale of residential lease assets

On July 10, 2018, we created SunStrong to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in the aforementioned solar project companies. Further, on November 5, 2018, we entered into the PSA HA SunStrong Parent, a subsidiary of Hannon Armstrong, to sell 49.0% membership interests in SunStrong for cash proceeds of $10 million. Refer to our annual consolidated financial statements in Form 10-K for fiscal year ended December 31, 2018 for details of the transaction.

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

On May 31, 2019, the Mezzanine Loan 2 agreement was amended to increase the facility size to $49 million. The change was made based on the revised cash flow projections from the Residential Lease Portfolio due to improved operating performance of those assets subsequent to the sale to SunStrong. On May 31, 2019, the Mezzanine Loan 2 Borrower drew an additional $10.5 million under the revised arrangement, which was distributed to the Company as a special distribution in accordance with the agreement, resulting in an additional gain of $8.4 million, arising out of revised operating performance of the underlying residential lease assets. Also, during the quarter ended June 30, 2019, we closed one of the open funds that was sold as part of the original transaction, updated our estimates on special distributions receivable from SunStrong with respect to the warehousing loan and proceeds generated from the sale of future solar renewable energy credits, resulting in a gain of $1.9 million. The changes to the estimates were driven by updated lease characteristics and other underlying assumptions on closure of the fund and final draw of investment from the tax equity investors. Both gains were recorded within "Loss on sale and impairment of residential lease assets" line item on the consolidated statements of operations.

On September 27, 2019, we sold the majority of the remainder of our remaining residential lease assets still owned by us, that were not previously sold. These residential lease assets were sold under a new assignment of interest agreement entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold. See Note 4. Business Divestiture and Sale of Assets for more details.

Note 7. FAIR VALUE MEASUREMENTS

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement (observable inputs are the preferred basis of valuation):

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.
•Level 3 — Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period.

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of December 29, 2019 and December 30, 2018:

	December 29, 2019				December 30, 2018
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	$1,002	$—	$1,002	$—	$729	$—	$729	$—
Other long-term assets:
Equity investments with fair value option ("FVO")	17,500	17,500	—	—	8,831	8,831	—	—
Equity investments with readily determinable fair value	173,908	—	—	173,908	36,225	—	—	36,225
Total assets	$192,410	$17,500	$1,002	$173,908	$45,785	$8,831	$729	$36,225
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$—	$—	$1,962	$—	$1,161	$—	$1,161	$—
Other long-term liabilities:
Derivative financial instruments (Note 12)	—	—	373	—	152	—	152	—
Total liabilities	$2,335	$—	$2,335	$—	$1,313	$—	$1,313	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considers estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the year ended December 29, 2019. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the year ended December 29, 2019.

(In thousands)	Beginning balance as of December 30, 2018	FV Adjustment[1]	Additional investment [see Note]	Other adjustments	Balance as of December 29, 2019
Equity investments with FVO	$8,831	$(1,954)	$10,000	$623	$17,500
1 During the year ended December 29, 2019, we recorded a fair value adjustment of $2.0 million to our equity investments with FVO. The fair value adjustment was included within "equity in losses of unconsolidated investees" in our consolidated statements of operations for the year ended December 29, 2019.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of December 29, 2019. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2019
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$17,500	Discounted cash flows	Discount rate Residual value	10.5%-13% (1) 7.5% (1)
Total assets	$17,500

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For fiscal 2019 and 2018, we recorded a gain of $158.3 million and a loss of $6.4 million, respectively, within "other, net" in our consolidated statement of operations. During the year ended December 29, 2019, we sold 1 million of shares of Enphase common stock for cash proceeds of $20.6 million. (see Note. 11 for pledge of these shares)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of December 29, 2019 and December 30, 2018, there were no such items recorded at fair value, with the exception of our residential lease assets (see "Note 6. Solar Services").

Equity Method Investments

Our investments accounted for under the equity method are described in Note 10. Equity Investments. We monitor these investments, which are included within "other long-term assets" on our consolidated balance sheets, for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

As of December 29, 2019 and December 30, 2018, we had $26.7 million and $34.8 million, respectively, in investments accounted for under the equity method (see Note 10. Equity Investments).

Equity investments without readily determinable fair value

These equity investments are securities in privately-held companies without readily determinable market values. Prior to January 1, 2018, we accounted for these investments without readily determinable fair value at cost less impairment. On January 1, 2018, we adopted ASU 2016-01 and elected to adjust the carrying value of such equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold. Other than the $2.0 million fair value adjustment recorded in fiscal 2019, there was no impairment in any of the other periods presented.

Restricted marketable securities

Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted short-term marketable securities" and "Restricted long-term marketable securities" on our consolidated balance sheets as of December 29, 2019 and December 30, 2018, respectively. The Philippine Branch is required by the Philippine SEC to maintain a certain amount of deposits to ensure that it will be able to secure its liabilities as a foreign corporation's branch. Security bond deposits to the Philippine SEC are determined based on applicable regulations. The amounts are based on local audited statutory financial statement amounts, and the minimum deposits are updated within six months after the end of the year. As of December 29, 2019 and December 30, 2018, these bonds had a carrying value of $6.2 million and $6.0 million, respectively. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Note 8. RESTRUCTURING

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of recent changes to our business, including the Spin-Off. In connection with the restructuring plan, which includes actions implemented in the fourth quarter of 2019 and is expected to be completed by mid-2023, we expect between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees in the SunPower Technologies business unit and corporate have largely been informed and are expected to exit our company following the Spin-Off and completion of transition services. As the SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited or are expected to exit during the fourth fiscal quarter of 2019 and the first half of 2020. We expect to incur restructuring charges totaling approximately $16 million to $22 million, consisting primarily of severance benefits (between $8 million and $11 million) and retention benefits (between $8 million and $11 million) primarily associated with the retention of employees impacted by the Spin-Off transaction and certain key research and development employees. A substantial portion of such charges have been and are expected to be incurred in the fourth quarter of fiscal 2019 and the first quarter of fiscal 2020, and we expect between $14 million and $19 million of the charges to be cash. Cumulative costs incurred were $7.4 million as of December 29, 2019, which relate to severance and benefits costs.

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, we expected between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce varied by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expected to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expected between $12 million and $20 million of the charges to be paid in cash. This restructuring plan is substantially complete. Cumulative costs incurred were $19.0 million as of December 29, 2019. Of the cumulative costs, $5.9 million relate to non-cash impairment charges, $11.8 million relate to severance and benefits costs, $0.6 million relate to lease and related termination costs, and $0.7 million relate to other costs.

Legacy Restructuring Plans

Prior to fiscal 2018, we implemented approved restructuring plans, related to all segments, to reduce costs and focus on improving cash flow, to realign our legacy power plant business unit, to align with changes in the global solar market, as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of December 30, 2018, and any remaining costs to be incurred are not expected to be material. Cumulative costs incurred were $376.8 million as of December 29, 2019. Of the cumulative costs, $228.2 million relate to non-cash impairment charges, $100.8 million relate to severance and benefits, $8.1 million relate to lease and related termination costs, and $39.7 million relate to other costs.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
December 2019 Restructuring Plan:
Severance and benefits	7,355	—	—
Other costs[1]	41	—	—
Total December 2019 Restructuring Plan	7,396	—	—

February 2018 Restructuring Plan:
Non-cash asset impairment charges	5,874	—	—
Severance and benefits	(333)	12,130	—
Lease and related termination costs	554	—	—
Other costs[1]	556	257	—
Total February 2018 Restructuring Plan	6,651	12,387	—

Legacy Restructuring Plan:
Non-cash impairment charges	—	—	147
Severance and benefits	83	1,866	5,415
Lease and related termination costs	—	6	709
Other costs[1]	(20)	3,238	14,774
Total Legacy Restructuring Plan	63	5,110	21,045
Total restructuring charges	14,110	$17,497	21,045
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the year ended December 29, 2019:

	Fiscal Year
(In thousands)	2018	Charges (Benefits)	(Payments) Recoveries	2019
December 2019 Restructuring Plan:
Severance and benefits	—	7,355	(1,533)	5,822
Other costs[1]	—	41	(41)	—
Total 2019 Restructuring Plan	—	7,396	(1,574)	5,822

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	5,874	—	—
Severance and benefits	5,449	(333)	(4,820)	296
Lease and related termination costs	—	554	(554)	—
Other costs[1]	—	556	(557)	—
Total February 2018 Restructuring Plan	5,449	6,651	(11,804)	296

Legacy Restructuring Plans	861	63	(441)	483
Total restructuring reserve activities	$6,310	$14,110	$(13,819)	$6,601
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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

Fiscal Year Ended
(In thousands)	December 29, 2019
Operating leases:
Operating lease expense	$16,942
Sublease gain	(276)
Rent expense	$16,666

Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases	20,515
Right-of-use assets obtained in exchange for lease obligations[1]	111,142
Weighted-average remaining lease term (in years) - operating leases	7.4
Weighted-average discount rate - operating leases	9%
1Amounts for the year ended December 29, 2019, include the transition adjustment for the adoption of ASC 842 and new ROU asset addition. See Note 1. Organization and Summary of Significant Accounting Policies.

The future minimum lease payments to be paid under non-cancellable leases in effect at December 29, 2019, are as follows (in thousands):

As of December 29, 2019	Operating leases
2020	$14,085
2021	13,924
2022	12,521
2023	9,302
2024	5,668
Thereafter	24,979
Total lease payments	80,479
Less: imputed interest	(24,927)
Total	$55,552

As of December 29, 2019, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $29.8 million. These operating leases will commence in the first quarter of fiscal 2020 with lease terms of 18 years.

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

We also have agreements with several suppliers, including some of our unconsolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by one vendor for periods of up to 2 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements or fail to satisfy our obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 29, 2019 are as follows:

(In thousands)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total[1]
Future purchase obligations	$506,845	$79,225	$37,706	$33,148	$710	$6,082	$663,716
1Total future purchase obligations were composed of $154.7 million related to non-cancellable purchase orders and $509.1 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, we have entered into agreements with various vendors, some of which are structured as "take or pay" contracts, that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of December 29, 2019 and December 30, 2018, advances to suppliers totaled $121.4 million and $171.6 million, respectively, of which $107.4 million and $37.9 million, respectively, is classified as "Advances to suppliers, current portion" on our consolidated balance sheets. One supplier accounted for 100% and 99.6% of total advances to suppliers as of December 29, 2019 and December 30, 2018, respectively.

Advances from Customers

We have entered into agreements with customers who have made advance payments for solar power systems. These advances are applied as shipments of product occur or upon completion of certain project milestones.

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our consolidated balance sheets as of December 29, 2019 is as follows:

(In thousands)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Estimated utilization of advances from customers	$53,553	$35,443	$173	$—	$—	$—	$89,169

Product Warranties

The following table summarizes accrued warranty activities for fiscal 2019, 2018 and 2017:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Balance at the beginning of the period	$172,266	$181,303	$161,209
Accruals for warranties issued during the period	27,717	31,628	29,689
Settlements and adjustments during the period	(61,538)	(40,665)	(9,595)
Balance at the end of the period	$138,445	$172,266	$181,303

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our consolidated balance sheets (see Note 5. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of December 29, 2019 and December 30, 2018, we had $7.5 million and $3.3 million, respectively, classified as "accrued liabilities," and $2.8 million and $6.5 million, respectively, classified as "other long-term liabilities" on our consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions. As of December 29, 2019, we have $2.9 million of future financing obligations related to these agreements. These financing obligations are due in 2020.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $20.1 million and $16.8 million as of December 29, 2019 and December 30, 2018, respectively. These amounts are included within "other long-term liabilities" on our consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we have provided Hannon Armstrong, indemnifications related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnifications is limited to total amount of debt provided by from Hannon Armstrong to SunStrong. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may re-determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs and Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies." We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement.
As both December 29, 2019 and December 30, 2018, our provision was $8.3 million and $4.2 million respectively, primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our consolidated balance sheets. As of December 29, 2019 and December 30, 2018, the underfunded status of our pension plans presented within "other long-term liabilities" on our consolidated balance sheets was $5.9 million and $2.6 million, respectively. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was $3.1 million for the year ended December 29, 2019.

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

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in our consolidated statements of operations. Mark-to-market gains and losses on equity investments with readily determinable fair value are reflected as "other, net" under other income (expense), net in our consolidated statements of operations. The carrying value of our equity investments, classified as "other long-term assets" on our consolidated balance sheets, are as follows:

	As of
(In thousands)	December 29, 2019	December 30, 2018
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$173,908	$36,225
Total equity investments with readily determinable fair value	173,908	36,225
Equity investments without readily determinable fair value:
Project entities	2,677	2,951
Other equity investments without readily determinable fair value	5,859	5,859
Total equity investments without readily determinable fair value	8,536	8,810
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,000	8,831
SunStrong Partners, LLC	9,500	—
8point3 Solar Investco 3 Holdings, LLC	—	—
Total equity investment with fair value option	17,500	8,831
Equity method investments
Huansheng Corporation	26,533	32,784
Project entities	125	2,044
Total equity method investments	26,658	34,828
Total equity investments	$226,602	$88,694

Variable Interest Entities ("VIEs")

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest. Under ASC 810, Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•The power to direct the activities that most significantly impact the economic performance of the VIE; and
•The right to receive benefits from, or the obligation to absorb losses of the VIE that could be potentially significant to the VIE.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either:

•A VIE that must be consolidated because we are the primary beneficiary or the investee is not a VIE and we hold the majority voting interest with no significant participative rights available to the other partners; or
•A VIE that does not require consolidation because we are not the primary beneficiary or the investee is not a VIE and we do not hold the majority voting interest.

As part of the above analysis, if it is determined that we have the power to direct the activities that most significantly impact the investees' economic performance, we consider whether or not we have the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

Unconsolidated VIEs

On November 5, 2018, we sold a portion of our interest in certain entities that have historically held the assets and liabilities comprising our residential lease business to an affiliate of Hannon Armstrong. The Residential Lease Portfolio is held by SunStrong, which owns and operates those assets. The SunStrong partnership is planned to scale as new residential lease assets are contributed to the partnership.

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

Summarized Financial Information of Unconsolidated VIEs

The following summary of unaudited financial information of the unconsolidated VIEs, is derived from the unaudited financial statements of such VIEs. The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

Fiscal Year Ended
(In thousands)	December 29, 2019
Summarized statements of operations information:
Revenue	72,595
Gross loss	(16,786)
Net income	1,374

	As of
(In thousands)	December 29, 2019	December 30, 2018
Summarized balance sheet information:
Current assets	225,576	103,413
Long-term assets	1,049,451	868,185
Current liabilities	125,601	85,154
Long-term liabilities	847,365	660,065
1Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Consolidated VIEs

Our sale of solar power systems to residential and commercial customers in the United States are eligible for ITC. Under the current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems placed into service after December 31, 2019, and then will be further reduced to approximately 22% for solar power systems placed into service after December 31, 2020, before being reduced permanently to 10% for commercial projects and 0% for residential projects. Internal Revenue Services (“IRS”) guidance on the current law provides for the ability to safe harbor the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

In September 2019, we entered the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 megawatts of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expect to increase the volume in later years, for which Hannon Armstrong has extended a secured financing of up to $112.8 million as of December 29, 2019 (Refer Note 11, Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.
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

Total revenue of the consolidated investee was zero for fiscal 2019. The assets of our consolidated investees are restricted for use only by the particular investee and are not available for our general operations.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	December 29, 2019	December 30, 2018
Accounts receivable	$23,900	$19,062
Accounts payable	62,811	7,982
Accrued liabilities	11,219	22,364
Contract liabilities	29,599	—

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Payments made to investees for products/services	$295,415	$80,150	$—
Revenues and fees received from investees for products/services[1]	109,512	9,717	31,459
1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions.
Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our consolidated balance sheets:

	December 29, 2019				December 30, 2018
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$400,000	$—	$399,058	$399,058	$400,000	$—	$398,398	$398,398
4.00% debentures due 2023	425,000	—	421,201	421,201	425,000	—	419,958	419,958
CEDA loan	30,000	—	29,141	29,141	30,000	—	29,063	29,063
Non-recourse financing and other debt	190,966	104,230	83,224	187,454	49,073	39,500	9,273	48,773
	$1,045,966	$104,230	$932,624	$1,036,854	$904,073	$39,500	$856,692	$896,192

As of December 29, 2019, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Aggregate future maturities of outstanding debt	$104,341	$466,902	$14,999	$425,732	$772	$33,220	$1,045,966

Convertible Debt

The following table summarizes our outstanding convertible debt:

	December 29, 2019			December 30, 2018
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$399,058	$400,000	$371,040	$398,398	$400,000	$306,904
4.00% debentures due 2023	421,201	425,000	348,628	419,958	425,000	341,968
	$820,259	$825,000	$719,668	$818,356	$825,000	$648,872
1The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. Interest is payable semi-annually, beginning on December 1, 2014. Holders may exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $48.76 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021. In January 2020, we purchased, in open market transactions, a portion of this convertible debt. See Note 18. Subsequent Events for further discussion.

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

Other Debt and Credit Sources

Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into joint ventures with Hannon Armstrong, to finance the purchase of up to 200 megawatts of panels inventory, preserving the 30 percent federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines. As of December 29, 2019, we had $100.6 million borrowed and outstanding under this agreement. We have the ability to draw up to $112.8 million under this agreement as of fiscal year ended December 29, 2019.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is required to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022.
Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of December 29, 2019, the fair value of the Bonds was $32.1 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into a new Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary of the Company that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the 2019 Revolver. We have also agreed to limit our ability to draw funds under the 2019 Revolver to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of December 29, 2019, we had no outstanding borrowings under the 2019 Revolver.

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

As of December 29, 2019 and December 30, 2018, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million and $3.0 million, respectively, which were fully collateralized with restricted cash on the consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. During fiscal 2019, we drew loans totaling $31.3 million, under this facility and we repaid loans of $12.2 million, leaving a balance outstanding of $19.2 million as of December 29, 2019.

SunTrust Facility

On June 28, 2018, we entered into a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan drawn from the facility bears interest at either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years from the date of the draw. As of December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We have not drawn any amounts under this facility as of December 29, 2019.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances.

We also enter other debt arrangements to finance operations. The following presents a summary of these financing arrangements, including non-recourse debt:

	Aggregate Carrying Value[1]
(In thousands)	December 29, 2019	December 30, 2018	Balance Sheet Classification
Commercial Non-Recourse Projects:
Arizona loan[2]	$6,111	$6,650	Short-term debt and Long-term debt
County of San Diego loan[3]	3,004	—	Short-term debt

Other Debt:
AUO debt[4]	37,749	39,084	Short-term debt
HSBC financing program[5]	21,993	—	Short-term debt
Other debt[6]	1,831	3,040	Short-term debt and Long-term debt
1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.
2 In fiscal 2013, we entered into a financing agreement with PNC Energy Capital, LLC to finance our construction projects. Interest is calculated at a per annum rate equal to LIBOR plus 4.13%. The amount borrowed is non-recourse in nature and has an outstanding balance of $6.1 million as of December 29, 2019.
3 On December 24, 2019, we entered into a financing agreement with Fifth Third Bank, National Association, to finance our construction projects. The amount borrowed is non-recourse in nature and cannot exceed the total costs of the project. Each draw bears interest based on the LIBOR Rate and the Base Rate of the unpaid amount. The loan matures at the earliest of 85 days after the project is placed in service; 9 months after the initial borrowing date; or the first anniversary of the Financial Closing Date.
4 In fiscal 2016, we entered into a financing agreement with the Standard Chartered Bank of Malaysia. The agreement allows for an amount outstanding up to $50 million for a 90 day period. Interest is calculated as 1.50% per annum over LIBOR. As of December 29, 2019, we had $37.7 million outstanding from this facility.
5 Relates to trade payables that are financed through a facility with a financial institution.
6 Relates to short-term financing and capital lease obligations.

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	December 29, 2019	December 30, 2018
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$514	$—
		$514	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$488	$729
		$488	$729

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$461	$—
Foreign currency option contracts	Accrued liabilities	922	—
Interest rate swap contracts	Other long-term liabilities	373	152
		$1,756	$152

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$579	$1,161
		$579	$1,161

	December 29, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,002	$—	$1,002	$1,002	$—	$—
Derivative liabilities	2,335	—	2,335	1,002	—	1,333

	December 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$729	$—	$729	$729	$—	$—
Derivative liabilities	1,313	—	1,313	729	—	584

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our consolidated balance sheets:

	Fiscal Year
(In thousands)	2019	2018	2017
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(164)	$(561)	$1,203
Unrealized gain (loss) recognized in OCI (effective portion)	737	414	(905)
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(1,836)	(35)	(1,137)
Less: Loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	5	18	278
Net gain (loss) on derivatives	(1,094)	397	(1,764)
Loss in OCI at the end of the period	$(1,258)	$(164)	$(561)

The following table summarizes the amount of gain or loss recognized in "other, net" in our consolidated statements of operations in the year ended December 29, 2019, December 30, 2018 and December 31, 2017:

	Fiscal Year
(In thousands)	2019	2018	2017
Derivatives designated as cash flow hedges:
Gain recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$392	$—	$254
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$42	$(2,904)	$1,635

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

Our cash flow exposure primarily relates to anticipated third-party foreign currency revenues and expenses and interest rate fluctuations. We derive a portion of our revenues in foreign currencies, predominantly in Euros, as part of our ongoing business operations. In addition, a portion of our assets are held in foreign currencies. We enter into foreign currency forward contracts and at times, option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than our functional currency. Our foreign currency forward and option contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.

As of December 29, 2019 and December 30, 2018, we had designated outstanding cash flow hedge forward contracts with a notional value of $48.9 million and zero, respectively. As of December 29, 2019 and December 30, 2018, we also had designated outstanding cash flow hedge option contracts with a notional value of $142.9 million and zero, respectively. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of six months or less and consist of foreign currency forward and option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. As of December 29, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $17.5 million. These foreign currency forward contracts have maturity of one month or less. As of December 30, 2018, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $11.4 million. These contracts matured in January 2019.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of December 29, 2019 and December 30, 2018, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.1 million and $6.7 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

In the year ended December 29, 2019, our income tax provision of $26.6 million on a profit before income taxes and equity in earnings (losses) of unconsolidated investees of $26.0 million was primarily due to tax expense in foreign jurisdictions that were profitable. In the year ended December 30, 2018, our income tax provision of $1.0 million on a loss before income taxes and equity in earnings of unconsolidated investees of $898.7 million was primarily due to tax expense in foreign jurisdictions that were profitable, offset by tax benefit related to release of valuation allowance in a foreign jurisdiction, and by a release of tax reserves due to lapse of statutes of limitation.

 The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. loss	$(84,071)	$(778,316)	$(1,242,000)
Non-U.S. income (loss)	110,040	(120,355)	41,250
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$25,969	$(898,671)	$(1,200,750)
Provision for income taxes:
Current tax (expense) benefit
Federal	$(328)	$(1,155)	$6,816
State	(370)	(553)	6,575
Foreign	(24,588)	(4,100)	(12,074)
Total current tax (expense) benefit	(25,286)	(5,808)	1,317
Deferred tax (expense) benefit
Federal	(100)	—	—
State	—	—	1,450
Foreign	(1,245)	4,798	1,177
Total deferred tax (expense) benefit	(1,345)	4,798	2,627
(Provision for) benefit from income taxes	(26,631)	$(1,010)	$3,944

The (provision for) benefit from for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Statutory rate	21%	21%	35%
Tax benefit (expense) at U.S. statutory rate	$(5,454)	$188,721	$420,263
Foreign rate differential	(4,077)	(28,502)	(12,282)
State income taxes, net of benefit	(370)	(395)	(482)
Section 956 and Subpart F	(4,774)	(1,516)	(1,264)
Tax credits (investment tax credit and other)	2,684	4,727	8,132
Change in valuation allowance	(4,027)	(105,363)	(143,804)
Unrecognized tax benefits	(3,245)	2,345	2,430
Non-controlling interest income	(4,482)	(22,763)	17,705
Global intangible low-taxed income (“GILTI”)	(1,278)	(36,455)	—
Section 163L interest	(1,299)	(1,432)	(2,691)
Effects of tax reform	—	—	(302,899)
Other, net	(309)	(377)	18,836
Total	$(26,631)	$(1,010)	$3,944

	As of
(In thousands)	December 29, 2019	December 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$245,617	$225,489
Tax credit carryforwards	52,358	55,527
Reserves and accruals	62,108	241,194
Stock-based compensation stock deductions	3,923	9,316
Basis difference on third-party project sales	58,109	50,648
Identified intangible assets	6,749	—
Other	17,629	2,081
Total deferred tax assets	$446,493	$584,255
Valuation allowance	(344,117)	(404,923)
Total deferred tax assets, net of valuation allowance	$102,376	$179,332
Deferred tax liabilities:
Other intangible assets and accruals	(2,331)	—
Fixed asset basis difference	(20,302)	(151,192)
Investment in Enphase	(37,640)	—
Other	(30,731)	(14,882)
Total deferred tax liabilities	$(91,004)	$(166,074)
Net deferred tax asset	$11,372	$13,258

As of December 29, 2019, we had federal net operating loss carryforwards of $839.8 million for tax purposes of which$133.4 million was generated in fiscal 2018 and thereafter and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). The remaining federal net operating loss carry forward of $706.4 million, which were generated prior to 2018, will expire at various dates from 2031 to 2037. As of December 29, 2019, we had California state net operating loss carryforwards of approximately $876.1 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had credit carryforwards of approximately $68.2 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $9.0 million for state tax purposes, of which $4.7 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2019 to 2039, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

We are subject to tax holidays in the Philippines where we manufacture our solar power products. Our current income tax holidays were granted as manufacturing lines were placed in service. Tax holidays in the Philippines reduce our tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $4.0 million, $3.4 million and $5.6 million in fiscal 2019, 2018 and 2017, respectively, which provided a diluted net income (loss) per share benefit of $0.03, $0.02 and $0.04, respectively.

We qualify for the auxiliary company status in Switzerland where we sell our solar power products. The auxiliary company status entitles us to a reduced tax rate of 11.5% in Switzerland from approximately 24.2%. Tax savings associated with this ruling were approximately $2.3 million, $1.8 million and $2.4 million in fiscal 2019, 2018 and 2017, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.01 and $0.02, respectively.

We are subject to tax holidays in Malaysia where we manufacture our solar power products. Our current tax holidays in Malaysia were granted to its former joint venture AUOSP (now a wholly-owned subsidiary). Tax holidays in Malaysia reduce our tax rate to 0% from 24%. Tax savings associated with the Malaysia tax holiday were approximately $3.9 million, $7.6 million, and $6.8 million in fiscal 2019, 2018, and 2017, respectively, which provided a diluted net income (loss) per share benefit of $0.03, $0.05, and $0.05, respectively.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, a significant portion of the accumulated foreign earnings were deemed to have been repatriated, and accordingly taxed, and were no longer subject to the U.S. federal deferred tax liability. Although a portion of the accumulated foreign earnings may still be subject to foreign income tax or withholding tax liability upon repatriations, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. In July 2019, Altera Corp., a subsidiary of Intel Inc., requested en banc review of the decision from the Ninth Circuit panel and the request was denied in November 2019. In February 2020, Altera Corp. petitioned the U.S. Supreme Court for review. While a final decision remains outstanding, we quantified and recorded the impact of the case of $5.8 million as reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. If the Altera Ninth Circuit opinion is reversed by the U.S. Supreme Court, we would anticipate unwinding the reduction to both deferred tax asset and valuation allowance impact as aforementioned. We will continue to monitor the effects of the case’s outcome on our tax provision and related disclosures once more information becomes available. We will continue to monitor the effects of the case’s outcome on our tax provision and related disclosures once more information becomes available.

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States, Malta, South Africa, Mexico, and Spain and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize net deferred tax assets aside from the U.S. net operating losses that can be carried back to prior year tax returns. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2019, 2018 and 2017 was $60.8 million, $43.8 million and $151.2 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2019, 2018, and 2017 is as follows:

	Fiscal Year
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Balance, beginning of year	$103,884	$105,959	$82,253
Additions for tax positions related to the current year	2,517	2,404	2,478
Additions for tax positions from prior years	1,624	451	22,151
Reductions for tax positions from prior years/statute of limitations expirations	(416)	(2,468)	(1,460)
Foreign exchange (gain) loss	(668)	(2,462)	537
Balance at the end of the period	$106,941	$103,884	$105,959

Included in the unrecognized tax benefits at fiscal 2019 and 2018 is $38.2 million and $36.7 million, respectively, that if recognized, would result in a reduction of our effective tax rate. The amounts differ from the long-term liability recorded of $20.1 million and $16.8 million as of fiscal 2019 and 2018, respectively, due to accrued interest and penalties, as well as unrecognized tax benefits of French and Italian entities that are recorded against deferred tax asset balances without valuation allowance.

We believe that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•commencement, continuation or completion of examinations of our tax returns by the U.S. or foreign taxing authorities; and
•expiration of statutes of limitation on our tax returns.

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

Classification of Interests and Penalties

We accrue interest and penalties on tax contingencies and classify them as "provision for income taxes" in our consolidated statements of operations. Accrued interest as of December 29, 2019 and December 30, 2018 was approximately $2.9 million and $2.1 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

We file tax returns in each jurisdiction in which we are registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid. The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 29, 2019:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2002 and onward
Switzerland	2014 and onward
Philippines	2009 and onward
France	2016 and onward
Italy	2015 and onward

Additionally, certain pre-2010 U.S. corporate tax returns and pre-2002 California tax returns are not open for assessment but the tax authorities can adjust net operating loss and credit carryovers that were generated.

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

Common Stock Offering

In November 2019, we completed an offering of 25,300,000 shares of our common stock at a price of $7.00 per share, which included 3,300,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares, for gross proceeds of $177.1 million. We received net proceeds of $171.8 million from the offering, after deducting underwriter fees and discounts. We incurred other expenses of $1.1 million for the transaction which was recorded in APIC. In addition, we incurred incremental organizational costs in connection with the offering of $1.3 million which was recorded in the consolidated statement of operations.

Shares Reserved for Future Issuance Under Equity Compensation Plans

We had shares of common stock reserved for future issuance as follows:

(In thousands)	December 29, 2019		December 30, 2018
Equity compensation plans	12,117	[1]	11,183
1 On November 13, 2018, we filed post-effective amendments to registration statements in order to deregister shares of common stock that are no longer required to be registered for issuance under our stock incentive plans. Other than with respect to the SunPower Corporation 2015 Omnibus Incentive Plan, no further awards have been issued under the prior plans and no awards remain outstanding as of December 29, 2019. See "Note 16. Stock-Based Compensation" for additional information.

Note 15. NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Fiscal Year Ended
(In thousands, except per share amounts)	December 29, 2019	December 30, 2018	December 31, 2017
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders	$22,159	$(811,091)	$(929,121)
Denominator:
Basic weighted-average common shares	144,796	140,825	139,370

Basic net income (loss) per share	$0.15	$(5.76)	$(6.67)

Diluted net income (loss) per share[1]
Numerator:
Net income (loss) attributable to stockholders	$22,159	$(811,091)	$(929,121)
Net income (loss) available to common stockholders	$22,159	$(811,091)	$(929,121)
Denominator:
Basic weighted-average common shares	144,796	140,825	139,370
Effect of dilutive securities:
Restricted stock units	2,729	—	—
Dilutive weighted-average common shares:	147,525	140,825	139,370

Dilutive net income (loss) per share	$0.15	$(5.76)	$(6.67)
1As a result of our net loss attributable to stockholders for fiscal 2019, 2018, and 2017, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Restricted stock units	929	5,699	3,917
Upfront warrants (held by Total)	—	9,532	364
4.00% debentures due 2023	13,922	13,922	13,922
0.75% debentures due 2018	—	4,975	12,026
0.875% debentures due 2021	8,203	8,203	8,203

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Cost of SunPower Energy Services revenue	2,389	2,369	$2,599
Cost of SunPower Technologies revenue	1,993	2,626	2,889
Research and development	3,199	5,497	6,448
Sales, general and administrative	19,354	17,724	22,738
Total stock-based compensation expense	$26,935	$28,216	$34,674

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Fiscal Year Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Restricted stock units	$27,770	$27,922	$34,548
Change in stock-based compensation capitalized in inventory	(835)	294	126
Total stock-based compensation expense	$26,935	$28,216	$34,674

As of December 29, 2019, the total unrecognized stock-based compensation related to outstanding restricted stock units was $45.8 million, which we expect to recognize over a weighted-average period of 2.5 years.

Equity Incentive Programs

Stock-based Incentive Plans

During fiscal 2019, SunPower had one stock incentive plan: the SunPower Corporation 2015 Omnibus Incentive Plan ("2015 Plan"). The 2015 Plan was adopted by our Board of Directors in February 2015 and was approved by stockholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year, 6 million shares, or such other number of shares as determined by our Board of Directors. In fiscal 2015, our Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. As of December 29, 2019, approximately 12.1 million shares were available for grant under the 2015 Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that we pay on behalf of our employees. During fiscal 2019, 2018, and 2017, we withheld 0.8 million, 0.7 million and 0.6 million shares, respectively, to satisfy the employees' tax obligations. We pay such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock Units and Stock Options

The following table summarizes our non-vested restricted stock units' activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 31, 2017	7,293	$11.83
Granted	4,449	7.77
Vested[2]	(2,266)	14.45
Forfeited	(1,816)	10.10
Outstanding as of December 30, 2018	7,660	9.11
Granted	5,430	6.82
Vested[2]	(2,460)	9.65
Forfeited	(1,304)	8.28
Outstanding as of December 29, 2019	9,326	7.75
1 We estimate the fair value of our restricted stock awards and units at our stock price on the grant date.
2 Vested restricted stock awards include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

There were no options outstanding and exercisable as of December 29, 2019. The intrinsic value of the options exercised in fiscal 2019, 2018, and 2017 were zero, zero, and $1.7 thousand, respectively. There were no stock options granted in fiscal 2019, 2018, and 2017.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

Our SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global O&M services. Our SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

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

Loss on sale and impairment of residential lease assets

In the fourth quarter of fiscal 2017, we made the decision to sell or refinance our interest in the Residential Lease Portfolio and as a result of this triggering event, determined it was necessary to evaluate the potential for impairment in our ability to recover the carrying amount of the Residential Lease Portfolio. In accordance with such evaluation, we recognized a non-cash impairment charge on our solar power systems leased and to be leased and an allowance for losses related financing receivables. In connection with the impairment loss, the carrying values of our solar power systems leased and to be leased were reduced which resulted in lower depreciation charges. In the fourth quarter of fiscal 2018, we sold membership units representing a 49% membership interest in our residential lease business and retained a 51% membership interest. The loss on divestment and the remaining unsold residential lease assets impairment with its corresponding depreciation savings are excluded from our segment results as they are non-cash in nature and not reflective of ongoing operating results. Additionally, in the third quarter of fiscal 2019, in continuation with our intention to deconsolidate all the residential lease assets owned by us, we sold the remainder of residential lease assets still owned by us, that were not previously sold. Gain/loss from such activity is excluded from the company’s non-GAAP results as it is non-cash in nature and not reflective of ongoing operating results.

Impairment of property, plant, and equipment

We evaluate property, plant and equipment for impairment whenever certain triggering events or changes in circumstances arise. This evaluation includes consideration of technology obsolescence that may indicate that the carrying value of such assets may not be recoverable. In accordance with such evaluation, the company recognizes a non-cash impairment charge when the asset group’s fair value is lower than its carrying value. Such impairment charge is excluded from the company’s non-GAAP results as it is non-recurring in nature and not reflective of ongoing operating results. Any such non-recurring impairment charge recorded by our equity method or other unconsolidated investees is also excluded from our non-GAAP results as it is not reflective of their ongoing operating results.

Construction revenue on solar services contracts

Upon adoption of ASC 842 in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. We believe it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period.

Cost of above-market polysilicon

As described in "Note 9. Commitments and Contingencies," we have entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. We exclude the impact of our above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded from our non-GAAP results as they are not reflective of ongoing operating results.

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

Business process improvements

During the second quarter of fiscal 2019, we initiated a project to improve our manufacturing and related processes to improve gross margin in coming years, and engaged third party experts to consult on business process improvements.

Management believes it is appropriate to exclude these consulting expenses from our non-GAAP financial measures as they non-recurring in nature, and are not reflective of our ongoing operating results.

Gain on business divestiture

In fiscal 2019, we entered into a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In connection with this sale, we recognized a gain relating to this business divestiture. We believe that it is appropriate to exclude this gain from our segment results as it is not reflective of ongoing operating results.

Transaction-related costs

In connection with material transactions such as the acquisition or divestiture of a business, we incur transaction costs including legal and accounting fees. We believe that it is appropriate to exclude these costs from our segment results as they would not have otherwise been incurred as part of our business operations and are therefore not reflective of ongoing operating results.

Business reorganization costs

In connection with the reorganization of our business into an upstream and downstream, and subsequent announcement of the separation transaction to separate the Company into two independent, and publicly-traded companies, we incurred and expect to continue to incur in upcoming quarters, non-recurring charges on third-party legal and consulting expenses to close the separation transaction. The company believes that it is appropriate to exclude these from company's non-GAAP results as it is not reflective of ongoing operating results.

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

Restructuring expenses

We incur restructuring expenses related to reorganization plans aimed towards realigning resources consistent our global strategy and improving its overall operating efficiency and cost structure. Although we have engaged in restructuring activities in the past, each has been a discrete event based on a unique set of business objectives. We believe that it is appropriate to exclude these from company's non-GAAP results as it is not reflective of ongoing operating results.

Litigation

We may be involved in various litigations, claims and proceedings that result in payments or recoveries from such proceedings. We exclude such gains or losses on litigation because the gains or losses do not reflect our underlying financial results in the period incurred. The company believes that it is appropriate to exclude these from our non-GAAP results as it is not reflective of ongoing operating results.

Segment and Geographical Information

The following tables present segment results for fiscal 2019, 2018 and 2017 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Fiscal Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
North America Residential	$792,031	$—	$788,766	$—	$660,305
North America Commercial	304,348	—	307,754	—	467,715
Operations and maintenance	51,627	—	47,447	—	42,233
Module sales	—	752,239	—	508,740		382,963
Development services and legacy power plant	—	91,822	—	162,227		575,342
Intersegment revenue	—	470,015	—	388,539		466,949
Total segment revenue as reviewed by CODM	$1,148,006	$1,314,076	$1,143,967	$1,059,506	$1,170,253	$1,425,254
Segment gross profit as reviewed by CODM	$121,173	$171,405	$142,087	$19,050	$126,049	$135,574
Adjusted EBITDA	$8,561	$137,454	$151,095	$27,980	$109,863	$145,696

Reconciliation of Segment Revenue to Consolidated GAAP Revenue	Fiscal Year Ended
(In thousands):	December 29, 2019	December 30, 2018	December 31, 2017
Total segment revenue as reviewed by CODM	$2,462,082	$2,203,473	$2,595,507
Adjustments to segment revenue:
Intersegment elimination	(470,015)	(388,539)	(466,949)
8point3 Energy Partners	—	8,588	(7,198)
Legacy utility and power plant projects	303	4,145	(54,659)
Legacy sale-leaseback transactions	—	(101,582)	(272,654)
Construction revenue on solar services contracts	(128,145)	—	—
Consolidated GAAP revenue	$1,864,225	$1,726,085	$1,794,047

Reconciliation of Segment Gross Profit to Consolidated GAAP Gross Profit	Fiscal Year Ended
(In thousands):	December 29, 2019	December 30, 2018	December 31, 2017
Segment gross profit	$292,578	$161,137	$261,623
Adjustments to segment gross profit:
Intersegment elimination	(12,951)	(25,386)	(25,151)
8point3 Energy Partners	—	8,337	2,656
Legacy utility and power plant projects	(993)	1,244	(41,746)
Legacy sale-leaseback transactions	4,763	(242)	(31,094)
Business process improvements	(3,370)	—	—
Impairment of property, plant and equipment, and equity method investment	511	(355,107)	—
Construction revenue on solar services contracts	(20,018)	—	—
Loss on sale and impairment of residential lease assets	1,192	14,847	—
Cost of above-market polysilicon	(126,805)	(87,228)	(166,906)
Litigation	2,515	—	—
Stock-based compensation expense	(4,382)	(4,996)	(5,489)
Amortization of intangible assets	(7,135)	(8,966)	(10,206)
Depreciation of idle equipment	—	(721)	(2,300)
Non-cash interest expense	—	—	(32)
Consolidated GAAP gross profit (loss)	$125,905	$(297,081)	$(18,645)

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Fiscal Year Ended
(In thousands):	December 29, 2019	December 30, 2018	December 31, 2017
Segment adjusted EBITDA	$146,015	$179,075	$255,559
Adjustments to segment adjusted EBITDA:
8point3	—	8,485	(78,990)
Legacy utility and power plant projects	(993)	1,244	(41,746)
Business process improvements	(3,370)	—	—
Legacy sale-leaseback transactions	(5,680)	(18,802)	(39,318)
Mark-to-market gain (loss) on equity investment with readily available fair value	156,345	(6,375)	—
Impairment of property, plant and equipment, and equity method investment	(4,053)	(369,168)	—
Construction revenue on solar services contracts	7,012	—	—
Loss on sale and impairment of residential lease assets	(25,636)	(227,507)	(473,709)
Cost of above-market polysilicon	(126,805)	(87,228)	(166,906)
Litigation	2,509	—	—
Stock-based compensation expense	(26,934)	(28,215)	(34,674)
Amortization of intangible assets	(7,135)	(8,966)	(19,048)
Depreciation of idle equipment	—	(721)	(2,300)
Gain on business divestiture	143,400	59,347	—
Transaction-related costs	(5,293)	(17,727)	82
Business reorganization costs	(23,567)	(1,330)
Restructuring charges	(14,110)	(17,497)	(21,045)
Non-cash interest expense	(33)	(68)	(128)
Equity in losses of unconsolidated investees	7,058	17,815	(25,938)
Net loss attributable to noncontrolling interests	(29,880)	(106,406)	(241,747)
Cash interest expense, net of interest income	(40,207)	(86,394)	(79,965)
Depreciation and amortization	(74,445)	(120,367)	(164,970)
Corporate	(48,230)	(67,866)	(65,907)
Income (loss) before income taxes and equity in loss of unconsolidated investees	$25,968	$(898,671)	$(1,200,750)

		Fiscal Year Ended
(As a percentage of total revenue):	Business Segment	December 29, 2019	December 30, 2018	December 31, 2017
Significant Customers:
Actis GP LLP	SunPower Technologies	—%	—%	13%

	Fiscal Year Ended
(As a percentage of total revenue):	December 29, 2019	December 30, 2018	December 31, 2017
Revenue by geography:
United States	57%	68%	79%
Japan	5%	5%	6%
Rest of World	38%	27%	15%
	100%	100%	100%

	Fiscal Year Ended
(In thousands):	December 29, 2019	December 30, 2018	December 31, 2017
SunPower Energy Services	$36,184	$512,953	$445,241
SunPower Technologies	285,424	323,941	698,553
Corporate	2,118	2,977	4,051
Property, plant and equipment, net	$323,726	$839,871	$1,147,845

NOTE 18. SUBSEQUENT EVENTS

In January 2020, we purchased $33.9 million of aggregated principal amount of our debentures due 2021 in open market transactions for approximately $32.7 million, net. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $1.1 million, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase.

On January 13, 2020, certain subsidiaries of SunStrong entered into a loan agreement with Wells Fargo National Association, as administrative agent, Credit Suisse Securities (USA) LLC, as arranger, and the lenders party thereto, to borrow a senior loan of $216.2 million, a portion of the proceeds of which were used to pay off the warehouse loans previously borrowed from Credit Agricole. Concurrently, certain other subsidiaries of SunStrong entered into a subordinated mezzanine loan agreement with Hannon Armstrong to borrow $72.8 million, the proceeds of which refinanced two mezzanine loans previously borrowed from Hannon Armstrong. The Company received a special distribution of $7.0 million from SunStrong, of which $4.0 million was applied against prior receivables from the loans that were refinanced, and the remaining amount of $3.0 million was recorded as a gain on the above refinancing transactions.

From the January 15, 2020 through February 3, 2020, Total Gaz Electricité Holdings France SAS (“Total Gaz”), an affiliate of Total S.A, purchased 2,952,091 shares of our common stock, in a series of open market transactions.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended[1]
(In thousands, except per share data)	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018
Revenue	$603,761	$475,958	$436,281	$348,225	$456,837	$428,263	$449,097	$391,888
Gross margin	$95,139	$48,251	$19,800	$(37,285)	$(7,571)	$9,877	$(309,961)	$10,574
Net income (loss)	$5,977	$(19,208)	$110,074	$(104,565)	$(172,146)	$(113,911)	$(483,843)	$(147,597)
Net income (loss) attributable to stockholders	$5,440	$(15,017)	$121,459	$(89,724)	$(158,174)	$(89,826)	$(447,117)	$(115,974)
Basic net loss per share attributable to stockholders	$0.04	$(0.11)	$0.85	$(0.63)	$(1.12)	$(0.64)	$(3.17)	$(0.83)
Diluted net loss per share attributable to stockholders	$0.03	$(0.11)	$0.75	$(0.63)	$(1.12)	$(0.64)	$(3.17)	$(0.83)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2019 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2019 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 29, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2020 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2020 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2020 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2020 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2020 annual meeting of stockholders.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K filed with the Securities and Exchange Commission:

1. Financial Statements:

2. Financial Statement Schedule:

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3. Exhibits:

EXHIBIT INDEX
Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated November 8, 2019, by and between SunPower Corporation and Maxeon Solar Technologies, Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

3.1
Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

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

4.3
Indenture, dated as of December 15, 2015 by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015).

4.4
Indenture, dated as of June 11, 2014 by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

4.5*	Description of securities registered under Section 12 of the Securities Exchange Act (Regulation S-K, Item 601(b)(4)(vi) and accompanying instructions)
10.1
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated June 29, 2016 by and among the Company, Deutsche Bank AG New York Branch, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016).

10.2
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

10.7
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

10.9
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

10.11
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.12^
SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205207), filed with the Securities and Exchange Commission on June 25, 2015).

10.13^
Forms of agreements under SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.14^
Outside Director Compensation Policy, as amended on July 22, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.15^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014).

10.16^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.17^
SunPower Corporation Executive Semi-Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2014).

10.18^
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.19^
2016 Management Career Transition Plan, dated August 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.20†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.21
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.22
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.23
Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.24
Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013).

10.25
Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2013).

10.26
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

10.27
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

10.28†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.29†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.30
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

10.32
Fourth Amendment to Letter of Credit Facility Agreement, dated December 23, 2014, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015).

10.33
Fifth Amendment to Letter of Credit Facility Agreement, dated October 7, 2015, by and among SunPower Corporation, SunPower Corporation, Systems, Total S.A., Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.34
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.35
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.36
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (now known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.37
Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.38
Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.39
Purchase and Sale Agreement, dated as of November 5, 2018, by and between SunPower Corporation and HA SunStrong Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).

10.40†
Master Supply Agreement, dated as of August 9, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of Enphase Energy, Inc.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2018).

10.41†
Amendment No. 1 to Master Supply Agreement, dated as of December 10, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2019).

10.42^
Equity Agreement and Release, dated as of June 25, 2018, by and between SunPower Corporation and Charles D. Boynton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2018).

10.43
Amendment to Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of March 22, 2018, by and among Deutsche Bank AG New York Branch and Deutsche Bank Trust Company Americas (collectively, as issuer), SunPower Corporation (as applicant), and SunPower Corporation, Systems (as subsidiary applicant), dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2018).

10.44^	2019 Management Career Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2019).
10.45
Membership Interest Purchase Agreement, dated as of March 26, 2019, by and among SunPower Corporation, SunPower AssetCo, LLC, and Elizabeth Cady Lessee Holdco LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 10, 2019).

10.46^	Manavendra Sial - Final Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on August 1, 2019).
10.47
Investment Agreement, dated November 8, 2019, among SunPower Corporation, Maxeon Solar Technologies, Pte. Ltd., Tianjin Zhonghuan Semiconductor Co., Ltd. and, for the limited purposes set forth therein, Total Solar INTL SAS (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

Dated: February 14, 2020	By:	/s/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	Chief Executive Officer and Director	February 14, 2020
Thomas H. Werner	(Principal Executive Officer)

/S/ MANAVENDRA S. SIAL	Executive Vice President and Chief Financial Officer	February 14, 2020
Manavendra S. Sial	(Principal Financial Officer)

/S/ VICHHEKA HEANG	Vice President, Corporate Controller and Principal Accounting Officer	February 14, 2020
Vichheka Heang

*	Director	February 14, 2020
Francis Badoual

*	Director	February 14, 2020
Catherine A. Lesjak

*	Director	February 14, 2020
Thomas R. McDaniel

*	Director	February 14, 2020
Julien Pouget

*	Director	February 14, 2020
Antoine Larenaudie

*	Director	February 14, 2020
Thomas Rebeyrol

*	Director	February 14, 2020
Franck Trochet

*	Director	February 14, 2020
Patrick Wood III

* By:  /S/ MANAVENDRA S. SIAL
Manavendra S. Sial
Power of Attorney