Form 10-Q
period 2020-03-29
SUNPOWER CORP
filed 2020-05-08
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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

The total number of outstanding shares of the registrant’s common stock as of May 1, 2020 was 169,952,323.

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	March 29, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$205,452	$422,955
Restricted cash and cash equivalents, current portion	29,466	26,348
Restricted short-term marketable securities	6,196	6,187
Accounts receivable, net[1]	243,476	226,476
Contract assets[1]	102,340	99,426
Inventories	391,800	358,257
Advances to suppliers, current portion	98,452	107,388
Project assets - plants and land, current portion	21,581	12,650
Prepaid expenses and other current assets	104,635	121,244
Total current assets	1,203,398	1,380,931

Restricted cash and cash equivalents, net of current portion	9,364	9,354
Property, plant and equipment, net	312,192	323,726
Operating lease right-of-use assets	60,796	51,258
Solar power systems leased, net	53,375	54,338
Advances to suppliers, net of current portion	13,993	13,993
Other intangible assets, net	5,568	7,466
Other long-term assets	338,838	330,855
Total assets	$1,997,524	$2,171,921

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$403,180	$441,759
Accrued liabilities[1]	165,863	203,890
Operating lease liabilities, current portion	11,424	9,463
Contract liabilities, current portion[1]	126,281	138,441
Short-term debt	124,682	104,856
Total current liabilities	831,430	898,409

Long-term debt	98,095	113,827
Convertible debt[1]	730,637	820,259
Operating lease liabilities, net of current portion	53,740	46,089
Contract liabilities, net of current portion[1]	63,567	67,538
Other long-term liabilities	199,994	204,300
Total liabilities	1,977,463	2,150,422
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of March 29, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 182,297 shares issued, and 169,755 shares outstanding as of March 29, 2020; 179,845 shares issued, and 168,121 shares outstanding as of December 29, 2019	170	168
Additional paid-in capital	2,668,704	2,661,819
Accumulated deficit	(2,451,110)	(2,449,679)
Accumulated other comprehensive loss	(8,789)	(9,512)
Treasury stock, at cost: 12,542 shares of common stock as of March 29, 2020; 11,724 shares of common stock as of December 29, 2019	(199,543)	(192,633)
Total stockholders' equity	9,432	10,163
Noncontrolling interests in subsidiaries	10,629	11,336
Total equity	20,061	21,499
Total liabilities and equity	$1,997,524	$2,171,921
1We have related-party balances for transactions made with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "prepaid expenses and other current assets," "contract assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt," and "contract liabilities, net of current portion," financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 8, Note 9, and Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue:
Solar power systems, components, and other[1]	$443,933	$341,442
Residential leasing	1,324	3,884
Solar services	3,933	2,899
	449,190	348,225
Cost of revenue:
Solar power systems, components, and other[1]	409,017	380,906
Residential leasing	1,296	3,022
Solar services	1,429	1,582
	411,742	385,510
Gross profit (loss)	37,448	(37,285)
Operating expenses:
Research and development[1]	15,638	14,993
Sales, general and administrative	65,958	62,857
Restructuring charges (credits)	1,576	(665)
(Gain) loss on sale and impairment of residential lease assets	(274)	9,226
Gain on business divestiture	—	(6,114)
Total operating expenses	82,898	80,297
Operating loss	(45,450)	(117,582)
Other income (expense), net:
Interest income	404	852
Interest expense[1]	(10,537)	(16,791)
Other, net	55,069	33,073
Other income, net	44,936	17,134
Loss before income taxes and equity in earnings of unconsolidated investees	(514)	(100,448)
Provision for income taxes	(1,869)	(5,797)
Equity in earnings of unconsolidated investees	245	1,680
Net loss	(2,138)	(104,565)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	707	14,841
Net loss attributable to stockholders	$(1,431)	$(89,724)

Net loss per share attributable to stockholders:
Basic	(0.01)	$(0.63)
Diluted	(0.01)	$(0.63)
Weighted-average shares:
Basic	168,822	141,720
Diluted	168,822	141,720
1We have related-party transactions with Total S.A. and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our condensed consolidated statements of operations (see Note 2 and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net loss	$(2,138)	$(104,565)
Components of other comprehensive income (loss):
Translation adjustment	(775)	(21)
Net change in derivatives (Note 11)	1,688	185
Net loss on long-term pension liability obligation	(49)	—
Income taxes	(141)	(65)
Total other comprehensive income	723	99
Total comprehensive loss	(1,415)	(104,466)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	707	14,841
Comprehensive loss attributable to stockholders	$(708)	$(89,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity (Deficit)
(In thousands)

	Three Months Ended March 29, 2020
	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net loss	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	$170	$2,668,704	$(199,543)	$(8,789)	$(2,451,110)	$9,432	$10,629	$20,061

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net loss	—	—	—	—	—	(89,724)	(89,724)	(14,841)	(104,565)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—	—	—	—	99	—	99	—	99
Issuance of restricted stock to employees, net of cancellations	1,848	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	6,628	—	—	—	6,628	—	6,628
Contributions from noncontrolling interests	—	—	—	—	—	—	—	20,987	20,987
Purchases of treasury stock	(633)	(1)	—	(3,871)	—	—	(3,872)	—	(3,872)
Balances at March 31, 2019	142,393	$142	$2,469,998	$(190,940)	$(4,051)	$(2,561,561)	$(286,412)	$64,956	$(221,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	(2,138)	(104,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,892	24,190
Stock-based compensation	6,867	5,666
Non-cash interest expense	1,910	2,415
Equity in earnings of unconsolidated investees	(245)	(1,680)
Gain on equity investments	(49,152)	(33,000)
Gain on retirement of convertible debt	(2,956)	—
Gain on business divestiture	—	(6,114)
Deferred income taxes	(349)	2,048
Impairment of residential lease assets	289	9,226
Changes in operating assets and liabilities:
Accounts receivable	(17,880)	12,196
Contract assets	295	1,712
Inventories	(43,061)	(41,718)
Project assets	(8,881)	776
Prepaid expenses and other assets	18,635	11,727
Operating lease right-of-use assets	2,923	2,603
Long-term financing receivables, net	—	(1,611)
Advances to suppliers	8,936	13,055
Accounts payable and other accrued liabilities	(92,599)	(28,819)
Contract liabilities	(16,130)	(14,578)
Operating lease liabilities	(2,849)	(2,559)
Net cash used in operating activities	(179,493)	(149,030)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,213)	(6,548)
Cash paid for solar power systems	(610)	(27,600)
Proceeds from business divestiture	—	9,677
Proceeds from sale of equity investment and partial return of capital by an unconsolidated investee	46,149	—
Net cash provided by (used in) investing activities	39,326	(24,471)
Cash flows from financing activities:
Proceeds from bank loans and other debt	76,544	67,979
Repayment of bank loans and other debt	(65,730)	(58,372)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	—	22,255
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	20,987
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	9,754	—
Cash paid for repurchase of convertible debt	(87,141)	—
Settlement of contingent consideration arrangement, net of cash received	423	(2,448)
Equity offering costs paid	(928)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(6,914)	(3,872)
Net cash provided by (used in) financing activities	(73,992)	46,529
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(216)	112
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(214,375)	(126,860)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	458,657	363,763
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$244,282	$236,903

Non-cash transactions:
Costs of solar power systems sourced from existing inventory	$—	$16,406
Costs of solar power systems funded by liabilities	$1,184	$4,553
Property, plant and equipment acquisitions funded by liabilities	$2,385	$10,792
Contractual obligations satisfied by inventory	$975	$—
Right-of-use assets obtained in exchange of lease obligations[2]	$12,461	$81,525
Aged supplier financing balances reclassified from accounts payable to short-term debt	$5,000	$—
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

2Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASC 842 and new Right-of-Use ("ROU") asset additions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential and commercial customers worldwide through an array of hardware, software, and financing options and through solar power solutions, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent controls to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total", formerly Total Energies Nouvelles Activités USA) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of Total S.A. ("Total S.A.") (see "Note 2. Transactions with Total and Total S.A").

Liquidity

The global spread of the coronavirus ("COVID-19") has created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we have instituted certain measures, including requirements to work remotely for the majority of our workforce, travel restrictions and the idling of our factories in France, Malaysia, Mexico, the Philippines, and the U.S consistent with actions taken or recommended by governmental authorities. In addition, we have implemented several mitigating actions to prudently manage our business during the current industry uncertainty relating to the COVID-19 pandemic. These actions include reducing management salaries, freezing all hiring and merit increases, reducing capital expenditures and discretionary spending, and temporarily moving most of our employees to a four-day work week in recognition of reduced demand and workloads due to the pandemic. We also continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

Despite the challenging and volatile economic conditions, we believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. While we have not drawn on it, we have the ability to enhance our available cash by borrowing up to $55.0 million under our Green Revolving Credit Agreement ("2019 Revolver"). See Note 10. Debt and Credit Sources. In addition, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital market, and implement other cost reduction initiatives such as restructuring, to satisfy our liquidity needs; however, our access to these sources could be materially and adversely impacted and we may not be able to receive terms as favorable as we would ordinarily expect to receive.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results over time.

Basis of Presentation and Preparation

        Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated on consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 29, 2019 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 18, 2020 but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.

        We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2020, is a 53-week fiscal year, while fiscal year 2019 was a 52-week fiscal year. The first quarter of fiscal 2020 ended on March 29, 2020, while the first quarter of fiscal 2019 ended on March 31, 2019.
Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; stock-based compensation; fair value assumptions for solar power systems and other long-lived assets sold under sale-leaseback transactions; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; residual value of solar power systems; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. As a result of the uncertainty involved with industry impacts of COVID-19, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as impacts become more certain and additional information becomes available, which may result in a significant change to our estimates in future periods. Actual results could materially differ from those estimates.

Summary of Selected Significant Accounting Policies

Included below, are selected significant accounting policies that were added or modified during the three months ended March 29, 2020 as a result of new transactions entered into or the adoption of new accounting policies. Refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for the full list of our significant accounting policies.

Financial Instruments - Credit Losses

Effective December 30, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to the section Recently Adopted Accounting Pronouncements below.

We recognize an allowance for credit loss at the time a receivable is recorded based on our estimate of expected credit losses and adjust this estimate over the life of the receivable as needed. We evaluate the aggregation and risk characteristics of a receivable pool and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

As of March 29, 2020, we reported $243.5 million of accounts receivable, net of allowances of $22.5 million. Based on aging analysis as of March 29, 2020, 83% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 4. Balance Sheet Components for more details regarding changes in allowance for credit losses. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Topic 326, to replace the prior incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in Topic 326 apply to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. We adopted the ASU during first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements) and also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for us no later than the first quarter of fiscal 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendment clarifies accounting for equity investments and non-derivative forward contracts or purchased call options under ASC 321. ASU 2020-01 is effective no later than the first quarter of fiscal 2021. Early adoption is permitted, and the ASU should be applied prospectively. While we are still evaluating the impacts of the provisions of ASU 2020-01 on our financial statements and disclosures, the impact is not expected to be material.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are planning to adopt the second quarter of fiscal 2020. The impacts are not expected to be material.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of March 29, 2020, ownership of our outstanding common stock by Total S.A. and its affiliates was approximately 50%. Ownership of our outstanding common stock by Total S.A. and its affiliates was approximately 52% as of May 1, 2020.

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

We recognize revenue for the solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of March 29, 2020, we had $19.2 million of "contract liabilities, current portion" and $32.1 million of "contract liabilities, net of current portion" on our condensed consolidated balance sheets related to the aforementioned supply agreement (see Note 8. Commitments and Contingencies").

In March 2018, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.42 MW of photovoltaic ("PV") modules to Total for a development project in Chile. This agreement provided for payment from Total in the amount of approximately $1.3 million, 10% of which was paid upon execution of the agreement. Subsequent to the first quarter of fiscal 2018, we have collected all receivables under this agreement.

On January 7, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 3.7 MW of PV modules to Total for a ground-mounted PV installation in Dubai. This agreement provided for payment from Total in the amount of approximately $1.4 million, 10% of which was received after execution of the agreement. Subsequent to the first quarter of fiscal 2019, we have collected all receivables under this agreement.

On March 4, 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 10 MW of PV modules to Total for commercial rooftop PV installations in Dubai. This agreement provided for payment from Total in the amount of approximately $3.2 million, 10% of which was received in April 2019. Subsequent to the first quarter of fiscal 2019, we have collected all receivables under this agreement.

In December 2019, we and Total, each through certain affiliates, entered into an agreement whereby we agreed to sell 93 MW of PV modules to Total for commercial PV modules in France. This agreement provided for payment from Total in the amount of approximately $38.4 million, 10% of which was received in December 2019.

In December 2019, we entered into and closed four membership interest purchase and project development agreements to sell our membership interests in certain project companies to Total Strong, LLC., a joint venture between Total and Hannon Armstrong. We recognized revenue of $6.2 million for sales to this joint venture, which is included within "Solar power systems, components, and other" on our consolidated statements of operations for fiscal 2019. During the three months ended March 29, 2020, we recognized revenue of $11.3 million for sales to this joint venture, that included three project companies sold in the first quarter of fiscal 2020, and continued recognition of EPC revenue for sales in the prior fiscal year, which is included within "Solar power systems, components, and other" on our condensed consolidated statements of operations.

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

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power and imposes certain limitations on the Total Group's ability to transfer 40% or more of our outstanding shares or voting power to a single person or group that is not a direct or indirect subsidiary of Total S.A. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our Board of Directors.

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

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"). An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were initially acquired by Total. Interest is payable semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion rate of 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price of approximately $48.76 per share, which provided Total the right to acquire up to 5,126,775 shares of our common stock and now provides the right to acquire 3,969,375 shares of our common stock following the purchase noted below). The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three months ended March 29, 2020, we purchased $90.3 million of aggregated principal amount of the above convertible debt due 2021 for approximately $87.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $3.0 million, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time based on an initial conversion price equal to $30.53 per share, which provides Total the right to acquire up to 3,275,680 shares of our common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.

Joint Solar Projects with Total and its Affiliates

We enter into various engineering, procurement, and construction ("EPC") and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of March 29, 2020, we had $16.0 million of "Contract assets" and $15.4 million of "Accounts receivable, net" on our Condensed Consolidated Balance Sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the fiscal 2018, in connection with a co-development solar project in Japan among us, Total, and an independent third party, we sold 25% of ownership interests in the co-development solar project to Total, for an immaterial amount of proceeds. We sold the remaining 25% of ownership interest to Total in the three months ended September 29, 2019, for proceeds of $4.6 million, and recognized a gain of $2.9 million, which is included within "other, net" in our condensed consolidated statements of operations for fiscal 2019. Development service revenue of $6.4 million was also recognized during fiscal 2019. We have also agreed to supply solar panels under this arrangement with sales beginning in October 2019 and expected to occur through November 2020. We recognize revenue from these sales consistent with our revenue recognition policy from solar power components.

In connection with a co-development solar project in Chile between us and Total, we sold all of our 50% of ownership interests in the co-development project to Total in fiscal 2019, for proceeds of $14.1 million, and recognized a gain of $11.0 million, which is included within "other, net" in our condensed consolidated statements of operations for fiscal 2019. Further, Total assisted us in obtaining a solar module supply agreement with a third-party construction company building this project. We expect to incur charges of approximately $10.2 million, for Total's services in assisting us to secure the module supply agreement, that will be paid directly to Total in the second quarter of fiscal 2020. Of the $10.2 million, $4.9 million was recognized in the fourth quarter of fiscal 2019, $3.4 million in the first quarter of fiscal 2020, and the remainder is expected to be recognized by second quarter of fiscal 2020.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 9. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	March 29, 2020	December 29, 2019
Accounts receivable	$15,360	$6,707
Contract assets	16,027	8,133
Prepaid and other assets	3,978	—
Accounts payable	13,306	4,921
Contract liabilities, current portion[1]	19,236	18,786
Contract liabilities, net of current portion[1]	32,125	35,427
1 Refer to Note 8. Commitments and Contingencies - Advances from Customers.

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Revenue:
Solar power systems, components, and other	$29,246	$6,043
Cost of revenue:
Solar power systems, components, and other	27,849	4,342
Research and development expense:
Offsetting contributions received under the R&D Agreement	—	(158)
Other income
Gain on early retirement of convertible debt	1,850	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	13	151
Interest expense incurred on the 0.875% debentures due 2021	404	547
Interest expense incurred on the 4.00% debentures due 2023	998	1,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three months ended March 29, 2020, and March 31, 2019 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Module and component sales	$94,299	$79,524	$165,738	$115,656	$260,037	$195,180
Solar power systems sales and EPC services	65,023	90,481	103,803	46,537	168,826	137,018
Operations and maintenance	—	—	15,070	9,244	15,070	9,244
Residential leasing	—	—	1,324	3,884	1,324	3,884
Solar services[1]	—	—	3,933	2,899	3,933	2,899
Revenue	$159,322	$170,005	$289,868	$178,220	$449,190	$348,225
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

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 29, 2020 and March 31, 2019 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands, except number of projects)	March 29, 2020	March 31, 2019
Decrease in revenue from net changes in transaction prices	$—	$(3,301)
Increase (decrease) in revenue from net changes in input cost estimates	(1,133)	2,410
Net decrease in revenue from net changes in estimates	$(1,133)	$(891)

Number of projects	1	1

Net change in estimate as a percentage of aggregate revenue for associated projects	(1.1)%	(11.3)%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to "Note 4. Balance Sheet Components" for further details.

During the three months ended March 29, 2020 and March 31, 2019, the decrease in contract assets of $0.3 million and $1.7 million, respectively, was primarily driven by billings for commercial projects where certain milestones had been reached as well as changes in estimates of variable consideration due for previous sales of certain power plant projects. During the three months ended March 29, 2020 and March 31, 2019, the decrease in contract liabilities of $16.1 million and $36 million, respectively, was primarily due to the attainment of milestones billings for a variety of projects. During the three months ended March 29, 2020 and March 31, 2019, we recognized revenue of $53.6 million and $26.3 million that was included in contract liabilities as of December 29, 2019 and December 30, 2018, respectively.

The following table represents our remaining performance obligations as of March 29, 2020 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $162.4 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized[1]
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2020	72.8%
1Denotes average percentage of revenue recognized.

As of March 29, 2020, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $389.1 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	March 29, 2020	December 29, 2019
Accounts receivable, gross[1]	$266,884	$247,258
Less: allowance for credit losses	(22,484)	(19,975)
Less: allowance for sales returns	(924)	(807)
Accounts receivable, net	$243,476	$226,476
1There is a lien on our accounts receivable of $68.8 million out of our consolidated accounts receivable, gross, as of March 29, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Balance at beginning of period	$19,975	$16,906
Provision for credit losses	2,509	1,670
Charge offs, net of recoveries	—	(255)
Balance at end of period	$22,484	$18,321

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

        During the three months ended March 29, 2020 and March 31, 2019, we sold accounts receivable invoices amounting to $49.5 million and $20.9 million, respectively. As of March 29, 2020 and March 31, 2019, total uncollected accounts receivable from end customers under both arrangements were $24.3 million and $8.7 million, respectively. Transaction fees incurred for these arrangements were not material during the three months ended March 29, 2020 and March 31, 2019.

Inventories

	As of
(In thousands)	March 29, 2020	December 29, 2019
Raw materials	$64,164	$54,936
Work-in-process	64,466	62,993
Finished goods	263,170	240,328
Inventories1 2	$391,800	$358,257
1A lien of $132.4 million exists on our gross inventory as of March 29, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

2 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets"

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	March 29, 2020	December 29, 2019
Deferred project costs	$26,850	$29,652
VAT receivables, current portion	5,543	7,986
Deferred costs for solar power systems	23,805	29,631
Derivative financial instruments	2,776	1,002
Other receivables	28,216	37,140
Prepaid taxes	395	718
Other current assets	191	411
Other prepaid expenses	16,859	14,704
Prepaid expenses and other current assets	$104,635	$121,244

Property, Plant and Equipment, Net

	As of
(In thousands)	March 29, 2020	December 29, 2019
Manufacturing equipment	$144,663	$144,614
Land and buildings	137,723	137,723
Leasehold improvements	105,552	103,393
Solar power systems	31,352	30,518
Computer equipment	94,016	93,312
Furniture and fixtures	9,468	9,471
Construction-in-process	14,526	15,730
Property, plant and equipment, gross	537,300	534,761
Less: accumulated depreciation	(225,108)	(211,035)
Property, plant and equipment, net	$312,192	$323,726

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	March 29, 2020	December 29, 2019
United States	$54,462	$56,507
Philippines	88,934	92,598
Malaysia	140,887	145,246
Mexico	17,843	18,862
Europe	10,037	10,469
Other	29	44
Property, plant and equipment, net, by geography[1]	$312,192	$323,726
1Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	March 29, 2020	December 29, 2019
Equity investments with readily determinable fair value	$178,090	$173,908
Equity investments without readily determinable fair value	7,481	8,661
Equity investments with fair value option	17,500	17,500
Equity method investments	27,193	26,533
Long-term inventory[1]	56,726	48,214
Other	51,848	56,039
Other long-term assets	$338,838	$330,855
1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 9. Equity Investments for details.

Accrued Liabilities

	As of
(In thousands)	March 29, 2020	December 29, 2019
Employee compensation and employee benefits	$24,543	$47,901
Interest payable	8,175	10,161
Short-term warranty reserves	28,477	30,979
Restructuring reserve	6,704	6,601
VAT payables	8,528	6,393
Derivative financial instruments	2,654	1,962
Legal expenses	13,828	13,111
Taxes payable	26,666	32,191
Liability due to supply agreement	28,665	28,031
Other	17,623	26,560
Accrued liabilities	$165,863	$203,890

Other Long-term Liabilities

	As of
(In thousands)	March 29, 2020	December 29, 2019
Deferred revenue[1]	$39,334	$40,246
Long-term warranty reserves	104,742	107,466
Unrecognized tax benefits	18,789	20,067
Long-term pension liability	6,284	5,897
Derivative financial instruments	595	373
Other	30,250	30,251
Other long-term liabilities	$199,994	$204,300
1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	March 29, 2020	December 29, 2019
Cumulative translation adjustment	$(13,025)	$(12,250)
Net unrealized gain (loss) on derivative financial instruments	450	(1,238)
Net gain on long-term pension liability obligation	3,927	3,976
Deferred taxes	(141)	—
Accumulated other comprehensive loss	$(8,789)	$(9,512)

Note 5. SOLAR SERVICES

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of March 29, 2020 and December 29, 2019:

	As of
(In thousands)	March 29, 2020	December 29, 2019
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$116,678	$116,948
	116,678	116,948
Less: accumulated depreciation and impairment[2]	(63,303)	(62,610)
Solar power systems leased, net	$53,375	$54,338
1Solar power systems leased, net, are physically located exclusively in the United States.

2For the three months ended March 31, 2019, we recognized a non-cash impairment charge of $4.0 million on solar power systems leased. No impairment charges were recorded for the three months ended March 29, 2020.

The following table presents our minimum future rental receipts on operating leases placed in service as of March 29, 2020:

(In thousands)	Fiscal 2020 (remaining nine months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$63	$53	$54	$54	$54	$786	$1,064
1Does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sale of residential lease assets

On July 10, 2018, we created SunStrong Capital Holdings, LLC ("SunStrong") to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that we controlled. Further, on November 5, 2018, we entered into a Purchase and Sale agreement ("PSA") with HA SunStrong Capital LLC ("HA SunStrong Parent"), a subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong"), to sell 49.0% membership interests in SunStrong for cash proceeds of $10 million.

On September 27, 2019, we sold the majority of our remaining residential lease assets. These residential lease assets were sold under a new assignment of interest agreement entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold.

Refer to our annual consolidated financial statements in Form 10-K for fiscal years ended December 29, 2019 and December 30, 2018 for details of these transactions.

On January 13, 2020, certain subsidiaries of SunStrong entered into a loan agreement with Wells Fargo National Association, as administrative agent, Credit Suisse Securities (USA) LLC, as arranger, and the lenders party thereto, to borrow a senior loan of $216.2 million, which proceeds were used to pay off the warehouse loans previously borrowed from Credit Agricole. Concurrently, certain other subsidiaries of SunStrong entered into a subordinated mezzanine loan agreement with Hannon Armstrong to borrow $72.8 million, the proceeds of which refinanced two mezzanine loans previously borrowed from Hannon Armstrong. We received a special distribution of $7.0 million from SunStrong, of which $4.0 million was applied against prior receivables from the loans that were refinanced, and the remaining amount of $3.0 million was recorded as a gain on the above refinancing transactions recorded in "(Gain) loss on sale and impairment of residential lease assets" in the condensed consolidated statements of operations.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of March 29, 2020 and December 29, 2019:

	March 29, 2020				December 29, 2019
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 11)	$2,776	—	2,776	—	$1,002	—	1,002	—
Other long-term assets:
Equity investments with fair value option ("FVO")	17,500	17,500	—	—	17,500	17,500	—	—
Equity investments with readily determinable fair value	178,090	—	—	178,090	173,908	—	—	173,908
Total assets	$198,366	$17,500	$2,776	$178,090	$192,410	$17,500	$1,002	$173,908
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 11)	$2,654	$—	$2,654	$—	$1,962	$—	$1,962	—
Other long-term liabilities:
Derivative financial instruments (Note 11)	595	—	595	—	373	—	373	—
Total liabilities	$3,249	$—	$3,249	$—	$2,335	$—	$2,335	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 9). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the three months ended March 29, 2020. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the three months ended March 29, 2020.

(In thousands)	Beginning balance as of December 29, 2019	FV Adjustment	Additional investment [See Note 9]	Ending balance as of March 29, 2020
Equity investments with FVO	$17,500	$—	$—	$17,500

Level 3 significant unobservable inputs sensitivity

        The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of March 29, 2020. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2020
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$17,500	Discounted cash flows	Discount rate Residual value	9.5%-13% (1) 7.5% - 7.75% (1)
Total assets	$17,500

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three months ended March 29, 2020 and March 31, 2019, we recorded gains of $47.9 million and $33.0 million, respectively, within "other, net" in our condensed consolidated statement of operations. During the three months ended March 29, 2020, we sold an additional one million of shares of Enphase common stock for cash proceeds of $43.7 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of March 29, 2020 and December 29, 2019, there were no material items recorded at fair value.

Equity Method Investments

        Our investments accounted for under the equity method are described in Note 9. Equity Investments. We monitor these investments, which are included within "other long-term assets" on our condensed consolidated balance sheets, for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in the results of operations of the issuer.

        As of March 29, 2020 and December 29, 2019, we had $27.2 million and $26.5 million, respectively, in investments accounted for under the equity method (see "Note 9. Equity Investments").

Equity investments without readily determinable fair value

These equity investments are securities in privately-held companies without readily determinable market values. We periodically adjust the carrying value of our equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold.

Restricted marketable securities

        Our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted short-term marketable securities" on our condensed consolidated balance sheets as of March 29, 2020 and December 29, 2019, respectively. The Philippine Branch is required by the Philippine SEC to maintain a certain amount of deposits to ensure that it will be able to secure its liabilities as a foreign corporation's branch. Security bond deposits to the Philippine SEC are determined based on applicable regulations. The amounts are based on local audited statutory financial statement amounts, and the minimum deposits are updated within six months after the end of the year. As of both March 29, 2020 and December 29, 2019, these bonds had a carrying value of $6.2 million. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Note 7. RESTRUCTURING

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of recent changes to our business, including the previously announced planned spin-off of Maxeon Solar Technologies, Pte. Ltd. (the “Spin-Off”). In connection with the restructuring plan, which includes actions implemented in the fourth quarter of 2019 and is expected to be substantially completed by the end of 2022, we expect between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees in the SunPower Technologies business unit and corporate have largely been informed and are expected to exit our company following the Spin-Off and completion of transition services. As the SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited or are expected to exit during the fourth fiscal quarter of 2019 and the first half of 2020. We expect to incur restructuring charges totaling approximately $16 million to $22 million, consisting primarily of severance benefits (between $8 million and $11 million) and retention benefits (between $8 million and $11 million) primarily associated with the retention of employees impacted by the Spin-Off transaction and certain key research and development employees. A substantial portion of such charges was incurred in the fourth quarter of fiscal 2019 and is expected to be incurred in fiscal 2020, and we expect between $14 million and $19 million of the charges to be cash. As of March 29, 2020, we have incurred cumulative costs of approximately $9 million in restructuring charges.

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

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019	Cumulative To Date
December 2019 Restructuring Plan:
Severance and benefits	$1,639	$—	$8,994
Other costs[1]	—	—	41
Total December 2019 Restructuring Plan	1,639	—	9,035

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	—	5,874
Severance and benefits	—	(349)	11,797
Lease and related termination costs	—	—	554
Other costs[1]	2	(227)	816
Total February 2018 Restructuring Plan	2	(576)	$19,041

Legacy Restructuring Plan:
Non-cash impairment charges	—	—	228,184
Severance and benefits	(65)	(17)	100,688
Lease and related termination costs	—	—	8,085
Other costs[1]	—	(72)	39,807
Total Legacy Restructuring Plan	(65)	(89)	376,764
Total restructuring charges (credits)	$1,576	$(665)	$404,840
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the three months ended March 29, 2020:

	Three Months Ended
(In thousands)	December 29, 2019	Charges (Benefits)	(Payments) Recoveries	March 29, 2020
December 2019 Restructuring Plan:
Severance and benefits	$5,822	$1,639	$(1,432)	$6,029
Total December 2019 Restructuring Plan	5,822	1,639	(1,432)	6,029

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	—	—	—
Severance and benefits	296	—	(32)	264
Lease and related termination costs	—	—	—	—
Other costs[1]	—	2	(2)	—
Total February 2018 Restructuring Plan	296	2	(34)	264

Legacy Restructuring Plans	483	(65)	(7)	411
Total restructuring reserve activities	$6,601	$1,576	$(1,473)	$6,704
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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Operating leases:
Operating lease expense	$5,687	$4,888
Sublease income	(35)	(334)
Rent expense	$5,652	$4,554

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,578	4,510
Right-of-use assets obtained in exchange for lease obligations[1]	12,461	81,525
Weighted-average remaining lease term (in years) - operating leases	6.8	7.3
Weighted-average discount rate - operating leases	9%	9%
1Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASC 842.

The future minimum lease payments to be paid under non-cancellable leases in effect at March 29, 2020, are as follows (in thousands):

As of March 29, 2020	Operating Leases
2020 (remaining nine months)	$12,306
2021	16,811
2022	15,495
2023	12,532
2024	8,906
Thereafter	25,785
Total lease payments	91,835
Less: imputed interest	(26,671)
Total	$65,164

As of March 29, 2020, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $23.7 million. These operating leases will commence in the second quarter of fiscal 2020 with lease terms of 17 years.

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

We also have agreements with several suppliers, including some of our unconsolidated investees, for the procurement of polysilicon, ingots, and wafers, as well as certain module-level power electronics and related equipment, which specify future quantities and pricing of products to be supplied by two vendors for periods of up to 2 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements or fail to satisfy our obligations under the agreements.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of March 29, 2020 are as follows:

(In thousands)	Fiscal 2020 (remaining nine months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total[1]
Future purchase obligations	$423,480	$79,225	$37,706	$33,148	$710	$6,082	$580,351
1Total future purchase obligations were composed of $130.0 million related to non-cancellable purchase orders and $450.4 million related to long-term supply agreements.

We expect that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials is regularly compared to expected demand. We anticipate total obligations related to long-term supply agreements for inventories, some of which (in the case of polysilicon) are at purchase prices significantly above current prices for similar materials available in the market, will be recovered because the quantities required to be purchased are expected to be utilized in the manufacture and profitable sale of solar power products in the future based on our long-term operating plans. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. The terms of the long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, we have entered into agreements with various vendors and such agreements with one of our vendors is structured as a "take or pay" contract, that specifies future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of March 29, 2020 and December 29, 2019, advances to suppliers totaled $112.4 million and $121.4 million, respectively, of which $98.5 million and $107.4 million, respectively, is classified as "Advances to suppliers, current portion" on our condensed consolidated balance sheets. One supplier accounted for 100% of total advances to suppliers as of March 29, 2020 and December 29, 2019.

Advances from Customers

We have entered into agreements with customers who have made advance payments for solar power systems. These advances are applied as shipments of product occur or upon completion of certain project milestones.

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our condensed consolidated balance sheets as of March 29, 2020 is as follows:

(In thousands)	Fiscal 2020 (remaining nine months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Estimated utilization of advances from customers	$18,119	$41,727	$23,447	$—	$—	$—	$83,293

Product Warranties

The following table summarizes accrued warranty activities for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Balance at the beginning of the period	$138,445	$172,266
Accruals for warranties issued during the period	7,383	4,621
Settlements and adjustments during the period	(12,609)	(13,683)
Balance at the end of the period	$133,219	$163,204

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our condensed consolidated balance sheets (see Note 4. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of March 29, 2020 and December 29, 2019, we had $7.1 million and $7.5 million, respectively, classified as "accrued liabilities," and $0.6 million and $2.8 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions. As of March 29, 2020, we have $2.9 million of future financing obligations related to these agreements. These financing obligations are due in 2020.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $18.8 million and $20.1 million as of March 29, 2020 and December 29, 2019, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnification

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnifications is limited to total amount of debt provided by Hannon Armstrong to SunStrong. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

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
As of March 29, 2020, and December 29, 2019, our provision was $8.8 million and $8.3 million primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our condensed consolidated balance sheets. As of March 29, 2020 and December 29, 2019, the underfunded status of our pension plans presented within "other long-term liabilities" on our condensed consolidated balance sheets was $6.3 million and $5.9 million. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was approximately zero for the three months ended March 29, 2020 and March 31, 2019, respectively.

Legal Matters

We are a party to various litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Note 9. EQUITY INVESTMENTS

Our equity investments consist of equity investments with readily determinable fair value, investments without readily determinable fair value, equity investments accounted for using the fair value option, and equity method investments.

        Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in our condensed consolidated statements of Operations. Mark-to-market gains and losses on equity investments are reflected as "other, net" under other income (expense), net in our condensed consolidated statements of operations. The carrying value of our equity investments, classified as "other long-term assets" on our condensed consolidated balance sheets, are as follows:

	As of
(In thousands)	March 29, 2020	December 29, 2019
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$178,090	$173,908
Total equity investments with readily determinable fair value	178,090	173,908
Equity investments without readily determinable fair value:
Project entities	2,802	2,802
Other equity investments without readily determinable fair value[1]	4,679	5,859
Total equity investments without readily determinable fair value	7,481	8,661
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,000	8,000
SunStrong Partners, LLC	9,500	9,500
Total equity investment with fair value option	17,500	17,500
Equity method investments
Huansheng Corporation	27,193	26,533
Total equity method investments	27,193	26,533
Total equity investments	$230,264	$226,602
1 Includes a change in value of our investment for an equity investee attributable to partial return of capital and revaluation of our remaining shareholding in accordance with ASC 321 Investments – Equity Securities. During the quarter ended March 29, 2020, we received a cash dividend of $2.5 million from an investee representing a return of capital. In addition, during the quarter ended March 29, 2020, we recorded a gain of $1.3 million related to an increase in the fair value of our investment, based on observable market transactions with a third-party investor. This gain is presented within "Other, net" on our condensed consolidated statement of operations.

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

        With respect to our interest in the SunStrong and SunStrong Partners, we have offered certain substantive, non-standard indemnities to the investees or third party tax equity investors, related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes, and any cash flow losses from leases that do not generate the promised savings to homeowners or tax equity investors. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. The maximum exposure to loss arising from the indemnification for SunStrong Partners is limited to $250 million. Our retention of these indemnification obligations may require us to absorb losses that are not proportionate with our equity interests. As such, we determined that the investees are variable interest entities.

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

        We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong, SunStrong Partners, and 8point3 Holdings. Refer to Note 6. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

        The following summary of unaudited financial information of the unconsolidated VIEs, is derived from the unaudited financial statements of such VIEs. The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Summarized statements of operations information:
Revenue	$29,464	$22,626
Gross loss	(1,438)	(1,209)
Net income	21,640	3,256

	As of
(In thousands)	March 29, 2020	December 29, 2019
Summarized balance sheet information:
Current assets	$149,248	$225,576
Long-term assets	1,185,328	1,049,451
Current liabilities	113,980	125,601
Long-term liabilities	866,389	847,365
1Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Consolidated VIEs

        Our sale of solar power systems to residential and commercial customers in the United States are eligible for ITC. Under the current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems placed into service after December 31, 2019, and then will be further reduced to approximately 22% for solar power systems placed into service after December 31, 2020, before being reduced permanently to 10% for commercial projects and 0% for residential projects. IRS guidance on the current law provides for the ability to obtain a safe harbor with respect to the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

        In September 2019, we entered the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 megawatts of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expect to increase the volume in later years, for which Hannon Armstrong has extended a secured financing of up to $112.6 million as of March 29, 2020 (Refer Note 10, Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.
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

        Total revenue of the consolidated investees was not material for the three months ended March 29, 2020 and March 31, 2019. The assets of our consolidated investees are restricted for use only by the particular investee and are not available for our general operations.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	March 29, 2020	December 29, 2019
Accounts receivable	$28,393	$23,900
Accounts payable	48,389	62,811
Accrued liabilities	5,356	11,219
Contract liabilities	36,288	29,599

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Payments made to investees for products/services	$74,281	$23,521
Revenues and fees received from investees for products/services	55,935	900

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	March 29, 2020				December 29, 2019
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$309,698	$—	$309,126	$309,126	$400,000	$—	$399,058	$399,058
4.00% debentures due 2023	425,000	—	421,511	421,511	425,000	—	421,201	421,201
CEDA loan	30,000	—	29,161	29,161	30,000	—	29,141	29,141
Non-recourse financing and other debt	194,655	124,060	67,640	191,700	190,966	104,230	83,224	187,454
	$959,353	$124,060	$827,438	$951,498	$1,045,966	$104,230	$932,624	$1,036,854

As of March 29, 2020, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2020 (remaining nine months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Aggregate future maturities of outstanding debt	$90,492	$387,495	$21,605	$425,741	$780	$33,240	$959,353

Convertible Debt

The following table summarizes our outstanding convertible debt:

	March 29, 2020			December 29, 2019
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$309,126	$309,698	$292,919	$399,058	$400,000	$371,040
4.00% debentures due 2023	421,511	425,000	341,653	421,201	425,000	348,628
	$730,637	$734,698	$634,572	$820,259	$825,000	$719,668
1The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due June 1, 2021. Interest is payable semi-annually, beginning on December 1, 2014. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were initially acquired by Total. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion rate of 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price of approximately $48.76 per share, which provided Total the right to acquire up to 5,126,775 shares of our common stock and now provides the right to acquire 3,969,375 shares of our common stock following the purchase noted below). The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three months ended March 29, 2020, we purchased $90.3 million of aggregated principal amount of the above convertible debt due 2021 for approximately $87.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $3.0 million, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations.

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

Other Debt and Credit Sources

        Financing for Safe Harbor Panels Inventory
        On September 27, 2019, we entered into a joint venture with Hannon Armstrong, to finance up to 200 megawatts of panels inventory, preserving the 30 percent federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines.
        The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of March 29, 2020, we have $101.0 million outstanding under this facility.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of March 29, 2020, the fair value of the Bonds was $31.5 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into the 2019 Revolver with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the parent guaranty. We have also agreed to limit our ability to draw funds under the 2019 Revolver to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of both March 29, 2020 and December 29, 2019, we had no outstanding borrowings under the Revolver.

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

As of March 29, 2020 and December 29, 2019, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, March 1, 2021 (a date that is 91 days prior to the maturity of our 2021 convertible debentures), or the termination of the commitments thereunder. During the three months ended March 29, 2020, we had drawn $12.4 million under this facility. During the three months ended March 29, 2020 we repaid $3.7 million and drew an additional $12.4 million. We had a balance outstanding of $27.9 million as of March 29, 2020. During the three months ended March 31, 2019, we had drawn $9.0 million under this facility and did not have any repayments.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan drawn from the facility bears interest at either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of both March 29, 2020 and December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We have not drawn any amounts under this facility as of March 29, 2020.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our condensed consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. As of March 29, 2020, we had $19.1 million outstanding under these financings.

We also enter other debt arrangements to finance operations. The following presents a summary of these financing arrangements, including non-recourse debt:

	Aggregate Carrying Value[1]
(In thousands)	March 29, 2020	December 29, 2019	Balance Sheet Classification
Non-Recourse Project Debt:
Arizona loan[2]	$6,053	$6,111	Short-term debt and Long-term debt
Various construction project debt[3]	$13,087	$3,004	Short-term debt

Other Debt:
AUO debt[4]	$40,944	$37,749	Short-term debt
HSBC financing program[5]	$5,000	$21,993	Short-term debt
Other debt[6]	$537	$1,831	Short-term debt and Long-term debt
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
3 In the fourth quarter of fiscal 2019 and the first quarter of 2020, we entered into various financing agreements with Fifth Third Bank, National Association, to finance our construction projects. The amount borrowed is non-recourse in nature and cannot exceed the total costs of the project. Each draw bears interest on the unpaid amount at a per annum rate equal to LIBOR. The loan matures at the earliest of 85 days after the project is placed in service; 9 months after the initial borrowing date; or the first anniversary of satisfaction of the closing conditions set forth by the Lenders, including the delivery of the signed loan agreement by the borrower.
4 In fiscal 2016, we entered into a financing agreement with the Standard Chartered Bank of Malaysia. The agreement allows for an amount outstanding up to $50 million for a 90-day period. Interest is calculated as 1.50% per annum over LIBOR.
5 Relates to trade payables that are financed through a facility with a financial institution.
6 Relates to financing and capital lease obligations.

Note 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of March 29, 2020 and December 29, 2019, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	March 29, 2020	December 29, 2019
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$2,044	$514
		$2,044	$514
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$732	$488
		$732	$488

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$1,092	$922
Foreign currency forward exchange contracts	Accrued liabilities	—	461
Interest rate swap contracts	Other long-term liabilities	595	373
		$1,687	$1,756

Derivatives not designated as hedging instruments:
Foreign currency forward option contracts	Accrued liabilities	$32	$—
Foreign currency forward exchange contracts	Accrued liabilities	1,530	579
		$1,562	$579

	March 29, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$2,776	$—	$2,776	$2,654	$—	$122
Derivative liabilities	3,249	—	3,249	2,654	—	595

	December 29, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,002	$—	$1,002	$1,002	$—	$—
Derivative liabilities	2,335	—	2,335	1,002	—	1,333

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our condensed consolidated balance sheets:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(1,258)	$(164)
Unrealized gain recognized in OCI (effective portion)	2,072	188
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(391)	—
Less: Loss (gain) reclassified from OCI to interest expense (effective portion of interest rate swaps)	7	(3)
Net gain on derivatives	1,688	185
Gain in OCI at the end of the period	$430	$21

The following table summarizes the amount of gain or loss recognized in "other, net" in our condensed consolidated statements of operations in the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Derivatives designated as cash flow hedges:
Gain recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$151	$—
Derivatives not designated as hedging instruments:
(Loss) gain recognized in "Other, net"	$(842)	$909

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

As of March 29, 2020 and December 29, 2019, we had designated outstanding cash flow hedge forward contracts with a notional value of $0.0 million and $48.9 million, respectively. As of March 29, 2020 and December 29, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $143.0 million and $142.9 million, respectively. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of three months or less and consist of option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our condensed consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations and cash flows. As of March 29, 2020, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $114.8 million. These foreign currency forward contracts have maturity of six months or less. As of December 29, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $17.5 million. These contracts matured in January 2020.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of both March 29, 2020 and December 29, 2019, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.1 million. These swap agreements allow us to effectively convert floating-rate payments into fixed-rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our condensed consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 12. INCOME TAXES

        During the three months ended March 29, 2020, our income tax provision of $1.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $0.5 million was primarily due to projected tax expense in foreign jurisdictions that were profitable, offset by a tax benefit related to a release of tax reserves in foreign jurisdictions due to a lapse of statute of limitations. Our income tax provision of $5.8 million in the three months ended March 31, 2019 on a loss before income taxes and equity in earnings of unconsolidated investees of $100.4 million was primarily due to tax expense in foreign jurisdictions that were profitable and a net change in valuation allowance from a foreign jurisdiction.

        During the three months ended March 29, 2020, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited. Our projected effective tax rate is based on forecasted annualized results which may fluctuate significantly in future periods, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable duration and severity of the COVID-19 pandemic on our operating results.

        Total liabilities associated with uncertain tax positions were $18.8 million and $20.1 million as of March 29, 2020 and December 29, 2019, respectively. The decrease of $1.3 million was primarily related to the release of tax reserves in various foreign jurisdictions due to lapse of statute of limitations.

        In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. In July 2019, Altera Corporation, a subsidiary of Intel Inc., requested en banc review of the decision from the Ninth Circuit panel and the request was denied in November 2019. In February 2020, Altera Corporation petitioned the U.S. Supreme Court for review. While a final decision remains outstanding, we quantified and recorded the impact of including such compensation costs, as described in the Ninth Circuit decision, of $5.8 million in the fourth quarter of fiscal 2019, as a reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. If the Altera Ninth Circuit opinion is reversed by the U.S. Supreme Court, we would anticipate unwinding the reduction to both deferred tax asset and valuation allowance as aforementioned. There was no further update in the first quarter of fiscal 2020 and we will continue to monitor the effects of the case’s outcome on our tax provision and related disclosures once more information becomes available.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Furthermore, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. We are still evaluating the tax impact of the CARES Act, but at present, do not expect that the NOL carryback provision and Section 163(j) modification of the CARES Act would result in a material tax benefit due to the net operating loss position.

Note 13. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share attributable to stockholders:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2020	March 31, 2019
Basic net income loss per share:
Numerator:
Net loss attributable to stockholders	$(1,431)	$(89,724)
Denominator:
Basic weighted-average common shares	168,822	141,720

Basic net loss per share	$(0.01)	$(0.63)

Diluted net loss per share[1]
Numerator:
Net loss attributable to stockholders	$(1,431)	$(89,724)
Net loss available to common stockholders	$(1,431)	$(89,724)
Denominator:
Basic weighted-average common shares	168,822	141,720
Effect of dilutive securities:
Restricted stock units	—	—
Dilutive weighted-average common shares:	168,822	141,720

Dilutive net loss per share	$(0.01)	$(0.63)
1As a result of our net loss attributable to stockholders for the three months ended March 29, 2020 and March 31, 2019, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Restricted stock units	5,447	7,294
4.00% debentures due 2023	13,922	13,922
0.875% debentures due 2021	6,350	8,203

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Cost of SunPower Energy Services revenue	$559	$168
Cost of SunPower Technologies revenue	551	—
Research and development	760	593
Sales, general and administrative	4,997	4,905
Total stock-based compensation expense	$6,867	$5,666

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Restricted stock units	$6,822	$6,628
Change in stock-based compensation capitalized in inventory	45	(962)
Total stock-based compensation expense	$6,867	$5,666

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

Our SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region previously included in the legacy Residential Segment and Commercial Segment including direct sales of turn-key EPC services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. SunPower Energy Services Segment also includes sales of our global O&M services. Our SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers and commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Upon reorganization, some support functions and responsibilities, which previously resided within the corporate function, have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

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

Legacy sale-leaseback transactions

We included adjustments related to the revenue recognition on certain legacy sale-leaseback transactions entered into before December 31, 2018, based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions were accounted for under the financing method in accordance with the applicable accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to our incremental borrowing rate adjusted solely to prevent negative amortization. Under IFRS, such revenue and profit are recognized at the time of sale to the buyer-lessor if certain criteria are met. Upon adoption of IFRS 16, Leases, on December 31, 2018, IFRS is aligned with GAAP.

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, mark-to-market gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total S.A. Further, we elected the Fair Value Option (“FVO”) for some of our equity investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of its status as a consolidated subsidiary of Total S.A. and better reflects our ongoing results.

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

Gain/Loss on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to deconsolidate all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in our residential lease business and retained a 51% membership interest. The loss on divestment, including adjustments to contingent consideration shortly after the closing of the transaction, and the remaining unsold residential lease assets impairment with its corresponding depreciation savings are excluded from our non-GAAP results as they are non-recurring in nature and cash in nature and not reflective of ongoing operating results. Additionally, in the third quarter of fiscal 2019, in continuation with our intention to deconsolidate all the residential lease assets owned by us, we sold the remainder of residential lease assets still owned by us, that were not previously sold. Gain/loss from such activity is excluded from our non-GAAP results as it is non-cash in nature and not reflective of ongoing operating results.

        Impairment of property, plant, and equipment

        We evaluate property, plant and equipment for impairment whenever certain triggering events or changes in circumstances arise. This evaluation includes consideration of technology obsolescence that may indicate that the carrying value of such assets may not be recoverable. In accordance with such evaluation, we recognize a non-cash impairment charge when the asset group’s fair value is lower than its carrying value. Such impairment charge is excluded from our non-GAAP results as it is non-recurring in nature and not reflective of ongoing operating results. Any such non-recurring impairment charge recorded by our equity method or other unconsolidated investees is also excluded from our non-GAAP results as it is not reflective of their ongoing operating results.

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

Cost of above-market polysilicon

As described in "Note 8. Commitments and Contingencies," we have entered into multiple long-term, fixed-price supply agreements to purchase polysilicon for periods of up to ten years. The prices in select legacy supply agreements, which include a cash portion and a non-cash portion attributable to the amortization of prepayments made under the agreements, significantly exceed current market prices. Additionally, in order to reduce inventory and improve working capital, we have periodically elected to sell polysilicon inventory in the marketplace at prices below our purchase price, thereby incurring a loss. We exclude the impact of our above-market cost of polysilicon, including the effect of above-market polysilicon on product costs, losses incurred on sales of polysilicon to third parties, and inventory reserves and project asset impairments recorded from our non-GAAP results as they are not reflective of ongoing operating results.

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

        Business process improvements

During the second quarter of fiscal 2019, we initiated a project to improve our manufacturing and related processes to improve gross margin in coming years and engaged third-party experts to consult on business process improvements. Management believes it is appropriate to exclude these consulting expenses from our non-GAAP financial measures as they are non-recurring in nature and are not reflective of our ongoing operating results.

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

Business reorganization costs

In connection with the reorganization of our business into an upstream and downstream, and subsequent announcement to separate into two independent and publicly-traded companies, we incurred and expect to continue to incur in upcoming quarters, non-recurring charges on third-party legal and consulting expenses to close the separation transaction. We believe that it is appropriate to exclude these from our non-GAAP results as it is not reflective of ongoing operating results.

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

Restructuring expenses

We incur restructuring expenses related to reorganization plans aimed towards realigning resources consistent with our global strategy and improving our overall operating efficiency and cost structure. Although we have engaged in restructuring activities in the past, each has been a discrete event based on a unique set of business objectives. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Litigation

We may be involved in various instances of litigation, claims and proceedings that result in payments or recoveries. We exclude gains or losses associated with such events because the gains or losses do not reflect our underlying financial results in the period incurred. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Gain on convertible notes repurchased

In connection with the early repurchase of aggregate principal amount of our 0.875% Convertible debentures due June 1, 2021, we recognized a gain, which represented the difference between the book value of the convertible debentures, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. We believe that it is appropriate to exclude this gain from our non-GAAP results as it is not reflective of our ongoing operating results.

Segment and Geographical Information

The following tables present segment results for the three months ended March 29, 2020 and March 31, 2019 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	March 29, 2020		March 31, 2019
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
Channels	$232,141	$—	$186,709	$—
North America Commercial	48,050	—	45,063	—
Operations and maintenance	15,070	—	9,953	—
Module sales	—	164,061	—	168,940
Development services and legacy power plant	—	(4,947)	—	894
Intersegment revenue	—	88,875	—	60,800
Total segment revenue as reviewed by CODM	$295,261	$247,989	$241,725	$230,634
Segment gross profit as reviewed by CODM	$35,274	$12,927	$17,873	$(858)
Adjusted EBITDA	$4,482	$2,647	$(13,911)	$(8,500)

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended
(In thousands):	March 29, 2020	March 31, 2019
Total segment revenue as reviewed by CODM	$543,250	$472,359
Adjustments to segment revenue:
Intersegment elimination	(88,875)	(60,800)
Legacy utility and power plant projects	207	171
Construction revenue on solar services contracts	(5,392)	(63,505)
Condensed consolidated GAAP revenue	$449,190	$348,225

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit (Loss)	Three Months Ended
(In thousands):	March 29, 2020	March 31, 2019
Segment gross profit	$48,201	$17,015
Adjustments to segment gross profit:
Intersegment elimination	8,763	7,636
Legacy utility and power plant projects	34	(116)
Business process improvements	(2,464)	—
Legacy sale-leaseback transactions	(20)	823
Construction revenue on solar services contracts	(4,735)	(11,386)
Loss on sale and impairment of residential lease assets	448	125
Cost of above-market polysilicon	(10,043)	(49,428)
Litigation	163	—
Stock-based compensation expense	(1,109)	(168)
Amortization of intangible assets	(1,785)	(1,786)
Business reorganization costs	(5)	—
Condensed consolidated GAAP gross profit (loss)	$37,448	$(37,285)

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Three Months Ended
(In thousands):	March 29, 2020	March 31, 2019
Segment adjusted EBITDA	$7,129	$(22,411)
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	34	(116)
Business process improvements	(2,464)	—
Legacy sale-leaseback transactions	(20)	(4,911)
Mark-to-market gain on equity investments	47,871	33,000
Construction revenue on solar services contracts	(4,735)	3,740
Loss on sale and impairment of residential lease assets	722	(8,313)
Cost of above-market polysilicon	(10,043)	(49,428)
Stock-based compensation expense	(6,867)	(5,666)
Amortization of intangible assets	(1,786)	(1,786)
Gain on business divestiture	—	6,114
Transaction-related costs	(481)	(1,422)
Litigation	(321)	—
Business reorganization costs	(6,193)	(2,649)
Restructuring (charges) credits	(1,576)	665
Gain on convertible notes repurchased	2,956	—
Non-cash interest expense	—	(10)
Equity in earnings of unconsolidated investees	(245)	(1,680)
Net loss attributable to noncontrolling interests	(707)	(14,841)
Cash interest expense, net of interest income	(10,133)	(10,206)
Depreciation and amortization	(15,896)	(19,181)
Corporate	2,241	(1,347)
Loss before income taxes and equity in loss of unconsolidated investees	$(514)	$(100,448)

	Three Months Ended
(As a percentage of total revenue):	March 29, 2020	March 31, 2019
Revenue by geography:
United States	64%	51%
France	6%	12%
Rest of World	30%	37%
	100%	100%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, our ability to complete certain divestiture transactions such as the Spin-Off or other strategic transactions, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," or "our") is a leading global energy company that delivers solar solutions to customers worldwide through an array of hardware, software, and financing options, operations and maintenance ("O&M") services, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

Impact of COVID-19 to our Business

In December 2019, a novel strain of coronavirus (“COVID-19”), was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide, including the United States and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns.

While the full extent of the impacts of the global emergence of COVID-19 pandemic on our business are currently unknown, we anticipate that the global health crisis caused by COVID-19 pandemic will negatively impact business activity across the globe. We believe that the economic downturn caused by the COVID-19 pandemic will affect demand for our products and impact our operating results, specifically through a decline in demand in our product and services offerings. When COVID-19 pandemic is demonstrably contained, we anticipate a rebound in economic activity, although the speed of that rebound will be determined, among other things, by the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

The health and safety of our employees is a top priority for us. In an effort to protect our employees, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak to adopt social distancing policies at our locations around the world, including working from home and suspending employee travel. As the installation of solar systems is considered an essential business in many jurisdictions, employees who are working onsite are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation of employees, prohibitions on physical contact with co-workers or customers, restrictions on access through only a single point of entry and exit, eliminating carpooling, and utilizing video conferencing, where possible. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer and disinfectant wipes. Also, we developed a COVID-19 Response Team that meets regularly to develop tailored action plans and protocols to protect our employees and publishes these actions, guidelines, and rules on our intranet that available to all employees.

Across the organization, we have taken specific measures to both sustain our business and operations as well as protect our employees in light of the COVID-19 pandemic. These measures include reducing the salaries of executive officers, fees payable to our independent directors, and temporarily implementing a four-day work week for majority of our employees to address reduced demand and workloads.

From an upstream perspective, we recently implemented a number of specific initiatives to proactively address financial and operational impacts of the COVID-19 pandemic and position our company well for when the solar industry returns to strong growth. These actions include idling our factories in France, Malaysia, Mexico, the Philippines, and the U.S., consistent with actions taken or recommended by governmental authorities. Our factories in France, Malaysia, and the U.S. are beginning to resume production as of early May, and we expect our remaining manufacturing facilities to come back online in the coming weeks, when permitted by the relevant authorities and safe for our employees.

From a downstream perspective, we have also implemented proactive and aggressive measures to protect customers and mitigate operational and financial risk from COVID-19. Many of the same measures we have implemented to protect our employees can also be utilized to protect our customers. Additional measures implemented to protect our customers include instituting additional training and awareness of COVID-19 for our employees and limiting tool sharing at all construction and installation sites. Depending on state and local government regulations, installation of our solar systems can be deemed as essential business activity. We have and will continue to adhere to government guidelines and regulations designed to protect our customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

New Tax Legislation related to the COVID-19 Pandemic

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act permits Net Operating Losses ("NOLs") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Furthermore, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision and Section 163(j) modification of the CARES Act would result in a material cash benefit to us. In addition to any tax refunds available under the CARES Act, we intend to take advantage of the opportunity to defer payroll taxes under the CARES Act which allows payments of the employer share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, to be paid over the following two years. We are also exploring the availability of the employee retention credit provided for under the CARES Act.

Segments Overview

Consistent with fiscal 2019, our segment reporting consists of upstream and downstream structure. Under this segmentation, the SunPower Energy Services Segment ("SunPower Energy Services" or "Downstream") refers to sales of solar energy solutions in the North America region (collectively previously referred to as "Distributed Generation" or "DG") including direct sales of turn-key engineering, procurement and construction ("EPC") services, sales to our third-party dealer network, sales of energy under power purchase agreements ("PPAs"), storage solutions, cash sales and long-term leases directly to end customers, and sales to resellers. The SunPower Energy Services Segment also includes sales of our global Operations and Maintenance ("O&M") services. The SunPower Technologies Segment ("SunPower Technologies" or "Upstream") refers to our technology development, worldwide solar panel manufacturing operations, equipment supply to resellers, commercial and residential end-customers outside of North America ("International DG"), and worldwide power plant project development and project sales. Some support functions and responsibilities have been shifted to each segment, including financial planning and analysis, legal, treasury, tax and accounting support and services, among others.

Our operating structure provides our management with a comprehensive financial overview of our key businesses. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the SunPower Energy Services Segment and SunPower Technologies Segment.

For more information about our business segments, see the section titled "Part I. Item 1. Business" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. For more segment information, see "Item 1. Financial Statements—Note 15. Segment Information and Geographical Information" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. We expect the COVID-19 pandemic will have a material adverse effect on our business, and thus are aggressively managing our response to the pandemic. We believe the most significant elements of uncertainty are the intensity and duration of the impact on project installation and commercial and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution to operate with minimal disruption for the remainder of fiscal 2020 and beyond, all of which could negatively impact our financial position, results of operations, cash flows, and outlook.

Demand

Throughout fiscal 2018 and 2019, we faced market challenges, including competitive solar product pricing pressure and the impact of tariffs imposed pursuant to Section 201 and Section 301 of the Trade Act of 1974. On February 7, 2018, tariffs went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and imposed safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the International Trade Commission. While solar cells and modules based on interdigitated back contact ("IBC") technology, like our E-Series (Maxeon 2), X-Series (Maxeon 3), and A-Series (Maxeon 5) panels and related products, were granted exclusion from these safeguard tariffs on September 19, 2018, our solar products based on other technologies continue to be subject to the safeguard tariffs. On June 13, 2019, the Office of the United States Trade Representative (“USTR”) published a notice describing its grant of exclusion requests for three additional categories of solar products. Beginning on June 13, 2019, the following categories of solar products are not subject to the Section 201 safeguard tariffs: (i) bifacial solar panels that absorb light and generate electricity on each side of the panel and that consist of only bifacial solar cells that absorb light and generate electricity on each side of the cells; (ii) flexible fiberglass solar panels without glass components other than fiberglass, such panels having power outputs ranging from 250 to 900 watts; and (iii) solar panels consisting of solar cells arranged in rows that are laminated in the panel and that are separated by more than 10 mm, with an optical film spanning the gaps between all rows that is designed to direct sunlight onto the solar cells, and not including panels that lack said optical film or only have a white or other backing layer that absorbs or scatters sunlight. The first of these 2019 exclusions, for bifacial solar panels, was revoked by the USTR in October 2019. That revocation was stayed by the U.S. Court of International Trade in November 2019. The USTR then revoked the exclusion again in April 2020, with the second revocation effective May 18, 2020. Because bifacial solar panels are rarely used in the distributed solar markets we serve, and because the other excluded technologies represent an inconsequential share of the global solar market, these exclusions are not expected to have a significant impact on our operations.

Additionally, the USTR initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. The USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. During the three months ended March 29, 2020, we incurred total tariffs charges of approximately $1.0 million.

Furthermore, certain actions taken under the Tariff Act of 1930, as amended, have resulted in the imposition of anti-dumping and countervailing duty trade remedies on certain solar power system components, including those used in our business for the manufacture of solar panels and solar power systems. During the three months ended March 29, 2020, we incurred total AD/CVD charges of less than $0.1 million.

In fiscal 2020, we expect to continue to offer the best opportunities for growth including our industry-leading A-Series (Maxeon 5) cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We also continue to invest in our storage and digital initiatives and other research and development initiatives, including for development of our next generation Maxeon technology

As the solar industry and many of our customers have been severely affected by the COVID-19 pandemic, our business activity and demand have been negatively impacted as well. Considering that the solar industry is an essential business activity in many jurisdictions, we continue to promote, offer, and sell our products and solutions mentioned above to meet the needs of our customers. To mitigate the impacts of COVID-19 and protect our employees and customers, we have implemented proactive and aggressive measures such as video sales consultations. We will continue to monitor the impacts of the COVID-19 pandemic on our demand and product offerings.

Supply
We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-based approach, we focus on SunPower Helix products for our commercial business customers and our SunPower Equinox product for our residential business customers. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon 5 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. Additionally, we continue to focus on producing our lower cost, high efficiency P-Series product line and our A-Series (Maxeon 5) product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We monitor and change our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency A-Series (Maxeon 5) product platform, which utilizes our latest solar cell technology, and our P-Series product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We use our solar cells to manufacture our X-Series (Maxeon 3) and E-Series (Maxeon 2) solar panels at our solar panel assembly facilities located in Mexico and France. We are also increasing production of our P-Series technology at our U.S. manufacturing facility.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Note 8. Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output; however, we face the risk that the pricing of our long-term supply contracts may exceed market value. For example, we purchase our polysilicon under fixed-price long-term supply agreements. The pricing under these agreements from prior years have resulted in above current market pricing for purchasing polysilicon, resulting in inventory losses we have realized. For several years now, we have elected to sell polysilicon inventory in excess of short-term needs to third parties at a loss, and may enter into further similar transactions in future periods.

Due to the impacts of the COVID-19 pandemic, our operations and supply chain have been adversely affected as our factories in France, Malaysia, Mexico, the Philippines, and the U.S. have been idle. To mitigate the impacts, we have implemented cost-cutting measures to protect and maintain our supply chain relationships and manufacturing facilities that will position us for growth as soon as the solar industry stabilizes. These actions include temporary salary reductions and reduced work weeks. We will continue to monitor the impacts of the COVID-19 pandemic on our supply chain relationships, manufacturing facilities, and long-term supply agreements. For more information and discussion on the risks and impact of the COVID-19 pandemic on our supply chain specifically, see "Part 1. Item 1A. Risk Factors—Risks Related to the Novel Coronavirus (“COVID-19”) Pandemic" and "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 to our Business" herein. For additional information about these risks in general, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Results of Operations

Although in the aggregate COVID-19 did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we highlighted certain impacts in the discussion below.

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended
	March 29, 2020		March 31, 2019
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	449,190	100	348,225	100
Total cost of revenue	411,742	92	385,510	111
Gross profit (loss)	37,448	8	(37,285)	(11)
Research and development	15,638	3	14,993	4
Sales, general and administrative	65,958	15	62,857	18
Restructuring charges (credits)	1,576	—	(665)	—
(Gain) loss on sale and impairment of residential lease assets	(274)	—	9,226	3
Gain on business divestitures	—	—	(6,114)	(2)
Operating loss	(45,450)	(10)	(117,582)	(34)
Other income, net	44,936	10	17,134	5
Loss before income taxes and equity in losses of unconsolidated investees	(514)	—	(100,448)	(29)
Provision for income taxes	(1,869)	—	(5,797)	(2)
Equity in losses of unconsolidated investees	245	—	1,680	—
Net loss	(2,138)	—	(104,565)	(31)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	707	—	14,841	4
Net loss attributable to stockholders	$(1,431)	—	$(89,724)	(27)

Total Revenue:

Our total revenue during the three months ended March 29, 2020 increased by 29%, as compared to the three months ended March 31, 2019, primarily due to increases in revenue of both of our SunPower Energy Services Segment and SunPower Technologies Segment.

We did not have significant customers that accounted for greater than 10% of total revenue in the three months ended March 29, 2020 and March 31, 2019.

There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business. The impact of COVID-19 to our revenue during the three months ended March 29, 2020 was not material; however, we currently expect that our revenue will be negatively impacted in 2020 when compared to 2019, the extent of which we cannot accurately predict at this point.

Revenue - by Segment:

A description of our segments, along with other required information can be found in Note 15, "Segment and Geographical Information" of the consolidated financial statements in Item 1 Financial Statements. Below, we have further discussed increase and decrease in revenue for each segment.

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
SunPower Energy Services	$295,261	$241,725	22%
SunPower Technologies	247,989	230,634	8%
Intersegment eliminations and other	(94,060)	(124,134)	(24)%
Total revenue	$449,190	$348,225	29%

SunPower Energy Services

Overall, revenue for the segment increased by 22% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 due to increase in sales to our residential and commercial customers.

Revenue from residential customers increased 24% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to a higher volume of cash sales directly to end customers, residential leases, and residential loans. Revenue from commercial customers increased 7% during the three months ended March 29, 2020 as compared to March 31, 2019 primarily due to an increase in our commercial EPC contracts, offset by a reduction in power generation revenue due to sale of our commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019.

SunPower Technologies

Revenue for the segment increased 8% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 primarily due to higher volume of module sales for projects in Europe and Asia.

Total Cost of Revenue:

Our total cost of revenue increased 7% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to increases in cost of revenue in both SunPower Energy Services segment and SunPower Technology segment. Increase and decrease by segments is discussed below in detail.

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
SunPower Energy Services	$259,987	$223,853	16%
SunPower Technologies	235,062	231,491	2%
Intersegment eliminations and other	(83,307)	(69,834)	19%
Total cost of revenue	$411,742	$385,510	7%
Total cost of revenue as a percentage of total revenue	92%	111%
Total gross margin percentage	8%	(11)%

Cost of Revenue - by Segment:

Below, we have further discussed increase and decrease in cost of revenue for each segment.

SunPower Energy Services

Cost of revenue for the segment increased by 16% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to a higher volume of cash sales directly to end customers, residential leases, and residential loans, as well as commercial EPC projects.

SunPower Technologies

        Cost of revenue for the segment increased by 2% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to higher volume of module sales in Europe and Asia. We also recorded excess capacity costs of $9.7 million during the three months ended March 29, 2020, a majority of which was attributable to the idling of our manufacturing facilities in France, Malaysia, Mexico, the Philippines, and the U.S. to comply with local government authorities' public health measures following the outbreak of COVID-19 pandemic. We will continue to monitor the impact of COVID-19 on excess capacity charges.

Gross Margin - by Segment:

	Three Months Ended
	March 29, 2020	March 31, 2019
SunPower Energy Services	12%	7%
SunPower Technologies	5%	—%

SunPower Energy Services

        Gross margin for the segment increased by 5 percentage points, for the three months ended March 29, 2020, as compared to the three months ended March 31, 2019, primarily as a result of higher volume of channel and commercial sales, with a product mix that has better margin such as cash sales in channel and EPC projects in commercial.

SunPower Technologies

        Gross margin for the segment increased by 5 percentage points, during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to higher margin and volume of module sales in Europe and Asia, partially offset by excess capacity charges due to the idling of our manufacturing facilities, as a result of the outbreak of COVID-19 pandemic.
Research and Development ("R&D")

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
R&D	15,638	14,993	4%
As a percentage of revenue	3%	4%

        R&D expense increased by 4% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to expenditures on our Maxeon 5 cell and panel technology, slightly offset by lower cost of travel expenditures following the implementation of employee travel restrictions as a result of the outbreak of COVID-19 pandemic.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
SG&A	65,958	62,857	5%
As a percentage of revenue	15%	18%

SG&A expense increased by 5% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to higher consulting charges incurred, in connection with the previously announced spin-off, on November 11, 2019.  .

In light of the negative impacts on our business resulting from the COVID-19 outbreak, we are taking measures to significantly reduce SG&A expenses in 2020. As such, we currently expect our SG&A expenses in 2020 will be significantly lower as compared to 2019, including as a result of reducing the salaries of certain of our executive officers and temporarily implementing a four-day work week for a portion of the Company’s employees to address reduced demand and workloads related to the pandemic. There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and our R&D expenses and SG&A expenses may be subject to significant change.

Restructuring Charges (Credits)

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Restructuring charges (credits)	1,576	(665)	(337)%
As a percentage of revenue	—%	—%
Restructuring charges increased 337% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily because of the incurrence of restructuring charges in connection with the December 2019 restructuring plan compared to the three months ended March 31, 2019. See "Item 1. Financial Statements-Note 7. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
(Gain) loss on sale and impairment of residential lease assets	(274)	9,226	(103)%
As a percentage of revenue	—%	3%

        (Gain) loss on sale and impairment of residential lease assets decreased by 103% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to the gain recognized from the refinancing transaction in the first quarter of 2020 associated with sale of residential lease assets in third quarter of fiscal 2019, offset by non-cash impairment charges of $0.3 million.

Gain on business divestiture

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Gain on business divestiture	$—	(6,114)	(100)%
As a percentage of revenue	—%	(2)%

        Gain on business divestiture decreased by 100% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to the gain on sale of $6.1 million of the commercial sale-leaseback portfolio recorded in the quarter ended March 31, 2019 that has not recurred.

Other Income (Expense), Net

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Interest income	$404	$852	(53)%
Interest expense	(10,537)	(16,791)	(37)%
Other Income:
Other, net	55,069	33,073	67%
Other income, net	$44,936	$17,134	162%
As a percentage of revenue	10%	5%

Interest expense decreased 37% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 primarily due to deconsolidation of the sales-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during the first quarter of fiscal 2019 as well as the repurchase of our convertible debt during the first quarter of fiscal 2020.

Other income increased by 67% in the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, primarily due to a $47.9 million gain on an equity investment with a readily determinable fair value in the three months ended March 29, 2020, as compared to a gain of $33.0 million in the three months ended March 31, 2019.

Additionally, we recorded a gain of $3.0 million as a result of early repurchase of our 0.875% debentures due 2021 in the three months ended March 29, 2020, and a gain of $1.3 million related to an increase in the fair value of our equity investment without readily determinable fair value, based on observable market transactions with a third-party investor.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Provision for income taxes	(1,869)	(5,797)	(68)%
As a percentage of revenue	(0.4)%	(2)%

        In the three months ended March 29, 2020, our income tax provision of $1.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $0.5 million was primarily due to projected tax expense in foreign jurisdictions that were profitable, offset by tax benefit related to release of tax reserves in foreign jurisdictions due to lapse of the statute of limitations. Our income tax provision of $5.8 million in the three months ended March 31, 2019 on a loss before income taxes and equity in earnings of unconsolidated investees of $100.4 million was primarily due to tax expense in foreign jurisdictions that are profitable and a net change in valuation allowance from a foreign jurisdiction.

        A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, the accumulated foreign earnings were deemed to have been taxed and were no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of March 29, 2020 as these are intended to be indefinitely reinvested in operations outside the United States.

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

        In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. In July 2019, Altera Corporation, a subsidiary of Intel Inc., requested en banc review of the decision from the Ninth Circuit panel and the request was denied in November 2019. In February 2020, Altera Corporation petitioned the U.S. Supreme Court for review. While a final decision remains outstanding, we quantified and recorded the impact of including such compensation costs, as described in the Ninth Circuit decision, of $5.8 million in the fourth quarter of fiscal 2019 as a reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. If the Altera Ninth Circuit opinion is reversed by the U.S. Supreme Court, we would anticipate unwinding the reduction to both deferred tax asset and valuation allowance as aforementioned. There was no further update in the first quarter of fiscal 2020, and we will continue to monitor the effects of the case’s outcome on our tax provision and related disclosures once more information becomes available.

Equity in Losses of Unconsolidated Investees

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Equity in losses of unconsolidated investees	$245	$1,680	(85)%
As a percentage of revenue	—%	—%
Our equity in losses of unconsolidated investees decreased by 85% in the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, driven by a decrease in our share of losses of unconsolidated investees.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
(In thousands, except percentages)	March 29, 2020	March 31, 2019	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$707	$14,841	(95)%

We have entered into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We determined that we hold controlling interests in these less-than-wholly-owned entities and therefore we have fully consolidated these entities. We apply the hypothetical liquidation at book value method ("HLBV") method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

        The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of 95% during the three months ended March 29, 2020 as compared to the three months ended March 31, 2019, is primarily due to the deconsolidation of a majority of our residential lease assets during the quarter ended September 29, 2019.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets and liabilities as of May 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the fiscal quarter ended March 29, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019
Net cash used in operating activities	$(179,493)	$(149,030)
Net cash provided by (used in) investing activities	$39,326	$(24,471)
Net cash (used in) provided by financing activities	$(73,992)	$46,529

Operating Activities

Net cash used in operating activities for the three months ended March 29, 2020 was $179.5 million and was primarily the result of: (i) $92.6 million decrease in accounts payable and other accrued liabilities, primarily attributable to timing of invoice payments; (ii) $49.2 million gain on equity investments; (iii) $43.1 million increase in inventories to support the construction of our solar energy projects; (iv) $17.9 million increase in accounts receivable, driven by timing of billings and payments; (v) $16.1 million decrease in contract liabilities primarily due to the attainment of milestones billings for a variety of projects; (vi) $8.9 million increase in project assets; (vii) $3.0 million gain on sale of convertible debt; $47.9 million gain on investments with readily determinable fair value; (viii) $2.8 million decrease in operating lease liabilities; (ix) $2.1 million net loss; (x) $0.3 million from deferred taxes; and (xi) $0.2 million from equity in earnings of unconsolidated investees. This was partially offset by: (i) net non-cash charges of $25.7 million related to depreciation, stock-based compensation and other non-cash charges; (ii) $18.6 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (iii) $8.9 million increase in advance payments made to suppliers; (iv) $2.9 million decrease in operating lease right-of-use assets; (v) $0.3 million of impairment of residential lease; and (vi) $0.3 million decrease in contract assets driven by construction activities.

Net cash used in operating activities for the three months ended March 31, 2019 was $149.0 million and was primarily the result of: (i) net loss of $104.6 million; (ii) $41.7 million increase in inventories to support the construction of our solar energy projects; (iii) $33.0 million unrealized gain on equity investments with readily determinable fair value; (iv) $28.8 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (v) $14.6 million decrease in contract liabilities driven by construction activities; (vi) $6.1 million gain on business divestiture; (vii) $1.7 million decrease in equity in earnings of unconsolidated investees; (viii) $1.6 million increase in long-term financing receivables; and (ix) $2.6 million decrease in operating lease liabilities. This was partially offset by: (i) net non-cash charges of $32.3 million related to depreciation, stock-based compensation and other non-cash charges; (ii) $13.1 million increase in advance payments made to suppliers; (iii) $12.2 million decrease in accounts receivable, primarily driven by billings; (iv) impairment of residential lease assets of $9.2 million; (v) $11.7 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (vi) $2.6 million decrease in operating lease right-of-use assets; (vii) $2.0 million net change in income taxes; (viii) $1.7 million decrease in contract assets driven by construction activities; and (ix) $0.8 million decrease in project assets, primarily related to the construction of our Commercial solar energy projects.

Investing Activities

Net cash provided by investing activities in the three months ended March 29, 2020 was $39.3 million, which included proceeds of $46.2 million from the sale of equity investments and return of capital by an unconsolidated investee. This was partially offset by $6.9 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems.

Net cash used in investing activities in the three months ended March 31, 2019 was $24.5 million, which included $34.1 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems. This was partially offset by proceeds of $9.7 million from business divestiture.

Financing Activities

Net cash used in financing activities in the three months ended March 29, 2020 was $74.0 million, which included: (i) $87.1 million of cash paid for convertible debt (ii) $65.7 million in repayments of various debt and other obligations; (iii) $6.9 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; $0.9 million of equity offering costs. This was partially offset by: (i) $76.5 million of proceeds from bank loans and other debt; (ii) $9.7 million of proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; and (iii) $0.4 million of cash received from the settlement of a contingent consideration arrangement.

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

Debt and Credit Sources

Convertible Debentures

As of March 29, 2020, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were initially acquired by Total. Interest is payable semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion rate of 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price equal to approximately $48.76 per share, which provided Total the right to acquire up to 5,126,775 shares of our common stock and now provides the right to acquire 3,969,375 shares of our common stock following the purchase noted below). The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three months ended March 29, 2020, we purchased $90.3 million of aggregated principal amount of our 0.875% debentures due 2021 for approximately $87.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $3.0 million, which represented the difference between the book value of our 0.875% debentures due 2021, net of the remaining unamortized discount prior to repurchase and the reacquisition price of our 0.875% debentures due 2021 upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations.

Financing for Safe Harbor Panels Inventory
        On September 27, 2019, we entered into a joint venture with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance up to 200 megawatts of panels inventory, preserving the 30% federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines.
        The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of March 29, 2020, we have drawn $101.0 million under this facility.

Loan Agreement with California Enterprise Development Authority ("CEDA")

        On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031, under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of March 29, 2020, the fair value of the Bonds was $31.5 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of March 29, 2020, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheet.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into a Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total S.A. up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total S.A., we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total S.A. for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the parent guaranty. We have also agreed to limit our ability to draw funds under the 2019 Revolver, to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of March 29, 2020, we had no outstanding borrowings under the 2019 Revolver.

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

As of March 29, 2020, letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A., which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $50.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, a date that is 91 days prior to the maturity of our 2021 convertible debentures, or the termination of the commitments thereunder. During the three months ended March 29, 2020 we repaid $3.7 million and drew an additional $12.4 million. We had a balance outstanding of $27.9 million as of March 29, 2020. During the three months ended March 31, 2019, we had drawn $9.0 million under this facility and did not have any repayments.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of March 29, 2020, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of March 29, 2020, we had unrestricted cash and cash equivalents of $205.5 million as compared to $423.0 million as of December 29, 2019. Our cash balances are held in numerous locations throughout the world, and as of March 29, 2020, we had approximately $55.2 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred), however, would not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $78.3 million in fiscal 2020 in order to increase our manufacturing capacity for our highest efficiency A-Series (Maxeon 5) product platform and our P-Series technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of March 29, 2020, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of March 29, 2020, outstanding amounts related to our project financing totaled $19.1 million.

There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other debt financing. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. We also continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

The global spread of the coronavirus ("COVID-19") has created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we have instituted certain measures, including requirements to work remotely for the majority of our workforce, travel restrictions and idling of our factories in France, Malaysia, Mexico, the Philippines, and the U.S consistent with actions taken or recommended by governmental authorities. In addition, we have implemented several mitigating actions to prudently manage our business during the current industry uncertainty relating to the COVID-19 pandemic. These actions include reduction of management salaries, freezing of all hiring and merit increases, reduction in capital expenditures and discretionary spending, and temporarily implementing a four-day work week for most of our employees in recognition of reduced demand and workloads due to the pandemic.

Despite the challenging and volatile economic conditions, we believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. While we have not drawn on it, we have the ability to enhance our available cash by borrowing up to $55.0 million under the 2019 Revolver. See Note 10. Debt and Credit Sources. In addition, we have historically been successful in divesting certain investments and non-core assets, and securing other sources of financing, such as raising money in the capital markets, and executing other cost saving initiatives such as restructuring, to satisfy our liquidity needs; however, our access to these sources could be materially and adversely impacted and we may not be able to receive terms as favorable as we would ordinarily expect to receive.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results.

Contractual Obligations

The following table summarizes our contractual obligations as of March 29, 2020:

		Payments Due by Fiscal Period
(In thousands)	Total	2020 (remaining nine months)	2021-2022	2023-2024	Beyond 2024
Convertible debt, including interest[1]	$781,971	$11,210	$345,053	$425,708	$—
CEDA loan, including interest[2]	59,325	2,550	5,100	5,100	46,575
Other debt, including interest[3]	212,114	100,641	105,743	2,065	3,665
Future financing commitments[4]	2,900	2,900	—	—	—
Operating lease commitments[5]	115,549	13,033	34,507	23,789	44,220
Finance lease commitments[6]	1,917	467	1,272	178	—
Non-cancellable purchase orders[7]	129,983	129,983	—	—	—
Purchase commitments under agreements[8]	450,368	293,497	116,931	33,858	6,082
Deferred purchase consideration in connection with acquisition[9]	30,000	30,000	—	—	—
Total	$1,784,127	$584,281	$608,606	$490,698	$100,542

1Convertible debt, including interest, relates to the aggregate of $734.7 million in outstanding principal amount of our senior convertible debentures on March 29, 2020. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

2CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

3Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in "Item 1. Financial Statements—Note 8. Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

4In connection with purchase and joint venture agreements with non-public companies, we will be required to provide additional financing to such parties of up to $2.9 million, subject to certain conditions.

5Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

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

9In connection with the acquisition of AUO SunPower Sdn. Bhd. in 2016, we are required to make noncancellable annual installment payments during 2020.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of March 29, 2020 and December 29, 2019, total liabilities associated with uncertain tax positions were $18.8 million and $20.1 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of March 29, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 8% of our total revenue in both the three months ended March 29, 2020 and March 31, 2019. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $3.6 million and $2.9 million in the three months ended March 29, 2020 and March 31, 2019, respectively. Except for the broad negative effects of the COVID-19 pandemic on the global economy and major financial markets there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 29, 2020 and December 29, 2019, we had designated outstanding cash flow hedge forward contracts with a notional value of $0.0 million and $48.9 million, respectively. As of March 29, 2020 and December 29, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $143.0 million and $142.9 million, respectively. As of March 29, 2020 and December 29, 2019, we had non-designated outstanding forward currency contracts with aggregate notional values of $114.8 million and $17.5 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We have entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for the next year. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of March 29, 2020 and December 29, 2019, advances to suppliers totaled $112.4 million and $121.4 million, respectively. One supplier accounted for 100.0% of total advances to suppliers as of both March 29, 2020 and December 29, 2019.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of March 29, 2020 and December 29, 2019, investments of $27.2 million and $26.5 million, respectively, are accounted for using the equity method. As of March 29, 2020 and December 29, 2019, investments of $7.5 million and $8.7 million are accounted for using the measurement alternative method.

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

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three months ended March 29, 2020 and March 31, 2019, we recorded gains of $47.9 million and $33.0 million, respectively, within "other, net" in our condensed consolidated statement of operations. During the three months ended March 29, 2020, we sold an additional one million of shares of Enphase common stock for cash proceeds of $43.7 million.

Interest Rate Risk and Market Price Risk Involving Debt

As of March 29, 2020, we held outstanding convertible debentures with an aggregate face value of $734.7 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $309.7 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $634.6 million and $719.7 million as of March 29, 2020 and December 29, 2019, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

We also have interest rate risk relating to our other outstanding debt, besides debentures, all of which bear fixed rates of interest (Refer Note 10. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease on market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2020 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under "Item 1. Financial Statements—Note 8. Commitments and Contingencies—Legal Matters" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except for the risk factors described and included below.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and associated economic and other impacts are having an adverse impact on our business, operations, and financial performance, as well as on the operations and financial performance of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives.

The COVID-19 pandemic has had an adverse impact on most aspects of our business, operations, and financial performance, and the impact is ongoing and will likely continue to change. The pandemic has affected our employees and their ability to work, and our ability to conduct our business operations around the globe, reduced demand for our products, disrupted our supply chains, limited the ability of some of our customers to purchase and pay for our products, and caused us to reallocate and prioritize our planned spending among our strategic initiatives. These impacts are substantial and may make it more difficult for us to generate cash flow to meet our own obligations under the terms of our outstanding indebtedness. While we are actively evaluating our ability to obtain relief through various recently announced government assistance programs, such relief may not be available or available on terms acceptable to us, and, even if available, is unlikely to fully mitigate the impacts of the pandemic on our business and our financial results.

Employees. The safety and wellbeing of our employees and customers is paramount in our efforts to address the impacts and uncertainties associated with the COVID-19 pandemic. We have modified our business practices in response to the pandemic, instituting additional health and safety measures such as limiting employee travel, implementing social distancing and remote work protocols, and cancelling physical participation in meetings, events, and conferences. Despite these efforts, such measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic to our employees, dealers, customers and suppliers. Our employees may be unable to work effectively due to illness, quarantine, sheltering-in-place arrangements, or other restrictions imposed by government authorities or that we determine are in the best interests of our employees, and this may harm our operations. We have implemented temporary reductions in the salaries of our executive officers, as well as temporary reductions in salaries and reduced work week schedules for many of our other employees to address reduced demand and workloads related to the pandemic and to conserve cash, with exceptions for certain groups, including those supporting customer and asset services.

Adverse manufacturing, supply, and strategic transaction and investment impacts. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations, including our manufacturing operations, bookings and sales, construction, and installation, and may adversely affect our ability to continue to invest in all of our planned research and development and other initiatives. Consistent with actions taken or recommended by governmental authorities, we temporarily idled our solar cell and module production lines located at our manufacturing facilities in the Philippines, France, Malaysia, Mexico, and the U.S. Our factories in France, Malaysia, and the U.S. are beginning to resume production as of early May, and we expect our remaining manufacturing facilities to come back online in the coming weeks. A return to production to prior levels may take a significant period of time, and may be dependent on similar plans from our suppliers, and we may face disruptions to the timing, capacity, and efficiency of our solar cell and module production lines, which in turn may restrict our ability to match product supplies to customer demand. During a prolonged reduction in manufacturing operations or demand, the business and financial condition of our suppliers and customers may deteriorate, resulting in liquidity challenges, bankruptcies, permanent discontinuation of operations, or an inability to make timely deliveries or payments to us. Our suppliers and vendors may also request new or changed credit terms, which could effectively increase the prices we pay for raw materials and supplies.

The COVID-19 pandemic may adversely affect our ability to engage in strategic acquisitions, divestitures, joint ventures, or other transactions, including the spin-off of our Maxeon Solar business, by limiting our ability to obtain, or obtain in a timely manner and on acceptable terms, approvals from governmental authorities or works councils; by resulting in the delay of necessary corporate or lender approvals; limiting the ability or willingness of our counterparties to consummate transactions; delaying our ability to achieve synergies, integrate IT infrastructure, technologies or products; and delaying the hiring, or impairing the retention and integration, of key technical, management, sales, and other personnel. Additionally, although we continue to invest in our storage and digital initiatives and other research and development initiatives, including the development of our next generation Maxeon technology, we cannot be certain whether we will realize the anticipated value of such investments, or realize the anticipated value within previously predicted time frames, in light of the economic uncertainty caused by the COVID-19 pandemic and steps we have taken in response to reduce workweek length and promote social distancing and remote work for employees.

Decline in Demand for Products and Services. We have experienced, and expect to continue to experience, a decline in demand for our commercial and residential solar photovoltaic systems in light of the global economic slowdown caused by the COVID-19 pandemic and the associated decrease in corporate and consumer spending, which we expect will have a near-term adverse impact on our business, financial condition, results of operations, and cash flows. Additionally, as credit markets become more challenging, we may be unable to obtain financing for our commercial solar power projects, residential customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with third parties to finance the construction of our solar power systems, and the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth of our business. We rely on financing structures that monetize a substantial portion of the federal investment tax credit (“ITC”) available to owners of commercial and residential solar power systems. If the COVID-19 pandemic results in a prolonged recession and a reduction in taxable income, then our tax equity financing partners may experience a reduction in their ability to utilize the ITC, and we may consequently experience financing delays that affect the amount or timing of the available ITC, or they may only offer to finance projects on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenues and the growth of our business. We may be unable to collect payments from our customers in the event they enter into bankruptcy or otherwise fail to make payments when due, or our customers may seek to terminate or renegotiate less favorable terms of current agreements or renewals, all of which could increase our credit and residual value losses, as well as our allowance for credit losses and early termination losses on leases. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risk of inventory shortages or excess inventory.

The COVID-19 pandemic has also resulted in construction delays due to government restrictions on non-essential activities (including many types of construction activity), leading to delays, permitting challenges, material and labor shortages, limitations on access to customer sites, or the ability to complete construction safely. As a result, the timing of the start of construction or investment decisions has been and may continue to be delayed, and some of the solar projects in our development pipeline may not be completed on time or at all. If market conditions continue to deteriorate, we may experience additional delays in disposing of projects or changes in amounts realized on disposition, which may lead to significant fluctuations in our period-over-period results of operations and our cash flow.

Impacts on our ability to meet our own financial commitments. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows. In light of reduced demand and general economic uncertainty related to the COVID-19 pandemic, we cannot be assured that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, restructuring, or capital raising effort, or that such transactions would be on favorable terms.

Uncertainties surrounding government assistance. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. We do not know the extent to which these benefits will be available to our dealers or customers, how these benefits will affect demand for our products, or when any benefits will be realized by us or others. While we are currently assessing whether we will qualify for certain of the business loans under the CARES Act, pending the issuance of guidance by the Department of Treasury and the Federal Reserve, we may not qualify for such assistance, or, if we do qualify, loans may not be available to us on sufficiently favorable terms, and may come with significant restrictions that could impact our business operations and financial results. We may decide not to take advantage of available loans for these or other reasons.

Impact on other risks inherent in our business. The overall effect that the COVID-19 pandemic will have on our business, financial condition, and results of operations will depend on future developments, including the ultimate duration and scope of the pandemic, the timing of lifting or easing of various governmental restrictions, the impact on our suppliers, dealers, and customers, and how quickly economic conditions, operations, and the demand for our products return to prior levels.

In addition to the risks described above, the pandemic and associated economic and other impacts may also have the effect of heightening the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 29, 2019; in particular, see the “Risks Related to our Sales Channels,” “Risks Related to our Liquidity,” “Risks Related to our Supply Chain,” and “Risks Related to our Operations.” The ultimate effect that the pandemic may have on our operating and financial results is not presently known to us or may present unanticipated risks that cannot be determined at this time.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 30, 2019 through January 26, 2020	144,970	$7.65	—	—
January 27, 2020 through February 23, 2020	18,923	$9.84	—	—
February 24, 2020 through March 29, 2020	653,980	$8.60	—	—
	817,873		—	—
1 The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1*	Debenture Repurchase Agreement, dated February 14, 2020, by and between SunPower Corporation and Total Solar INTL SAS.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 29, 2020 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

May 7, 2020	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer