Form 10-Q
period 2020-06-28
SUNPOWER CORP
filed 2020-08-05
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

The total number of outstanding shares of the registrant’s common stock as of July 31, 2020 was 170,085,868.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	June 28, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$235,307	$422,955
Restricted cash and cash equivalents, current portion	30,631	26,348
Restricted short-term marketable securities	6,322	6,187
Accounts receivable, net[1]	157,132	226,476
Contract assets[1]	105,221	99,426
Inventories	360,416	358,257
Advances to suppliers, current portion	108,464	107,388
Project assets - plants and land, current portion	24,567	12,650
Prepaid expenses and other current assets	84,718	121,244
Total current assets	1,112,778	1,380,931

Restricted cash and cash equivalents, net of current portion	8,420	9,354
Property, plant and equipment, net	299,644	323,726
Operating lease right-of-use assets	56,849	51,258
Solar power systems leased, net	52,441	54,338
Advances to suppliers, net of current portion	889	13,993
Other intangible assets, net	3,280	7,466
Other long-term assets	404,222	330,855
Total assets	$1,938,523	$2,171,921

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$357,046	$441,759
Accrued liabilities[1]	188,113	203,890
Operating lease liabilities, current portion	11,833	9,463
Contract liabilities, current portion[1]	88,265	138,441
Short-term debt	128,643	104,856
Convertible debt, current portion[1]	309,228	—
Total current liabilities	1,083,128	898,409

Long-term debt	92,676	113,827
Convertible debt[1]	421,822	820,259
Operating lease liabilities, net of current portion	51,073	46,089
Contract liabilities, net of current portion[1]	61,782	67,538
Other long-term liabilities	186,737	204,300
Total liabilities	1,897,218	2,150,422
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of June 28, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 182,830 shares issued, and 170,059 shares outstanding as of June 28, 2020; 179,845 shares issued, and 168,121 shares outstanding as of December 29, 2019	170	168
Additional paid-in capital	2,674,379	2,661,819
Accumulated deficit	(2,431,732)	(2,449,679)
Accumulated other comprehensive loss	(10,365)	(9,512)
Treasury stock, at cost: 12,770 shares of common stock as of June 28, 2020; 11,724 shares of common stock as of December 29, 2019	(200,796)	(192,633)
Total stockholders' equity	31,656	10,163
Noncontrolling interests in subsidiaries	9,649	11,336
Total equity	41,305	21,499
Total liabilities and equity	$1,938,523	$2,171,921
1We have related-party balances for transactions made with Total SE and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "prepaid expenses and other current assets," "contract assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt," and "contract liabilities, net of current portion," financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Solar power systems, components, and other[1]	$347,655	$426,841	$791,588	$768,283
Residential leasing	1,329	1,676	2,653	5,560
Solar services	3,930	7,764	7,863	10,663
	352,914	436,281	802,104	784,506
Cost of revenue:
Solar power systems, components, and other[1]	329,169	412,383	738,186	793,289
Residential leasing	1,217	1,350	2,513	4,372
Solar services	930	2,748	2,359	4,330
	331,316	416,481	743,058	801,991
Gross profit (loss)	21,598	19,800	59,046	(17,485)
Operating expenses:
Research and development[1]	12,335	18,159	27,973	33,152
Sales, general and administrative	55,967	61,978	121,925	124,835
Restructuring charges	1,259	2,453	2,835	1,788
(Gain) loss on sale and impairment of residential lease assets	141	8,301	(133)	17,527
Gain on business divestiture	(10,458)	(137,286)	(10,458)	(143,400)
Total operating expenses (income)	59,244	(46,395)	142,142	33,902
Operating income (loss)	(37,646)	66,195	(83,096)	(51,387)
Other income (expense), net:
Interest income	174	566	578	1,418
Interest expense[1]	(10,205)	(16,424)	(20,742)	(33,215)
Other, net	70,032	67,768	125,101	100,841
Other income, net	60,001	51,910	104,937	69,044
Income before income taxes and equity in earnings of unconsolidated investees	22,355	118,105	21,841	17,657
Provision for income taxes	(3,068)	(6,068)	(4,937)	(11,865)
Equity in losses of unconsolidated investees	(889)	(1,963)	(644)	(283)
Net income	18,398	110,074	16,260	5,509
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	980	11,385	1,687	26,226
Net income attributable to stockholders	$19,378	$121,459	$17,947	$31,735

Net income per share attributable to stockholders:
Basic	0.11	0.85	0.11	0.22
Diluted	0.11	0.75	0.10	0.22
Weighted-average shares:
Basic	170,003	142,471	169,413	142,095
Diluted	178,118	166,837	170,971	143,062
1We have related-party transactions with Total SE and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our condensed consolidated statements of operations (see Note 2 and Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$18,398	$110,074	$16,260	$5,509
Components of other comprehensive income:
Translation adjustment	909	811	134	790
Net change in derivatives (Note 12)	(2,626)	(900)	(938)	(715)
Net loss on long-term pension liability obligation	—	—	(49)	—
Income taxes	141	255	—	190
Total other comprehensive income (loss)	(1,576)	166	(853)	265
Total comprehensive income	16,822	110,240	15,407	5,774
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	980	11,385	1,687	26,226
Comprehensive income attributable to stockholders	$17,802	$121,625	$17,094	$32,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity (Deficit)
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net loss	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	170	2,668,704	(199,543)	(8,789)	(2,451,110)	9,432	10,629	20,061
Net income (loss)	—	—	—	—	—	19,378	19,378	(980)	18,398
Other comprehensive loss	—	—	—	—	(1,576)	—	(1,576)	—	(1,576)
Issuance of restricted stock to employees, net of cancellations	533		—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,675	—	—	—	5,675	—	5,675
Purchases of treasury stock	(229)	—	—	(1,253)	—	—	(1,253)	—	(1,253)
Balances at June 28, 2020	170,059	$170	$2,674,379	$(200,796)	$(10,365)	$(2,431,732)	$31,656	$9,649	$41,305

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net loss	—	—	—	—	—	(89,724)	(89,724)	(14,841)	(104,565)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—	—	—	—	99	—	99	—	99
Issuance of restricted stock to employees, net of cancellations	1,848	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	6,628	—	—	—	6,628	—	6,628
Contributions from noncontrolling interests	—	—	—	—	—	—	—	20,987	20,987
Purchases of treasury stock	(633)	(1)	—	(3,871)	—	—	(3,872)	—	(3,872)
Balances at March 31, 2019	142,393	142	2,469,998	(190,940)	(4,051)	(2,561,561)	(286,412)	64,956	(221,456)
Net income (loss)	—	—	—	—	—	121,459	121,459	(11,385)	110,074
Other comprehensive income	—	—	—	—	166	—	166	—	166
Issuance of restricted stock to employees, net of cancellations	173	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,790	—	—	—	6,790	—	6,790
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,590	8,590
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(316)	(316)
Purchases of treasury stock	(51)	—	—	(494)	—	—	(494)	—	(494)
Balances at June 30, 2019	142,515	$143	$2,476,788	$(191,434)	$(3,885)	$(2,440,102)	$(158,490)	$61,845	$(96,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	16,260	5,509
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,810	46,724
Non-cash restructuring charges	—	2,346
Stock-based compensation	12,746	11,936
Non-cash interest expense	3,748	4,925
Bad debt expense	3,566	1,661
Equity in losses of unconsolidated investees	644	283
Gain on equity investments	(120,214)	(100,500)
Gain on retirement of convertible debt	(2,956)	—
Gain on business divestiture	(10,458)	(143,400)
Deferred income taxes	1,032	2,044
Impairment of property, plant and equipment	—	777
Gain on sale and impairment of residential lease assets	429	25,954
Changes in operating assets and liabilities:
Accounts receivable	58,909	(50,292)
Contract assets	(2,869)	7,409
Inventories	(6,725)	(62,104)
Project assets	(11,905)	(6,198)
Prepaid expenses and other assets	28,038	(15,485)
Operating lease right-of-use assets	7,786	(8,780)
Long-term financing receivables, net	—	(954)
Advances to suppliers	12,029	24,774
Accounts payable and other accrued liabilities	(126,236)	11,199
Contract liabilities	(50,454)	3,418
Operating lease liabilities	(6,022)	8,663
Net cash used in operating activities	(158,842)	(230,091)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,805)	(18,204)
Cash paid for solar power systems	(2,647)	(43,323)
Proceeds from business divestiture, net of de-consolidated cash[2]	15,417	40,491
Proceeds from sale of equity investment and return of capital by an unconsolidated investee	46,149	—
Proceeds from sale of property, plant and equipment	—	228
Proceeds from return of capital of equity investments with fair value option	7,724	—
Cash paid for equity investments with fair value option	—	(10,000)
Net cash provided by (used in) investing activities	55,838	(30,808)
Cash flows from financing activities:
Proceeds from bank loans and other debt	121,498	143,666
Repayment of bank loans and other debt	(119,335)	(125,060)
Proceeds from issuance of non-recourse residential financing, net of issuance costs	—	65,731
Repayment of non-recourse residential financing	—	(1,156)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	29,577
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	(316)
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	10,644	—
Cash paid for repurchase of convertible debt	(87,141)	—
Settlement of contingent consideration arrangement, net of cash received	2,234	(2,448)
Equity offering costs paid	(928)	—
Payment for prior business combination	—	(9,000)
Purchases of stock for tax withholding obligations on vested restricted stock	(8,381)	(4,365)
Net cash provided by (used in) financing activities	(81,409)	96,629
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	114	259
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(184,299)	(164,011)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	458,657	363,763
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$274,358	$199,752

Non-cash transactions:
Costs of solar power systems sourced from existing inventory	$—	$21,173
Costs of solar power systems funded by liabilities	$1,716	$4,529
Property, plant and equipment acquisitions funded by liabilities	$5,452	$22,560
Right-of-use assets obtained in exchange for lease obligations[3]	$13,424	$94,805
Derecognition of financing obligations upon business divestiture	$—	$590,884
Assumption of liabilities in connection with business divestiture[4]	$9,085	$—
Holdbacks in connection with business divestiture[4]	$7,199	$2,425
Aged supplier financing balances reclassified from accounts payable to short-term debt	$23,933	$—
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

2Amount for the six months ended June 28, 2020 is net of de-consolidated cash of $0.6 million

3Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842") and additional Right-of-Use ("ROU") asset additions.

4See Note 4.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," "we," "us," and "our") is a leading global energy company that delivers complete solar solutions to residential and commercial customers worldwide through an array of hardware, software, and financing options and through solar power solutions, operations and maintenance ("O&M") services, and "Smart Energy" solutions. SunPower's Smart Energy initiative is designed to add layers of intelligent controls to homes, buildings and grids - all personalized through easy-to-use customer interfaces. Of all the solar cells commercially available to the mass market, we believe our solar cells have the highest solar power conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total", formerly Total Energies Nouvelles Activités USA) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of Total SE ("Total SE") (see "Note 2. Transactions with Total and Total SE").

Liquidity

The global spread of the coronavirus ("COVID-19") created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we instituted certain measures, including requirements to work remotely for the majority of our workforce, travel restrictions and the idling of our factories in France, Malaysia, Mexico, the Philippines, and the U.S consistent with actions taken or recommended by governmental authorities. All of our factories have resumed production as of May, in compliance with the relevant local restrictions. We implemented several mitigating actions to prudently manage our business during the current industry uncertainty relating to the COVID-19 pandemic. These actions include reducing management salaries, freezing hiring and merit increases, reducing capital expenditures and discretionary spending, and temporarily moving most of our employees to a four-day work week in recognition of reduced demand and workloads due to the pandemic. Most of our employees reverted back to a full work week during the last week of June and returned to full salary during the last week of July. We also continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

Sufficient working capital and liquidity is necessary to support repayment of our $309.7 million 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"), $193.6 million of which are held by Total, for which we believe our projected cash and cash equivalents including proceeds received from the proposed spin-off ("Spin-Off") of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) will be adequate. Related to this transaction, we have satisfied the substantive closing conditions to the proposed investment by Tianjin Zhonghuan Semiconductor Co., Ltd., (“TZS”), a PRC joint stock limited company, into the Maxeon Solar business including, among other things, the SEC declaring the Maxeon Solar Form 20-F effective under the Exchange Act and entering into financing arrangements for available borrowing capacity of no less than $325.0 million. The remaining corporate and other actions necessary to execute and consummate the Spin-Off transaction include the funding into escrow of the final remaining portion of the TZS investment, and we currently expect the Spin-Off to be completed before the end of the third fiscal quarter of 2020. Assuming the Spin-Off is completed as planned, we believe that together with our projected cash and cash equivalents, it will generate sufficient proceeds to satisfy our debt obligations under the 0.875% debentures due 2021, however the completion of this transaction is not certain until the actual closing. In addition, if the Spin-Off transaction is not completed as planned, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to satisfy our liquidity needs; however, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including COVID-19. Even when we can access capital markets, the terms available to us from these sources could be materially and adversely impacted, which may result in less favorable terms than we would ordinarily expect to receive. If these alternative actions were necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results over time.

Basis of Presentation and Preparation

        Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated on consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 29, 2019 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 18, 2020 but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The operating results for the three and six months ended June 28, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.
        We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2020, is a 53-week fiscal year, while fiscal year 2019 was a 52-week fiscal year. The second quarter of fiscal 2020 ended on June 28, 2020, while the second quarter of fiscal 2019 ended on June 30, 2019.
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

Summary of Selected Significant Accounting Policies

Included below, are selected significant accounting policies that were added or modified during the six months ended June 28, 2020 as a result of new transactions entered into or the adoption of new accounting policies. Refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for the full list of our significant accounting policies.

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

As of June 28, 2020, we reported $157.1 million of accounts receivable, net of allowances of $22.9 million. Based on aging analysis as of June 28, 2020, 72% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 5. Balance Sheet Components, for more details on changes in allowance for credit losses. We are continuing to actively monitor the impact of the COVID-19 pandemic on our expected credit losses.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We adopted the ASU during the second quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of June 28, 2020, ownership of our outstanding common stock by Total SE and its affiliates was approximately 52%.

Supply Agreements

In November 2016, we and Total entered into a four-year, up to 200 megawatts ("MW") supply agreement to support the solarization of certain Total facilities. The agreement covers the supply of 150 MW of E-Series (Maxeon 2) panels with an option to purchase up to another 50 MW of our Performance Line (formerly "P-Series") solar panels. In March 2017, we received a prepayment totaling $88.5 million. The prepayment is secured by assets located in the United States and in Mexico.

We recognize revenue for solar panels supplied under this arrangement consistent with our revenue recognition policy for solar power components at a point in time when control of such products transfers to the customer, which generally occurs upon shipment or delivery depending on the terms of the contracts. In the second quarter of fiscal 2017, we started to supply Total with solar panels under the supply agreement and as of June 28, 2020, we had $13.2 million of "contract liabilities, current portion" and $31.9 million of "contract liabilities, net of current portion" on our condensed consolidated balance sheets related to the aforementioned supply agreement (see Note 9. Commitments and Contingencies").

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

In December 2019, we entered into and closed four membership interest purchase and project development agreements to sell our membership interests in certain project companies to Total Strong, LLC., a joint venture between Total and Hannon Armstrong. We recognized revenue of $6.2 million for sales to this joint venture, which is included within "Solar power systems, components, and other" on our consolidated statements of operations for fiscal 2019. During the three months and six months ended June 28, 2020, we recognized revenue of $20.0 million and $31.3 million, respectively, for sales to this joint venture, that included project companies sold in the previous quarters, and continued recognition of EPC revenue for sales in the previous quarters, which is included within "Solar power systems, components, and other" on our condensed consolidated statements of operations.

Affiliation Agreement

We and Total have entered into an Affiliation Agreement that governs the relationship between Total and us (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, Total SE, and any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power and imposes certain limitations on the Total Group's ability to transfer 40% or more of our outstanding shares or voting power to a single person or group that is not a direct or indirect subsidiary of Total SE. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our Board of Directors.

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

Joint Solar Projects with Total and its Affiliates

We enter into various engineering, procurement, and construction ("EPC") and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of June 28, 2020, we had $24.0 million of "Contract assets" and $3.5 million of "Accounts receivable, net" on our condensed consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During the fiscal 2018, in connection with a co-development solar project in Japan among us, Total, and an independent third party, we sold 25% of ownership interests in the co-development solar project to Total, for an immaterial amount of proceeds. We sold the remaining 25% of ownership interest to Total in the six months ended September 29, 2019, for proceeds of $4.6 million, and recognized a gain of $2.9 million, which is included within "other, net" in our condensed consolidated statements of operations for fiscal 2019. Development service revenue of $6.4 million was also recognized during fiscal 2019. We have also agreed to supply solar panels under this arrangement with sales beginning in October 2019 and expected to occur through November 2020. We recognize revenue from these sales consistent with our revenue recognition policy from solar power components.

In connection with a co-development solar project in Chile between us and Total, we sold all of our 50% of ownership interests in the co-development project to Total in fiscal 2019, for proceeds of $14.1 million, and recognized a gain of $11.0 million, which is included within "other, net" in our condensed consolidated statements of operations for fiscal 2019. Further, Total assisted us in obtaining a solar module supply agreement with a third-party construction company building this project. We incurred charges of approximately $10.2 million, for Total's services in assisting us to secure the module supply agreement, that will be paid directly to Total in the third quarter of fiscal 2020. Of the $10.2 million, $4.9 million was recognized in the fourth quarter of fiscal 2019, $3.4 million in the first quarter of fiscal 2020, and the remainder of $1.9 million was recognized in the second quarter of fiscal 2020.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 10. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	June 28, 2020	December 29, 2019
Accounts receivable	$3,501	$6,707
Contract assets	24,034	8,133
Prepaid and other assets	1,906	—
Accounts payable	13,309	4,921
Contract liabilities, current portion[1]	13,217	18,786
Contract liabilities, net of current portion[1]	31,896	35,427
1 Refer to Note 9. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Solar power systems, components, and other	$34,533	$6,641	$63,779	$12,684
Cost of revenue:
Solar power systems, components, and other	16,475	5,032	44,324	9,374
Other income
Gain on early retirement of convertible debt	—	—	1,850	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	93	13	244
Interest expense incurred on the 0.875% debentures due 2021	428	547	832	1,094
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	1,998	2,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and six months ended June 28, 2020, and June 30, 2019 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Module and component sales	$83,237	$113,805	$113,345	$143,707	$196,582	$257,512
Solar power systems sales and EPC services	51,791	110,749	89,885	47,304	141,676	158,053
Operations and maintenance	—	—	9,397	11,276	9,397	11,276
Residential leasing	—	—	1,329	1,676	1,329	1,676
Solar services[1]	—	—	3,930	7,764	3,930	7,764
Revenue	$135,028	$224,554	$217,886	$211,727	$352,914	$436,281

	Six Months Ended
(In thousands)	SunPower Technologies		SunPower Energy Services		Total Revenue
Category	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Module and component sales	$177,535	$193,328	$279,083	$259,363	$456,618	$452,691
Solar power systems sales and EPC services	116,814	201,230	193,689	93,842	310,503	295,072
Operations and maintenance	—	—	24,467	20,520	24,467	20,520
Residential leasing	—	—	2,653	5,560	2,653	5,560
Solar services[1]	—	—	7,863	10,663	7,863	10,663
Revenue	$294,349	$394,558	$507,755	$389,948	$802,104	$784,506

1Upon adoption of ASC 842, revenues from residential leasing are being accounted for under ASU No. 2014-09 ("ASC 606") and recorded under 'Solar services'

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract, and we recognize revenue for operations and maintenance and solar services over the term of the service period.

For EPC revenue and solar power systems sales, we commence recognizing revenue when control of the underlying system transfers to the customer and continue recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. For contracts in which we sell membership interests in certain project companies that are owned by a to joint venture formed between Total and Hannon Armstrong, we recognize revenue for the initial development and other solar assets at the point that control transfers to the customer, and we recognize continuing EPC revenue for work provided to the joint venture over time as work is performed.

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

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 28, 2020 and June 30, 2019 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands, except number of projects)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Decrease in revenue from net changes in transaction prices	$(308)	$—	$(308)	$(3,301)
Increase (decrease) in revenue from net changes in input cost estimates	1,082	—	(51)	2,410
Net decrease in revenue from net changes in estimates	$774	$—	(359)	$(891)

Number of projects	1	—	2	1

Net change in estimate as a percentage of aggregate revenue for associated projects	11.5%	—%	(0.3)%	(11.3)%

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

During the three and six months ended June 28, 2020, the decrease in contract assets of $0.1 million and $0.4 million, respectively, was primarily driven by billings for commercial projects where certain milestones had been reached as well as changes in estimates of variable consideration due for previous sales of certain power plant projects. During the three and six months ended June 30, 2019, the decrease in contract assets of $5.7 million and $7.4 million, respectively, was primarily driven by billings for commercial projects where certain milestones had been reached. During the three and six months ended June 28, 2020, the decrease in contract liabilities of $37.5 million and $53.7 million, respectively, was primarily due to the utilization of customer advances. During the three months ended June 30, 2019, the increase in contract liabilities of $17.4 million was primarily due to customer advances. During the six months ended June 30, 2019, the decrease in contract liabilities of $18.6 million was primarily due to utilization of customer advances, reclassification of contract liabilities related to sale-leaseback arrangements to lease liabilities, and adjustment for a portion of deferred profit on sale-leaseback arrangements to retained earnings, upon adoption of ASC 842. During the three and six months ended June 28, 2020, we recognized revenue of $38.6 million and $69.4 million that was included in contract liabilities as of March 29, 2020 and December 29, 2019, respectively. During the three and six months ended June 30, 2019, we recognized revenue of $29.6 million and $41.6 million, respectively, that was included in contract liabilities as of March 31, 2019 and December 30, 2018, respectively.

The following table represents our remaining performance obligations as of June 28, 2020 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $199.3 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2021	68.2%

As of June 28, 2020, we have entered into contracts with customers for sales of modules, components, and residential solar systems, for an aggregate transaction price of $369.8 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BUSINESS DIVESTITURE

Sale of Operations and Maintenance Business

In the third quarter of fiscal 2019, we signed a Membership Interest and Purchase Agreement ("MIPA") with NovaSource Power Services ("NovaSource”) to sell our O&M services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities, for total consideration of $36.3 million. The transaction closed on May 14, 2020, when agreed conditions precedent were met and consideration due under the MIPA was received from NovaSource.

Upon closing, we received net cash consideration of $16.0 million after an estimated $5.3 million working capital adjustment, as well as hold-backs totaling in aggregate $15.0 million for certain retained obligations and contracts not novated as of closing. We assessed the recoverability of these holdbacks and included our best estimate of the amount recoverable in the future, in our calculation of net gain on sale. The final net consideration is subject to final working capital adjustments that are expected to be agreed and finalized with NovaSource during the third quarter of fiscal 2020, which are not expected to materially impact the gain recognized in the second quarter of fiscal 2020. Additionally, we also agreed to retain and subcontract certain O&M contracts for selected large utility scale power plant projects in North America at a fixed price to NovaSource. The contracts were deemed loss-making on the closing date and accordingly, we recorded a liability for the expected loss to be recognized for these contracts that will be amortized over the expected period of loss of 3 years.

In evaluating the accounting treatment for this sale, the transaction was considered the sale of a business as defined in ASC 805, Business Combinations. We recorded a gain of $10.5 million, which was recorded "gain on business divestiture" in our condensed consolidated statements of operations for the three and six months ended June 28, 2020. We recorded $1.0 million of tax expense during the six months ended June 28, 2020 related to the sale and also recorded $2.7 million of transaction expenses, which were expensed as incurred and included within “sales, general and administrative expenses” in our condensed consolidated statement of operations for the three and six months ended June 28, 2020.

The assets and liabilities of our O&M business that were sold in the transaction are summarized below:

(In thousands)
Accounts receivable	$5,693
Contract assets, current portion	3,239
Prepaid expenses, other current assets, and cash	4,786
Other long-term assets	634
Total assets	14,352

Accounts payable	3,434
Contract liabilities, current portion	4,204
Other current liabilities	808
Other long-term liabilities	2,245
Total liabilities	10,691
Net assets	$3,661

As of June 28, 2020, net proceeds received are as follows:

(In thousands)
Purchase price	$36,300
Holdback receivables, including contracts not novated	(15,000)
Estimated working capital adjustment, upon close	(5,324)
Net proceeds received	$15,976

Net gain on sale for the three and six months ended June 28, 2020 is as follows:

(In thousands)
Net proceeds received	$15,976
Estimated receivable from amount held back for retained obligations	7,199
Liabilities for loss-making contracts retained	(6,026)
Book value of net assets sold	(3,661)
Estimated working capital adjustment, post close[1]	(3,030)
Net gain on sale	$10,458

1 Final working capital adjustment will be completed during the third quarter of fiscal 2020.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	June 28, 2020	December 29, 2019
Accounts receivable, gross[1]	$180,825	$247,258
Less: allowance for credit losses	(22,902)	(19,975)
Less: allowance for sales returns	(791)	(807)
Accounts receivable, net	$157,132	$226,476
1There is a lien on our accounts receivable of $53.5 million of our consolidated accounts receivable, gross, as of June 28, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Balance at beginning of period	$22,484	$18,321	$19,975	$16,906
Provision for credit losses	1,325	(10)	3,566	1,661
Charge offs, net of recoveries	(907)	2,764	(639)	2,508
Balance at end of period	$22,902	$21,075	$22,902	$21,075

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

During the three and six months ended June 28, 2020, we sold accounts receivable invoices amounting to $43.1 million and $93.6 million, respectively. During the three and six months ended June 30, 2019, we sold accounts receivable invoices amounting to $23.4 million and $44.3 million, respectively. As of June 28, 2020 and December 29, 2019, total uncollected accounts receivable from end customers under both arrangements were $13.5 million and $11.6 million, respectively. Transaction fees incurred for these arrangements were not material during the three and six months ended June 28, 2020 and June 30, 2019.

Inventories

	As of
(In thousands)	June 28, 2020	December 29, 2019
Raw materials	$66,945	$54,936
Work-in-process	65,011	62,993
Finished goods	228,460	240,328
Inventories1 2	$360,416	$358,257
1A lien of $125.4 million exists on our gross inventory as of June 28, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

2 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets."

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	June 28, 2020	December 29, 2019
Deferred project costs	$20,507	$29,652
VAT receivables, current portion	4,323	7,986
Deferred costs for solar power systems	20,935	29,631
Derivative financial instruments	1,273	1,002
Other receivables	22,019	37,140
Prepaid taxes	—	718
Other	15,661	15,115
Prepaid expenses and other current assets	$84,718	$121,244

Property, Plant and Equipment, Net

	As of
(In thousands)	June 28, 2020	December 29, 2019
Manufacturing equipment	$144,289	$144,614
Land and buildings	137,870	137,723
Leasehold improvements	105,327	103,393
Solar power systems	31,547	30,518
Computer equipment	90,200	93,312
Furniture and fixtures	9,209	9,471
Construction-in-process	15,800	15,730
Property, plant and equipment, gross	534,242	534,761
Less: accumulated depreciation	(234,598)	(211,035)
Property, plant and equipment, net	$299,644	$323,726

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	June 28, 2020	December 29, 2019
United States	$51,267	$56,507
Philippines	85,135	92,598
Malaysia	136,611	145,246
Mexico	16,961	18,862
Europe	9,657	10,469
Other	13	44
Property, plant and equipment, net, by geography[1]	$299,644	$323,726
1Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	June 28, 2020	December 29, 2019
Equity investments with readily determinable fair value	$249,152	$173,908
Equity investments without readily determinable fair value	7,481	8,661
Equity investments with fair value option	9,776	17,500
Equity method investments	25,826	26,533
Long-term inventory[1]	51,252	48,214
Other	60,735	56,039
Other long-term assets	$404,222	$330,855
1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 10. Equity Investments for details.

Accrued Liabilities

	As of
(In thousands)	June 28, 2020	December 29, 2019
Employee compensation and employee benefits	$30,877	$47,901
Interest payable	10,943	10,161
Short-term warranty reserves	40,083	30,979
Restructuring reserve	6,146	6,601
VAT payables	11,102	6,393
Derivative financial instruments	2,107	1,962
Legal expenses	13,531	13,111
Taxes payable	18,433	32,191
Liability due to supply agreement	29,314	28,031
Other	25,577	26,560
Accrued liabilities	$188,113	$203,890

Other Long-term Liabilities

	As of
(In thousands)	June 28, 2020	December 29, 2019
Deferred revenue[1]	$38,401	$40,246
Long-term warranty reserves	86,354	107,466
Unrecognized tax benefits	19,663	20,067
Long-term pension liability	6,632	5,897
Derivative financial instruments	649	373
Other	35,038	30,251
Other long-term liabilities	$186,737	$204,300
1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	June 28, 2020	December 29, 2019
Cumulative translation adjustment	$(12,116)	$(12,250)
Net unrealized loss on derivative financial instruments	(2,175)	(1,238)
Net gain on long-term pension liability obligation	3,927	3,976
Deferred taxes	(1)	—
Accumulated other comprehensive loss	$(10,365)	$(9,512)

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of June 28, 2020 and December 29, 2019:

	As of
(In thousands)	June 28, 2020	December 29, 2019
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$116,416	$116,948
	116,416	116,948
Less: accumulated depreciation and impairment[2]	(63,975)	(62,610)
Solar power systems leased, net	$52,441	$54,338
1Solar power systems leased, net, are physically located exclusively in the United States.

2For the three and six months ended June 30, 2019, we recognized a non-cash impairment charge of $0.0 million and $4.0 million, respectively on solar power systems leased. No impairment charges were recorded for the three and six months ended June 28, 2020.

The following table presents our minimum future rental receipts on operating leases placed in service as of June 28, 2020:

(In thousands)	Fiscal 2020 (remaining six months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$39	$54	$54	$55	$55	$798	$1,055
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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of June 28, 2020 and December 29, 2019:

	June 28, 2020				December 29, 2019
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Prepaid expenses and other current assets:
Derivative financial instruments (Note 12)	$1,273	—	1,273	—	$1,002	—	1,002	—
Other long-term assets:
Equity investments with fair value option ("FVO")	9,776	9,776	—	—	17,500	17,500	—	—
Equity investments with readily determinable fair value	249,152	—	—	249,152	173,908	—	—	173,908
Total assets	$260,201	$9,776	$1,273	$249,152	$192,410	$17,500	$1,002	$173,908
Liabilities
Accrued liabilities:
Derivative financial instruments (Note 12)	$2,107	$—	$2,107	$—	$1,962	$—	$1,962	—
Other long-term liabilities:
Derivative financial instruments (Note 12)	649	—	649	—	373	—	373	—
Total liabilities	$2,756	$—	$2,756	$—	$2,335	$—	$2,335	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, LLC ("SunStrong Partners"), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the six months ended June 28, 2020. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the six months ended June 28, 2020.

(In thousands)	Beginning balance as of December 29, 2019	Equity Distribution[1]	Additional Investment	Ending balance as of June 28, 2020
Equity investments with FVO	$17,500	$(7,724)	$—	$9,776

1 During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds, $7.2 million from SunStrong Partners and $0.5 million from SunStrong. The distribution was in accordance with the original investment agreements for SunStrong Partners upon closing of the tax equity fund and was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet. See Note 10. for additional details and background.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of June 28, 2020. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2020
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$9,776	Discounted cash flows	Discount rate Residual value	9.5%-13% (1) 7.5% - 7.75% (1)
Total assets	$9,776

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and six months ended June 28, 2020, we recorded gains of $71.1 million and $119.0 million, respectively, within "other, net" in our condensed consolidated statement of operations as compared to $67.5 million and $100.5 million in the three and six months ended June 30, 2019. During fiscal 2019, we sold one million shares of Enphase common stock in open market transactions. During the six months ended June 28, 2020, we sold an additional one million shares of Enphase common stock in open market transactions for cash proceeds of $43.7 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of June 28, 2020 and December 29, 2019, there were no material items recorded at fair value.

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

As of June 28, 2020 and December 29, 2019, we had $25.8 million and $26.5 million, respectively, in investments accounted for under the equity method (see "Note 10. Equity Investments").

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

Restricted marketable securities

Certain of our debt securities, classified as held-to-maturity, are Philippine government bonds that we maintain as collateral for business transactions within the Philippines. These bonds have various maturity dates and are classified as "Restricted short-term marketable securities" on our condensed consolidated balance sheets as of June 28, 2020 and December 29, 2019, respectively. Our Philippine branch subsidiary is required by the Philippine Securities and Exchange Commission to maintain a certain amount of deposits to ensure that it will be able to secure its liabilities as a foreign corporation's branch. Security bond deposits to the Philippine Securities and Exchange Commission are determined based on applicable regulations. The amounts are based on local audited statutory financial statement amounts, and the minimum deposits are updated within six months after the end of the year. As of June 28, 2020 and December 29, 2019, these bonds had a carrying value of $6.3 million and $6.2 million, respectively. We record such held-to-maturity investments at amortized cost based on our ability and intent to hold the securities until maturity. We monitor for changes in circumstances and events that would affect our ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during any periods presented. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

Other financial assets and liabilities, including our accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these financial assets and liabilities.

Note 8. RESTRUCTURING

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of recent changes to our business, including the previously announced planned Spin-Off of Maxeon Solar Technologies, Ltd. (the “Spin-Off”). In connection with the restructuring plan, which includes actions implemented in the fourth quarter of 2019 and is expected to be substantially completed by the end of 2022, we expect between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees in the SunPower Technologies business unit and corporate have largely been informed and are expected to exit our company following the Spin-Off and completion of transition services. As the SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited or are expected to exit during the fourth fiscal quarter of 2019 and the first half of 2020. We expect to incur restructuring charges totaling approximately $16 million to $22 million, consisting primarily of severance benefits (between $8 million and $11 million) and retention benefits (between $8 million and $11 million) primarily associated with the retention of employees impacted by the Spin-Off transaction and certain key research and development employees. A substantial portion of such charges was incurred in the fourth quarter of fiscal 2019 and expected to be incurred throughout fiscal 2020, and we expect between $14 million and $19 million of the charges to be cash. As of June 28, 2020, we have incurred cumulative costs of approximately $10.3 million in restructuring charges.

February 2018 Restructuring Plan

During the first quarter of fiscal 2018, we adopted a restructuring plan and began implementing initiatives to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974 and our broader initiatives to control costs and improve cash flow. In connection with the plan, we expected between 150 and 250 non-manufacturing employees to be affected, representing approximately 3% of our global workforce, with a portion of those employees exiting from us as part of a voluntary departure program. The changes to our workforce varied by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. We expected to incur restructuring charges totaling between $20 million to $30 million, consisting primarily of severance benefits (between $11 million and $16 million) and real estate lease termination and other associated costs (between $9 million and $14 million). We expected between $12 million and $20 million of the charges to be paid in cash. This restructuring plan is substantially complete, and any remaining costs to be incurred are not expected to be material.

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

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	Cumulative To Date
December 2019 Restructuring Plan:
Severance and benefit charges	$1,249	$—	$2,888	$—	$10,243
Other costs[1]	—	—	—	—	41
Total December 2019 Restructuring Plan	1,249	—	2,888	—	10,284

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	2,346	—	2,346	5,874
Severance and benefit credits	—	(33)	—	(382)	11,797
Lease and related termination credits	(26)	—	(26)	—	528
Other costs (credits)[1]	36	105	38	(122)	852
Total February 2018 Restructuring Plan	10	2,418	12	1,842	$19,051

Legacy Restructuring Plan:
Non-cash impairment charges	—	—	—	—	228,184
Severance and benefit charges (credits)	—	14	(65)	(3)	100,688
Lease and related termination costs	—	—	—	—	8,085
Other costs (credits)[1]	—	21	—	(51)	39,807
Total Legacy Restructuring Plan	—	35	(65)	(54)	376,764
Total restructuring charges (credits)	$1,259	$2,453	$2,835	$1,788	$406,099
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the six months ended June 28, 2020:

	Six Months Ended
(In thousands)	December 29, 2019	Charges (Benefits)	(Payments) Recoveries	June 28, 2020
December 2019 Restructuring Plan:
Severance and benefits	$5,822	$2,888	$(3,077)	$5,633
Total December 2019 Restructuring Plan	5,822	2,888	(3,077)	5,633

February 2018 Restructuring Plan:
Severance and benefits	296	—	(196)	100
Lease and related termination costs	—	(26)	26	—
Other costs[1]	—	38	(38)	—
Total February 2018 Restructuring Plan	296	12	(208)	100

Legacy Restructuring Plans	483	(65)	(5)	413
Total restructuring reserve activities	$6,601	$2,835	$(3,290)	$6,146
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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating leases:
Operating lease expense	$4,324	$3,365	$8,641	$8,253
Sublease income (expense)	(20)	24	(55)	(310)
Rent expense	$4,304	$3,389	$8,586	$7,943

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,341	$3,558	$7,919	$8,068
Right-of-use assets obtained in exchange for lease obligations[1]	$963	$13,280	$13,424	$94,805
Weighted-average remaining lease term (in years) - operating leases	6.5	7.8	6.5	7.8
Weighted-average discount rate - operating leases	9%	9%	9%	9%
1Amounts for the three months and six months ended June 30, 2019 include the transition adjustment for the adoption of ASC 842.

The future minimum lease payments to be paid under non-cancellable leases in effect at June 28, 2020, are as follows (in thousands):

As of June 28, 2020	Operating Leases
2020 (remaining six months)	$8,458
2021	16,971
2022	15,674
2023	12,717
2024	9,096
Thereafter	23,781
Total lease payments	86,697
Less: imputed interest	(23,791)
Total	$62,906

As of June 28, 2020, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $24.0 million. These operating leases will commence in the third quarter of fiscal 2020 with lease terms of 17 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of June 28, 2020 are as follows:

(In thousands)	Fiscal 2020 (remaining six months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total[1]
Future purchase obligations	$421,666	$79,225	$37,706	$33,148	$710	$6,082	$578,537
1Total future purchase obligations were composed of $149.3 million related to non-cancellable purchase orders and $429.2 million related to long-term supply agreements.

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

Advances to Suppliers

As noted above, we have entered into agreements with various vendors and such agreements with one of our vendors is structured as a "take or pay" contract, that specifies future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event we terminate the arrangements. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 28, 2020 and December 29, 2019, advances to suppliers totaled $109.4 million and $121.4 million, respectively, of which $108.5 million and $107.4 million, respectively, is classified as "Advances to suppliers, current portion" on our condensed consolidated balance sheets. One supplier accounted for 100% of total advances to suppliers as of June 28, 2020 and December 29, 2019.

Advances from Customers

We have entered into agreements with customers who have made advance payments for solar power systems. These advances are applied as shipments of product occur or upon completion of certain project milestones.

The estimated utilization of advances from customers included within "Contract liabilities, current portion" and "Contract liabilities, net of current portion" on our condensed consolidated balance sheets as of June 28, 2020 is as follows:

(In thousands)	Fiscal 2020 (remaining six months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Estimated utilization of advances from customers	$16,074	$29,042	$22,087	$—	$—	$—	$67,203

Product Warranties

The following table summarizes accrued warranty activities for the three months and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Balance at the beginning of the period	$133,219	$163,204	$138,445	$172,266
Accruals for warranties issued during the period	4,028	13,427	11,411	18,048
Settlements and adjustments during the period	(10,810)	(17,707)	(23,419)	(31,390)
Balance at the end of the period	$126,437	$158,924	$126,437	$158,924

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

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of June 28, 2020 and December 29, 2019, we had $7.2 million and $7.5 million, respectively, classified as "accrued liabilities," and $0.6 million and $2.8 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Future Financing Commitments

We are required to provide certain funding under agreements with unconsolidated investees, subject to certain conditions. As of June 28, 2020, we have $2.9 million of future financing obligations related to these agreements. These financing obligations are due in 2020.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $19.7 million and $20.1 million as of June 28, 2020 and December 29, 2019, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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
As of June 28, 2020, and December 29, 2019, our provision was $9.0 million and $8.3 million primarily for tax related indemnifications.

Defined Benefit Pension Plans

We maintain defined benefit pension plans for certain of our non-U.S. employees. Benefits under these plans are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The funded status of the pension plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. We recognize the overfunded or underfunded status of our pension plans as an asset or liability on our condensed consolidated balance sheets. As of June 28, 2020 and December 29, 2019, the underfunded status of our pension plans presented within "other long-term liabilities" on our condensed consolidated balance sheets was $6.6 million and $5.9 million. The impact of transition assets and obligations and actuarial gains and losses are recorded within "accumulated other comprehensive loss" and are generally amortized as a component of net periodic cost over the average remaining service period of participating employees. Total other comprehensive loss related to our benefit plans was zero for the six months ended June 28, 2020 and June 30, 2019, respectively.

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

	As of
(In thousands)	June 28, 2020	December 29, 2019
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$249,152	$173,908
Total equity investments with readily determinable fair value	249,152	173,908
Equity investments without readily determinable fair value:
Project entities	2,802	2,802
Other equity investments without readily determinable fair value[1]	4,679	5,859
Total equity investments without readily determinable fair value	7,481	8,661
Equity investments with fair value option:
SunStrong Capital Holdings, LLC [2]	7,500	8,000
SunStrong Partners, LLC [2]	2,276	9,500
Total equity investment with fair value option	9,776	17,500
Equity method investments
Huansheng Photovoltaic (Jiangsu) Co., Ltd.	25,826	26,533
Total equity method investments	25,826	26,533
Total equity investments	$292,235	$226,602
1 Includes a change in value of our investment for an equity investee attributable to partial return of capital and revaluation of our remaining shareholding in accordance with ASC 321 Investments – Equity Securities. During the three and six months ended June 28, 2020, we received a cash dividend of $0.0 million and $2.5 million, respectively from an investee representing a return of capital. In addition, during the three and six months ended June 28, 2020, we recorded a gain of $0.0 million and $1.3 million, respectively related to an increase in the fair value of our investment, based on observable market transactions with a third-party investor. This gain is presented within "Other, net" on our condensed consolidated statement of operations.

2 During the three months ended June 28, 2020, we received a total of $7.7 million in cash proceeds, $7.2 million from SunStrong Partners and $0.5 million from SunStrong. The distribution was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet.

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

During the three months ended June 28, 2020, we received a total of $7.7 million in cash proceeds, $7.2 million from SunStrong Partners and $0.5 million from SunStrong. The distribution was in accordance with the original investment agreements for SunStrong Partners upon closing of the tax equity fund and was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Summarized statements of operations information:
Revenue	$29,293	$22,626	$58,757	$22,626
Gross loss	(5,458)	(1,209)	(6,896)	(1,209)
Net (loss) income	(217)	3,256	21,423	3,256

	As of
(In thousands)	June 28, 2020	December 29, 2019
Summarized balance sheet information:
Current assets	$93,297	$225,576
Long-term assets	1,278,564	1,049,451
Current liabilities	42,048	125,601
Long-term liabilities	1,044,357	847,365
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

In September 2019, we entered the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 MWs of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expect to increase the volume in later years, for which Hannon Armstrong has extended a secured financing of up to $112.6 million as of June 28, 2020 (Refer to Note 11, Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.
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

Total revenue of the consolidated investees was $2.8 million and $3.5 million for the three and six months ended June 28, 2020, respectively. The assets of our consolidated investees are restricted for use only by the particular investee and are not available for our general operations. As of June 30, 2019, we had $117.5 million of assets from the consolidated investees.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	June 28, 2020	December 29, 2019
Accounts receivable	$22,400	$23,900
Accounts payable	42,749	62,811
Accrued liabilities	4,215	11,219
Contract liabilities	27,001	29,599

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Payments made to investees for products/services	$58,352	$75,497	$132,633	$99,018
Revenues and fees received from investees for products/services	43,257	20,506	99,192	21,406

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	June 28, 2020				December 29, 2019
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$309,698	$309,228	$—	$309,228	$400,000	$—	$399,058	$399,058
4.00% debentures due 2023	425,000	—	421,822	421,822	425,000	—	421,201	421,201
CEDA loan	30,000	—	29,180	29,180	30,000	—	29,141	29,141
Non-recourse financing and other debt	192,973	127,955	62,303	190,258	190,966	104,230	83,224	187,454
	$957,671	$437,183	$513,305	$950,488	$1,045,966	$104,230	$932,624	$1,036,854

As of June 28, 2020, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2020 (remaining six months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Aggregate future maturities of outstanding debt	$84,819	$389,071	$24,058	$425,730	$771	$33,222	$957,671

Convertible Debt

The following table summarizes our outstanding convertible debt:

	June 28, 2020			December 29, 2019
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$309,228	$309,698	$286,105	$399,058	$400,000	$371,040
4.00% debentures due 2023	421,822	425,000	338,831	421,201	425,000	348,628
	$731,050	$734,698	$624,936	$820,259	$825,000	$719,668
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

During the six months ended June 28, 2020, we purchased $90.3 million of aggregated principal amount of the above convertible debt due 2021 for approximately $87.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $3.0 million, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

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

Other Debt and Credit Sources

        Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong, to finance up to 200 MWs of panels inventory, preserving the 30 percent federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of June 28, 2020, we have $99.5 million outstanding under this facility. During the three and six months ended June 28, 2020, we repaid $1.5 million and did not have any additional drawdowns.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of June 28, 2020, the fair value of the Bonds was $30.8 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into the 2019 Revolver with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total SE up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total SE, we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total SE for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the parent guaranty. We have also agreed to limit our ability to draw funds under the 2019 Revolver to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of both June 28, 2020 and December 29, 2019, we had no outstanding borrowings under the Revolver.

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

As of both June 28, 2020 and December 29, 2019, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $3.6 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $60.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, March 1, 2021 (a date that is 91 days prior to the maturity of our 2021 convertible debentures), or the termination of the commitments thereunder. During the three and six months ended June 28, 2020 we repaid $8.6 million and $12.3 million, respectively. During the three and six months ended June 28, 2020, we drew an additional $8.7 million and $21.1 million, respectively. We had a balance outstanding of $28.0 million as of June 28, 2020. During the three and six months ended June 30, 2019, we had drawn $3.5 million and $12.5 million, respectively, and repaid $0.3 million.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan drawn from the facility bears interest at either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of both June 28, 2020 and December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We have not drawn any amounts under this facility as of June 28, 2020.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our condensed consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. As of June 28, 2020, we had $20.0 million outstanding under these financings.

We also enter other debt arrangements to finance operations. The following presents a summary of these financing arrangements, including non-recourse debt:

	Aggregate Carrying Value[1]
(In thousands)	June 28, 2020	December 29, 2019	Balance Sheet Classification
Non-Recourse Project Debt:
Arizona loan[2]	$5,975	$6,111	Short-term debt and Long-term debt
Various construction project debt[3]	$14,066	$3,004	Short-term debt

Other Debt:
AUO debt[4]	$34,016	$37,749	Short-term debt
HSBC financing program[5]	$10,892	$21,993	Short-term debt
Other debt[6]	$542	$1,831	Short-term debt and Long-term debt
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
3 In the fourth quarter of fiscal 2019 and throughout fiscal 2020, we entered into various financing agreements with Fifth Third Bank, National Association, to finance our construction projects. The amount borrowed is non-recourse in nature and cannot exceed the total costs of the project. Each draw bears interest on the unpaid amount at a per annum rate equal to LIBOR. The loan matures at the earliest of 85 days after the project is placed in service; 9 months after the initial borrowing date; or the first anniversary of satisfaction of the closing conditions set forth by the Lenders, including the delivery of the signed loan agreement by the borrower.
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

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables present information about our hedge instruments measured at fair value on a recurring basis as of June 28, 2020 and December 29, 2019, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	June 28, 2020	December 29, 2019
Assets:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$299	$514
		$299	$514
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$974	$488
		$974	$488

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$1,929	$922
Foreign currency forward exchange contracts	Accrued liabilities	—	461
Interest rate swap contracts	Other long-term liabilities	649	373
		$2,578	$1,756

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$178	$579
		$178	$579

	June 28, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,273	$—	$1,273	$1,273	$—	$—
Derivative liabilities	2,756	—	2,756	1,273	—	1,483

	December 29, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets, but Have Rights to Offset
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral	Net Amounts
Derivative assets	$1,002	$—	$1,002	$1,002	$—	$—
Derivative liabilities	2,335	—	2,335	1,002	—	1,333

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "accumulated other comprehensive income" ("OCI") in "stockholders' equity" on our condensed consolidated balance sheets:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Derivatives designated as cash flow hedges:
Gain (loss) in OCI at the beginning of the period	$430	$21	$(1,258)	$(164)
Unrealized (loss) gain recognized in OCI (effective portion)	(1,709)	(466)	363	(278)
Less: Gain reclassified from OCI to revenue (effective portion of FX trades)	(946)	(444)	(1,337)	(444)
Less: Loss reclassified from OCI to interest expense (effective portion of interest rate swaps)	29	10	36	7
Net loss on derivatives	(2,626)	(900)	(938)	(715)
Loss in OCI at the end of the period	$(2,196)	$(879)	$(2,196)	$(879)

The following table summarizes the amount of gain or loss recognized in "other, net" in our condensed consolidated statements of operations in the three months and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Derivatives designated as cash flow hedges:
Gain recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$31	$107	$182	$107
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$33	$(125)	$(809)	$(1,034)

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

As of June 28, 2020 and December 29, 2019, we had designated outstanding cash flow hedge forward contracts with a notional value of $0.0 million and $48.9 million, respectively. As of June 28, 2020 and December 29, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $128.6 million and $142.9 million, respectively. We designate either gross external or intercompany revenue up to our net economic exposure. These derivatives have a maturity of six months or less and consist of option contracts. The effective portion of these cash flow hedges is reclassified into revenue when third-party revenue is recognized in our condensed consolidated statements of operations.

Non-Designated Derivatives Hedging Transaction Exposure

Derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between our subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations and cash flows. As of June 28, 2020, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $78.6 million. These foreign currency forward contracts have maturity of one month or less. As of December 29, 2019, to hedge balance sheet exposure, we held forward contracts with an aggregate notional value of $17.5 million. These contracts matured in January 2020.

Interest Rate Risk

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our project specific non-recourse floating rate debt. As of June 28, 2020 and December 29, 2019, we had interest rate swap agreements designated as cash flow hedges with aggregate notional values of $6.0 million and $6.1 million, respectively. These swap agreements allow us to effectively convert floating-rate payments into fixed-rate payments periodically over the life of the agreements. These derivatives have a maturity of more than 12 months. The effective portion of these swap agreements designated as cash flow hedges is reclassified into interest expense when the hedged transactions are recognized in our condensed consolidated statements of operations. We analyze our designated interest rate swaps quarterly to determine if the hedge transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction is considered possible to occur, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings or is otherwise deemed improbable to occur. All changes in the fair value of non-designated interest rate swap agreements are recognized immediately in current period earnings.

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

Note 13. INCOME TAXES

In the three months ended June 28, 2020, our income tax provision of $3.1 million on a profit before income taxes and equity in earnings of unconsolidated investees of $22.4 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $6.1 million in the three months ended June 30, 2019 on a profit before income taxes and equity in earnings of unconsolidated investees of $118.1 million was primarily due to tax expense in foreign jurisdictions that were profitable.

In the six months ended June 28, 2020, our income tax provision of $4.9 million on a profit before income taxes and equity in earnings of unconsolidated investees of $21.8 million was primarily due to projected tax expense in foreign jurisdictions that are profitable, offset by a tax benefit related to a release of tax reserves in foreign jurisdictions due to a lapse of statute of limitations. Our income tax provision of $11.9 million in the six months ended June 30, 2019 on a profit before income taxes and equity in earnings of unconsolidated investees of $17.7 million was primarily due to the projected tax expense in foreign jurisdictions that were profitable, and a net change in valuation allowance from a foreign jurisdiction.

In the three and six months ended June 28, 2020, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited. Our projected effective tax rate is based on forecasted annualized results which may fluctuate significantly in future periods, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable duration and severity of the COVID-19 pandemic on our operating results.

Total liabilities associated with uncertain tax positions were $19.7 million and $20.1 million as of June 28, 2020 and December 29, 2019, respectively. The decrease of $0.4 million was primarily related to the release of tax reserves in various foreign jurisdictions due to lapse of statute of limitations.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. SunPower previously quantified and recorded the impact of including such compensation costs, as described in the Ninth Circuit decision, of $5.8 million in the fourth quarter of fiscal 2019, as a reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. We will reevaluate the deferred tax disclosure at the end of the fiscal year 2020.

On June 29, 2020, California Assembly Bill ("AB 85") was signed. AB 85 suspends the use of California net operating loss deductions and limits maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. As of June 28, 2020, we continue to forecast a U.S. taxable loss for the year, without the taxable gain from the spin-off (the “Spin-Off”) Maxeon Solar into a separate publicly traded company, because we consider the transaction as a discrete event that has not occurred as of June 28, 2020. Accordingly, we did not recognize any tax related to AB 85 since the Spin-Off has not occurred as of the second quarter of fiscal 2020. The financing requirements for the Spin-Off were met in July 2020, and we expect to consummate the Spin-Off in the third quarter of fiscal 2020. The estimated additional California income taxes payable following the Spin-Off transaction is completed is approximately $10 million to $15 million.

Note 14. NET INCOME PER SHARE

We calculate basic net income per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

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

The following table presents the calculation of basic and diluted net income per share attributable to stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic net income per share:
Numerator:
Net income attributable to stockholders	$19,378	$121,459	$17,947	$31,735
Denominator:
Basic weighted-average common shares	170,003	142,471	169,413	142,095

Basic net income per share	$0.11	$0.85	$0.11	$0.22

Diluted net income per share[1]
Numerator:
Net income attributable to stockholders	$19,378	$121,459	$17,947	$31,735
Add: Interest expense on 4.00% debenture due 2023, net of tax	—	3,358	—	—
Add: Interest expense on 0.875% debenture due 2021, net of tax	535	691	—	—
Net income available to common stockholders	$19,913	$125,508	$17,947	$31,735
Denominator:
Basic weighted-average common shares	170,003	142,471	169,413	142,095
Effect of dilutive securities:
Restricted stock units	1,765	2,241	1,558	967
0.875% debentures due 2021	6,350	8,203	—	—
4.00% debentures due 2023	—	13,922	—	—
Dilutive weighted-average common shares:	178,118	166,837	170,971	143,062

Dilutive net income per share	$0.11	$0.75	$0.10	$0.22

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Restricted stock units	3,596	765	4,509	2,497
4.00% debentures due 2023	13,922	—	13,922	13,922
0.875% debentures due 2021	—	—	8,203	8,203

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cost of SunPower Energy Services revenue	$471	$460	$1,030	$628
Cost of SunPower Technologies revenue	704	673	1,255	673
Research and development	630	879	1,390	1,472
Sales, general and administrative	4,074	4,258	9,071	9,163
Total stock-based compensation expense	$5,879	$6,270	$12,746	$11,936

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Restricted stock units	$5,545	$6,790	$12,367	$13,418
Change in stock-based compensation capitalized in inventory	334	(520)	379	(1,482)
Total stock-based compensation expense	$5,879	$6,270	$12,746	$11,936

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

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

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under GAAP, mark-to-market gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total SE. Further, we elected the Fair Value Option (“FVO”) for some of our equity investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of its status as a consolidated subsidiary of Total SE and better reflects our ongoing results.

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

Gain on business divestiture

In fiscal 2019, we entered into a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In second quarter of fiscal 2020, we sold our Operations and Maintenance services contracts. In connection with this divestiture, we recognized a gain relating to these business divestiture. We believe that it is appropriate to exclude this gain from our segment results as it is not reflective of ongoing operating results.

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

Segment and Geographical Information

The following tables present segment results for the three months and six months ended June 28, 2020 and June 30, 2019 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	June 28, 2020		June 30, 2019
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
Channels	$160,305	$—	$200,589	$—
North America Commercial	48,183	—	44,149	—
Operations and maintenance	9,397	—	12,602	—
Module sales	—	137,760	—	211,751
Development services and legacy power plant	—	(2,731)	—	12,781
Intersegment revenue	—	35,406	—	90,416
Total segment revenue as reviewed by CODM	$217,885	$170,435	$257,340	$314,948
Segment gross profit as reviewed by CODM	$38,526	$(4,701)	$24,114	$24,469
Adjusted EBITDA	$13,632	$(17,574)	$2,342	$11,700

	Six Months Ended
	June 28, 2020		June 30, 2019
(In thousands):	SunPower Energy Services	SunPower Technologies	SunPower Energy Services	SunPower Technologies
Revenue from external customers:
Channels	$392,446	$—	$387,298	$—
North America Commercial	96,233	—	89,212	—
Operations and maintenance	24,467	—	22,555	—
Module sales	—	301,821	—	380,691
Development services and legacy power plant	—	(7,678)	—	13,675
Intersegment revenue	—	124,281	—	151,216
Total segment revenue as reviewed by CODM	$513,146	$418,424	$499,065	$545,582
Segment gross profit as reviewed by CODM	$73,800	$8,226	$41,987	$23,611
Adjusted EBITDA	$18,114	$(14,927)	$(11,569)	$3,200

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended		Six Months Ended
(In thousands):	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total segment revenue as reviewed by CODM	$388,320	$572,288	$931,570	$1,044,647
Adjustments to segment revenue:
Intersegment elimination	(35,406)	(90,416)	(124,281)	(151,216)
Legacy utility and power plant projects	—	23	207	194
Construction revenue on solar services contracts	—	(45,614)	(5,392)	(109,119)
Condensed consolidated GAAP revenue	$352,914	$436,281	$802,104	$784,506

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit (Loss)	Three Months Ended		Six Months Ended
(In thousands):	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Segment gross profit	$33,825	$48,583	$82,026	$65,598
Adjustments to segment gross profit:
Intersegment elimination	628	2,157	9,391	9,793
Legacy utility and power plant projects	—	(884)	34	(1,000)
Business process improvements	(793)	—	(3,257)	—
Legacy sale-leaseback transactions	—	3,684	(20)	4,507
Construction revenue on solar services contracts	—	(5,506)	(4,735)	(16,892)
Gain on sale and impairment of residential lease assets	458	632	906	757
Cost of above-market polysilicon	(9,569)	(25,950)	(19,612)	(75,378)
Litigation	—	—	163	—
Stock-based compensation expense	(1,175)	(1,133)	(2,284)	(1,301)
Amortization of intangible assets	(1,783)	(1,783)	(3,568)	(3,569)
Business reorganization costs	7	—	2	—
Condensed consolidated GAAP gross profit (loss)	$21,598	$19,800	$59,046	$(17,485)

Reconciliation of Segments EBITDA to Loss before income taxes and equity in losses of unconsolidated investees	Three Months Ended		Six Months Ended
(In thousands):	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Segment adjusted EBITDA	$(3,942)	14,042	$3,187	$(8,369)
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	(884)	34	(1,000)
Business process improvements	(793)	—	(3,257)	—
Legacy sale-leaseback transactions	—	(1,025)	(20)	(5,936)
Mark-to-market gain on equity investments	71,060	67,500	118,931	100,500
Construction revenue on solar services contracts	—	6,398	(4,735)	10,138
Loss (gain) on sale and impairment of residential lease assets	317	(15,554)	1,039	(23,867)
Cost of above-market polysilicon	(9,569)	(25,950)	(19,612)	(75,378)
Stock-based compensation expense	(5,879)	(6,270)	(12,746)	(11,936)
Amortization of intangible assets	(1,784)	(1,783)	(3,570)	(3,569)
Gain on business divestiture	10,529	137,286	10,529	143,400
Transaction-related costs	(2,382)	(1,173)	(2,863)	(2,595)
Litigation	—	—	(321)	—
Business reorganization costs	(2,861)	(4,156)	(9,054)	(6,805)
Restructuring charges	(1,259)	(2,453)	(2,835)	(1,788)
Gain on convertible notes repurchased	—	—	2,956
Non-cash interest expense	—	(10)	—	(20)
Equity in losses of unconsolidated investees	889	1,963	644	283
Net loss attributable to noncontrolling interests	(980)	(11,385)	(1,687)	(26,226)
Cash interest expense, net of interest income	(10,030)	(11,148)	(20,163)	(21,354)
Depreciation and amortization	(15,954)	(21,286)	(31,850)	(40,467)
Corporate	(5,007)	(6,007)	(2,766)	(7,354)
Income before income taxes and equity in loss of unconsolidated investees	$22,355	$118,105	$21,841	$17,657

	Three Months Ended		Six Months Ended
(As a percentage of total revenue):	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue by geography:
United States	62%	48%	63%	49%
France	6%	11%	6%	11%
Rest of World	32%	41%	31%	40%
	100%	100%	100%	100%

NOTE 17. SUBSEQUENT EVENTS

On July 17, 2020, Maxeon Solar issued $200.0 million aggregate principal amount of Notes pursuant to an indenture (the “Indenture”), dated July 17, 2020 between Maxeon Solar and Deutsche Bank Trust Company Americas, as trustee.

The Notes are senior, unsecured obligations of Maxeon Solar and will accrue regular interest at a rate of 6.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. Additional interest may accrue on the Notes in certain circumstances. The Notes will mature on July 15, 2025, unless earlier repurchased, redeemed or converted, and are subject to the terms and conditions set forth in the Indenture.

The Notes are not initially convertible. If the Spin-Off occurs within three months after July 17, 2020, and certain conditions relating to the physical delivery forward transaction described below are satisfied, then noteholders will have the right to convert their Notes into ordinary shares of Maxeon Solar in certain circumstances and during specified periods. The initial conversion price will be established following the Spin-Off, if it occurs, and will represent a premium of approximately 15.00% over the average of the volume-weighted average price per ordinary share of Maxeon Solar over the period (the “Note Valuation Period”) of 15 consecutive trading days beginning on, and including, the fifth trading day after the date on which Maxeon Solar’s ordinary shares are distributed to SunPower’s common stockholders in the Spin-Off and such ordinary shares begin to trade “regular way”. However, the initial conversion price will not be less than approximately $4.60 per ordinary share of Maxeon Solar. Maxeon Solar will settle conversions by paying or delivering, as applicable, cash, ordinary shares of Maxeon Solar or a combination of cash and ordinary shares of Maxeon Solar, at Maxeon Solar’s election.

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

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries, including Maxeon Solar Technologies, Ltd.

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

Maxeon Solar Separation Transaction

As previously announced, SunPower intends to contribute certain non-U.S. operations and assets of its SunPower Technologies segment to Maxeon Solar Technologies, Ltd., a company organized under the laws of Singapore (“Maxeon Solar”), and then to spin-off (the “Spin-Off”) Maxeon Solar into a separate publicly traded company through a pro rata distribution of SunPower's interest in Maxeon Solar to SunPower's stockholders pursuant to the Separation and Distribution Agreement, dated as of November 8, 2019, between SunPower and Maxeon Solar. Pursuant to the Investment Agreement, dated as of November 8, 2019 (as amended, the “Investment Agreement”), between SunPower, Tianjin Zhonghuan Semiconductor Co., Ltd. (“TZS”) and, for limited purposes set forth therein, Total Solar INTL SAS, an affiliate of Total SE (collectively, “Total”), TZS will purchase from Maxeon Solar ordinary shares that will represent 28.848% of the outstanding ordinary shares of Maxeon Solar after giving effect to the Spin-Off and TZS investment.

The Separation and Distribution Agreement and Investment Agreement contemplate certain additional agreements be entered into between us, Maxeon Solar and other parties in connection with the Spin-Off and related investment by TZS, including a tax matters agreement, employee matters agreement, transition services agreement, brand framework agreement, cross license agreement, collaboration agreement and supply agreement (collectively, the “Ancillary Agreements”), each as we previously noted described in our announcement of the contemplated transaction.

We expect to incur total costs associated with the separation activities of approximately $60.0 million through the completion of the separation. Furthermore, we have also concluded on the legal form of the separation and determined that Maxeon Solar will be the spinnee in the U.S. Accordingly, during the first half of fiscal 2020, we had certain internal reorganizations of, and transactions among, our wholly owned subsidiaries and operating activities in preparation for the separation.

As a condition precedent to completing the Spin-Off under the Investment Agreement, Maxeon Solar must obtain certain debt financing (the “Debt Financing Condition”). The $125.0 million of borrowing capacity under the Bank Facilities (as defined below) and the $200.0 million aggregate principal amount of the Notes (as defined below) will satisfy the Debt Financing Condition in the Investment Agreement.

On July 9, 2020 Maxeon Solar announced that it had priced an offering of $185.0 million aggregate principal amount of its 6.50% green convertible senior notes due 2025 (the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Maxeon Solar also granted the initial purchasers of the Notes an option to purchase up to an additional $15.0 million principal amount of Notes and such option was exercised in full on July 14, 2020.

On July 17, 2020, Maxeon Solar issued $200.0 million aggregate principal amount of Notes pursuant to an indenture (the “Indenture”), dated July 17, 2020 between Maxeon Solar and Deutsche Bank Trust Company Americas, as trustee.

The Notes are senior, unsecured obligations of Maxeon Solar and will accrue regular interest at a rate of 6.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. Additional interest may accrue on the Notes in certain circumstances. The Notes will mature on July 15, 2025, unless earlier repurchased, redeemed or converted, and are subject to the terms and conditions set forth in the Indenture.

The Notes are not initially convertible. If the Spin-Off occurs within three months after July 17, 2020, and certain conditions relating to the physical delivery forward transaction described below are satisfied, then noteholders will have the right to convert their Notes into ordinary shares of Maxeon Solar in certain circumstances and during specified periods. The initial conversion price will be established following the Spin-Off, if it occurs, and will represent a premium of approximately 15.00% over the average of the volume-weighted average price per ordinary share of Maxeon Solar over the period (the “Note Valuation Period”) of 15 consecutive trading days beginning on, and including, the fifth trading day after the date on which Maxeon Solar’s ordinary shares are distributed to SunPower’s common stockholders in the Spin-Off and such ordinary shares begin to trade “regular way”. However, the initial conversion price will not be less than approximately $4.60 per ordinary share of Maxeon Solar. Maxeon Solar will settle conversions by paying or delivering, as applicable, cash, ordinary shares of Maxeon Solar or a combination of cash and ordinary shares of Maxeon Solar, at Maxeon Solar’s election.

If the Spin-Off does not occur within three months after the Notes are first issued, if Maxeon Solar determines on any earlier date that it will not consummate the Spin-Off, or if certain conditions relating to the physical delivery forward transaction described below are not satisfied by November 16, 2020, then Maxeon Solar will be required to redeem all outstanding Notes at a cash redemption price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The Notes will be also redeemable, in whole or in part, at a cash redemption price equal to their principal amount, plus accrued and unpaid interest, if any, at Maxeon Solar’s option at any time, and from time to time, on or after July 17, 2023 and on or before the 60th scheduled trading day immediately before the maturity date, but only if the last reported sale price per ordinary share of Maxeon Solar exceeds 130% of the conversion price for a specified period of time. In addition, the Notes will be redeemable, in whole and not in part, at a cash redemption price equal to their principal amount, plus accrued and unpaid interest, if any, at Maxeon Solar’s option in connection with certain changes in tax law. Upon the occurrence of a fundamental change (as defined in the Indenture), noteholders may require Maxeon Solar to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The Indenture sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving Maxeon Solar after which the Notes become automatically due and payable. The Indenture provides that Maxeon Solar shall not consolidate with or merge with or into, or (directly, or indirectly through one or more of its subsidiaries) sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the consolidated assets of Maxeon Solar and its subsidiaries, taken as a whole, to another person, unless: (i) the resulting, surviving or transferee person (if not Maxeon Solar) is a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia or Singapore, and such corporation (if not Maxeon Solar) expressly assumes by supplemental indenture all of Maxeon Solar’s obligations under the Notes and the Indenture; and (ii) immediately after giving effect to such transaction, no default or event of default has occurred and is continuing under the Indenture.

On July 17, 2020 and in connection with the issuance of the Notes, Maxeon Solar entered into a privately negotiated forward-starting forward share purchase transaction (the “Prepaid Forward Transaction”) with Merrill Lynch International (the “Prepaid Forward Counterparty”), pursuant to which Maxeon Solar will repurchase approximately $40 million worth of ordinary shares of Maxeon Solar, subject to the conditions set forth therein, including receipt of required shareholder approvals on an annual basis.

The Prepaid Forward Transaction will become effective on the first day of the Note Valuation Period. The number of ordinary shares of Maxeon Solar to be repurchased under the Prepaid Forward Transaction will be determined based on the arithmetic average of the volume-weighted average prices per ordinary share of Maxeon Solar over the Note Valuation Period, subject to a floor price and subject under Singapore law to a limit in aggregate of no more than 20% of the total number of ordinary shares in Maxeon Solar’s capital as of the date of the annual shareholder repurchase approval (calculated together with the number of ordinary shares to be repurchased in connection with the Physical Delivery Forward Transaction (as described below)), and Maxeon Solar will prepay the forward purchase price in cash using a portion of the net proceeds from the sale of the Notes. Under the terms of the Prepaid Forward Transaction, the Prepaid Forward Counterparty will be obligated to deliver the number of ordinary shares of Maxeon Solar underlying the transaction to Maxeon Solar, or pay cash to the extent Maxeon Solar fails to provide to Prepaid Forward Counterparty evidence of a valid shareholder authorization, on or shortly after the maturity date of the Notes, subject to the ability of the Prepaid Forward Counterparty to elect to settle all or a portion of the transaction early.

On July 17, 2020 and in connection with the issuance of the Notes, Maxeon Solar entered into a privately negotiated forward-starting physical delivery forward transaction (the “Physical Delivery Forward Transaction” and, together with the Prepaid Forward Transaction, the “Forward Transactions”), with Merrill Lynch International (the “Physical Delivery Forward Counterparty,” together with the Prepaid Forward Counterparty, the “Forward Counterparties”), with respect to approximately $60 million worth of ordinary shares of Maxeon Solar (the “Physical Delivery Maxeon Shares”), pursuant to which the Physical Delivery Forward Counterparty agreed to deliver the Physical Delivery Maxeon Shares to Maxeon Solar or a third party-trustee designated by Maxeon Solar for no consideration at or around the maturity of the Notes subject to the conditions set forth in the agreements governing the Physical Delivery Forward Transaction. The Physical Delivery Forward Transaction will become effective on the first day of the Note Valuation Period.

The number of ordinary shares of Maxeon Solar underlying the Physical Delivery Forward Transaction is approximately $60 million worth of ordinary shares of Maxeon Solar to be issued and sold by Maxeon Solar to one or more of the initial purchasers or their affiliates (the “Underwriters”), to be sold during the Note Valuation Period in a registered offering off of Maxeon Solar’s registration statement on Form F-3 to be filed with the Securities and Exchange Commission at prevailing market prices at the time of sale or at negotiated prices. The Underwriters will receive all of the proceeds from the sale of such ordinary shares of Maxeon Solar. Maxeon Solar will not receive any proceeds from the sale of such ordinary shares of Maxeon Solar.

The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions, including swaps, between the Forward Counterparties and investors in the Notes relating to ordinary shares of Maxeon Solar by which investors in the Notes will establish short positions relating to ordinary shares of Maxeon Solar and otherwise hedge their investments in the Notes concurrently with the Note Valuation Period.

While the sales of ordinary shares of Maxeon Solar during the Note Valuation Period in a registered offering in connection with the Physical Delivery Forward Transaction could cause the market price of ordinary shares of Maxeon Solar to be lower, the entry into the Forward Transactions and the entry by the Forward Counterparties into derivative transactions in respect of ordinary shares of Maxeon Solar with the purchasers of the Notes could have the effect of increasing, or reducing the size of any decrease in, the price of ordinary shares of Maxeon Solar during and/or shortly after, the Note Valuation Period.

Neither Maxeon Solar nor the Forward Counterparties will control how such purchasers of the Notes may use such derivative transactions. In addition, such purchasers may enter into other transactions relating to ordinary shares of Maxeon Solar or the Notes in connection with or in addition to such derivative transactions, including the purchase or sale of ordinary shares of Maxeon Solar. As a result, the existence of the Forward Transactions, such derivative transactions and any related market activity could cause more purchases or sales of ordinary shares of Maxeon Solar over the term of the Forward Transactions than there otherwise would have been had Maxeon Solar not entered into the Forward Transactions, and such purchases or sales could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of ordinary shares of Maxeon Solar and/or the trading prices of the Notes.

In addition, in connection with the settlement or unwind of the Forward Transactions, the Forward Counterparties may purchase ordinary shares of Maxeon Solar, and such purchases may have the effect of increasing, or preventing a decline in, the market price of ordinary shares of Maxeon Solar.

On July 14, 2020, Maxeon Solar and certain of its subsidiaries (collectively, the “Maxeon Solar Group”) entered into the following debt facilities with a syndicate of lenders (the “Bank Facilities”):
•a $55.0 million term loan facility available to SunPower Philippines Manufacturing Ltd. (the “Philippines Term Loan”), which is a subsidiary of Maxeon Solar;
•a $50.0 million working capital facility available to Maxeon Solar (the “Singapore Working Capital Facility”); and
•a $20.0 million term loan facility available to Maxeon Solar (the “Singapore Term Loan” and, together with the Philippines Term Loan, the “Term Loans”).

Each of the Bank Facilities mature and are repayable in full on July 14, 2023 (the “Termination Date”). The Singapore Working Capital Facility is available to be drawn during the period from the date on which all conditions under the relevant finance documents are satisfied to and including the date falling one month prior to the Termination Date. The Term Loans are available to be drawn by the relevant borrowers for a period of twelve months after the date on which all conditions under the relevant finance documents are satisfied and will be repayable, in equal quarterly installments over the 18-month period preceding the applicable maturity date.

Further, Maxeon Solar filed Amendment No. 1 to its Form 20-F with the SEC on July 2, 2020, an Amendment No. 2 to its Form 20-F describing the above convertible notes and debt facilities on July 15, 2020, and an Amendment No. 3 to its Form 20-F on July 31, 2020, seeking effectiveness. As of the date of filing of this Form 10-Q, the SEC has declared Maxeon Solar’s Form 20-F effective, and we have satisfied all of the substantive closing conditions in the Investment Agreement with TZS. We expect to complete the Maxeon Solar separation transaction during the third fiscal quarter of 2020.

Impact of COVID-19 to our Business

In December 2019, a novel strain of coronavirus (“COVID-19”), was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide, including the United States and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns The result of the measures have negatively impacted our business, especially in the second quarter of fiscal 2020.

The health and safety of our employees, contractors, and customers are a top priority for us. In an effort to protect our employees and contractors, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak to adopt social distancing policies at our locations around the world, including working from home and suspending employee travel. As the installation of solar systems is considered an essential business in many jurisdictions, employees and contractors who are working onsite are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation, prohibitions on physical contact with co-workers or customers, restrictions on access through only a single point of entry and exit, eliminating carpooling, and utilizing video conferencing, where possible. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer and disinfectant wipes. Also, we developed a COVID-19 Response Team that meets regularly to develop tailored action plans and protocols to protect our employees and publishes these actions, guidelines, and rules on our intranet that available to all employees.

At the onset of the pandemic, across the organization, we have taken specific measures to both sustain our business and operations as well as protect our employees in light of the COVID-19 pandemic. These measures include reducing the salaries of executive officers, fees payable to our independent directors, and temporarily implementing a four-day work week for majority of our employees to address reduced demand and workloads.

From a downstream perspective, we have implemented proactive and aggressive measures to protect customers and mitigate operational and financial risk from COVID-19, even after many local governments eased restrictions and resumed normal economic activities. Many of the same measures we have implemented to protect our employees noted above can also be utilized to protect our customers. Additional measures implemented to protect our customers include instituting additional training and awareness of COVID-19 for our employees and limiting tool sharing at all construction and installation sites. Depending on state and local government regulations, installation of our solar systems can be deemed as essential business activity in the midst of government lockdowns. We have and will continue to adhere to government guidelines and regulations designed to protect our customers.

Consistent with actions recommended by local governments, our factories in Oregon, France, Malaysia, Mexico, and the Philippines were temporarily idled in March and April 2020 in an effort to proactively address financial and operational impacts of COVID-19 pandemic and position our company well for when the solar industry returns to strong growth. During the last week of June 2020, the majority of our employees reverted back to a typical five-day work week and returned full salaries during the last week of July. Our factories have resumed production as of May 2020 in accordance with the relevant local restrictions and with additional safety measures to protect our employees.

As of July 2020, COVID-19 cases are rebounding and increasing in the U.S. and many other jurisdictions worldwide. As a result, to curtail the spread, many jurisdictions are beginning to shut down or are planning to shut down many businesses and economic activities again. It is not clear what the potential effects any such alterations or modifications including any new government sanctions may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020 and beyond. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Regulatory Changes related to COVID-19

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

On June 29, 2020, California Assembly Bill ("AB 85") was signed. AB 85 suspends the use of California net operating loss deductions and limits maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. As of June 28, 2020, we continue to forecast a U.S. taxable loss for the year, without the taxable gain from the spin-off (the “Spin-Off”) Maxeon Solar into a separate publicly traded company, because we consider the transaction as a discrete event that has not occurred as of June 28, 2020. Accordingly, we did not recognize any tax related to AB 85 since the Spin-Off has not occurred as of the second quarter of fiscal 2020. The financing requirements for the Spin-Off were met in July 2020, and we expect to consummate the Spin-Off in the third quarter of fiscal 2020. The estimated additional California income taxes payable following the Spin-Off transaction is completed are approximately $10 million to $15 million.

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

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. We expect the COVID-19 pandemic to continue to impact our business and may have a material adverse effect on our business, and thus, we are aggressively managing our response to the pandemic. We believe the most significant elements of uncertainty are the intensity and duration of the impact on project installation and commercial and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution to operate with minimal disruption for the remainder of fiscal 2020 and beyond, especially if local governments impose new measures and restrictions in jurisdictions in which we operate. The disruptions noted above could negatively impact our financial position, results of operations, cash flows, and outlook.

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

Additionally, the USTR initiated an investigation under Section 301 of the Trade Act of 1974 into the government of China’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. Starting in 2018, the USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. On January 15, 2020, the United States and China entered into a “Phase One” trade agreement, and the two governments have indicated that they may seek to negotiate additional trade agreements. Nonetheless, the Phase One agreement does not contain specific provisions committing the United States to reduce the Section 301 or Proclamation 9693 tariffs, and no fixed timetable for their removal has been announced. Additionally, the United States and China continue to signal the possibility of taking additional retaliatory measures in response to actions taken by the other country, including in connection with the COVID-19 pandemic and the introduction of new laws and political measures in Hong Kong. Such retaliatory measures could result in changes to existing trade agreements and terms, potentially including additional tariffs on imports from China or other countries, additional technology controls or controls on exports or imports and economic sanctions on Chinese or other persons. In the near term, imposition of these tariffs. In the near term, imposition of these tariffs - on top of anti-dumping and countervailing duties on Chinese solar cells and modules, imposed under the prior administration - is likely to result in a wide range of impacts to the U.S. solar industry, global manufacturing market and our business. Such tariffs could cause market volatility, price fluctuations, and demand reduction. During the three months and six months ended June 28, 2020, we incurred total tariffs charges of approximately $1.1 million and $2.2 million, respectively.

Furthermore, certain actions taken under the Tariff Act of 1930, as amended, have resulted in the imposition of anti-dumping and countervailing duty trade remedies on certain solar power system components, including those used in our business for the manufacture of solar panels and solar power systems. During the three months and six months ended June 28, 2020, we incurred total AD/CVD charges of less than $0.1 million.

In fiscal 2020, we expect to continue to offer the best opportunities for growth including our industry-leading A-Series (Maxeon 5) cell and panel technology, solar-plus-storage solutions and digital platform to improve customer service and satisfaction in our SunPower Energy Services offerings. We also continue to invest in our storage and digital initiatives and other research and development initiatives, including for development of our next generation Maxeon Solar technology.

As the solar industry and many of our customers have been severely affected by the COVID-19 pandemic, our business activity and demand have been negatively impacted as well, especially early in the second quarter of fiscal 2020. Considering that the solar industry is an essential business activity in many jurisdictions, we continue to promote, offer, and sell our products and solutions mentioned above to meet the needs of our customers. To mitigate the impacts of COVID-19 and protect our employees and customers, we have implemented proactive and aggressive measures such as video sales consultations. We will continue to monitor the impacts of the COVID-19 pandemic on our demand and product offerings.

Supply
We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-based approach, we focus on SunPower Helix products for our commercial business customers and our SunPower Equinox product for our residential business customers. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest Maxeon 5 cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. Additionally, we continue to focus on producing our lower cost, high efficiency Performance Line and our A-Series (Maxeon 5) product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

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

We monitor and change our overall solar cell manufacturing output in an ongoing effort to match profitable demand levels, with increasing bias toward our highest efficiency A-Series (Maxeon 5) product platform, which utilizes our latest solar cell technology, and our Performance Line product, which utilizes conventional cell technology that we purchase from third parties in low-cost supply chain ecosystems such as China. We use our solar cells to manufacture our X-Series (Maxeon 3) and E-Series (Maxeon 2) solar panels at our solar panel assembly facilities located in Mexico and France. We are also increasing production of our Performance Line technology at our U.S. manufacturing facility.

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

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Note 9. Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Due to the impacts of the COVID-19 pandemic, our operations and supply chain have been adversely affected as we temporarily idled our factories in France, Malaysia, Mexico, the Philippines, and the U.S. in March and April 2020. To mitigate the impacts, we implemented cost-cutting measures to protect and maintain our supply chain relationships and manufacturing facilities that will position us for growth as soon as the solar industry stabilizes. These actions include temporary salary reductions and reduced work weeks. Beginning in June 2020, the majority of our employees resumed a normal five-day work week, returned to full salary, and we continued to ramp up production in our manufacturing facilities. We will continue to monitor the impacts of the COVID-19 pandemic on our supply chain relationships, manufacturing facilities, and long-term supply agreements moving forward. For more information and discussion on the risks and impact of the COVID-19 pandemic on our supply chain specifically, see "Part 1. Item 1A. Risk Factors—Risks Related to the Novel Coronavirus (“COVID-19”) Pandemic" and "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 to our Business" herein. For additional information about these risks in general, see the risk factors set forth under the caption "Part 1. Item 1A. Risk Factors—Risks Related to Our Supply Chain," including "—Our long-term, firm commitment supply agreements could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap, and in some circumstances may force us to take a significant accounting charge" and "—We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended
	June 28, 2020		June 30, 2019
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$352,914	100	$436,281	100
Total cost of revenue	331,316	94	416,481	95
Gross profit	21,598	6	19,800	5
Research and development	12,335	3	18,159	4
Sales, general and administrative	55,967	16	61,978	14
Restructuring charges	1,259	—	2,453	1
Gain on sale and impairment of residential lease assets	141	—	8,301	2
Gain on business divestitures	(10,458)	(3)	(137,286)	(31)
Operating income (loss)	(37,646)	(10)	66,195	15
Other income, net	60,001	17	51,910	12
Income before income taxes and equity in losses of unconsolidated investees	22,355	7	118,105	27
Provision for income taxes	(3,068)	(1)	(6,068)	(1)
Equity in losses of unconsolidated investees	(889)	—	(1,963)	—
Net income	18,398	6	110,074	26
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	980	—	11,385	3
Net income attributable to stockholders	$19,378	6	$121,459	29

	Six Months Ended
	June 28, 2020		June 30, 2019
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$802,104	100	$784,506	100
Total cost of revenue	743,058	93	801,991	102
Gross profit (loss)	59,046	7	(17,485)	(2)
Research and development	27,973	3	33,152	4
Sales, general and administrative	121,925	15	124,835	16
Restructuring charges	2,835	—	1,788	—
(Gain) loss on sale and impairment of residential lease assets	(133)	—	17,527	2
Gain on business divestitures	(10,458)	(1)	(143,400)	(18)
Operating loss	(83,096)	(10)	(51,387)	(6)
Other income, net	104,937	13	69,044	9
Income before income taxes and equity in losses of unconsolidated investees	21,841	3	17,657	3
Provision for income taxes	(4,937)	(1)	(11,865)	(2)
Equity in losses of unconsolidated investees	(644)	—	(283)	—
Net income	16,260	2	5,509	1
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,687	—	26,226	3
Net income attributable to stockholders	$17,947	2	$31,735	4

Total Revenue:

Our total revenue during the three months ended June 28, 2020 decreased by 19%, as compared to the three months ended on June 30, 2019, primarily due to decreases in revenue of our SunPower Energy Services Segment and our SunPower Technologies Segment. Our total revenue during the six months ended June 28, 2020 increased by 2%, as compared to the six months ended on June 30, 2019, primarily due to increases in revenue of our SunPower Energy Services Segment, partially offset by declines in our SunPower Technologies Segment. Our commercial backlog in SunPower Energy Services Segment is less susceptible to the adverse impact as a result of COVID-19 since the commercial backlog is booked months in advance. However, our SunPower Technologies Segment has been significantly adversely impacted as a result of COVID-19 as we experienced a significant decrease in volume.

We did not have significant customers that accounted for greater than 10% of total revenue in the three months and six months ended June 28, 2020 and June 30, 2019.

There is significant uncertainty with respect to the impact of the COVID-19 outbreak on our business. The impact of COVID-19 to our revenue during the three months and six months ended June 28, 2020 is discussed below.

Revenue - by Segment:

A description of our segments, along with other required information can be found in Note 16, "Segment and Geographical Information" of the consolidated financial statements in Item 1 Financial Statements. Below, we have further discussed increase and decrease in revenue for each segment.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
SunPower Energy Services	$217,885	$257,340	(15)%	$513,146	$499,065	3%
SunPower Technologies	170,435	314,948	(46)%	418,424	545,582	(23)%
Intersegment eliminations and other	(35,406)	(136,007)	(74)%	(129,466)	(260,141)	(50)%
Total revenue	$352,914	$436,281	(19)%	$802,104	$784,506	2%

SunPower Energy Services

Revenue for the segment decreased 15% during the three months ended June 28, 2020 as compared to the three months ended June 30, 2019 primarily as a result of adverse impacts from the COVID-19 pandemic on our residential customers, partially offset by an increase of revenue from commercial customers.

Revenue for the segment increased by 3% during the six months ended June 28, 2020 as compared to the six months ended June 30, 2019 due to increase in sales to our residential and commercial customers. A majority of the increase in sales occurred in first quarter of fiscal 2020, when we had not yet experienced a full quarter of impact from COVID-19, on our business.

Revenue from residential customers decreased 20% during the three months ended June 28, 2020 as compared to the three months ended June 30, 2019, primarily due to a lower volume of cash sales directly to end customers, residential leases, and residential loans. Revenue from residential customers increased 1% during the six months ended June 28, 2020 as compared to the six months ended June 30, 2019, primarily due to a higher volume of cash sales directly to end customers, residential leases, and residential loans during the first quarter of fiscal 2020, offset by a decrease of volume in second quarter.

Revenue from commercial customers increased 9% and 8%, respectively, during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019 primarily due to an increase in our commercial EPC contracts, offset by a reduction in power generation revenue due to sale of our commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019.

SunPower Technologies

Revenue for the segment decreased 46% and 23% during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019 primarily due to significantly lower volume of module sales for projects in Asia, as a result of adverse impacts from COVID-19.

Total Cost of Revenue:

Our total cost of revenue decreased 20% and 7% during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to decreases in cost of revenue in both SunPower Energy Services segment and SunPower Technology segment. Changes by segments are discussed below in detail.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
SunPower Energy Services	$179,359	$233,226	(23)%	$439,346	$457,079	(4)%
SunPower Technologies	175,136	290,479	(40)%	410,198	521,970	(21)%
Intersegment eliminations and other	(23,179)	(107,224)	(78)%	(106,486)	(177,058)	(40)%
Total cost of revenue	$331,316	$416,481	(20)%	$743,058	$801,991	(7)%
Total cost of revenue as a percentage of total revenue	94%	95%		93%	102%
Total gross margin percentage	6%	23%		7%	(2)%

Cost of Revenue - by Segment:

Below, we have further discussed changes in cost of revenue for each segment.

SunPower Energy Services

Cost of revenue for the segment decreased by 23% and 4% during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to a lower sales from residential and commercial, as a result of adverse impacts from COVID-19, as well as product mix.

Cost of revenue from residential customers decreased 25% and 4% during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to a lower volume of cash sales directly to end customers, residential leases, and residential loans as a result of adverse impacts from COVID-19.

Cost of revenue from commercial customers increased 7% and 7% during each of the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019 primarily due to an increase in volume of our commercial EPC contracts, offset by a reduction in power generation revenue due to sale of our commercial sale-leaseback portfolio in the first and second quarters of fiscal 2019.

SunPower Technologies

Cost of revenue for the segment decreased by 40% and 21% during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to significantly lower volume of module sales in Europe and Asia, as COVID-19 impacted the near term demand of our products. We also recorded excess capacity costs of $22.0 million and $31.7 million, respectively, during the three months and six months ended June 28, 2020, a majority of which was attributable to the idling of our manufacturing facilities in France, Malaysia, Mexico, the Philippines, and the U.S. to comply with local government authorities' public health measures following the outbreak of the COVID-19 pandemic. All of our factories have resumed production as of May 2020, in compliance with the applicable local guidelines.

Gross Margin - by Segment:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
SunPower Energy Services	18%	6%	14%	5%
SunPower Technologies	(3)%	6%	2%	3%

SunPower Energy Services

Gross margin for the segment increased by 12 percentage points and 9 percentage points, for the three months and six months ended June 28, 2020, as compared to the three months and six months ended June 30, 2019, primarily as a result of product mix with higher cash channel sales and commercial EPC projects, partially offset by lower sales volume.

SunPower Technologies

Gross margin for the segment decreased by 9 percentage points and 1 percentage point, during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to significantly decreased sales volume, as well as excess capacity charges due to the idling of our manufacturing facilities from March to May 2020, as a result of the COVID-19 pandemic.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
R&D	12,335	18,159	(32)%	27,973	33,152	(16)%
As a percentage of revenue	3%	4%		3%	4%

R&D expense decreased by $5.8 million and $5.2 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to lower labor expense, and lower travel expenditures following the implementation of travel restrictions as a result of the COVID-19 pandemic.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
SG&A	55,967	61,978	(10)%	121,925	124,835	(2)%
As a percentage of revenue	16%	14%		15%	16%

SG&A expense decreased by $6.0 million and $2.9 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to our previously announced cost actions to reduce the salaries of certain of our executive officers and to temporarily implement a four-day work week for a portion of our employees to address reduced demand and workloads related to the pandemic.  .

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Restructuring charges	1,259	2,453	(49)%	2,835	1,788	59%
As a percentage of revenue	—%	—%		—%	—%
Restructuring charges decreased $1.2 million during the three months ended June 28, 2020 as compared to the three months ended June 30, 2019, primarily due to the non-cash restructuring charges we incurred during the three months ended June 30, 2019 associated with lease termination, which did not reoccur during the three months ended June 28, 2020.

Restructuring charges increased $1.0 million during the six months ended June 28, 2020 as compared to the six months ended June 30, 2019, primarily due to restructuring charges in connection with the December 2019 restructuring plan. See "Item 1. Financial Statements-Note 8. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
(Gain) loss on sale and impairment of residential lease assets	141	8,301	(98)%	(133)	17,527	(101)%
As a percentage of revenue	—%	2%		—%	2%

(Gain) loss on sale and impairment of residential lease assets decreased by $8.2 million and $17.7 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to non-cash impairment charges of $26.0 million recorded during the first quarter of fiscal 2019, for the remaining assets in the residential lease portfolio that have yet to be sold. Also, during the three months ended June 30, 2019, we recognized a gain of $10.3 million primarily from additional consideration received relating to the sale of residential lease assets completed in the fourth quarter of fiscal 2018.

Gain on business divestiture

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Gain on business divestiture	$(10,458)	(137,286)	(92)%	$(10,458)	(143,400)	(93)%
As a percentage of revenue	(3)%	(31)%		(1)%	(18)%

Gain on business divestiture decreased by $126.8 million and $132.9 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to the gain on sale of $143.4 million of the commercial sale-leaseback portfolio recorded in the quarter ended June 30, 2019 that did not recur. During the three months ended June 28, 2020, we recorded a gain on sale of our O&M business of $10.5 million.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Interest income	$174	$566	(69)%	$578	$1,418	(59)%
Interest expense	(10,205)	(16,424)	(38)%	(20,742)	(33,215)	(38)%
Other Income:
Other, net	70,032	67,768	3%	125,101	100,841	24%
Other income, net	$60,001	$51,910	16%	$104,937	$69,044	52%
As a percentage of revenue	17%	12%		13%	9%

Interest expense decreased $6.2 million and $12.5 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019 primarily due to deconsolidation of the sales-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during the first quarter of fiscal 2019 as well as the repurchase of our convertible debt during the first quarter of fiscal 2020.

Other income increased by $2.3 million and $24.3 million in the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, primarily due to a $71.1 million and $119.0 million gain on an equity investment with a readily determinable fair value in the three months and six months ended June 28, 2020, as compared to a gain of $67.5 million and $100.5 million in the three months and six months ended June 30, 2019. Additionally, we recorded a gain of $3.0 million as a result of early repurchase of our 0.875% debentures due 2021 in the six months ended June 28, 2020, and a gain of $1.3 million related to an increase in the fair value of our equity investment without readily determinable fair value, based on observable market transactions with a third-party investor.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Provision for income taxes	(3,068)	(6,068)	(49)%	(4,937)	(11,865)	(58)%
As a percentage of revenue	(1)%	(1)%		(1)%	(2)%

In the three months ended June 28, 2020, our income tax provision of $3.1 million on a profit before income taxes and equity in earnings of unconsolidated investees of $22.4 million was primarily due to projected tax expense in foreign jurisdictions that are profitable. Our income tax provision of $6.1 million in the three months ended June 30, 2019 on a profit before income taxes and equity in earnings of unconsolidated investees of $118.1 million was primarily due to tax expense in foreign jurisdictions that were profitable.

In the six months ended June 28, 2020, our income tax provision of $4.9 million on a profit before income taxes and equity in earnings of unconsolidated investees of $21.8 million was primarily due to projected tax expense in foreign jurisdictions that are profitable, offset by a tax benefit related to release of tax reserves in foreign jurisdictions due to lapse of the statute of limitations. Our income tax provision of $11.9 million in the six months ended June 30, 2019 on a profit before income taxes and equity in earnings of unconsolidated investees of $17.7 million was primarily due to the projected tax expense in foreign jurisdictions that were profitable, and a net change in valuation allowance from a foreign jurisdiction.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. Because of the one-time transition tax related to the Tax Cuts and Jobs Act enacted in 2017, the accumulated foreign earnings were deemed to have been taxed and were no longer subject to the U.S. federal deferred tax liability. Foreign withholding taxes have not been provided on the existing undistributed earnings of our non-U.S. subsidiaries as of June 28, 2020 as these are intended to be indefinitely reinvested in operations outside the United States. In the first half of fiscal 2020, we distributed or intended to distribute earnings from certain countries because of business and cash needs, and we have appropriately accrued withholding tax of $0.7M. Subsequent to the close of the second quarter of fiscal 2020, the financing requirements for the Spin-Off were met, and we now expect to consummate the Spin-Off in the third quarter of fiscal 2020. The estimated tax related to the distribution of non-US subsidiaries earnings from the reorganization steps to execute the Spin-Off is approximately $5.5 million to 6.5 million.

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

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. SunPower previously quantified and recorded the impact of including such compensation costs, as described in the Ninth Circuit decision, of $5.8 million in the fourth quarter of fiscal 2019, as a reduction to deferred tax asset, fully offset by a reduction to valuation allowance of the same amount, without any income tax expense impact. We will reevaluate the deferred tax disclosure at the end of the fiscal year 2020.

On June 29, 2020, California Assembly Bill ("AB 85") was signed. AB 85 suspends the use of California net operating loss deductions and limits maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. As of June 28, 2020, we continue to forecast a U.S. taxable loss for the year, without the taxable gain from the spin-off (the “Spin-Off”) Maxeon Solar into a separate publicly traded company, because we consider the transaction as a discrete event that has not occurred as of June 28, 2020. Accordingly, we did not recognize any tax related to AB 85 since the Spin-Off has not occurred as of the second quarter of fiscal 2020. The financing requirements for the Spin-Off were met in July 2020, and we expect to consummate the Spin-Off in the third quarter of fiscal 2020. The estimated additional California income taxes payable following the Spin-Off transaction is completed are approximately $10 million to $15 million.

Equity in Losses of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Equity in losses of unconsolidated investees	$(889)	$(1,963)	(55)%	$(644)	$(283)	128%
As a percentage of revenue	—%	—%		—%	—%
Our equity in losses of unconsolidated investees decreased by $1.1 million in the three months ended June 28, 2020 as compared to the three months ended June 30, 2019 was driven by a decrease in our share of losses of unconsolidated investees.
Our equity in losses of unconsolidated investees increased by $0.4 million in the six months ended June 28, 2020, as compared to the six months ended June 30, 2019 was driven by a slight increase in our share of losses of unconsolidated investees.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$980	11,385	(91)%	$1,687	26,226	(94)%

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

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $10.4 million and $24.5 million during the three months and six months ended June 28, 2020 as compared to the three months and six months ended June 30, 2019, is primarily due to the deconsolidation of a majority of our residential lease assets during the quarter ended September 29, 2019.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets and liabilities as of August 5th, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the fiscal quarter ended June 28, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019
Net cash used in operating activities	$(158,842)	$(230,091)
Net cash provided by (used in) investing activities	$55,838	$(30,808)
Net cash (used in) provided by financing activities	$(81,409)	$96,629

Operating Activities

Net cash used in operating activities for the six months ended June 28, 2020 was $158.8 million and was primarily the result of: (i) $126.2 million decrease in accounts payable and other accrued liabilities, primarily attributable to timing of invoice payments; (ii) $120.2 million gain on equity investments; (iii) $50.5 million decrease in contract liabilities primarily due to the attainment of milestones billings for a variety of projects; (iv) $11.9 million increase in project assets; (v) $10.5 million gain on sale of our O&M business; (vi) $6.7 million increase in inventories to support the construction of our solar energy projects; (vii) $6.0 million decrease in operating lease liabilities; (viii) $3.0 million gain on sale of convertible debt; (ix) $2.9 million increase in contract assets. This was partially offset by: (i) $58.8 million decrease in accounts receivable due to timing of billings and payments; (ii) net non-cash charges of $53.9 million related to depreciation, stock-based compensation, bad debt expense, and other non-cash charges; (iii) $28.0 million decrease in prepaid expenses and other assets, primarily related to the movements of prepaid inventory; (iv) $16.3 million in net income; (v) $12.0 million decrease in advance payments made to suppliers; (vi) $7.8 million decrease in right of use assets; (vii) $1.0 million increase from deferred income taxes; (viii) $0.6 million increase from equity in losses of unconsolidated investees; and (ix) $0.4 million increase from impairment of residential lease.

Net cash used in operating activities for the six months ended June 30, 2019 was $230.1 million and was primarily the result of: (i) $143.4 million gain on business divestiture; (ii) $100.5 million unrealized gain on equity investments with readily determinable fair value; (iii) $62.1 million increase in inventories to support the construction of our solar energy projects; (iv) $48.6 million increase in accounts receivable, primarily driven by billings; (v) $8.8 million increase in operating lease right-of-use assets; (vi) $6.2 million increase in project assets, primarily related to the construction of our Commercial solar energy projects; (vii) $15.5 million increase in prepaid expenses and other assets, primarily related to movements in prepaid inventory; and (viii) $0.9 million increase in long-term financing receivables related to our net investment in sales-type leases. This was partially offset by: (i) net non-cash charges of $65.9 million related to depreciation, stock-based compensation and other non-cash charges; (ii) gain on sale and impairment of residential lease assets of $26.0 million; (iii) $24.8 million decrease in advance payments made to suppliers; (iv) $7.4 million decrease in contract assets driven by construction activities; (v) $11.2 million increase in accounts payable and other accrued liabilities, primarily attributable to timing of payments for accrued expenses; (vi) $8.7 million increase in operating lease liabilities; (vii) net income of $5.5 million; (viii) $3.4 million increase in contract liabilities driven by construction activities; (ix) $2.0 million net change in deferred income taxes; (x) impairment of long-lived assets of $0.8 million; and (xi) $0.3 million loss in equity in earnings of unconsolidated investees.

Investing Activities

Net cash provided by investing activities in the six months ended June 28, 2020 was $55.8 million, which included proceeds of $46.1 million from the sale of equity investments and return of capital by an unconsolidated investee as well as $15.4 million cash received from the sale of our O&M business, net of deconsolidated cash and $7.7 million in proceeds from equity investments without readily determinable fair value. This was partially offset by $13.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems.
Net cash used in investing activities in the six months ended June 30, 2019 was $30.8 million, which included $61.5 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems. Additionally, SunPower purchased a $10.0 million equity method investment in SunStrong Partners and SunStrong Holdings. This was partially offset by proceeds of $40.5 million from business divestiture and $0.2 million proceeds from the sale of property, plant, and equipment.

Financing Activities

Net cash used in financing activities in the six months ended June 28, 2020 was $81.4 million, which included: (i) $119.3 million in repayments of various debt and other obligations; (ii) $87.1 million of cash paid for convertible debt; (iii) $8.4 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv) $0.9 million of equity offering costs. This was partially offset by: (i) $121.5 million of proceeds from bank loans and other debt; (ii) $10.6 million of proceeds from the issuance of non-recourse power plant and commercial financing, net of issuance costs; and (iii) $2.2 million of cash received from the settlement of a contingent consideration arrangement.

Net cash provided by financing activities in the six months ended June 30, 2019 was $96.6 million, which included: (i) $143.7 million in net proceeds of bank loans and other debt; (ii) $65.7 million in net proceeds from the issuance of non-recourse residential financing, net of issuance costs; and (iii) $29.3 million of net contributions from noncontrolling interests related to residential lease projects. This was partially offset by: (i) $125.1 million for repayments of various bank loans; (ii) $9.0 million payment for SolarWorld asset purchase agreement; (iii) $4.4 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; (iv) $2.4 million in settlement of a contingent consideration arrangement; and (v) $1.2 million payments for non-r ecourse financing.

Debt and Credit Sources

Convertible Debentures

As of June 28, 2020, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023, upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

In June 2014, we issued $400.0 million in aggregate principal amount of our 0.875% debentures due 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were initially acquired by Total. Interest is payable semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion rate of 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price equal to approximately $48.76 per share, which provided Total the right to acquire up to 5,126,775 shares of our common stock and now provides the right to acquire 3,969,375 shares of our common stock following the purchase noted below). The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three months ended June 28, 2020, we purchased $90.3 million of aggregate principal amount of our 0.875% debentures due 2021 for approximately $87.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $3.0 million, which represented the difference between the book value of our 0.875% debentures due 2021, net of the remaining unamortized discount prior to repurchase and the reacquisition price of our 0.875% debentures due 2021 upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations.

Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance up to 200 MWs of panels inventory, preserving the 30% federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines.

The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of March 29, 2020, we have drawn $99.5 million under this facility. During the three and six months ended June 28, 2020, we repaid $1.5 million and did not have any additional drawdowns.
Loan Agreement with California Enterprise Development Authority ("CEDA")

        On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031, under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of June 28, 2020, the fair value of the Bonds was $30.8 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of June 28, 2020, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheet.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into a Green Revolving Credit Agreement (the “2019 Revolver”) with Crédit Agricole Corporate and Investment Bank (“Credit Agricole”), as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total SE up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total SE, we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total SE for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the parent guaranty. We have also agreed to limit our ability to draw funds under the 2019 Revolver, to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of June 28, 2020, we had no outstanding borrowings under the 2019 Revolver.

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

As of June 28, 2020, letters of credit issued under the Deutsche Bank Trust facility totaled $3.6 million, which was fully collateralized with restricted cash as classified on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $60.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earlier of March 29, 2022, March 1, 2021 (a date that is 91 days prior to the maturity of our 2021 convertible debentures), or the termination of the commitments thereunder. During the three and six months ended June 28, 2020 we repaid $8.6 million and $12.3 million, respectively. During the three and six months ended June 28, 2020, we drew an additional $8.7 million and $21.1 million, respectively. We had a balance outstanding of $28.0 million as of June 28, 2020. During the three and six months ended June 30, 2019, we had drawn $3.5 million and $12.5 million, respectively, and repaid $0.3 million.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of June 28, 2020, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of June 28, 2020, we had unrestricted cash and cash equivalents of $235.3 million as compared to $423.0 million as of December 29, 2019. Our cash balances are held in numerous locations throughout the world, and as of June 28, 2020, we had approximately $39.4 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred). The incurrence, however, would did not result in a cash payment due to our cumulative net operating loss position. We expect total capital expenditures related to purchases of property, plant and equipment of approximately $63.9 million in fiscal 2020 in order to increase our manufacturing capacity for our highest efficiency A-Series (Maxeon 5) product platform and our Performance Line technology, improve our current and next generation solar cell manufacturing technology, and other projects. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total SE pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of June 28, 2020, letters of credit issued under the Deutsche Bank Trust facility amounted to $3.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of June 28, 2020, outstanding amounts related to our project financing totaled $20.0 million.

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

The global spread of the coronavirus ("COVID-19") created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we instituted certain measures, including requirements to work remotely for the majority of our workforce, travel restrictions and the idling of our factories in France, Malaysia, Mexico, the Philippines, and the U.S consistent with actions taken or recommended by governmental authorities. All of our factories have resumed production as of May, in compliance with the relevant local restrictions. We implemented several mitigating actions to prudently manage our business during the current industry uncertainty relating to the COVID-19 pandemic. These actions include reducing management salaries, freezing hiring and merit increases, reducing capital expenditures and discretionary spending, and temporarily moving most of our employees to a four-day work week in recognition of reduced demand and workloads due to the pandemic. Most of our employees reverted back to a full work week during the last week of June and returned to full salary during the last week of July. We also continue to focus on improving our overall operating performance and liquidity, including managing cash flows and working capital.

Sufficient working capital and liquidity is necessary to support repayment of our $309.7 million 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"), $193.6 million of which are held by Total, for which we believe our projected cash and cash equivalents including proceeds received from the proposed spin-off ("Spin-Off") of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) will be adequate. Related to this transaction, we have satisfied the substantive closing conditions to the proposed investment by Tianjin Zhonghuan Semiconductor Co., Ltd., (“TZS”), a PRC joint stock limited company, into the Maxeon Solar business including, among other things, the SEC declaring the Maxeon Solar Form 20-F effective under the Exchange Act and entering into financing arrangements for available borrowing capacity of no less than $325.0 million. The remaining corporate and other actions necessary to execute and consummate the Spin-Off transaction include the funding into escrow of the final remaining portion of the TZS investment and we currently expect the Spin-Off to be completed before the end of the third fiscal quarter of 2020. Assuming the Spin-Off is completed as planned, we believe that together with our projected cash and cash equivalents, it will generate sufficient proceeds to satisfy our debt obligations under the 0.875% debentures due 2021, however the completion of this transaction is not certain until the actual closing. In addition, if the Spin-Off transaction is not completed as planned, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to satisfy our liquidity needs; however, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including COVID-19. Even when we can access capital markets, the terms available to us from these sources could be materially and adversely impacted, which may result in less favorable terms than we would ordinarily expect to receive. If these alternative actions were necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results over time.

Contractual Obligations

The following table summarizes our contractual obligations as of June 28, 2020:

		Payments Due by Fiscal Period
(In thousands)	Total	2020 (remaining six months)	2021-2022	2023-2024	Beyond 2024
Convertible debt, including interest[1]	$780,616	$9,855	$345,053	$425,708	$—
CEDA loan, including interest[2]	58,050	1,275	5,100	5,100	46,575
Other debt, including interest[3]	209,237	92,642	110,905	2,045	3,645
Future financing commitments[4]	2,900	2,900	—	—	—
Operating lease commitments[5]	110,650	8,936	34,892	24,214	42,608
Finance lease commitments[6]	1,840	322	1,316	202	—
Non-cancellable purchase orders[7]	149,310	149,310	—	—	—
Purchase commitments under agreements[8]	429,227	272,356	116,931	33,858	6,082
Deferred purchase consideration in connection with acquisition[9]	30,000	30,000	—	—	—
Total	$1,771,830	$567,596	$614,197	$491,127	$98,910

1Convertible debt, including interest, relates to the aggregate of $734.7 million in outstanding principal amount of our senior convertible debentures on June 28, 2020. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of June 28, 2020 and December 29, 2019, total liabilities associated with uncertain tax positions were $19.7 million and $20.1 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of June 28, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 12% and 10% of our total revenue in the three and six months ended June 28, 2020, respectively and 13% and 11% our total revenue in the three and six months ended June 30, 2019, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $4.2 million and $7.8 million in the three and six months ended June 28, 2020, respectively and $5.6 million and $8.5 million in the three and six months ended June 30, 2019, respectively. Except for the broad negative effects of the COVID-19 pandemic on the global economy and major financial markets there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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

We currently conduct hedging activities which involve the use of option and/or forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 28, 2020 and December 29, 2019, we had designated outstanding cash flow hedge forward contracts with a notional value of $0.0 million and $48.9 million, respectively. As of June 28, 2020 and December 29, 2019, we also had designated outstanding cash flow hedge option contracts with a notional value of $128.6 million and $142.9 million, respectively. As of June 28, 2020 and December 29, 2019, we had non-designated outstanding forward currency contracts with aggregate notional values of $78.6 million and $17.5 million, respectively. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience a reclassification of gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We have entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for the next year. The purchase prices required by these polysilicon supply agreements are significantly higher than current market prices for similar materials. Under certain agreements, we were required to make prepayments to the vendors over the terms of the arrangements. As of June 28, 2020 and December 29, 2019, advances to suppliers totaled $109.4 million and $121.4 million, respectively. One supplier accounted for 100.0% of total advances to suppliers as of both June 28, 2020 and December 29, 2019.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of June 28, 2020 and December 29, 2019, investments of $25.8 million and $26.5 million, respectively, are accounted for using the equity method. As of June 28, 2020 and December 29, 2019, investments of $7.5 million and $8.7 million are accounted for using the measurement alternative method.

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

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three and six months ended June 28, 2020, we recorded gains of $71.1 million and $119.0 million, respectively, within "other, net" in our condensed consolidated statement of operations. For the three and six months ended June 30, 2019, we recorded gains of $67.5 million and $100.5 million, respectively, within "other, net" in our condensed consolidated statement of operations. During fiscal 2019, we sold one million shares of Enphase common stock in open market transactions. During the six months ended June 28, 2020, we sold an additional one million of shares of Enphase common stock in open market transactions for cash proceeds of $43.7 million.

Interest Rate Risk and Market Price Risk Involving Debt

As of June 28, 2020, we held outstanding convertible debentures with an aggregate face value of $734.7 million, comprised of $425.0 million of 4.00% debentures due in 2023 and $309.7 million of 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $624.9 million and $719.7 million as of June 28, 2020 and December 29, 2019, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2020 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, except as supplemented and updated for the risk factors described and included below.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and associated economic and other impacts had adverse impact on our business, operations, and financial performance, as well as on the operations and financial performance of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives.

The COVID-19 pandemic has had an adverse impact on most aspects of our business, operations and financial performance, and the impact is ongoing and will likely continue to change. The pandemic has affected our employees and their ability to work, our ability to conduct our business operations around the globe, reduced demand for our products, disrupted our supply chains, limited the ability of some of our customers to purchase and pay for our products, and caused us to reallocate and prioritize our planned spending among our strategic initiatives. These impacts are substantial and may make it more difficult for us to generate cash flow to meet our own obligations under the terms of our outstanding indebtedness. While we are actively evaluating our ability to obtain relief through recently announced government assistance, such relief may not be available and, even if available, is unlikely to fully mitigate the impacts of the pandemic on our business and our financial results.

Employees. The safety and wellbeing of our employees is paramount and could also impact our ability to address the uncertainties associated with the COVID-19 pandemic. We have modified our business practices in response to the pandemic, instituting health and safety measures such as limiting employee travel, implementing social distancing and remote work measures, and cancelling physical participation in meetings, events, and conferences. Despite these efforts, such measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic to our employees, dealers, customers and suppliers. Our employees may be unable to work effectively due to sheltering-in-place arrangements, illness, quarantine, travel restrictions, lack of public transportation or other restrictions required by government authorities or that we determine are in the best interests of our employees, which may harm our operations. We announced temporary reductions in the salaries of certain of our executive officers, as well as temporary reductions in salaries and reduced work week schedules for certain of our employees to address reduced demand and workloads related to the pandemic and to conserve cash, with exceptions for certain groups, including those supporting customer and asset services. In June 2020, most of our employees resumed a full work week and returned to full salary during the last week of July.

Adverse manufacturing, supply, and strategic transaction and investment impacts. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations, including our manufacturing operations, bookings and sales, and may adversely affect our ability to continue to invest in all of our planned research and development and other initiatives. Consistent with actions taken or recommended by governmental authorities, we temporarily idled our solar cell and module production lines located at our manufacturing facilities in the Philippines, France, Malaysia and Mexico. All of our factories have resumed production as of May 2020 in accordance with the relevant local restrictions and with additional safety measures to protect our employees. However, a return to production to prior levels may take a significant period of time, and may be dependent on similar plans from our suppliers, and we may face disruptions to the timing, capacity, and efficiency of our solar cell and module production lines, which in turn may restrict our ability to match product supplies to customer demand. In addition, new governmental orders and restrictions may be issued in some locations if the pandemic recurs or worsens. During a prolonged reduction in manufacturing operations or demand, the business and financial condition of our suppliers and customers may deteriorate, resulting in liquidity challenges, bankruptcies, permanent discontinuation of operations, or an inability to make timely deliveries or payments to us. Our suppliers and vendors may also request new or changed credit terms, which could effectively increase the prices we pay for raw materials and supplies.

Although we continue to invest in research and development initiatives, including for development of our Maxeon 7 technology, we cannot be certain whether we will realize the anticipated value of such investments or realize the anticipated value within previously predicted time frames, in light of the economic uncertainty caused by the COVID-19 pandemic and steps we have taken to reduce workweek length and promote social distancing and remote work for employees.

Decline in demand for products. We have experienced, and expect to continue to experience, a decline in demand for our solar panels in light of the global economic slowdown caused by the COVID-19 pandemic and the associated decrease in consumer spending, which we expect will have a near-term adverse impact on our business, financial condition, results of operations, and cash flows. Additionally, as credit markets become more challenging, customers may be unable or unwilling to finance the cost of our products, and the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for our customers, any of which could materially and adversely affect our revenue and growth of our business. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

Impacts on our ability to meet our own financial commitments. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows. In light of reduced demand and general economic uncertainty related to the COVID-19 pandemic, we cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, restructuring, or capital raising effort.

Impact on other risks inherent in our business. The overall effect that the COVID-19 pandemic will have on our business, financial condition and results of operations will depend on future developments, including the ultimate duration and scope of the pandemic, the timing of lifting or easing of various governmental restrictions, the impact on our suppliers, dealers and customers, and how quickly economic conditions, operations, and the demand for our products return to prior levels.

In addition to the risks described above, the pandemic and associated economic and other impacts may also have the effect of heightening the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 29, 2019; in particular, see the “Risks Related to our Sales Channels,” “Risks Related to our Liquidity,” “Risks Related to our Supply Chain,” and “Risks Related to our Operations” and in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020. The ultimate effect that the pandemic may have on our operating and financial results is not presently known to us or may present unanticipated risks that cannot be determined at this time.

We may be unable to raise the funds necessary to repurchase the convertible notes for cash pursuant to a mandatory redemption.

In the event that Maxeon Solar, currently one of our wholly-owned subsidiaries, is required to redeem all of the Notes pursuant to the mandatory redemption provisions thereof. Maxeon Solar may not have enough available cash or be able to obtain sufficient additional financing at the time Maxeon Solar is required to redeem the Notes. In addition, applicable law, regulatory authorities and the agreements governing Maxeon Solar’s other indebtedness restrict or may restrict Maxeon Solar’s ability to redeem the Notes when required. For example, certain of the debt financing arrangements that Maxeon Solar entered into in connection with the Spin-Off require such debt to be repaid, or a consent from the lenders to be obtained, before Maxeon Solar may redeem the Notes in connection with a mandatory redemption. Maxeon Solar’s failure to repurchase or redeem the Notes when required will constitute a default under the Indenture. A default under the Indenture could also lead to a default under agreements governing Maxeon Solar’s other indebtedness through cross-default provisions, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under our debt agreements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 30, 2020 through April 26, 2020	187,857	$5.06	—	—
April 27, 2020 through May 24, 2020	29,354	$7.20	—	—
May 25, 2020 through June 28, 2020	11,451	$8.00	—	—
	228,662		—	—
1 The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
4.1
Indenture, dated as of July 17, 2020, between Maxeon Solar Technologies, Ltd. and Deutsche Bank Trust Company Americas, as Trustee, with respect to Maxeon Solar Technologies, Ltd’s 6.50% Green Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

4.2	Form of Global Note, representing Maxeon Solar Technologies, Ltd.’s 6.50% Green Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).
10.1
Prepaid Forward Share Repurchase Confirmation, dated as of July 17, 2020, by and between Maxeon Solar Technologies, Ltd. and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.2
Physical Delivery Share Forward Transaction Confirmation, dated as of July 17, 2020, by and between Maxeon Solar Technologies, Ltd. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.3
Common Terms Agreement, dated as of July 14, 2020, by and among Maxeon Solar Technologies, Ltd. and SunPower Philippines Manufacturing Ltd., as Borrowers, Maxeon Solar Technologies, Ltd., SunPower Systems Sarl, SunPower Energy Solutions France S.A.S. and SunPower Corporation Mexico S. de R.L. de C.V. as Guarantors, the Lenders party thereto and DBS Bank Ltd. as Intercreditor Agent, Facility Agent and Security Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.4
Term Facility Agreement, dated as of July 14, 2020, by and between Maxeon Solar Technologies, Ltd. and DBS Bank Ltd., as Facility Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.5
SunPower Philippines Facility Agreement, dated as of July 14, 2020, by and among SunPower Philippines Manufacturing Ltd., as the Borrower, the Lenders party thereto and DBS Bank Ltd. as the Facility Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.6
Working Capital Facility Agreement, dated as of July 14, 2020, by and among Maxeon Solar Technologies, Ltd., as the Borrower, the Lenders party thereto, and DBS Bank Ltd. as the Facility Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.7*
Letter Agreement regarding Consent and Waiver Relating to Replacement Financing and Certain Other Matters, dated as July 9, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Pte. Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd

10.8
Letter Agreement Related to Purchase Price Deposit, dated as July 31, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form 20-F filed by Maxeon Solar Technologies, Ltd. with the Securities and Exchange Commission on July 31, 2020).

10.9^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

10.10^
2019 Management Career Transition Plan as amended July 24, 2020 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*+	Inline XBRL Taxonomy Schema Document.

101.CAL*+	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE*+	Inline XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	Inline XBRL Taxonomy Definition Linkbase Document.
104
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Thee cover page from the Company's Quarterly Report on Form 10-Q for the fiscal year ended June 28, 2020 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

August 5, 2020	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer