Form 10-Q
period 2020-09-27
SUNPOWER CORP
filed 2020-10-30
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

The total number of outstanding shares of the registrant’s common stock as of October 23, 2020 was 170,159,499.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	September 27, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$324,741	$301,999
Restricted cash and cash equivalents, current portion	16,605	26,348
Accounts receivable, net[1]	94,756	127,878
Contract assets[1]	126,474	99,426
Inventories	178,139	163,405
Advances to suppliers, current portion	—	31,843
Project assets - plants and land, current portion	24,366	12,650
Prepaid expenses and other current assets[2]	96,247	86,755
Current assets of discontinued operations	—	530,627
Total current assets	861,328	1,380,931

Restricted cash and cash equivalents, net of current portion	8,419	9,354
Property, plant and equipment, net	50,397	55,860
Operating lease right-of-use assets	53,716	40,699
Solar power systems leased, net	51,179	54,338
Other intangible assets, net	1,073	7,121
Other long-term assets	423,197	277,805
Long-term assets of discontinued operations	—	345,813
Total assets	$1,449,309	$2,171,921

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable[1,2]	$162,499	$207,062
Accrued liabilities[1]	128,647	116,276
Operating lease liabilities, current portion	9,995	7,559
Contract liabilities, current portion[1]	55,274	91,345
Short-term debt	96,625	44,473
Convertible debt, current portion[1]	301,258	—
Current liabilities of discontinued operations	—	431,694
Total current liabilities	754,298	898,409

Long-term debt	68,386	112,340
Convertible debt[1]	422,132	820,259
Operating lease liabilities, net of current portion	44,100	36,657
Contract liabilities, net of current portion[1]	29,478	31,922
Other long-term liabilities	137,981	157,774
Long-term liabilities of discontinued operations	—	93,061
Total liabilities	1,456,375	2,150,422
Commitments and contingencies (Note 8)
(Deficit) equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of September 27, 2020 and December 29, 2019	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 182,941 shares issued, and 170,139 shares outstanding as of September 27, 2020; 182,830 shares issued, and 170,059 shares outstanding as of December 29, 2019	170	168
Additional paid-in capital	2,679,960	2,661,819
Accumulated deficit	(2,497,409)	(2,449,679)
Accumulated other comprehensive gain (loss)	8,070	(9,512)
Treasury stock, at cost: 12,801 shares of common stock as of September 27, 2020; 12,770 shares of common stock as of December 29, 2019	(201,090)	(192,633)
Total stockholders' (deficit) equity	(10,299)	10,163
Noncontrolling interests in subsidiaries	3,233	11,336
Total (deficit) equity	(7,066)	21,499
Total liabilities and (deficit) equity	$1,449,309	$2,171,921
1 We have related-party balances for transactions made with Total SE and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt," and "contract liabilities, net of current portion," financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 10, Note 11, and Note 12).

2 We have related-party balances for transactions entered with Maxeon Solar. These related-party balances are recorded within "prepaid expenses and other current assets" and "accrued liabilities" on our condensed consolidated balance sheets (see Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Solar power systems, components, and other[1]	$267,619	$277,280	$765,316	$665,623
Residential leasing	1,284	3,523	3,937	9,083
Solar services	5,903	5,239	13,766	15,902
	274,806	286,042	783,019	690,608
Cost of revenue:
Solar power systems, components, and other[1,2]	233,144	236,991	681,649	600,947
Residential leasing	1,209	1,567	3,722	5,939
Solar services	3,313	1,989	5,672	6,319
	237,666	240,547	691,043	613,205
Gross profit	37,140	45,495	91,976	77,403
Operating expenses:
Research and development[2]	5,344	8,837	19,106	26,494
Sales, general and administrative	35,462	41,428	112,193	129,582
Restructuring (credits) charges	(97)	4,252	2,738	6,626
(Gain) loss on sale and impairment of residential lease assets	386	10,756	253	28,283
Gain on business divestiture	—	—	(10,458)	(143,400)
Income from transition services agreement, net[2]	(1,889)	—	(1,889)	—
Total operating expenses	39,206	65,273	121,943	47,585
Operating income (loss)	(2,066)	(19,778)	(29,967)	29,818
Other income (expense), net:
Interest income	104	951	682	2,184
Interest expense[1]	(7,090)	(8,930)	(24,731)	(40,570)
Other, net	155,457	45,111	277,100	145,343
Other income, net	148,471	37,132	253,051	106,957
Income from continuing operations before income taxes and equity in earnings of unconsolidated investees	146,405	17,354	223,084	136,775
Provision for income taxes	(36,725)	(2,928)	(38,716)	(10,074)
Equity in losses of unconsolidated investees	—	(960)	—	(716)
Net income from continuing operations	109,680	13,466	184,368	125,985
Loss from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	(70,761)	(29,417)	(125,599)	(131,181)
Provision for income taxes	6,137	(2,450)	3,191	(7,169)
Equity in earnings (losses) of unconsolidated investees	58	(807)	(586)	(1,334)
Net loss from discontinued operations, net of taxes	(64,566)	(32,674)	(122,994)	(139,684)
Net income (loss)	45,114	(19,208)	61,374	(13,699)
Net (income) loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	(230)	5,178	2,512	33,474
Net (income) loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(258)	(987)	(1,313)	(3,057)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(488)	4,191	1,199	30,417
Net income from continuing operations attributable to stockholders	$109,450	$18,644	$186,880	$159,459
Net loss from discontinued operations attributable to stockholders	(64,824)	$(33,661)	$(124,307)	$(142,741)
Net income (loss) attributable to stockholders	$44,626	$(15,017)	$62,573	$16,718

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	0.64	0.13	1.10	1.12
Discontinued operations	(0.38)	(0.24)	(0.73)	(1.00)
Net income (loss) per share - basic	0.26	(0.11)	0.37	0.12

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	0.57	0.12	0.99	1.03
Discontinued operations	(0.33)	(0.22)	(0.62)	(0.86)
Net income (loss) per share - diluted	0.24	(0.10)	0.37	0.17

Weighted-average shares:
Basic	170,113	142,553	169,646	142,248
Diluted	198,526	155,583	200,124	166,861

1We have related-party transactions with Total SE and its affiliates as well as unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our condensed consolidated statements of operations (see Note 3 and Note 11).

2We have related-party transactions with Maxeon Solar. These related-party transactions are recorded within the "cost of revenue: solar power systems, components, and other", "research and development" expenses", and "income from transition services agreement, net" (see Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	$45,114	$(19,208)	$61,374	$(13,699)
Components of other comprehensive income:
Translation adjustment	2,619	(1,547)	2,753	(755)
Net change in derivatives (Note 12)	(1,602)	2,267	(2,540)	1,550
Net gain (loss) on long-term pension liability obligation	16	—	(33)	—
Income taxes	(5)	(626)	(5)	(436)
Total other comprehensive income (loss)	1,028	94	175	359
Total comprehensive income (loss)	46,142	(19,114)	61,549	(13,340)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(488)	4,191	1,199	30,417
Comprehensive income (loss) attributable to stockholders	$45,654	$(14,923)	$62,748	$17,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity (Deficit)
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net loss	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	170	2,668,704	(199,543)	(8,789)	(2,451,110)	9,432	10,629	20,061
Net income (loss)	—	—	—	—	—	19,378	19,378	(980)	18,398
Other comprehensive loss	—	—	—	—	(1,576)	—	(1,576)	—	(1,576)
Issuance of restricted stock to employees, net of cancellations	533	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,675	—	—	—	5,675	—	5,675
Purchases of treasury stock	(229)	—	—	(1,253)	—	—	(1,253)	—	(1,253)
Balances at June 28, 2020	170,059	170	2,674,379	(200,796)	(10,365)	(2,431,732)	31,656	9,649	41,305
Net income	—	—	—	—	—	44,626	44,626	488	45,114
Other comprehensive loss	—	—	—	—	1,028	—	1,028	—	1,028
Distributions to non-controlling interest								(302)	(302)
Issuance of restricted stock to employees, net of cancellations	111		—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,581	—	—	—	5,581	—	5,581
Purchases of treasury stock	(31)	—	—	(294)	—	—	(294)	—	(294)
Contributions to non-controlling interest								22	22
Issuance of Maxeon Solar green convertible notes	—	—	53,040	—	—	—	53,040	—	53,040
Impact of Maxeon Solar Spin-Off	—		(53,040)	—	17,407	(110,303)	(145,936)	(6,624)	(152,560)
Balances at September 27, 2020	170,139	$170	$2,679,960	$(201,090)	$8,070	$(2,497,409)	$(10,299)	$3,233	$(7,066)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net loss	—	—	—	—	—	(89,724)	(89,724)	(14,841)	(104,565)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	9,151	9,151	—	9,151
Other comprehensive income	—	—	—	—	99	—	99	—	99
Issuance of restricted stock to employees, net of cancellations	1,848	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	6,628	—	—	—	6,628	—	6,628
Contributions from noncontrolling interests	—	—	—	—	—	—	—	20,987	20,987
Purchases of treasury stock	(633)	(1)	—	(3,871)	—	—	(3,872)	—	(3,872)
Balances at March 31, 2019	142,393	142	2,469,998	(190,940)	(4,051)	(2,561,561)	(286,412)	64,956	(221,456)
Net income (loss)	—	—	—	—	—	121,459	121,459	(11,385)	110,074
Other comprehensive income	—	—	—	—	166	—	166	—	166
Issuance of restricted stock to employees, net of cancellations	173	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,790	—	—	—	6,790	—	6,790
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,590	8,590
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(316)	(316)
Purchases of treasury stock	(51)	—	—	(494)	—	—	(494)	—	(494)
Balances at June 30, 2019	142,515	143	2,476,788	(191,434)	(3,885)	(2,440,102)	(158,490)	61,845	(96,645)
Net loss	—	—	—	—	—	(15,017)	(15,017)	(4,191)	(19,208)
Other comprehensive income	—	—	—	—	94	—	94	—	94
Issuance of restricted stock to employees, net of cancellations	85	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,027	—	—	—	7,027	—	7,027
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,836	1,836
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(1,236)	(1,236)
Purchases of treasury stock	(23)	—	—	(291)	—	—	(291)	—	(291)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio[1]	—	—	—	—	—	—	—	(51,833)	(51,833)
Balances at September 29, 2019	142,577	$143	$2,483,815	$(191,725)	$(3,791)	$(2,455,119)	$(166,677)	$6,421	$(160,256)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	61,374	(13,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,737	62,022
Non-cash restructuring charges	—	5,874
Stock-based compensation	18,788	18,927
Non-cash interest expense	5,495	7,468
Bad debt expense	998	1,319
Equity in losses of unconsolidated investees	586	2,050
Gain on equity investments with readily determinable fair value	(275,645)	(129,038)
Gain on retirement of convertible debt	(3,060)	—
Gain on sale of assets	—	(21,383)
Gain on business divestiture	(10,458)	(143,400)
Gain on sale of investments without determinable fair value	—	(17,275)
Deferred income taxes	1,639	500
Impairment of property, plant and equipment	—	777
Loss on sale and impairment of residential lease assets	815	36,709
Changes in operating assets and liabilities:
Accounts receivable	113,029	(47,029)
Contract assets	(22,771)	(18,107)
Inventories	(12,107)	(108,093)
Project assets	(11,202)	(9,238)
Prepaid expenses and other assets	(4,324)	1,482
Operating lease right-of-use assets	9,898	6,219
Long-term financing receivables, net	—	(473)
Advances to suppliers	16,296	33,292
Accounts payable and other accrued liabilities	(75,141)	64,009
Contract liabilities	(53,818)	8,127
Operating lease liabilities	(8,642)	(7,202)
Net cash used in operating activities	(202,513)	(266,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,174)	(35,100)
Cash paid for solar power systems	(5,394)	(51,826)
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds[2]	(140,132)	—
Proceeds from business divestiture, net of cash[3]	15,418	40,491
Proceeds from sale of equity investment	119,439	42,957
Proceeds from maturities of marketable securities	6,588	—
Purchases of marketable securities	(1,338)	—
Proceeds from sale of assets	—	39,970
Cash outflow from sale of residential lease portfolio	—	(16,397)
Proceeds from return of capital of equity investments with fair value option	7,724	—
Cash paid for investments in unconsolidated investees	—	(12,400)
Net cash provided by (used in) investing activities	(10,869)	7,695
Cash flows from financing activities:
Proceeds from bank loans and other debt	183,731	231,489
Repayment of bank loans and other debt	(183,070)	(209,095)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	13,434	72,259
Repayment of non-recourse commercial and residential financing	(7,231)	(2,959)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	22	31,413
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(302)	(316)
Cash paid for repurchase of convertible debt	(95,178)	—
Proceeds from issuance of Maxeon Solar green convertible debt	200,000	—
Settlement of contingent consideration arrangement, net of cash received	2,245	(2,448)
Equity offering costs paid	(928)	—
Payment for prior business combination	—	(9,000)
Purchases of stock for tax withholding obligations on vested restricted stock	(8,455)	(4,657)
Net cash provided by financing activities	104,268	106,686
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	222	(1,247)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(108,892)	(153,028)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	458,657	363,763
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$349,765	$210,735

Non-cash transactions:
Costs of solar power systems sourced from existing inventory	$—	$29,206
Costs of solar power systems funded by liabilities	$598	$3,604
Property, plant and equipment acquisitions funded by liabilities	$36	$11,911
Right-of-use assets obtained in exchange for lease obligations[4]	$21,786	$103,744
Derecognition of financing obligations upon business divestiture	$—	$590,884
Assumption of liabilities in connection with business divestiture[5]	$9,056	$—
Holdbacks in connection with business divestiture[5]	$7,199	$2,425
Receivables in connection with sale of residential lease assets	$—	$8,043
Assumption of debt by buyer in connection with sale of residential lease assets	$—	$69,076
Holdback related to sale of assets	$—	$18,300
1"Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

2Amount for the nine months ended September 27, 2020 consists of $125 million of cash received from Maxeon Solar under the Separation and Distribution Agreement, net of de-consolidated cash of $265.1 million

3 Amount for the nine months ended September 27, 2020 is net of de-consolidated cash of $0.6 million

4 Amounts for the nine months ended September 29, 2019 include the transition adjustment for the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842") and additional Right-of-Use ("ROU") asset additions.

5See Note 5.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," the “Company,” "we," "us," or "our") is a leading solar energy company that delivers complete solar solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. downstream Distributed Generation (“DG”) market, providing an affordable and sustainable source of electricity compared to traditional utility energy to residential homeowners and commercial customers through multiple financial offerings. Our sales channels include a strong network of dealers and resellers that operate in both residential and commercial markets. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total," formerly Total Solar International SAS) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of Total SE (“Total SE,” formerly Total SA) (see “Note 3. Transactions with Total and Total SE”).

On August 26, 2020, we completed the previously announced spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of the Company’s common stock (the “Distribution”) as of the close of business on August 17, 2020.

As a result of the Spin-Off, SunPower no longer consolidates Maxeon Solar within its financial results of continuing operations. For all the periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the condensed consolidated statement of operations and the assets and liabilities of Maxeon Solar are presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. (Refer Note 2. Discontinued Operations for additional details).

Liquidity

The global spread of the coronavirus ("COVID-19") created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we instituted several measures, including requirements to work remotely for the majority of our workforce and travel restrictions, as well as other mitigating actions to prudently manage our business during the current industry uncertainty. These measures included temporary reductions in the salaries of certain of our executive officers and the fees payable to our independent directors, as well as temporary reductions in salaries and reduced work week schedules for certain of our employees to address reduced demand and workloads, with exceptions for certain groups, including those supporting customer and asset services. In June 2020, most of our employees resumed a full work week and returned to full salary during the last week of July. In September 2020, our executive officers and independent board of directors returned to full salary.

Despite the challenging and volatile economic conditions, we believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"), which were outstanding in an aggregate principal amount of $301.6 million as of September 27, 2020. In addition, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to address our liquidity needs. However, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including the COVID-19 pandemic. If alternative actions were to be necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results over time.

Basis of Presentation and Preparation

    Principles of Consolidation

    The accompanying condensed consolidated financial statements include the accounts of SunPower and our wholly-owned subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. For all the periods prior to the Spin-Off, the financial results, assets and liabilities of Maxeon Solar are presented as net of earnings from discontinued operations in the condensed statement of operations and the assets and liabilities are presented as assets and liabilities from discontinued operations in the condensed consolidated balance sheets The historical statements of comprehensive income and cash flows and the balances related to stockholders’ (deficit) equity have not been revised to reflect the effect of the Spin-Off. For further information on discontinued operations, see Note 2. “Discontinued Operations." All intercompany transactions and balances have been eliminated on consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 29, 2019 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 18, 2020 but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The operating results for the three and nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.

    We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2020, is a 53-week fiscal year, while fiscal year 2019 was a 52-week fiscal year. The third quarter of fiscal 2020 ended on September 27, 2020, while the third quarter of fiscal 2019 ended on September 29, 2019.
Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include: revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations and variable consideration; allowances for credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; stock-based compensation; fair value assumptions for solar power systems and other long-lived assets sold under sale-leaseback transactions; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant and equipment, and intangible assets; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; residual value of solar power systems; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. As a result of the uncertainty involved with industry impacts of the COVID-19 pandemic, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. These estimates may change as impacts become more certain and additional information becomes available, which may result in a significant change to our estimates in future periods. Actual results could materially differ from those estimates.

Summary of Selected Significant Accounting Policies

Included below, are selected significant accounting policies that were added or modified during the nine months ended September 27, 2020 as a result of new transactions entered into or the adoption of new accounting policies. Refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for the full list of our significant accounting policies.

Financial Instruments - Credit Losses

Effective December 30, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to the section Recently Adopted Accounting Pronouncements below.

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

As of September 27, 2020, we reported $94.8 million of accounts receivable, net of allowances of $17.0 million. Based on aging analysis as of September 27, 2020, 77% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 6. Balance Sheet Components for more details on changes in allowance for credit losses. We are continuing to actively monitor the impact of the COVID-19 pandemic on our expected credit losses.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment reduces the number of accounting models used for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features separately recognized from the host contracts. ASU 2020-06 is effective no later than the first quarter of fiscal 2022. Early adoption is permitted no earlier than the first quarter of fiscal 2021, and the ASU should be applied retrospectively. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our financial statements and disclosures.

Note 2. Discontinued Operations

Maxeon Solar Separation Transaction

On August 26, 2020, the Company completed the Spin-Off of Maxeon Solar, consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata Distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of the Company’s common stock as of the close of business on August 17, 2020.

Immediately after the Distribution, Maxeon Solar and Tianjin Zhonghuan Semiconductor Co., Ltd., a PRC joint stock limited company (“TZS”), completed the previously announced transaction in which Zhonghuan Singapore Investment and Development Pte. Ltd., a Singapore private limited company and an affiliate of TZS, purchased from Maxeon Solar, for $298.0 million, 8,915,692 additional ordinary shares of Maxeon Solar (the “TZS Investment”), representing approximately 28.848% of the outstanding ordinary shares of Maxeon Solar after giving effect to the Spin-Off and the TZS Investment.

Shortly after the Spin-Off, Maxeon Solar paid us $125.0 million for the transfer of certain intellectual property and reimbursement of transaction expenses in accordance with the Separation and Distribution Agreement entered into between us and Maxeon Solar in connection with the Spin-Off.

In connection with the Spin-Off, we and Maxeon Solar entered into various ancillary agreements that provide a framework for the relationships between the parties going forward, including a tax matters agreement, an employee matters agreement, a transition services agreement, a brand framework agreement, a cross license agreement, a product collaboration agreement and a supply agreement (collectively, the “Ancillary Agreements”). For the descriptions of the Ancillary Agreements and the full text of such agreements, refer to our Current Report on Form 8-K and exhibits filed with the SEC on August 27, 2020.

Under the transition services agreement, Maxeon Solar and SunPower will provide various administrative services and assets to each other through August 26, 2021 with an option to extend for up to an additional 180 days. Services to be provided include, among others, certain services related to finance, accounting, business technology, human resources, facilities, document management and record retention, relationship and strategy management, module operations, and technical and quality support. In consideration for such services, Maxeon Solar and SunPower will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a 25% increase following an extension of the initial term (unless otherwise mutually agreed to by the parties). During the three and nine months ended September 27, 2020, we recorded $2.1 million of income associated with the transition services agreement. This was offset by $0.2 million of services provided by Maxeon Solar to us, resulting in a net reduction of operating expenses of $1.9 million, presented separately within operating expenses on the condensed consolidated statement of operations.

The product collaboration agreement provides a framework for the development of next-generation Maxeon 7 panels, flex panels, single solar panels, and any other products that are agreed to by the parties. Each project that will occur under the agreement will be governed by written plans that will be agreed to by the parties. These plans will include agreed-upon budgets, cost allocations and resource responsibilities of the parties and will last a maximum of 2 years. Both parties will have the sole right to manufacture the products developed under the agreement within the 50 states of the United States, the District of Columbia and Canada (the “Collaboration Territory”). Maxeon Solar will have the exclusive right to manufacture the products outside of the Collaboration Territory. For a period that will not be longer than two years commencing on the effective date or approval of a development plan for each developed product (the “Exclusivity Period”), SunPower will have the exclusive right to sell, and Maxeon Solar will have the exclusive right to supply, each developed product in specified markets. For one year after the Exclusivity Period for each developed product, neither party will be permitted to enter into an exclusive supply relationship with a third party for the relevant developed product within those markets. In addition, after the Exclusivity Period, if either party intends to enter into a supply agreement for the developed product, the other party has a right of first offer or refusal. Any new intellectual property arising from the agreement will be owned by Maxeon Solar, subject to a sole license to SunPower within the Collaboration Territory during the Exclusivity Period, and which will become non-exclusive after the Exclusivity Period. During the three and nine months ended September 27, 2020, we recorded an amount of $3.6 million reimbursable from Maxeon Solar under the product collaboration agreement, which is presented as a reduction of our R&D expense on the condensed consolidated statement of operations.

The supply agreement, which reflects good faith negotiations between the parties, provides that SunPower will purchase from Maxeon Solar certain designated products for use in residential and commercial solar applications in the Domestic Territory (as defined in the supply agreement). The supply agreement has a two-year term, subject to customary early termination provisions. Under the supply agreement, SunPower is required to purchase certain minimum volumes of products during each calendar quarter of the term. For the remainder of 2020, the minimum volumes are specifically enumerated for different types of products, and for each subsequent period, the minimum volumes will be established based on SunPower’s forecasted requirements, subject to certain limitations. The parties will be subject to reciprocal penalties for failing to purchase or supply, as applicable, the minimum product volumes. The purchase price for each product will be fixed for 2020 and 2021 based on the power output (in watts) of the relevant product. For subsequent periods, the purchase price will be set based on a formula and fixed for the covered period.

The Spin-Off meets the criteria for classification as “discontinued operations” in accordance with the guidance in ASC 205-20. Since Maxeon Solar was a major line of SunPower's business and formerly our global cell and module manufacturing platform, our global sales platform in Europe, and our distributed generation and power plant operations, the disposal has a strategic shift that has major impacts on SunPower's current and historical financial results. Thus, in accordance with the guidance, SunPower no longer consolidates the financial results of Maxeon Solar within its financial results of continuing operations. For all the periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the condensed consolidated statement of operations and assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The following table presents the assets and liabilities of Maxeon Solar as of December 29, 2019 presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet:

(In thousands)	December 29, 2019
Assets:
Current Assets:
Cash and cash equivalents	$120,956
Restricted cash and cash equivalents, current portion	—
Restricted short-term marketable securities	6,187
Accounts receivable, net	98,598
Contract assets, current portion	—
Inventories	194,852
Advances to suppliers, current portion	75,545
Prepaid expenses and other current assets	34,489
Total current assets of discontinued operations	530,627

Property, plant and equipment, net	267,866
Operating lease right-of-use assets	10,559
Advances to suppliers, net of current portion	13,993
Other long-term assets	53,395
Total assets of discontinued operations	$876,440

Liabilities:
Current Liabilities:
Accounts payable	$234,697
Accrued and other current liabilities[1]	87,614
Contract liabilities, current portion	47,096
Short-term debt and current portion of long-term debt	60,383
Total current liabilities of discontinued operations	431,694
Long-term debt	1,487
Convertible debt, net of current portion	—
Contract liabilities, net of current portion	35,616
Other long-term liabilities	46,526
Total liabilities of discontinued operations	$524,755

The following table presents financial results of Maxeon Solar presented as discontinued operations in the Company's income statement in the corresponding periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues[1]	$63,272	$189,916	$357,164	$569,856
Gross income (loss)[1]	(30,820)	2,756	(26,609)	(46,637)
Operating expenses[2]	33,177	30,601	92,581	82,191
Operating loss	(63,997)	(27,845)	119,191	(128,828)
Loss before income taxes and equity in earnings (losses) of unconsolidated investees	(70,761)	(29,417)	(125,599)	(131,181)
Provision for income taxes	6,137	(2,450)	3,191	(7,169)
Equity in earnings (losses) of unconsolidated investees	58	(807)	(586)	(1,334)
Net loss from discontinued operations, net of taxes	(64,566)	(32,674)	(122,994)	(139,684)
Net income from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(258)	(987)	(1,313)	(3,057)
Net loss from discontinued operations attributable to stockholders	$(64,824)	$(33,661)	$(124,307)	$(142,741)

1 Excludes intersegment revenue and gross margin from sale of photovoltaic modules to SunPower prior to the Spin-Off, which is eliminated in consolidation.

2 Operating expenses include separation costs classified within discontinued operations.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019
Depreciation and amortization	$31,143	$34,759
Stock-based compensation	6,401	5,246
Equity in losses of unconsolidated investees	586	1,334
Gain from sale of investments	—	6,275
Purchases of property, plant and equipment	10,707	31,523
Aged supplier financing balances reclassified from accounts payable to short-term debt	63,111	22,852

Note 3. TRANSACTIONS WITH TOTAL AND TOTAL SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of September 27, 2020, ownership of our outstanding common stock by Total SE and its affiliates was approximately 52%. Subsequent to the Spin-Off of Maxeon Solar on August 26, 2020, Total received a pro rata distribution of ordinary shares of Maxeon Solar and its percentage ownership of shares in SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies to Total Strong, LLC., a joint venture between Total and Hannon Armstrong. We recognized revenue of $6.2 million for sales to this joint venture, which is included within "Solar power systems, components, and other" on our consolidated statements of operations for fiscal 2019. During the three months and nine months ended September 27, 2020, we recognized revenue of $34.3 million and $65.7 million, respectively, for sales to this joint venture, that included project companies sold in the previous quarters, and continued recognition of engineering, procurement and construction ("EPC") revenue for sales in the previous quarters, which is included within "Solar power systems, components, and other" on our condensed consolidated statements of operations.

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

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. During the three and nine months ended September 27, 2020, we purchased $8.1 million and $98.4 million respectively, in aggregated principal amount of the 0.875% debentures for approximately $95.1 million, net. Total held a principal amount of $56.4 million, of the 0.875% debentures due 2021 repurchased and the remaining debentures were held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $0.0 million and $3.1 million in the three and nine months ended September 27, 2020 respectively, which represented the difference between the book value of the 0.875% debentures due 2021, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the 0.875% debentures due 2021 upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations.

Interest is payable on the 0.875% debentures due 2021 semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 0.875% debentures due 2021 was 20.5071 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $48.76 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 25.1388 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $39.78 per share), which provides Total the right to acquire up to 4,865,886 shares of our common stock after giving effect to the purchase described above. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023"). An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of September 27, 2020, we had $44.8 million of "Contract assets" and $0.3 million of "Accounts receivable, net" on our condensed consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

During fiscal year 2018, in connection with a co-development solar project in Japan among us, Total, and an independent third party, we sold 25% of ownership interests in the co-development solar project to Total, for an immaterial amount of proceeds. We sold the remaining 25% of ownership interest to Total in the nine months ended September 29, 2019, for proceeds of $4.6 million, and recognized a gain of $2.9 million, which is included within "other, net" in our condensed consolidated statements of operations for fiscal 2019. Development service revenue of $6.4 million was also recognized during fiscal 2019. We have also agreed to supply solar panels under this arrangement with sales beginning in October 2019 and expected to occur through November 2020. We recognize revenue from these sales consistent with our revenue recognition policy from solar power components.

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

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 11. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	September 27, 2020	December 29, 2019
Accounts receivable	$267	$3,973
1 Refer to Note 10. Commitments and Contingencies - Advances from Customers.

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Solar power systems, components, and other	$34,465	$112	$98,244	$112
Cost of revenue:
Solar power systems, components, and other	26,177	84	70,501	84
Other income
Gain on early retirement of convertible debt	104	—	1,954	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	93	13	244
Interest expense incurred on the 0.875% debentures due 2021	384	547	1,216	1,641
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	3,000	3,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and nine months ended September 27, 2020, and September 29, 2019 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	September 27, 2020				September 29, 2019
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	191,016	73,840	2,688	267,544	195,686	58,507	8,354	262,547
Operations and maintenance	—	—	75	75	—	4,659	10,074	14,733
Residential leasing	1,284	—	—	1,284	3,523	—	—	3,523
Solar services[1]	5,485	418	—	5,903	4,881	358	—	5,239
Revenue	$197,785	$74,258	$2,763	$274,806	$204,090	$63,524	$18,428	$286,042

	Nine Months Ended
(In thousands)	September 27, 2020				September 29, 2019
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Other	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Other	Total
Solar power systems sales and EPC services	568,303	170,403	3,147	741,853	458,141	147,221	22,973	628,335
Operations and maintenance	—	3,619	19,844	23,463	—	7,696	29,592	37,288
Residential leasing	3,937	—	—	3,937	9,083	—	—	9,083
Solar services[1]	12,524	1,242	—	13,766	15,046	856	—	15,902
Revenue	$584,764	$175,264	$22,991	$783,019	$482,270	$155,773	$52,565	$690,608

1 Upon adoption of ASC 842, revenues from residential leasing are being accounted for under ASU No. 2014-09 ("ASC 606") and recorded under 'Solar services'

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which typically occurs upon shipment or delivery to the customer, depending on the terms of the contract, and we recognize revenue for operations and maintenance and solar services over the term of the service period.

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

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 27, 2020 and September 29, 2019 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million during the periods were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands, except number of projects)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Increase (decrease) in revenue from net changes in transaction prices	$1,142	$—	$834	$(3,301)
Increase (decrease) in revenue from net changes in input cost estimates	(1,041)	1,734	(1,092)	4,144
Net decrease in revenue from net changes in estimates	$101	$1,734	(258)	$843

Number of projects	2	1	4	2

Net change in estimate as a percentage of aggregate revenue for associated projects	0.3%	3.6%	(0.2)%	1.5%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to "Note 6. Balance Sheet Components" for further details.

During the three and nine months ended September 27, 2020, the increase in contract assets of $5.7 million and $4.5 million, respectively, was primarily driven by billings for commercial projects where certain milestones had not yet been reached, but criteria for revenue recognition has been met. During the three and nine months ended September 29, 2019, the increase in contract assets of $26.0 million and $18.4 million, respectively, was primarily driven by unbilled receivables for commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met. During the three and nine months ended September 27, 2020, the decrease in contract liabilities of $2.0 million and $6.7 million, respectively, was primarily due to utilization of customer advances. During the three and nine months ended September 29, 2019, the increase in contract liabilities of $15.2 million and $16.7 million was primarily due to additional customer advances. During the three and nine months ended September 27, 2020, we recognized revenue of $26.9 million and $78.4 million that was included in contract liabilities as of June 28, 2020 and December 29, 2019, respectively. During the three and nine months ended September 29, 2019, we recognized revenue of $32.5 million and $29.2 million, respectively, that was included in contract liabilities as of June 30, 2019 and December 30, 2018, respectively.

The following table represents our remaining performance obligations as of September 27, 2020 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $140.5 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2021	76.9%

As of September 27, 2020, we have entered into contracts with customers for sales of modules, components, and residential solar systems, for an aggregate transaction price of $211.9 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BUSINESS DIVESTITURE

Sale of Operations and Maintenance Business

In the third quarter of fiscal 2019, we signed a Membership Interest and Purchase Agreement ("MIPA") with NovaSource Power Services ("NovaSource”) to sell certain operation and maintenance assets and related liabilities for total consideration of $36.3 million. The transaction closed on May 14, 2020 upon the satisfaction of agreed conditions precedent to closing, and payment was received from NovaSource at that time.

Upon closing, we received net cash consideration of $16.0 million after an estimated $5.3 million working capital adjustment, as well as hold-backs totaling in aggregate $15.0 million for certain retained obligations and contracts not novated as of closing. We assessed the recoverability of these holdbacks and included our best estimate of the amount recoverable in the future, in our calculation of net gain on sale. The final net consideration is subject to final working capital adjustments that are expected to be agreed and finalized with NovaSource during the fourth quarter of fiscal 2020, which are not expected to materially impact the gain recognized in the second quarter of fiscal 2020. Additionally, we also agreed to retain and subcontract certain O&M contracts for selected large utility scale power plant projects in North America at a fixed price to NovaSource. The contracts were deemed loss-making on the closing date and accordingly, we recorded a liability for the expected loss to be recognized for these contracts that will be amortized over the expected period of loss of 3 years. In the third quarter of fiscal 2020, we recorded final working capital adjustments as agreed upon with NovaSource which had an immaterial impact on the consolidated financial statements.

In evaluating the accounting treatment for this sale, the transaction was considered the sale of a business as defined in ASC 805, Business Combinations. We recorded a gain of $10.5 million, which was recorded "gain on business divestiture" in our condensed consolidated statements of operations for the nine months ended September 27, 2020. We recorded $2.1 million of tax expense related to the sale during the nine months ended September 27, 2020. We also recorded $2.7 million of transaction expenses, which were expensed as incurred and included within “sales, general and administrative expenses” in our condensed consolidated statement of operations for the nine months ended September 27, 2020.

The assets and liabilities of our O&M business that were sold in the transaction are summarized below:

(In thousands)
Accounts receivable	$5,693
Contract assets, current portion	3,239
Prepaid expenses, other current assets, and cash	4,786
Other long-term assets	634
Total assets	14,352

Accounts payable	3,434
Contract liabilities, current portion	4,204
Other current liabilities	808
Other long-term liabilities	2,245
Total liabilities	10,691
Net assets	$3,661

Net proceeds received were as follows:

(In thousands)
Purchase price	$36,300
Holdback receivables, including contracts not novated	(15,000)
Working capital adjustment, upon close	(5,324)
Net proceeds received	$15,976

Net gain on sale for the nine months ended September 27, 2020 was as follows:

(In thousands)	Nine Months Ended
September 27, 2020
Net proceeds received	$15,976
Estimated receivable from amount held back for retained obligations	7,199
Liabilities for loss-making contracts retained	(6,026)
Book value of net assets sold	(3,661)
Working capital adjustment, post close	(3,030)
Net gain on sale	$10,458

Note 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	September 27, 2020	December 29, 2019
Accounts receivable, gross[1]	$112,025	$145,392
Less: allowance for credit losses	(16,986)	(17,208)
Less: allowance for sales returns	(283)	(306)
Accounts receivable, net	$94,756	$127,878
1 There is a lien on our accounts receivable of $58.1 million of our consolidated accounts receivable, gross, as of September 27, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 12. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Balance at beginning of period	$19,485	$17,697	$17,208	$12,656
Provision for credit losses	(2,568)	(118)	998	1,361
Charge offs, net of recoveries	69	647	(1,220)	4,209
Balance at end of period	$16,986	$18,226	$16,986	$18,226

Inventories

	As of
(In thousands)	September 27, 2020	December 29, 2019
Raw materials[1]	$31,351	$36,072
Work-in-process[1]	791	948
Finished goods and components	145,997	126,385
Inventories2 3	$178,139	$163,405
1 Pertains to inventory at our U.S. manufacturing facilities in Hillsboro, Oregon that was retained by the Company post-spin and other components including micro-inverters and installation materials.

2 A lien of $127.4 million exists on our gross inventory as of September 27, 2020 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 12. Debt and Credit Sources.

3 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets."

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	September 27, 2020	December 29, 2019
Deferred project costs	$21,812	$29,202
VAT receivables, current portion	993	2,989
Deferred costs for solar power systems	23,401	29,631
Other receivables	33,148	17,185
Prepaid taxes	198	462
Other	16,695	7,286
Prepaid expenses and other current assets	$96,247	$86,755

Property, Plant and Equipment, Net

	As of
(In thousands)	September 27, 2020	December 29, 2019
Manufacturing equipment	$17,192	$17,080
Leasehold improvements	29,385	22,237
Solar power systems	30,895	29,192
Computer equipment	57,436	62,292
Furniture and fixtures	7,909	8,043
Construction-in-process	2,499	4,506
Property, plant and equipment, gross	145,316	143,350
Less: accumulated depreciation	(94,919)	(87,490)
Property, plant and equipment, net	50,397	55,860

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	September 27, 2020	December 29, 2019
United States	$49,474	$54,923
Philippines	294	323
Other	629	614
Property, plant and equipment, net, by geography[1]	$50,397	$55,860
1 Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	September 27, 2020	December 29, 2019
Equity investments with readily determinable fair value	$331,293	$173,908
Equity investments without readily determinable fair value	801	801
Equity investments with fair value option	9,924	17,500
Long-term inventory[1]	42,582	48,214
Other	38,597	37,382
Other long-term assets	$423,197	$277,805
1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 11. Equity Investments for details.

Accrued Liabilities

	As of
(In thousands)	September 27, 2020	December 29, 2019
Employee compensation and employee benefits	$15,865	$28,354
Interest payable	7,713	10,161
Short-term warranty reserves	40,505	20,868
Restructuring reserve	3,806	6,085
Legal expenses	12,244	7,846
Taxes payable	25,314	18,365
Other	23,200	24,597
Accrued liabilities	$128,647	$116,276

Other Long-term Liabilities

	As of
(In thousands)	September 27, 2020	December 29, 2019
Deferred revenue[1]	$37,458	$40,246
Long-term warranty reserves	47,889	80,512
Unrecognized tax benefits	8,181	7,218
Long-term pension liability	4,440	2,894
Derivative financial instruments	633	373
Other	39,380	26,531
Other long-term liabilities	$137,981	$157,774
1 Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	September 27, 2020	December 29, 2019
Cumulative translation adjustment	$9,604	$(12,250)
Net unrealized loss on derivative financial instruments	—	(1,238)
Net gain on long-term pension liability obligation	(1,529)	3,976
Deferred taxes	(5)	—
Accumulated other comprehensive gain (loss)	$8,070	$(9,512)

Note 7. SOLAR SERVICES

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of September 27, 2020 and December 29, 2019:

	As of
(In thousands)	September 27, 2020	December 29, 2019
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$115,775	$116,948
	115,775	116,948
Less: accumulated depreciation and impairment[2]	(64,596)	(62,610)
Solar power systems leased, net	$51,179	$54,338
1 Solar power systems leased, net, are physically located exclusively in the United States.

2 For the three and nine months ended September 29, 2019, we recognized a non-cash impairment charge of $0.0 million and $4.0 million, respectively on solar power systems leased. No impairment charges were recorded for the three and nine months ended September 27, 2020.

The following table presents our minimum future rental receipts on operating leases placed in service as of September 27, 2020:

(In thousands)	Fiscal 2020 (remaining three months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$30	$65	$66	$66	$66	$959	$1,252
1 Does not include contingent rentals that may be received from customers under agreements that include performance-based incentives.

Sale of residential lease assets

On July 10, 2018, we created SunStrong Capital Holdings, LLC ("SunStrong") to own and operate a portion of our residential lease assets and subsequently contributed to SunStrong our controlling equity interests in a number of solar project entities that we controlled. Further, on November 5, 2018, we entered into a Purchase and Sale agreement ("PSA") with HA SunStrong Capital LLC ("HA SunStrong Parent"), a subsidiary of Hannon Armstrong Sustainable Infrastructure Capital, Inc. ("Hannon Armstrong"), to sell 49.0% of the membership interests in SunStrong for cash proceeds of $10 million.

On September 27, 2019, we sold the majority of our remaining residential lease assets. These residential lease assets were sold under a new assignment of interest agreement entered into with SunStrong. SunStrong also assumed debts related to the residential lease assets sold.

Refer to our annual consolidated financial statements in Annual Report on Form 10-K for fiscal years ended December 29, 2019 and December 30, 2018 for details of these transactions.

On January 13, 2020, certain subsidiaries of SunStrong entered into a loan agreement with Wells Fargo National Association, as administrative agent, Credit Suisse Securities (USA) LLC, as arranger, and the lenders party thereto, for a senior loan of $216.2 million, the proceeds of which were used to pay off the warehouse loans previously borrowed from Credit Agricole. Concurrently, certain other subsidiaries of SunStrong entered into a subordinated mezzanine loan agreement with Hannon Armstrong to borrow $72.8 million, the proceeds of which refinanced two mezzanine loans previously borrowed from Hannon Armstrong. We received a special distribution of $7.0 million from SunStrong, of which $4.0 million was applied against prior receivables from the loans that were refinanced, and the remaining amount of $3.0 million was recorded as a gain on the above refinancing transactions recorded in "(Gain) loss on sale and impairment of residential lease assets" in the condensed consolidated statements of operations.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of September 27, 2020 and December 29, 2019:

	September 27, 2020				December 29, 2019
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	9,924	9,924	—	—	17,500	17,500	—	—
Equity investments with readily determinable fair value	331,293	—	—	331,293	173,908	—	—	173,908
Total assets	$341,217	$9,924	$—	$331,293	$191,408	$17,500	$—	$173,908
Liabilities
Other long-term liabilities:
Interest rate swap contracts	633	—	633	—	373	—	373	—
Total liabilities	$633	$—	$633	$—	$373	$—	$373	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, LLC ("SunStrong Partners"), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 11). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the nine months ended September 27, 2020. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the nine months ended September 27, 2020.

(In thousands)	Beginning balance as of December 29, 2019	Equity Distribution[1]	Additional Investment[2]	Ending balance as of September 27, 2020
Equity investments with FVO	$17,500	$(7,724)	$148	$9,924

1 During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet.

2 During the three months ended September 27, 2020, we contributed a total of $0.1 million additional capital to purchase Class B member units in Ultralight 2 HoldCo, LLC.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of September 27, 2020. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2020
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$9,924	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% - 7.75% [1]
Total assets	$9,924

1 The primary unobservable inputs used in the fair value measurement of our equity investments, when using a discounted cash flow model, are the discount rate and residual value. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. We estimate the discount rate based on our projected cost of equity. We estimate the residual value based on the contracted systems in place in the years being projected. Significant increases (decreases) in the residual value in isolation would result in a significantly higher (lower) fair value measurement.

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and nine months ended September 27, 2020, we recorded gains of $155.4 million and $274.4 million, respectively, within "other, net" in our condensed consolidated statement of operations as compared to $28.5 million and $129.0 million in the three and nine months ended September 29, 2019. During fiscal 2019, we sold one million shares of Enphase common stock in open market transactions. During the three and nine months ended September 27, 2020, we sold an additional one million and two million shares of Enphase common stock, respectively, in open market transactions for cash proceeds of $73.3 million and $117.0 million, respectively. As of September 27, 2020, we retained 4.5 million shares of Enphase common stock.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of September 27, 2020 and December 29, 2019, there were no material items recorded at fair value.

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

Note 9. RESTRUCTURING

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of recent changes to our business, including the previously announced planned Spin-Off of Maxeon Solar. In connection with the restructuring plan, which includes actions implemented in the fourth quarter of 2019 and is expected to be substantially completed by the end of 2022, we expect between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees in the legacy SunPower Technologies business unit and corporate have largely been informed, most of whom exited our company following the Spin-Off, and the remainder of which will exit upon completion of transition services. As the legacy SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. We expected to incur restructuring charges totaling approximately $16 million to $22 million, consisting primarily of severance benefits (between $8 million and $11 million) and retention benefits (between $8 million and $11 million) primarily associated with the retention of employees impacted by the Spin-Off transaction and certain key research and development employees. A substantial portion of such charges was incurred in the fourth quarter of fiscal 2019 and expected to be incurred throughout fiscal 2020, and we expect between $14 million and $19 million of the charges to be cash. As of September 27, 2020, we have incurred cumulative costs of approximately $10.2 million in restructuring charges.

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

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	Cumulative To Date
December 2019 Restructuring Plan:
Severance and benefit charges	$(104)	$—	$2,784	$—	$10,139
Other costs[1]	—	—	—	—	41
Total December 2019 Restructuring Plan	(104)	—	2,784	—	10,180

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	3,527	—	5,874	5,874
Severance and benefit credits	—	(12)	—	(46)	6,210
Lease and related termination credits	—	213	(26)	213	528
Other costs (credits)[1]	7	490	45	581	1,000
Total February 2018 Restructuring Plan	7	4,218	19	6,622	$13,612

Legacy Restructuring Plan:
Legacy restructuring plan charges (credits)	—	34	(65)	4	55,064
Total restructuring charges (credits)	$(97)	$4,252	$2,738	$6,626	$78,856
1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the nine months ended September 27, 2020:

	Nine Months Ended
(In thousands)	December 29, 2019	Charges (Benefits)	(Payments) Recoveries	September 27, 2020
December 2019 Restructuring Plan:
Severance and benefits	$5,822	$2,784	$(5,000)	$3,606
Total December 2019 Restructuring Plan	5,822	2,784	(5,000)	3,606

February 2018 Restructuring Plan:
Severance and benefits	76	—	(6)	70
Lease and related termination costs	—	(26)	26	—
Other costs[1]	—	45	(45)	—
Total February 2018 Restructuring Plan	76	19	(25)	70

Legacy Restructuring Plans	187	(65)	8	130
Total restructuring reserve activities	$6,085	$2,738	$(5,017)	$3,806
1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating leases:
Operating lease expense	$3,524	$2,700	$10,458	$7,890
Sublease income (expense)	(111)	(20)	(166)	(330)
Rent expense	$3,413	$2,680	$10,292	$7,560

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases[1]	$7,117	$2,849	$14,314	$11,411
Right-of-use assets obtained in exchange for leases [1,2]	$8,362	$8,939	$21,786	$103,744
Weighted-average remaining lease term (in years) - operating leases	7.5	7.0	7.5	7.0
Weighted-average discount rate - operating leases	9%	9%	9%	9%
1 Amounts for the three months and nine months ended September 27, 2020 and September 29, 2019 include consolidated balances, including discontinued operations.

2 Amounts for the three months and nine months ended September 29, 2019 include the transition adjustment for the adoption of ASC 842.

The future minimum lease payments to be paid under non-cancellable leases in effect at September 27, 2020, are as follows (in thousands):

As of September 27, 2020	Operating Leases
2020 (remaining three months)	$3,450
2021	14,712
2022	14,217
2023	11,217
2024	7,675
Thereafter	26,937
Total lease payments	78,208
Less: imputed interest	(24,114)
Total	$54,094

As of September 27, 2020, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $24.2 million as of quarter ending September 27, 2020. These operating leases will have a lease term of 17 years after their commencement.

Purchase Commitments

In connection with the Spin-Off on August 26, 2020, we entered into a Supply Agreement with Maxeon Solar to purchase photovoltaic modules for a period of two years. Under the Supply Agreement, SunPower is required to purchase certain minimum volumes of products during each calendar quarter of the term based on a fixed purchase price. SunPower will be subject to penalties for failing to purchase the minimum product volumes.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 27, 2020 are as follows:

(In thousands)	Fiscal 2020 (remaining three months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total[1]
Future purchase obligations	$155,486	$205,998	$94,686	$33,148	$1,710	$6,082	$497,110
1cTotal future purchase obligations were composed of $47.9 million related to non-cancellable purchase orders and $449.2 million related to long-term supply agreements.

Note that the future purchase obligations immediately above primarily consist of commitments to purchase photovoltaic modules from Maxeon Solar as well as commitments to purchase Module-Level Power Electronics ("MLPE") supplied by one vendor.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three months and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Balance at the beginning of the period	$92,400	$108,025	$101,381	$121,512
Accruals for warranties issued during the period	4,996	1,742	14,068	12,707
Settlements and adjustments during the period	(9,002)	(11,944)	(27,055)	(36,396)
Balance at the end of the period	$88,394	$97,823	$88,394	$97,823

The warranty provision represents the warranty retained by SunPower, and excludes warranties of $38.4 million relating to product manufacturing defects and workmanship that were assumed by Maxeon Solar in connection with the Spin-Off on August 26, 2020 in accordance with the separation and distribution agreement

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our condensed consolidated balance sheets (see Note 5. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of September 27, 2020 and December 29, 2019, we had $7.7 million and $7.5 million, respectively, classified as "accrued liabilities," and $0.6 million and $2.8 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $8.2 million and $7.2 million as of September 27, 2020 and December 29, 2019, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may re-determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs and Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies." We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of September 27, 2020, and December 29, 2019, our provision was $10.5 million and $8.3 million primarily for tax related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement (the “Back-to-Back Agreement”) pursuant to which Maxeon Solar will effectively receive SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar will agree to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current or future net exposure under the Hemlock Agreements as of the end of quarter ended September 27, 2020. Maxeon Solar's remaining obligations under this contract amounts to $25.8 million, 116.6 million and $125.8 million, for remainder of 2020, fiscal 2021 and fiscal 2022, respectively.

Pursuant to the Separation and Distribution Agreement, we also agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $1.8 million equal to the fair value of the guarantee provided as of the period ended September 27, 2020.

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

	As of
(In thousands)	September 27, 2020	December 29, 2019
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$331,293	$173,908
Total equity investments with readily determinable fair value	331,293	173,908
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	679	679
Total equity investments without readily determinable fair value	801	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC 1 2	7,645	8,000
SunStrong Partners, LLC 1 2	2,279	9,500
Total equity investment with fair value option	9,924	17,500
Total equity investments	$342,018	$192,209
1 During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds relating to the SunStrong joint venture. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet.

2 During the three months ended September 27, 2020, we contributed a total of $0.1 million additional capital to purchase Class B member units in Ultralight 2 HoldCo, LLC.

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

In furtherance of our long-term strategic goals, in June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form SunStrong Partners, a jointly owned entity formed to own, operate, and control residential lease assets. Bank of America Merrill Lynch ("BAML") provided cash equity and a multi-draw term loan, with additional equity provided by us, Hannon Armstrong, and SunStrong. In June 2019, we made a $9.5 million equity investment in SunStrong Partners, in exchange for a 47.5% equity ownership.

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

During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was in accordance with the original investment agreements for SunStrong Partners upon closing of the tax equity fund and was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our condensed consolidated balance sheet.

In September 2020, we established a new residential lease fund (“Ultralight 2”) for solar and storage systems. The fund was established under SunStrong Partners, our existing joint venture with Hannon Armstrong to form a new cash equity limited liability corporation. The new fund met the criteria for reassessment of SunStrong Partners under the VIE model. Based on the reassessment performed, the new fund did not change our prior conclusion that we are not the primary beneficiary of SunStrong Partners, and therefore, do not consolidate it in our condensed consolidated financial statements.

We recorded an additional $0.1 million investment to establish Ultralight 2. In addition, we also recorded a $9.2 million receivable and $5.4 million customer advance recorded in "Prepaid expenses and other current assets" on our condensed consolidated balance sheet.

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong, SunStrong Partners, and 8point3 Holdings. Refer to Note 8. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Summarized statements of operations information:
Revenue	$31,299	$23,288	$90,056	$46,450
Gross income (loss)	1,057	(11,189)	(5,839)	(12,398)
Net income (loss)	13,596	(9,162)	35,019	(5,906)

	As of
(In thousands)	September 27, 2020	December 29, 2019
Summarized balance sheet information:
Current assets	$89,684	$225,576
Long-term assets	1,325,344	1,049,451
Current liabilities	48,280	125,601
Long-term liabilities	1,085,962	847,365
1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

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

In September 2019, we entered into the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 MWs of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expect to increase the volume in later years, for which Hannon Armstrong has extended a secured financing of up to $112.6 million as of September 27, 2020 (Refer to Note 12, Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.

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

Total revenue of the consolidated investees was $4.7 million and $8.1 million for the three and nine months ended September 27, 2020, respectively. The assets of our consolidated investees are restricted for use only by the particular investee and are not available for our general operations. As of September 27, 2020, we had $121.4 million of assets from the consolidated investees.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	September 27, 2020	December 29, 2019
Accounts receivable	$14,284	$23,900
Accrued liabilities	—	7,540
Contract liabilities	$27,938	$29,599

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues and fees received from investees for products/services	47,378	38,963	146,570	60,369

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	September 27, 2020				December 29, 2019
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$301,583	$301,258	$—	$301,258	$400,000	$—	$399,058	$399,058
4.00% debentures due 2023	425,000	—	422,132	422,132	425,000	—	421,201	421,201
CEDA loan	30,000	—	29,200	29,200	30,000	—	29,141	29,141
Non-recourse financing and other debt	138,190	96,625	39,186	135,811	131,244	44,473	83,199	127,672
	$894,773	$397,883	$490,518	$888,401	$986,244	$44,473	$932,599	$977,072

As of September 27, 2020, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2020 (remaining three months)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
Aggregate future maturities of outstanding debt	$39,867	$377,774	$17,395	$425,733	$774	$33,230	$894,773

Convertible Debt

The following table summarizes our outstanding convertible debt:

	September 27, 2020			December 29, 2019
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$301,258	$301,583	$296,794	$399,058	$400,000	$371,040
4.00% debentures due 2023	422,132	425,000	401,124	421,201	425,000	348,628
	$723,390	$726,583	$697,918	$820,259	$825,000	$719,668
1 The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due June 1, 2021. Interest is payable semi-annually, beginning on December 1, 2014. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 0.875% debentures due 2021 was 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price of approximately $48.76 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 25.1388 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $39.78 per share), which provides Total the right to acquire up to 4,865,886 shares of our common stock after giving effect to the repurchases described below. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 0.875% debentures due 2021. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three and nine months ended September 27, 2020, we purchased $8.1 million and $98.4 million respectively, of aggregated principal amount of the 0.875% debentures due 2021 for approximately $95.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining convertible debt repurchased was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $0.1 million and $3.1 million in the three and nine months ended September 27, 2020 respectively, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 were acquired by Total. Interest is payable semi-annually, beginning on July 15, 2016. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 4.00% debentures due 2023. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023.

Other Debt and Credit Sources

    Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong, to finance up to 200 MWs of panels inventory, preserving the 30% federal ITC for third-party owned commercial and residential systems and meeting safe harbor guidelines.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of September 27, 2020, we have $96.8 million outstanding under this facility. During the three and nine months ended September 27, 2020, we repaid $2.6 million and $4.2 million, respectively and did not have any additional drawdowns.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031, bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As of September 27, 2020, the fair value of the Bonds was $30.6 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

As of both September 27, 2020 and December 29, 2019, we had no outstanding borrowings under the Revolver.

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

As of September 27, 2020 and December 29, 2019, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $2.6 million and $3.6 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $60.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of March 29, 2022, if the balance of the revolver at the time is not zero, March 1, 2021 (a date that is 91 days prior to the maturity of our 0.875% debentures due 2021), or the termination of the commitments thereunder. On September 8, 2020, we signed an amendment with Bank of America, that provides that if we pay the full outstanding balance 91 days before the maturity of our convertible debt, and maintain the outstanding at zero during that period of 91 days, as well as immediately after the repayment of the 0.875% debentures due 2021, then the convert maturity does not trigger the termination of the Asset-Backed Loan. During the three and nine months ended September 27, 2020 we repaid $28.1 million and $40.4 million, respectively. During the three and nine months ended September 27, 2020, we drew an additional $25.3 million and $46.4 million, respectively. We had a balance outstanding of $25.2 million as of September 27, 2020.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan drawn from the facility bears interest at either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of both September 27, 2020 and December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We have not drawn any amounts under this facility as of September 27, 2020.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our condensed consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. As of September 27, 2020, we had $15.7 million outstanding under these financings.

We also enter other debt arrangements to finance operations. The following presents a summary of these financing arrangements, including non-recourse debt:

	Aggregate Carrying Value[1]
(In thousands)	September 27, 2020	December 29, 2019	Balance Sheet Classification
Non-Recourse Project Debt:
Arizona loan[2]	$5,742	$6,111	Short-term debt and Long-term debt
Various construction project debt[3]	$9,917	$3,004	Short-term debt

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
3 In the fourth quarter of fiscal 2019 and throughout fiscal 2020, we entered into various financing agreements with Fifth Third Bank, National Association, to finance our construction projects. The amount borrowed is non-recourse in nature and cannot exceed the total costs of the project. Each draw bears interest on the unpaid amount at a per annum rate equal to LIBOR. The loan matures at the earliest of 85 days after the project is placed in service;9 months after the initial borrowing date; or the first anniversary of satisfaction of the closing conditions set forth by the Lenders, including the delivery of the signed loan agreement by the borrower.

Note 13. RELATED PARTY TRANSACTIONS

In connection with the Spin-Off, the Company entered into certain agreements with Maxeon Solar including the Transition Services Agreement, supply agreement, and product collaboration agreement.

The below table summarizes the Company’s transactions with Maxeon Solar for the three and nine months ended September 27, 2020:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2020	September 27, 2020
Purchases of photovoltaic modules (recorded in cost of revenue)	$18,895	$18,895
Research and development expenses reimbursement	$3,638	$3,638
Income from transition services agreement, net	$1,889	$1,889

The Company had the following balances related to transactions with Maxeon Solar as of September 27, 2020:

(In thousands)	September 27, 2020
Prepaid and other current assets	$16,017
Accrued liabilities	$2,373
Accounts payable	$18,895

Note 14. INCOME TAXES

In the three months ended September 27, 2020, our income tax provision of $36.7 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $146.4 million was primarily due to associated domestic tax expenses arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions. Our income tax provision of $2.9 million in the three months ended September 29, 2019 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $17.4 million was primarily due to tax expense in foreign jurisdictions that were profitable.

In the nine months ended September 27, 2020, our income tax provision of $38.7 million on a profit from a continuing operations before income taxes and equity in earnings of unconsolidated investees of $223.1 million was primarily due to domestic tax expense arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions. Our income tax provision of $10.1 million in the nine months ended September 29, 2019 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $136.8 million was primarily due to the projected tax expense in foreign jurisdictions that were profitable, and a net change in valuation allowance from a foreign jurisdiction.

In the three and nine months ended September 27, 2020, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited. Our projected effective tax rate is based on forecasted annualized results which may fluctuate significantly in future periods, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable duration and severity of the COVID-19 pandemic on our operating results.

Total liabilities associated with uncertain tax positions were $8.2 million and $7.2 million as of September 27, 2020 and December 29, 2019, respectively. There have not been any material changes to our uncertain tax position as of September 27, 2020 as compared to our uncertain tax position as of December 29, 2019.

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

ASC 260 requires that companies use income from continuing operations as a "control number" or benchmark to determine whether potential common shares are dilutive or antidilutive. When calculating discontinued operations, we used the same number of potential common shares used in computing the diluted per-share amount of income from continuing operations in computing all other reported diluted per-share amounts, even if the effect will be antidilutive compared to their respective basic per-share amounts.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic net income per share:
Numerator:
Net income attributable to stockholders - continuing operations	$109,450	$18,644	$186,880	$159,459
Net loss attributable to stockholders - discontinued operations	$(64,824)	(33,661)	$(124,307)	$(142,741)
Net income attributable to stockholders	44,626	(15,017)	62,573	16,718
Denominator:
Basic weighted-average common shares	170,113	142,553	169,646	142,248

Basic net income per share - continuing operations	$0.64	$0.13	$1.10	$1.12
Basic net loss per share - discontinued operations	$(0.38)	$(0.24)	$(0.73)	$(1.00)
Basic net income (loss) per share	$0.26	$(0.11)	$0.37	$0.12

Diluted net income per share[1]
Numerator:
Net income attributable to stockholders - continuing operations	$109,450	$18,644	$186,880	$159,459
Add: Interest expense on 4.00% debentures due 2023, net of tax	3,358	—	10,066	10,073
Add: Interest expense on 0.875% debentures due 2021, net of tax	467	691	1,507	2,074
Net income available to common stockholders - continuing operations	$113,275	$19,335	$198,453	$171,606
Net loss available to common stockholders - discontinued operations	$(64,824)	(33,661)	$(124,307)	(142,741)

Denominator:
Basic weighted-average common shares	170,113	142,553	169,646	142,248
Effect of dilutive securities:
Restricted stock units	3,560	4,827	3,354	2,488
0.875% debentures due 2021	7,785	8,203	10,056	8,203
4.00% debentures due 2023	17,068	—	17,068	13,922
Dilutive weighted-average common shares:	198,526	155,583	200,124	166,861

Dilutive net income per share - continuing operations	$0.57	$0.12	$0.99	$1.03
Dilutive net loss per share - discontinued operations	$(0.33)	(0.22)	$(0.62)	(0.86)
Dilutive net income (loss) per share	$0.24	(0.10)	$0.37	0.17

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Restricted stock units	382	559	4,774	837
4.00% debentures due 2023	—	13,922	—	—

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of revenue	$968	$854	$2,154	$1,586
Research and development	38	343	575	979
Sales, general and administrative	3,448	3,778	10,657	11,116
Total stock-based compensation expense	$4,454	$4,975	$13,386	$13,681

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Restricted stock units	$4,581	$5,296	$13,087	$14,824
Change in stock-based compensation capitalized in inventory	(127)	(321)	299	(1,143)
Total stock-based compensation expense	$4,454	$4,975	$13,386	$13,681

In connection with the Spin-Off of Maxeon Solar and in accordance with the employee matters agreement we entered into with Maxeon Solar, we made certain adjustments to the unvested restricted stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Spin-Off. Unvested restricted stock unit awards and performance-contingent awards have been adjusted to provide holders with restricted stock units awards and performance-contingent awards in the company that employs such employee following the Spin-Off. Consequently, all outstanding restricted stock awards and stock options for employees transferred to Maxeon Solar were cancelled upon the Spin-Off.

The modification resulted in an additional grant of shares to the employees of SunPower, with no changes to other terms of the original grant. This resulted in an incremental compensation charge of $3.9 million to be recognized over the remaining term of the original grant. An incremental compensation charge of $0.3 million arising from this modification was recorded in net loss from continuing in the consolidated statement of operations for the three and nine months ended September 27, 2020.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

In the third quarter of fiscal 2020, and concurrent with the Spin-Off of the majority of our former SunPower Technologies segment, we reorganized our business into new segments to align our focus on the U.S. downstream DG market and new business model driven by financial offerings, solar energy systems storage, solutions and software services. Previously, we operated under two end-customer segments, comprised of our (i) SunPower Energy Services, and (ii) SunPower Technologies. The SunPower Energy Services segment referred to our downstream business consisting of sales of solar energy solutions to residential and commercial end-customers, and the SunPower Technologies segment referred to global manufacturing and our large-scale solar products and systems and international component sales.

Under the new segmentation, Residential, Light Commercial ("RLC") refers to sales of solar energy solutions previously included in the legacy SunPower Energy Services segment, including sales to our third-party dealer network and resellers, storage solutions, cash and loan sales and long-term leases directly to end customers. The Commercial and Industrial Solutions segment ("C&I Solutions") refers to direct sales of turn-key engineering, procurement and construction ("EPC") services, and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales which we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others". Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions and Other segments. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues while Power Co refers to our post-system sale recurring services revenues, mainly from, asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I. The risk profile each of the revenue stream is different and therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

Legacy utility and power plant projects

We included adjustments related to the revenue recognition of certain utility and power plant projects based on percentage-of-completion accounting and, when relevant, the allocation of revenue and margin to our project development efforts at the time of initial project sale. Under IFRS, such projects are accounted for when the customer obtains control of the promised goods or services which generally results in earlier recognition of revenue and profit than U.S. GAAP. Over the life of each project, cumulative revenue and gross margin will eventually be equivalent under both U.S. GAAP and IFRS; however, revenue and gross margin will generally be recognized earlier under IFRS.

Legacy sale-leaseback transactions

We included adjustments related to the revenue recognition on certain legacy sale-leaseback transactions entered into before December 31, 2018, based on the net proceeds received from the buyer-lessor. Under U.S. GAAP, these transactions were accounted for under the financing method in accordance with the applicable accounting guidance. Under such guidance, no revenue or profit is recognized at the inception of the transaction, and the net proceeds from the buyer-lessor are recorded as a financing liability. Imputed interest is recorded on the liability equal to our incremental borrowing rate adjusted solely to prevent negative amortization. Under IFRS, such revenue and profit are recognized at the time of sale to the buyer-lessor if certain criteria are met. Upon adoption of IFRS 16, Leases, on December 31, 2018, IFRS is aligned with U.S. GAAP.

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under U.S. GAAP, mark-to-market gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total SE. Further, we elected the Fair Value Option (“FVO”) for some of our equity investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of our status as a consolidated subsidiary of Total SE and better reflects our ongoing results.

Other Adjustments

    Intersegment gross margin

Our U.S. manufacturing operations that are part of the Others segment manufacture and sell solar modules to both operating segments, RLC and C&I Solutions, based on transfer prices determined based on management's assessment of market-based pricing terms. Such intersegment sales and related costs are eliminated at the corporate level to derive our condensed consolidated financial results.

Gain/loss on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to sell all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in our residential lease business and retained a 51% membership interest. The loss on divestment, including adjustments to contingent consideration shortly after the closing of the transaction, and the remaining unsold residential lease assets impairment with its corresponding depreciation savings are excluded from our non-GAAP results as they are non-recurring in nature and cash in nature and not reflective of ongoing operating results. Additionally, in the third quarter of fiscal 2019, in continuation with our intention to sell all the residential lease assets owned by us, we sold the remainder of residential lease assets still owned by us, that were not previously sold. Gain/loss from such activity is excluded from our non-GAAP results as it is non-cash in nature and not reflective of ongoing operating results.

Construction revenue on solar services contracts

Upon adoption of ASC 842 in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. We believe it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period. Starting in second quarter of fiscal 2020, we no longer have this non-GAAP measure.

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

Gain on business divestiture

In fiscal 2019, we entered into a transaction pursuant to which we sold membership interest in certain of our subsidiaries that own leasehold interests in projects subject to sale-leaseback financing arrangements. In the second quarter of fiscal 2020, we sold our Operations and Maintenance services contracts. We recognized a gain relating to this business divestiture. We believe that it is appropriate to exclude this gain from our segment results as it is not reflective of ongoing operating results.

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

Gain on convertible notes repurchased

In connection with the early repurchase of aggregate principal amount of our 0.875% debentures due 2021, we recognized a gain, which represented the difference between the book value of the convertible debentures, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. We believe that it is appropriate to exclude this gain from our non-GAAP results as it is not reflective of our ongoing operating results.

Segment and Geographical Information

The following tables present segment results for the three months and nine months ended September 27, 2020 and September 29, 2019 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated results under U.S. GAAP, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	September 27, 2020			September 29, 2019
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$190,480	$73,790	$2,688	$217,112	$63,127	$8,289
Power Co	7,230	544	75	2,768	397	10,074
Intersegment revenue	—	—	7,293	—	—	15,612
Total segment revenue as reviewed by CODM	$197,710	$74,334	$10,056	$219,880	$63,524	$33,975
Segment gross profit as reviewed by CODM	$34,779	$5,120	$(3,168)	$28,609	$2,072	$16,860
Adjusted EBITDA	$15,521	$1,228	$(3,192)	$10,508	$(8,954)	$35,565

	Nine Months Ended
	September 27, 2020			September 29, 2019
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$571,237	$167,543	$2,233	$600,263	$155,081	$22,899
Power Co	18,904	7,721	20,567	6,731	692	29,592
Intersegment revenue	—	—	32,815	—	—	26,237
Total segment revenue as reviewed by CODM	$590,141	$175,264	$55,615	$606,994	$155,773	$78,728
Segment gross profit as reviewed by CODM	$94,501	$14,533	$(18,906)	$64,428	$8,031	$5,751
Adjusted EBITDA	$31,347	$(1,245)	$(19,279)	$14,277	$(27,637)	$29,864

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended		Nine Months Ended
(In thousands):	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total segment revenue as reviewed by CODM	$282,100	$317,379	$821,020	$841,495
Adjustments to segment revenue:
Intersegment elimination	(7,294)	(15,612)	(32,816)	(26,237)
Legacy utility and power plant projects	—	65	207	259
Construction revenue on solar services contracts	—	(15,790)	(5,392)	(124,909)
Condensed consolidated GAAP revenue	$274,806	$286,042	$783,019	$690,608

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit (Loss)	Three Months Ended		Nine Months Ended
(In thousands):	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Segment gross profit	$36,731	47,541	$90,128	$78,210
Adjustments to segment gross profit:
Intersegment elimination	1,752	939	11,604	19,004
Legacy utility and power plant projects	—	7	34	(993)
Legacy sale-leaseback transactions	—	181	(20)	4,688
Construction revenue on solar services contracts	—	(1,160)	(4,735)	(18,052)
Gain on sale and impairment of residential lease assets	469	511	1,375	1,268
Stock-based compensation expense	(623)	(741)	(1,653)	(1,370)
Amortization of intangible assets	(1,189)	(1,783)	(4,757)	(5,352)
Condensed consolidated GAAP gross profit (loss)	$37,140	$45,495	$91,976	$77,403

Reconciliation of Segments EBITDA to Loss before income taxes and equity in losses of unconsolidated investees	Three Months Ended		Nine Months Ended
(In thousands):	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Segment adjusted EBITDA	$13,557	37,119	$10,823	16,504
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	7	34	(993)
Legacy sale-leaseback transactions	—	181	(20)	(5,755)
Construction revenue on solar services contracts	—	(1,160)	(4,735)	8,978
Stock-based compensation expense	(4,454)	(4,975)	(13,387)	(13,682)
Amortization of intangible assets	(1,189)	(1,783)	(4,759)	(5,352)
Depreciation and amortization	(5,156)	(5,373)	(12,589)	(19,472)
Transaction-related costs	—	(976)	(1,863)	(3,571)
Litigation	(395)	—	(880)	—
Restructuring charges	97	(4,283)	(2,738)	(6,071)
Loss (gain) on sale and impairment of residential lease assets	83	(5,135)	1,122	(29,002)
Gain on business divestiture	—	—	10,529	143,400
Cash interest expense, net of interest income	(6,918)	(7,635)	(24,102)	(25,691)
Mark-to-market gain on equity investments	155,431	27,595	274,362	128,095
Gain on convertible notes repurchased	104	—	3,060	—
Equity in losses of unconsolidated investees	—	960	—	716
Net loss attributable to noncontrolling interests	230	(5,178)	(2,512)	(33,474)
Corporate	(4,985)	(12,010)	(9,261)	(17,855)
Income before income taxes and equity in loss of unconsolidated investees	$146,405	$17,354	$223,084	$136,775

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," ""the Company," we," "us," or "our") is a leading solar energy company that delivers complete solar solutions to customers primarily in United States and Canada through an array of hardware, software, and financing options, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. downstream Distributed Generation (“DG”) market, providing an affordable and sustainable source of electricity compared to traditional utility energy to residential homeowners and commercial customers through multiple financial offerings. Our sales channel includes a strong network of dealers and resellers that operate in both, residential and commercial markets.

Maxeon Solar Spin-Off Transaction

On August 26, 2020, the Company completed the previously announced spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of the Company’s common stock (the “Distribution”) as of the close of business on August 17, 2020.

In connection with the Spin-Off, and as contemplated by the Separation and Distribution Agreement entered into by us and Maxeon Solar, we and Maxeon Solar entered into certain ancillary agreements that govern the relationships between the Company and Maxeon Solar following the Distribution, including: a tax matters agreement, employee matters agreement, transition services agreement, back-to-back agreement, brand framework agreement, cross license agreement, collaboration agreement and supply agreement (collectively, the “Ancillary Agreements”), each as previously described in our announcement of the contemplated transaction.

Segments Overview

In the third quarter of fiscal 2020, and concurrent with the Spin-Off of the majority of our former SunPower Technologies segment, we reorganized our business into new segments to align our focus on the U.S. downstream DG market and new business model driven by financial offerings, solar energy storage, solutions and software services. Previously, we operated under two end-customer segments, comprised of our (i) SunPower Energy Services, and (ii) SunPower Technologies. The SunPower Energy Services segment referred to our downstream business consisting of sales of solar energy solutions to residential and commercial end-customers, and the SunPower Technologies segment referred to global manufacturing and our large-scale solar products and systems and international component sales.

Under the new segmentation, Residential, Light Commercial ("RLC") refers to sales of solar energy solutions previously included in the legacy SunPower Energy Services segment, including sales to our third-party dealer network and resellers, storage solutions, cash sales and long-term leases directly to end customers. The Commercial and Industrial Solutions segment ("C&I Solutions") refers to direct sales of turn-key engineering, procurement and construction ("EPC") services, and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as 'Others'. Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function .

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions and Other segment. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues, while Power Co refers to our post-system sale services revenues, mainly from O&M services for residential and commercial projects. The risk profile of each revenue stream is different and therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus (“COVID-19”), was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide, including the United States and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The pandemic has driven organizations across the globe to operate most functions virtually, and support remote workforce at a faster speed and greater scale than ever before. Following the first shelter-in-place orders, we expanded our internal virtual salesforce and helped enable our dealers to complete sales consultations in a virtual setting. We have seen leads through our online and virtual sales channels at attractive customer acquisition costs. We believe that a virtual sales model will position us and our dealers to reduce customer acquisition costs in the future.

The health and safety of our employees, contractors, and customers are a top priority for us. In an effort to protect our employees and contractors, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak to adopt social distancing policies at our locations around the world, including working from home and suspending employee travel. We have seamlessly transitioned to work from home with flexible work policies, and most of our non-installation workforce is working from home and is expected to continue to do so until July 2021.

As the installation of solar systems is considered an essential business in many jurisdictions, employees and contractors who are working onsite are required to adhere to strict safety measures, including the use of masks and sanitizer, wellness screenings prior to accessing work sites, staggered break times to prevent congregation, prohibitions on physical contact with co-workers or customers, restrictions on access through only a single point of entry and exit, eliminating carpooling, and utilizing video conferencing, where possible. We have also incorporated other rules such as restricting visitors to any of our facilities that remain open and proactively providing employees with hand sanitizer and disinfectant wipes. Also, we developed a COVID-19 Response Team that meets regularly to develop tailored action plans and protocols to protect our employees and publishes these actions, guidelines, and rules on our intranet available to all employees.

At the onset of the pandemic, across the organization, we have taken specific measures to sustain our business and operations as well as protect our employees. These measures included temporary reductions in the salaries of certain of our executive officers and the fees payable to our independent directors, as well as temporary reductions in salaries and reduced work week schedules for certain of our employees to address reduced demand and workloads, with exceptions for certain groups, including those supporting customer and asset services. In June 2020, most of our employees resumed a full work week and returned to full salary during the last week of July. In September 2020, our executive officers and independent directors returned to full salary.

As of October 2020, COVID-19 cases are rebounding and increasing in certain areas of the U.S. and worldwide, and as a result, many jurisdictions are restricting or planning to restrict businesses and economic activities again. It is not clear what the potential effects any such future developments, including any new government restrictions, may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020 and beyond. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, and as required by federal, state, or local authorities.

Regulatory Changes related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act permits Net Operating Losses ("NOLs") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Furthermore, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision and Section 163(j) modification of the CARES Act would result in a material cash benefit to us. As per the new provisions of the CARES Act, we have deferred payment of payroll taxes that allows payments of share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, to be paid over the following two years. We are currently exploring the availability of the employee retention credit provided for under the CARES Act.

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. We believe the most significant elements of uncertainty are the intensity and duration of the impact of the COVID-19 pandemic on project installation and commercial and consumer spending as well as the ability of our sales channels, supply chain, and distribution to operate with minimal disruption for the remainder of fiscal 2020 and beyond, especially if local governments impose new measures and restrictions in jurisdictions in which we operate. The disruptions noted above could negatively impact our financial position, results of operations, cash flows, and outlook.

Solutions

We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-based approach, we focus on SunPower Helix products for our commercial business customers and our SunPower Equinox product for our residential business customers. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest A-Series cell and ACPV technology for residential applications, where we are also expanding our initiatives on storage and Smart Energy solutions. Our Helix products are available for carport, ground and roof installations and provides seamless solar solutions at lowest cost. Additionally, we continue to focus on installing our lower cost, high efficiency Performance Line and our A-Series product line, which will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We currently offer solar panels that use micro-inverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

Our all-in-one solutions include a full suite of solar power systems including storage, software and services. Our RLC segment offers its solutions in three distinct categories to Residential, Light Commercial and New Homes. Our comprehensive platform drives partner success, loyalty and gross margin growth. This Power of One® platform is a key element of our strategy to attack the “long-tail” of the market. Our complete, all-in-one solutions generate the highest customer reviews.

OneRoof™

Our latest roofing system, OneRoof™, is a Class A fire-rated, UL-certified roofing system that replaces concrete roofing tiles for a fully integrated roof-plus-solar solution. With flexible design configurations, integrated panel clips and built-in grounding, installation is simple and designed specifically for new homes. With direct-to-deck attachments, self-aligning modules and snap-in-place module attachments, OneRoof™ installs two to three times faster than conventional mounting. Kynar-coated metal components add a rugged layer of roof protection that lasts longer than typical composite shingles and are covered by our 25-year Complete Confidence Warranty. OneRoof™ sits seamlessly with the rest of the roof for a sleek, low-profile look with virtually no visible parts. Interlocking flashings and pans with individually sealed screws create a watertight barrier against harsh conditions— including wind-driven rain. Our OneRoof™️ system is watertight, Class A fire-rated and built to last. And for extra peace of mind, our Complete Confidence Warranty covers products, parts and service for 25 years, monitoring hardware for 10 years and the Kynar-coated-steel finish for 5 years. OneRoof™ is the only roof-integrated solar system; paired with the world’s best solar. The solution is designed specifically for new construction, installs much faster than conventional solar and is cost efficient by replacing roof materials.

SunVault™ Storage

Our new SunVault™ storage solution is primarily designed for residential customers and its 2-box solution fits in indoor or outdoor areas. Homeowners get seamless backup power during an outage and the system provides the flexibility to manage energy as they deem fit. SunVault™ storage integrates seamlessly with SunPower solar systems creating the only home solar + storage solution designed, installed and warranted by one company. Its intelligent software shifts when drawing power from the grid, maximizing the use of solar, as well as provides real-time updates as to home solar usage and storage, through customized settings. With only 0.1% of homes in the U.S. having storage and power outages continue to rise, our storage solutions provides the optimum way to use solar.

Financial Products, flexible financing options

We have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.

Advances in financing are playing a big part in driving increased profits and dealer loyalty. We sell our residential solar energy solutions to end customers through a variety of means, including cash sales directly to end customers, and sales to resellers, including our third-party dealer network.

We offer financing programs that are designed to offer customers a variety of options to obtain high efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or leases at competitive energy rates. Since its launch in 2011, our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually-tailored solar solutions to a broad range of residential customers.

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

We offer parking lot structures designed specifically for SunPower panels, balance of system components, and inverters and in 2015 expanded our capability to design and install innovative solar structures and systems for carport applications. These systems are typically custom design-build projects that utilize standard templates and design best practices to create a solution tailored to unique site conditions. SunPower's highest efficiency panels are especially well suited to stand-alone structures, such as those found in parking lot applications, because our systems require less steel and other materials per unit of power or energy produced as compared with our competitors.

Community Solar

SunPower’s Community Solar is a way for customers to obtain the benefits of solar without having any panels installed on their roofs. This enables people who live in apartments, condominiums and other residences to go solar. These customers are all part of a “community” of solar energy supporters who obtain their power from large solar projects built within their utility district rather than from panels on their respective rooftops.

SunPower has a large commercial customer base to leverage opportunities to expand its community solar footprint. We believe our community solar market policy fits well into long term growth strategy, and provides a significant opportunity for growth by leveraging the existing installation base.

Supply

The solar power panels used in our systems and solutions are entirely sourced from Maxeon Solar during the exclusivity period under the terms of the supply agreement that we entered into with Maxeon Solar in connection with the Spin-Off.

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

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended
	September 27, 2020		September 29, 2019
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$274,806	100	$286,042	100
Total cost of revenue	237,666	86	240,547	84
Gross profit	37,140	14	45,495	16
Research and development	5,344	2	8,837	3
Sales, general and administrative	35,462	13	41,428	14
Restructuring charges	(97)	—	4,252	1
Gain on sale and impairment of residential lease assets	386	—	10,756	4
Income from Transition Services Agreement, Net	(1,889)	(1)	—	—
Gain on business divestitures	—	—	—	—
Operating income (loss)	(2,066)	—	(19,778)	(6)
Other income, net	148,471	54	37,132	13
Income before income taxes and equity in losses of unconsolidated investees	146,405	54	17,354	7
Provision for income taxes	(36,725)	(13)	(2,928)	(1)
Equity in losses of unconsolidated investees	—	—	(960)	—
Income from continuing operations	109,680	41	13,466	6
Loss from discontinued operations	(64,566)	(23)	(32,674)	(11)
Net income (loss)	45,114	16	(19,208)	(7)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(230)	—	5,178	2
Net loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(258)	—	(987)	—
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interest	$(488)	—	$4,191	1
Net income from continuing operations attributable to stockholders	$109,450	40	$18,644	7
Net loss from discontinued operations attributable to stockholders	$(64,824)	(24)	$(33,661)	(12)
Net income (loss) attributable to stockholders	$44,626	16	$(15,017)	(5)

	Nine Months Ended
	September 27, 2020		September 29, 2019
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$783,019	100	$690,608	100
Total cost of revenue	691,043	88	613,205	89
Gross profit	91,976	12	77,403	11
Research and development	19,106	2	26,494	4
Sales, general and administrative	112,193	14	129,582	19
Restructuring charges	2,738	—	6,626	1
(Gain) loss on sale and impairment of residential lease assets	253	—	28,283	4
Income from Transition Services Agreement, Net	(1,889)	—	—	—
Gain on business divestitures	(10,458)	(1)	(143,400)	(21)
Operating income (loss)	(29,967)	(3)	29,818	4
Other income, net	253,051	32	106,957	15
Income before income taxes and equity in losses of unconsolidated investees	223,084	29	136,775	19
Provision for income taxes	(38,716)	(5)	(10,074)	(1)
Equity in losses of unconsolidated investees	—	—	(716)	—
Income from continuing operations	184,368	24	125,985	18
Loss from discontinued operations	(122,994)	(16)	(139,684)	(20)
Net income (loss)	61,374	8	(13,699)	(2)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	2,512	—	33,474	5
Net loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(1,313)	—	(3,057)	—
Net loss attributable to non-controlling interests and redeemable non-controlling interest	1,199	—	30,417	4
Net income from continuing operations attributable to stockholders	186,880	24	159,459	23
Net loss from discontinued operations attributable to stockholders	(124,307)	(16)	(142,741)	(21)
Net income attributable to stockholders	$62,573	8	$16,718	2

Total Revenue:

Our total revenue during the three months ended September 27, 2020 decreased by 4%, as compared to the three months ended on September 29, 2019, primarily due to decreases in revenue of our Residential, Light Commercial segment. Our total revenue during the nine months ended September 27, 2020 increased by 13%, as compared to the nine months ended on September 29, 2019, primarily due to increases in revenue of our Commercial and Industrial Solutions segment. Our commercial backlog in Commercial and Industrial Solutions Segment is less susceptible to the adverse impact as a result of the COVID-19 pandemic since the commercial backlog is booked months in advance.

We did not have significant customers that accounted for greater than 10% of total revenue in the three months and nine months ended September 27, 2020 and September 29, 2019.

There is significant uncertainty with respect to the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic to our revenue during the three months and nine months ended September 27, 2020 is discussed below and in our overview.

Revenue - by Segment

A description of our segments, along with other required information can be found in Note 17, "Segment and Geographical Information" of the consolidated financial statements in Item 1 Financial Statements. Below, we have further discussed changes in revenue for each segment.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Residential, Light Commercial	$197,710	219,880	(10)%	$590,141	606,994	(3)%
Commercial and Industrial Solutions	74,334	63,524	17%	175,264	155,773	13%
Other	10,056	33,975	(70)%	55,615	78,728	(29)%
Intersegment and GAAP adjustments[1]	(7,294)	(31,337)	(77)%	(38,001)	(150,887)	(75)%
Total revenue	$274,806	$286,042	(4)%	$783,019	690,608	13%
1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer details of reconciling items in Note 17. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Revenue for the segment decreased by 10% and 3% during the three and nine months ended September 27, 2020, respectively, as compared to the three and nine months ended September 29, 2019, primarily as a result of adverse impacts from the COVID-19 pandemic on our residential customers, and all our sales channels.

Commercial and Industrial Solutions

Revenue for the segment increased by 17% and 13% during the three and nine months ended September 27, 2020, respectively, as compared to the three and nine months ended September 29, 2019, primarily due to increased cash deal and development sale projects, as well as increased volume of construction revenue on EPC arrangements.

Other

Revenue for the segment decreased by 70% and 29% during the three and nine months ended September 27, 2020, respectively as compared to the three and nine months ended September 29, 2019 primarily due to lower O&M revenue due to the sale of our O&M services contracts and related assets and liabilities to NovaSource Power Services (NovaSource”) in the second quarter of fiscal 2020, as well as due to lower revenue from international power plant development projects due to sales of projects in Chile and Japan in the prior year.

Total Cost of Revenue

Our total cost of revenue remained relatively consistent during the three months ended September 27, 2020 and increased by 13% during the nine months ended September 27, 2020 as compared to the three months and nine months ended September 29, 2019, primarily due to increases in volumes for Commercial and Industrial Solutions as well as gain relating to a sale-leaseback of our manufacturing facility in Hillsboro, Oregon in the quarter ended September 29, 2019, that did not recur. Changes by segments are discussed below in detail.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Residential, Light Commercial	$162,931	$191,271	(15)%	$495,640	$542,566	(9)%
Commercial and Industrial Solutions	69,214	61,452	13%	160,731	147,742	9%
Other	13,224	17,115	(23)%	74,521	72,977	2%
Intersegment elimination and other	(7,703)	(29,291)	(74)%	(39,849)	(150,080)	(73)%
Total cost of revenue	$237,666	$240,547	(1)%	$691,043	$613,205	13%
Total cost of revenue as a percentage of total revenue	86%	84%		88%	89%
Total gross margin percentage	14%	16%		12%	11%

Below, we have further discussed changes in cost of revenue for each segment.

Residential, Light Commercial

Cost of revenue for the segment decreased by 15% and 9% during the three months and nine months ended September 27, 2020, respectively as compared to the three months and nine months ended September 29, 2019, primarily due to lower sales as a result of adverse impacts from the COVID-19 pandemic.

Commercial and Industrial Solutions

Cost of revenue for the segment increased by 13% and 9% during the three and nine months ended September 27, 2020, respectively as compared to the three and nine months ended September 29, 2019, primarily due to increased cash deal and development sale projects, as well as increased volume of construction revenue on EPC arrangements.

Other

Cost of revenue for the segment decreased by 23% during the three months ended September 27, 2020 as compared to the three months September 29, 2019, primarily due to lower O&M cost of revenue due to the sale of our O&M services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities to NovaSource in the second quarter of fiscal 2020, partially offset by a gain of $21.3 million on the sale and leaseback of our Oregon manufacturing facility in the third quarter of fiscal 2019.

Cost of revenue for the segment increased by 2% during the nine months ended September 27, 2020 as compared to the three months ended September 29, 2019, primarily due to a gain of $21.3 million on the sale and leaseback of our Oregon manufacturing facility in the third quarter of fiscal 2019, partially offset by a reduction in O&M revenue due to the sale of our O&M services contracts and related assets and liabilities to NovaSource in the second quarter of fiscal 2020.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Residential, Light Commercial	18%	13%	16%	11%
Commercial and Industrial Solutions	7%	3%	8%	5%
Other	(32)%	50%	(34)%	7%

Residential, Light Commercial

Gross margin for the segment increased by 5% for both the three months and nine months ended September 27, 2020, as compared to the three months and nine months ended September 29, 2019, primarily as a result of better product mix with higher volume in cash and loan channel sales.

Commercial and Industrial Solutions

Gross margin for the segment increased by 4% and 3%, during the three months and nine months ended September 27, 2020, respectively as compared to the three months and nine months ended September 29, 2019, primarily as a result of product mix with higher cash sales and commercial EPC projects.

Other

Gross margin for the segment decreased by 82% and 41%, during the three months and nine months ended September 27, 2020, respectively, as compared to the three months and nine months ended September 29, 2019, primarily due to lower O&M revenue due to the sale of our O&M service contracts and related assets and liabilities to NovaSource during the second quarter of fiscal 2020, and also due to the sale of development projects in Chile and Japan in fiscal 2019, as well as the sale and leaseback of our Oregon manufacturing facility in the third quarter of fiscal 2019.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
R&D	5,344	8,837	(40)%	19,106	26,494	(28)%
As a percentage of revenue	2%	3%		2%	4%

R&D expense decreased by $3.5 million and $7.4 million during the three months and nine months ended September 27, 2020, respectively, as compared to the three months and nine months ended September 29, 2019, primarily due to reimbursement of $3.6 million by Maxeon Solar during the third quarter of fiscal 2020, post Spin-Off under the product collaboration agreement entered into with Maxeon Solar in connection with the Spin-Off, as well as lower labor expense, and lower travel expenditures following the implementation of travel restrictions as a result of the COVID-19 pandemic.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
SG&A	35,462	41,428	(14)%	112,193	129,582	(13)%
As a percentage of revenue	13%	14%		14%	19%

SG&A expenses decreased by $6.0 million and $17.4 million during the three and nine months ended September 27, 2020, respectively, as compared to the three and nine months ended September 29, 2019, primarily due to a decrease in labor costs due to restructuring, as well as lower office related expenses given that the majority of our workforce is working remotely, partially offset by higher litigation claims settlement payments.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Restructuring charges	(97)	4,252	(102)%	2,738	6,626	(59)%
As a percentage of revenue	—%	1%		—%	1%
Restructuring charges decreased by $4.3 million and $3.9 million during the three and nine months ended September 27, 2020, respectively, as compared to the three months ended September 29, 2019, primarily due to the non-cash restructuring charges we incurred during the three months ended September 29, 2019 associated with lease termination, which did not reoccur during the three months ended September 27, 2020.

See "Item 1. Financial Statements-Note 9. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

Loss on sale and impairment of residential lease assets

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
(Gain) loss on sale and impairment of residential lease assets	386	10,756	(96)%	253	28,283	(99)%
As a percentage of revenue	—%	4%		—%	4%

Loss on sale and impairment of residential lease assets decreased by $10.4 million and $28.0 million during the three months and nine months ended September 27, 2020, respectively as compared to the three months and nine months ended September 29, 2019, primarily due to non-cash impairment charges for the remaining assets in the residential lease portfolio that have yet to be sold. During the three months ended September 29, 2019, we sold the majority of the remaining portion of the portfolio of residential lease assets that was still retained by us to SunStrong Capital Holdings, LLC, and recorded a loss on sale of $10.5 million on such sale.

Gain on business divestiture

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Gain on business divestiture	—	—	100%	(10,458)	(143,400)	(93)%
As a percentage of revenue	—%	—%		—%	(21)%

During the nine months ended September 27, 2020, we recorded a gain on sale of our O&M business of $10.5 million. During the nine months ended September 29, 2019, we recorded a gain of $143.4 million on sale of the commercial sale-leaseback portfolio.

Income from Transition Services Agreement, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Income from transaction service agreement	(1,889)	—	100%	(1,889)	—	100%
As a percentage of revenue	(1)%	—%		—%	—%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement, under which, we are providing certain labor and non-labor services to Maxeon Solar, and also receiving certain limited services with respect to certain shared processes post Spin-Off. The term of the transition services agreement is 12 months, extendable by 6 months, and the services are billed at cost plus a fixed mark-up. During the three and nine months ended September 27, 2020, we recorded $2.1 million of income for services provided under the agreement. This was offset by $0.2 million of services provided by Maxeon Solar to us, resulting in net reduction of $1.9 million to operating expenses on the condensed consolidated statement of operations.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Interest income	$104	$951	(89)%	$682	$2,184	(69)%
Interest expense	(7,090)	(8,930)	(21)%	(24,731)	(40,570)	(39)%
Other Income:
Other, net	155,457	45,111	245%	277,100	145,343	91%
Other income, net	$148,471	$37,132	300%	$253,051	$106,957	137%
As a percentage of revenue	54%	13%		32%	15%

Interest expense decreased $1.8 million and $15.8 million during the three months and nine months ended September 27, 2020, respectively as compared to the three months and nine months ended September 29, 2019 primarily due to sale of the sale-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during the first quarter of fiscal 2019 as well as the repurchase of our convertible debentures during the first and third quarters of fiscal 2020.

Other income increased by $110.3 million and $131.8 million in the three months and nine months ended September 27, 2020, respectively, as compared to the three months and nine months ended September 29, 2019, primarily due to a $155.4 million and $274.4 million gain on an equity investment with a readily determinable fair value in the three months and nine months ended September 27, 2020, as compared to a gain of $28.5 million and $129.0 million in the three months and nine months ended September 29, 2019, respectively. Additionally, we recorded a gain of $0.1 million and $3.1 million as a result of the early repurchase of a portion of our 0.875% debentures due 2021 in the three months and nine months ended September 27, 2020, respectively.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Provision for income taxes	$(36,725)	$(2,928)	1,154%	$(38,716)	$(10,074)	284%
As a percentage of revenue	(13)%	(1)%		(5)%	(1)%

In the three months ended September 27, 2020, our income tax provision of $36.7 million on profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $146.4 million was primarily due to associated domestic tax expenses arising from the taxable gain related to the Spin-Off, and foreign withholding taxes relating to foreign dividend distributions. Our income tax provision of $2.9 million in the three months ended September 29, 2019 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $17.4 million was primarily due to tax expense in foreign jurisdictions that were profitable.

In the nine months ended September 27, 2020, our income tax provision of $38.7 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $223.1 million was primarily due to domestic tax expense arising from the taxable gain related to the Spin-Off, and foreign withholding taxes relating to foreign dividend distributions. Our income tax provision of $10.1 million in the nine months ended September 29, 2019 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $136.8 million was primarily due to the projected tax expense in foreign jurisdictions that were profitable, and a net change in valuation allowance from a foreign jurisdiction.

In the first half of fiscal 2020, we distributed earnings from certain foreign jurisdictions because of business and cash needs, and accrued withholding tax of $0.5 million. In addition, as part of the reorganization steps to execute the Spin-Off on August 26, 2020, non-U.S. subsidiaries’ earnings were distributed during the first two months of the third quarter of fiscal 2020, which resulted in $4.8 million withholding tax liabilities. After the Spin-Off, our operations are predominantly located in the United States with limited earnings generated in foreign jurisdictions. It is our intention to indefinitely reinvest any non-U.S. earnings outside the United States.

We record a valuation allowance to reduce our deferred tax assets in the U.S to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Co v. Commissioner, regarding the inclusion of stock-based compensation costs under cost sharing agreements. SunPower previously quantified and recorded the impact of including such compensation costs, as described in the Ninth Circuit decision, of $5.8 million in the fourth quarter of fiscal 2019, as a reduction to deferred tax asset, fully offset by a reduction to a valuation allowance of the same amount, without any income tax expense impact. We will reevaluate the deferred tax disclosure at the end of the fiscal year 2020.

Equity in Losses of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Equity in losses of unconsolidated investees	$—	$(960)	(100)%	$—	$(716)	(100)%
As a percentage of revenue	—%	—%		—%	—%
Our equity in losses of unconsolidated investees increased by $1.0 million and $0.7 million in the three months and nine ended September 27, 2020 as compared to the three months and nine months ended September 29, 2019, which was driven by a decrease in our share of losses of unconsolidated investees.
Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(230)	5,178	(104)%	2,512	33,474	(92)%

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

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $(0.2) million and $2.5 million during the three months and nine months ended September 27, 2020, respectively as compared to the three months and nine months ended September 29, 2019, was primarily due to the deconsolidation of a majority of our residential lease assets during the quarter ended September 29, 2019.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets and liabilities as of October 28, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the fiscal quarter ended September 27, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019
Net cash provided by (used in) operating activities	$(202,513)	$(266,162)
Net cash provided by (used in) investing activities	$(10,869)	$7,695
Net cash (used in) provided by financing activities	$104,268	$106,686

Operating Activities

Net cash used in operating activities for the nine months ended September 27, 2020 was $202.5 million and was primarily the result of: (i) $275.6 million mark-to-market gain on equity investments with readily determinable fair value; (ii) a $75.1 million decrease in accounts payable and accrued liabilities, primarily attributable to payments of accrued expenses; (iii) a $53.8 million decrease in contract liabilities primarily due to the attainment of milestones billings for a variety of projects; (iv) a $22.8 million increase in contract assets; (v) a $12.1 million increase in inventories to support the construction of our solar energy projects; (vi) a $11.2 million increase in project assets driven by construction activities; (vii) $10.5 million gain on sale of our O&M business; (viii) $8.6 million decrease in operating lease liabilities; (ix) $4.3 increase in prepaid expenses and other assets, primarily related to movements in prepaid inventory; and (x) $3.1 million gain on retirement of our convertible debentures. This was partially offset by (i) $113.0 million decrease in accounts receivable due to timing of billings and payments; (ii) net non-cash charges of $71.0 million related to depreciation, stock-based compensation and other non-cash charges; (iii) net income of $61.4 million; (iv) a $16.3 million decrease in advances to suppliers; and (v) a $9.9 million decrease in operating lease right-of-use assets.

Net cash used in operating activities for the nine months ended September 29, 2019 was $266.2 million and was primarily the result of: (i) net loss of $13.7 million; (ii) $143.4 million gain on business divestiture; (iii) $129.0 million mark-to-market gain on equity investments with readily determinable fair value; (iv) $108.1 million increase in inventories to support the construction of our solar energy projects; (v) $47.0 million increase in accounts receivable, primarily driven by increases billings; (vi) $21.4 million gain on sale of assets; (vii) $18.1 million increase in contract assets driven by construction activities; (viii) $17.3 million gain on sale of equity investments without readily determinable fair value; (ix) $9.2 million increase in project assets, primarily related to the construction of our Commercial solar energy projects; (x) $7.2 million decrease in operating lease liabilities; and (xi) $0.5 million increase in long-term financing receivables. This was offset by (i) $62.0 million of depreciation and amortization; (ii) $64.0 million increase in accounts payable and other accrued liabilities; (iii) $36.7 million loss on sale and impairment of residential lease assets; (iv) $33.3 million increase in advances to suppliers; (v) stock-based compensation of $18.9 million; (vi) $8.1 million increase in contract liabilities driven by construction activities; (vii) $1.5 million decrease in prepaid expenses and other assets, primarily related to movements in prepaid inventory (viii) $7.5 million non-cash interest expense; (ix) $6.2 million decrease in operating lease right-of-use assets; (x) $5.9 million non-cash restructuring charges; (xi) $2.1 million loss in equity in earnings of unconsolidated investees; (xii) bad debt expense of $1.3 million; (xiii) impairment of long-lived assets of $0.8 million; and (ix) $0.5 million net change in deferred income taxes.

Investing Activities

Net cash used in investing activities in the nine months ended September 27, 2020 was $10.9 million, which included (i) cash outflow of $140.1 million upon the Spin-Off; (ii) $13.2 million purchase of property, plant and equipment; (iii) $5.4 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems before the Spin-Off and (iv) $1.3 million of purchases of marketable securities.. This was partially offset by (i) $119.4 million proceeds from sale of equity investment; (ii) $15.4 million cash received from the sale of our O&M business, net of de-consolidated cash; (iii) $7.7 million proceeds from return of capital of equity investments, and (iv) $6.6 million proceeds from maturities of marketable securities.

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

Financing Activities

Net cash provided by financing activities in the nine months ended September 27, 2020 was $104.3 million, which included: (i) $200 million proceeds from issuance by Maxeon Solar of its green convertible debt which was derecognized upon Spin-Off; (ii) $183.7 million cash received from a bank loan and other debt; (iii) $13.4 million proceeds from non-recourse residential financing debt, net of issuance costs; and (iv) $2.2 million settlement of contingent consideration arrangement. This was partially offset by: (i) $183.1 million repayment of bank loans and other debt; (ii) $95.2 million cash paid for repurchase of our convertible debentures; (iii) $8.5 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iv). $7.2 million repayment of non-recourse residential financing debt.

Net cash provided by financing activities in the nine months ended September 29, 2019 was $106.7 million, which included: (i) $69.3 million net proceeds from the issuance of non-recourse residential financing debt, net of incurrence costs; (ii) $31.1 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (iii) $22.4 million in net proceeds of 0.75% debentures due 2018, bank loans and other debt. This was partially offset by (i) $9.0 million of payment for prior business combination; (ii) $4.7 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iii) $2.4 million settlement of a contingent consideration arrangement

Debt and Credit Sources

Convertible Debentures

As of September 27, 2020, an aggregate principal amount of $425.0 million of the 4.00% senior convertible debentures due 2023 (the "4.00% debentures due 2023") remained issued and outstanding. The 4.00% debentures due 2023 were issued on December 15, 2015. Interest on the 4.00% debentures due 2023 is payable on January 15 and July 15 of each year, beginning on July 15, 2016. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $30.53 per share, subject to adjustment in certain circumstances. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. Holders may require us to repurchase all or a portion of their 4.00% debentures due 2023 upon a fundamental change, as described in the related indenture, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control, as described in the related indenture, the 4.00% debentures due 2023 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Otherwise, the 4.00% debentures due 2023 are not redeemable at our option prior to the maturity date. In the event of certain events of default, Wells Fargo Bank, National Association ("Wells Fargo"), the trustee, or the holders of a specified amount of then-outstanding 4.00% debentures due 2023 will have the right to declare all amounts then outstanding due and payable.

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due June 1, 2021. Interest is payable semi-annually, beginning on December 1, 2014. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 were initially acquired by Total. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time based on an initial conversion rate of 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which is equivalent to an initial conversion price of approximately $48.76 per share, which provides Total the right to acquire up to 3,969,375 shares of our common stock following the purchase noted below). The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021.

During the three and nine months ended September 27, 2020, we purchased $8.1 million and $98.4 million respectively, of aggregated principal amount of the above convertible debt due 2021 for approximately $95.1 million, net. Total held a principal amount of $56.4 million of the total convertible debt repurchased and the remaining was held by other third-party investors. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $0.1 million and $3.1 million in the three and nine months ended September 27, 2020 respectively, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the condensed consolidated statement of operations. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

During the third quarter fiscal 2020, we updated our conversion rates for our convertible debentures. Specifically, effective September 11, 2020, the new conversion rates are 25.1388 shares of SunPower's common stock per $1,000 principal amount of 2021 Debentures (equivalent to a conversion price of $39.78 per share) and 40.1552 shares of SunPower's common stock per $1,000 principal amount of 2023 Debentures (equivalent to a conversion price of $24.90 per share).

The conversion rates were previously 20.5071 shares of SunPower's common stock per $1,000 principal amount of 2021 Debentures and 32.7568 shares of SunPower's common stock per $1,000 principal amount of 2023 Debentures. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the Indentures.

Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance up to 200 MWs of panels inventory, preserving the 30% federal Investment Tax Credit (“ITC”) for third-party owned commercial and residential systems and meeting safe harbor guidelines.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of September 27, 2020, we had drawn $96.8 million under this facility. During the three and nine months ended September 27, 2020, we repaid $2.6 million and $4.2 million, respectively and did not have any additional drawdowns.
Loan Agreement with California Enterprise Development Authority ("CEDA")

    On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031, under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds bear interest at a fixed-rate of 8.50% per annum. As of September 27, 2020, the fair value of the Bonds was $30.6 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

As of September 27, 2020, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our condensed consolidated balance sheet.

Revolving Credit Facility with Credit Agricole

On October 29, 2019, we entered into the 2019 Revolver with Credit Agricole, as lender, with a revolving credit commitment of $55.0 million. The 2019 Revolver contains affirmative covenants, events of default and repayment provisions customarily applicable to similar facilities and has a per annum commitment fee of 0.05% on the daily unutilized amount, payable quarterly. Loans under the 2019 Revolver bear either an adjusted LIBOR interest rate for the period elected for such loan or a floating interest rate of the higher of prime rate, federal funds effective rate, or LIBOR for an interest period of one month, plus an applicable margin, ranging from 0.25% to 0.60%, depending on the base interest rate applied, and each matures on the earlier of April 29, 2021, or the termination of commitments thereunder. Our payment obligations under the 2019 Revolver are guaranteed by Total SE up to the maximum aggregate principal amount of $55.0 million. In consideration of the commitments of Total SE, we are required to pay them a guaranty fee of 0.25% per annum on any amounts borrowed under the 2019 Revolver and to reimburse Total SE for any amounts paid by them under the parent guaranty. We have pledged the equity of a wholly-owned subsidiary that holds our shares of Enphase Energy, Inc. common stock to secure our reimbursement obligation under the parent guaranty. We have also agreed to limit our ability to draw funds under the 2019 Revolver to no more than 67% of the fair market value of the common stock held by our subsidiary at the time of the draw.

As of September 27, 2020, we had no outstanding borrowings under the 2019 Revolver.

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

As of September 27, 2020 and December 29, 2019, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $2.6 million and $3.6 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered in a Loan and Security Agreement with Bank of America, N.A, which provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $60.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of March 29, 2022, if the balance of the revolver at the time is not zero, March 1, 2021 (a date that is 91 days prior to the maturity of our 0.875% debentures due 2021), or the termination of the commitments thereunder. On September 8, 2020, we signed an amendment with Bank of America, that provides that if we pay the full outstanding balance 91 days before the maturity of our convertible debt, and maintain the outstanding at zero during that period of 91 days, as well as immediately after the repayment of the 0.875% debentures due 2021, then the convert maturity does not trigger the termination of the Asset-Backed Loan. During the three and nine months ended September 27, 2020 we repaid $28.1 million and $40.4 million, respectively. During the three and nine months ended September 27, 2020, we drew an additional $25.3 million and $46.4 million, respectively. We had a balance outstanding of $25.2 million as of September 27, 2020.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each draw down from the facility bears either a base rate or federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of September 27, 2020, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility.

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

Liquidity

As of September 27, 2020, we had unrestricted cash and cash equivalents of $324.7 million as compared to $302.0 million as of December 29, 2019. Our cash balances are held in numerous locations throughout the world, and as of September 27, 2020, we had approximately $2.3 million held outside of the United States. This offshore cash is used to fund operations of our business in the Europe and Asia Pacific regions as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses. The amounts held outside of the United States represent the earnings of our foreign subsidiaries which under the enacted Tax Act, incurred a one-time transition tax (such amounts were previously tax deferred). The incurrence, however, would did not result in a cash payment due to our cumulative net operating loss position. In addition, while we have begun the transition away from our project development business, we still expect to invest capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our 2016 Guaranteed LC Facilities are guaranteed by Total SE pursuant to the Credit Support Agreement. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 27, 2020, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.6 million which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

Solar power plant projects often require significant up-front investments. These include payments for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of September 27, 2020, outstanding amounts related to our project financing totaled $15.7 million.

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

The global COVID-19 pandemic created significant uncertainty and economic disruptions worldwide. In our response to the COVID-19 pandemic, we instituted several measures, including requirements to work remotely for the majority of our workforce, travel restrictions as well as several mitigating actions to prudently manage our business during the current industry uncertainty. These actions included reducing management salaries, freezing hiring and merit increases, reducing capital expenditures and discretionary spending, and temporarily moving most of our employees to a four-day work week in recognition of reduced demand and workloads due to the pandemic. All of our employees reverted back to a full work week during the last week of June and returned to full salary during the last week of July.

Despite the challenging and volatile economic conditions, we believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of the remaining $301.6 million principal amount outstanding under the 0.875% debentures due 2021. In addition, we have historically been successful in our ability to divest certain investments and non-core assets including some of our equity investments, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to address our liquidity needs; however, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including the COVID-19 pandemic. If alternative actions were to be necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results over time.

Contractual Obligations

The following table summarizes our contractual obligations as of September 27, 2020:

		Payments Due by Fiscal Period
(In thousands)	Total	2020 (remaining three months)	2021-2022	2023-2024	Beyond 2024
Convertible debt, including interest[1]	$763,929	$1,319	$336,902	$425,708	$—
CEDA loan, including interest[2]	58,050	1,275	5,100	5,100	46,575
Other debt, including interest[3]	149,468	42,693	101,070	2,051	3,654
Operating lease commitments[4]	102,442	3,663	31,229	21,348	46,202
Non-cancellable purchase orders[5]	47,879	47,879	—	—	—
Supply agreement commitments[6]	449,231	107,607	300,684	34,858	6,082
Total	$1,570,999	$204,436	$774,985	$489,065	$102,513

1 Convertible debt, including interest, relates to the aggregate of $726.6 million in outstanding principal amount of our senior convertible debentures on September 27, 2020. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

2 CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity.

3 Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in Note 12. Debt and Credit Sources.

3 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

4 Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

5 Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including Maxeon Solar for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods 2 years and 5 years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of September 27, 2020 and December 29, 2019, total liabilities associated with uncertain tax positions were $8.2 million and $7.2 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of September 27, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, and accounts receivable. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Non-Public Companies

As of September 27, 2020 and December 29, 2019, investments of $0.8 million are accounted for using the measurement alternative method.

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

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For the three and nine months ended September 27, 2020, we recorded gains of $155.4 million and $274.4 million, respectively, within "other, net" in our condensed consolidated statement of operations as compared to $28.5 million and $129.0 million in the three and nine months ended September 29, 2019. During the three and nine months ended September 27, 2020, we sold an additional one million and two million shares of Enphase common stock, respectively, in open market transactions for cash proceeds of $73.3 million and $117.0 million, respectively.

Interest Rate Risk and Market Price Risk Involving Debt

As of September 27, 2020, we had outstanding convertible debentures with an aggregate face value of $726.6 million, comprised of $425.0 million aggregate principal amount of our 4.00% debentures due in 2023 and $301.6 million aggregate principal amount of our 0.875% debentures due in 2021. The aggregate estimated fair value of our outstanding convertible debentures was $698.0 million and $719.7 million as of September 27, 2020 and December 29, 2019, respectively. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As our common stock price is significantly below the conversion price for both debentures and therefore unlikely to be exercised by the holders, a 10% increase or decrease in our common stock will not impact our financial statements.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2020 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2020. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2020, aside from the following and except those risk factors that are specifically related to our previous SunPower Technologies segment, which are no longer applicable to us following the Spin-Off .

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and associated economic and other impacts has had an adverse impact on our business, operations, and financial performance, as well as on the operations and financial performance of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives.

The COVID-19 pandemic has had an adverse impact on most aspects of our business, operations and financial performance, and the impact is ongoing and will likely to evolve. The pandemic has affected our employees and their ability to work, affected our ability to conduct our business operations around the globe, reduced demand for our products, disrupted our supply chains, limited the ability of some of our customers to purchase and pay for our products, and caused us to reallocate and prioritize our planned spending among our strategic initiatives. These impacts are substantial and may make it more difficult for us to generate cash flow to meet our own obligations under the terms of our outstanding indebtedness.

Employees. The safety and well-being of our employees is paramount and could also impact our ability to address the uncertainties associated with the COVID-19 pandemic. We have modified our business practices in response to the pandemic, instituting health and safety measures such as limiting employee travel, implementing social distancing and remote work measures, and cancelling physical participation in meetings, events, and conferences. Despite these efforts, such measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic to our employees, dealers, customers and suppliers. Our employees may be unable to work effectively due to sheltering-in-place arrangements, illness, quarantine, travel restrictions, lack of public transportation or other restrictions required by government authorities or that we determine are in the best interests of our employees, which may harm our operations. We announced temporary reductions in the salaries of certain of our executive officers, as well as temporary reductions in salaries and reduced work week schedules for certain of our employees to address reduced demand and workloads related to the pandemic and to conserve cash, with exceptions for certain groups, including those supporting customer and asset services. In June 2020, most of our employees resumed a full work week and returned to full salary during the last week of July. In September 2020, our executive officers returned to full salary.

Adverse supply, manufacturing, and strategic transaction and investment impacts. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations, including our and our suppliers’ manufacturing operations and our bookings and sales, and may adversely affect our ability to continue to invest in all of our planned research and development and other initiatives. In addition, new governmental orders and restrictions may be issued in some locations if the pandemic recurs or worsens. During a prolonged reduction in manufacturing operations or demand, the business and financial condition of our suppliers and customers may deteriorate, resulting in liquidity challenges, bankruptcies, permanent discontinuation of operations, or an inability to make timely deliveries or payments to us. Our suppliers and vendors may also request new or changed terms, including credit terms, which could effectively increase the prices we pay for our products, as well as raw materials and supplies.

Although we continue to invest in research and development initiatives, we cannot be certain whether we will realize the anticipated value of such investments or realize the anticipated value within previously predicted time frames, in light of the economic uncertainty caused by the COVID-19 pandemic and steps we have taken to promote social distancing and remote work for employees.

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

In addition to the risks described above, the pandemic and associated economic and other impacts may also have the effect of heightening the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 29, 2019; in particular, see the “Risks Related to our Sales Channels,” “Risks Related to our Liquidity,” “Risks Related to our Supply Chain,” and “Risks Related to our Operations” and in our Quarterly Report on Form 10-Q for the

quarterly period ended June 28, 2020. The ultimate effect that the pandemic may have on our operating and financial results is not presently known to us or may present unanticipated risks that cannot be determined at this time.

We depend on Maxeon Solar as a sole-source supplier for certain critical components and products, including our solar cells and modules. Any supply interruption or delay could adversely affect our business. In addition, we continue to be dependent on limited third-party suppliers for certain raw materials and other components for our products. Supply delays or interruptions could prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, and loss of market share.

In connection with our Spin-Off of Maxeon Solar, we entered into a supply agreement pursuant to which Maxeon Solar will exclusively supply us with certain products, including solar cells and panels, for use in residential and commercial solar applications in the Domestic Territory (as defined in the supply agreement).The supply agreement has a two-year term, subject to customary early termination provisions triggered by a breach of the other party (with or without the right to cure depending on the breach) and insolvency events affecting the other party. Under the supply agreement, we are required to purchase, and Maxeon Solar is required to supply, certain minimum volumes of products during each calendar quarter of the term. The supply agreement also includes reciprocal exclusivity provisions that, subject to certain exceptions, will prohibit us from purchasing these products (or competing products) from anyone other than Maxeon Solar for the Domestic Territory. For products designated for installation on a residence or by a third party for the exclusive use of a specific customer, the exclusivity provisions will last until August 26, 2022 (or the entire initial term). For products designated for other applications (including multiple-user, community solar products), the exclusivity provisions will last until August 26, 2021. The exclusivity provisions will not apply to off-grid applications, certain portable or mobile small-scale applications (including applications where solar cells are integrated into consumer products), or power plant, front-of-the-meter applications where the electricity generated is sold to a utility or other reseller. Any delay or failure of Maxeon Solar to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, could have a material adverse effect on our business, results of operations, and financial condition.

In addition, we rely on a limited number of third-party suppliers for certain components and raw materials for our power systems, as well as solar panels that we manufacture, such as polysilicon, inverters, and module material. If we fail to maintain our relationships with our suppliers or to build relationships with new suppliers, or if suppliers are unable to meet demand through industry consolidation, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay.

To the extent the processes and technologies that our suppliers, including Maxeon Solar, use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, and the exclusivity provisions of the Supply Agreement may prevent us from seeking alternative suppliers except in certain very limited circumstances. In addition, the financial markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary products, raw materials, inventory, and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required time frames.

Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

If the distribution of Maxeon Solar ordinary shares in the Spin-Off does not qualify as a tax‑free distribution under the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders and we could have a possible withholding obligation with respect to that dividend and under certain circumstances we may have indemnification obligations to Maxeon Solar.

We received a tax opinion from our counsel as to the tax‑free nature of the Spin-Off to our stockholders. We did not obtain a private letter ruling from the IRS with respect to the distribution of Maxeon Solar ordinary shares and instead are relying solely on the tax opinion for comfort that the distribution qualifies for tax‑free treatment to our stockholders for U.S. federal income tax purposes under the Internal Revenue Code.

The tax opinion was based on, among other things, certain undertakings made by us and Maxeon Solar, as well as certain representations and assumptions as to factual matters made by parties to the distribution. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinion. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinion. In addition, the tax opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect.

If the Spin-Off distribution does not qualify as a tax‑free distribution to our stockholders under Section 355 of the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders, and we could have a possible withholding obligation with respect to such dividend, and we could be required to indemnify Maxeon Solar for any taxes and related costs if the failure of the distribution to so qualify is the result of certain actions or misrepresentations by us, but we will not be required to indemnify any of our stockholders. In the event we are required to indemnify Maxeon Solar for taxes incurred in connection with the Spin-Off, the indemnification obligation could have a material adverse effect on our business, financial conditions, results of operations and cash flow.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the distribution of Maxeon Solar ordinary shares in the Spin-Off, we will undertake to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) continuing to own and manage our historic business and (ii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations. If these restrictions, among others, are not followed, the Spin-Off distribution could be treated as a dividend to our stockholders and subject us to a possible withholding tax obligation. In addition, we could be required to indemnify Maxeon Solar for any tax liability incurred by Maxeon Solar as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 29, 2020 through July 26, 2020	14,506	$7.76	—	—
July 27, 2020 through August 23, 2020	7,312	$11.50	—	—
August 24, 2020 through September 27, 2020	8,766	$11.09	—	—
	30,584		—	—
1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1
Tax Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed by Maxeon Solar on August 27, 2020 (the “Maxeon Solar Form 6-K”))

10.2	Employee Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.3 to the Maxeon Solar Form 6-K)
10.3	Transition Services Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.4 to the Maxeon Solar Form 6-K)
10.4	Supply Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.5 to the Maxeon Solar Form 6-K)
10.5	Back-to-Back Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.6 to the Maxeon Solar Form 6-K)
10.6	Brand Framework Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.7 to the Maxeon Solar Form 6-K)
10.7	Cross-License Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.8 to the Maxeon Solar Form 6-K)
10.8	Collaboration Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.9 to the Maxeon Solar Form 6-K)
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*+	Inline XBRL Taxonomy Schema Document.
101.CAL*+	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE*+	Inline XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	Inline XBRL Taxonomy Definition Linkbase Document.
104
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Thee cover page from the Company's Quarterly Report on Form 10-Q for the fiscal year ended September 27, 2020 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

October 29, 2020	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer