Form 10-K
period 2021-01-03
SUNPOWER CORP
filed 2021-02-22
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $579.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2020. For purposes of determining this amount only, the registrant has defined affiliates as including Total Solar INTL SAS, formerly known as Total Solar International SAS, Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of the registrant on June 28, 2020.

The total number of outstanding shares of the registrant’s common stock as of February 12, 2021 was 170,555,340.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

INTRODUCTORY NOTES

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, EnergyLink™, InvisiMount®, Helix™, Equinox™, PowerGuard®, PowerLight™, SunVault™, OneRoof™, Demand Better Solar™, Supo Solar™, Sunrente™, and The Power of One™. Other trademarks appearing in this report are the property of their respective owners.

Unit of Power

When referring to our solar power systems, and total sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("DC"), unless otherwise noted as alternating current ("AC").

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest, and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends, and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Item 1A. Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware in 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR." In fiscal 2011, we became a majority owned subsidiary of Total Solar INTL SAS, formerly known as Total Solar International SAS, Total Gas & Power USA, SAS and Total Energies Nouvelles Activités USA ("Total"), a subsidiary of TOTAL SE ("TOTAL SE").

Company Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "the Company," "we," "us," or "our") is a leading solar energy company that delivers complete solar solutions to customers primarily in United States and Canada through an array of hardware, software, and financing options, and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. downstream Distributed Generation (“DG”) market, providing an affordable and sustainable source of electricity compared to traditional utility energy to residential homeowners and commercial customers through multiple financing options. Our sales channels include a strong network of dealers and resellers that operate in both, residential and commercial markets, as well a group of talented and driven in-house sales team within each segment engaged in direct sales to end customers.

Recent Developments

Maxeon Solar Spin-Off Transaction

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of our common stock (the “Distribution”) as of the close of business on August 17, 2020.

In connection with the Spin-Off, and as contemplated by the Separation and Distribution Agreement entered into by us and Maxeon Solar, we and Maxeon Solar entered into certain ancillary agreements that govern the relationships between the Company and Maxeon Solar following the Distribution, including: a tax matters agreement, employee matters agreement, transition services agreement, back-to-back agreement, brand framework agreement, cross license agreement, collaboration agreement, and supply agreement (collectively, the “Ancillary Agreements”), each as previously described in our announcement of the contemplated transaction.

Sale of Operations and Maintenance Business

On May 14, 2020, we sold the substantial majority of our O&M ("Operations & Maintenance") services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities to NovaSource Power Services ("NovaSource”) for total consideration of $36.3 million.

Upon closing, we received net cash consideration of $16.0 million, excluding certain hold-backs totaling in aggregate $15.0 million for certain retained obligations and contracts not novated as of closing. We assessed the recoverability of these hold-backs and included our best estimate of the amount recoverable in the future in our calculation of net gain on sale. Additionally, we also agreed to retain and subcontract certain O&M contracts for selected large utility scale power plant projects in North America at a fixed price to NovaSource. The contracts were deemed loss-making on the closing date and accordingly, we recorded a liability for the expected loss to be recognized for these contracts that will be amortized over the expected period of loss of three years.

Segments Overview

In the third quarter of fiscal 2020, and concurrent with the Spin-Off, we reorganized our business into new segments to align our focus on the U.S. downstream DG market and new business model driven by financial offerings, solar energy systems storage, solutions, and software services. Previously, we operated under two end-customer segments, comprised of our (i) SunPower Energy Services and (ii) SunPower Technologies. The SunPower Energy Services segment referred to our downstream business consisting of sales of solar energy solutions to residential and commercial end-customers, and the SunPower Technologies segment referred to global manufacturing and our large-scale solar products and systems and international component sales.

Under the new segmentation, Residential, Light Commercial ("RLC") refers to sales of solar energy solutions previously included in the legacy SunPower Energy Services segment, including sales to our third-party dealer network and resellers, storage solutions, cash and loan sales, and long-term leases directly to end customers. The Commercial and Industrial Solutions segment ("C&I Solutions") refers to direct sales of turn-key engineering, procurement, and construction ("EPC") services, and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development, project sales, and U.S. manufacturing, which we are winding down, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others." Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations, and measures performance of our activities across the RLC, C&I Solutions, and Other segments. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues, while Power Co refers to our post-system sale recurring services revenues, mainly from asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I. The risk profile of each of the revenue streams is different and, therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Impact of COVID-19 on our Business

The COVID-19 pandemic has driven our organizations across the globe to operate virtually to a large extent, and support remote workforces at a faster speed and greater scale than ever before. Following the first shelter-in-place orders, we expanded our internal virtual salesforce and helped enable our dealers to complete sales consultations in a virtual setting. We have seen leads through our online and virtual sales channels at attractive customer acquisition costs. We believe that a virtual sales model will position us and our dealers to reduce customer acquisition costs in the future.

The health and safety of our employees, contractors, and customers are a top priority for us. In an effort to protect our employees and contractors, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak, to adopt social distancing policies at our locations around the world, including working from home and suspending employee travel. We have transitioned to work from home with flexible work policies, and most of our non-installation workforce is working from home and is expected to continue to do so until at least July 2021.

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

At the onset of the pandemic, across the organization, we took specific measures to sustain our business and operations as well as protect our employees. These measures included temporary reductions in the salaries of certain of our executive officers and the fees payable to our independent directors, as well as temporary reductions in salaries and reduced work week schedules for certain of our employees to address reduced demand and workloads, with exceptions for certain groups, including those supporting customer and asset services. In June 2020, most of our employees resumed a full work week and returned to full salary during the last week of July. In September 2020, our executive officers and independent directors returned to full salary.

As of February 2021, COVID-19 cases continue to rise in certain areas of the United States and worldwide, and as a result, many jurisdictions are restricting or planning to restrict businesses and economic activities. It is not clear what the potential effects any such future developments, including any new government restrictions, may have on our business, including the effects on our customers, employees, and prospects, or on our financial results. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, and as required by federal, state, or local authorities.

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. We believe the most significant elements of uncertainty are the intensity and duration of the impact of the COVID-19 pandemic on project installation and commercial and consumer spending as well as the ability of our sales channels, supply chain, and distribution centers to operate with minimal disruption in the near term, especially if local governments impose new measures and restrictions in jurisdictions in which we operate. The disruptions noted above could negatively impact our financial position, results of operations, cash flows, and outlook.

Solutions

We are focused on delivering complete solar power generation solutions to our customers. As part of our solutions-based approach, we focus on SunPower Helix products for our commercial business customers and our SunPower Equinox product for our residential business customers. The Equinox and Helix systems are pre-engineered modular solutions for residential and commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest A-Series cell and alternating-current photovoltaic technology for residential applications, where we are also working to expand our initiatives on storage and Smart Energy solutions. Our Helix products are available for carport, ground, and roof installations and provide seamless solar solutions at low cost. Additionally, we continue to focus on installing our lower cost, high efficiency Performance Line and our A-Series product line, which we believe will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see significant and increasing opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers' CCOE, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, enabling our customers to make intelligent energy choices by addressing how they buy energy, how they use energy, and when they use it. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We offer solar panels that use micro-inverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

Our all-in-one solutions include a full suite of solar power systems including storage, software, and services. Our RLC segment offers its solutions in three distinct categories to Residential, Light Commercial, and New Homes. Our comprehensive platform is designed to drive loyalty, and potential gross margin growth. This Power of One® platform is a key element of our strategy to attack the “long-tail” of the market. Our complete, all-in-one solutions generate favorable customer reviews.

OneRoof™

Our latest roofing system, OneRoof™, is a Class A fire-rated, UL-certified roofing system that replaces concrete roofing tiles for a fully integrated roof-plus-solar solution. With flexible design configurations, integrated panel clips, and built-in grounding, installation is simple and designed specifically for new homes. With direct-to-deck attachments, self-aligning modules, and snap-in-place module attachments, OneRoof™ installs two to three times faster than conventional mounting. Kynar-coated metal components add a rugged layer of roof protection that lasts longer than typical composite shingles and are covered by our 25-year Complete Confidence Warranty. OneRoof™ sits seamlessly with the rest of the roof for a sleek, low-profile look with virtually no visible parts. Interlocking flashings and pans with individually sealed screws create a watertight barrier against harsh conditions— including wind-driven rain. Our OneRoof™ system is watertight, Class A fire-rated and built to last. And for extra peace of mind, our Complete Confidence Warranty covers products, parts, and service for 25 years, monitoring hardware for 10 years and the Kynar-coated-steel finish for 5 years. OneRoof™ is the only roof-integrated solar system, paired with the world’s best solar. The solution is designed specifically for new construction, generally installs much faster than conventional solar, and is cost efficient by replacing roof materials.

SunVault™ Storage

Our new SunVault™ storage solution is primarily designed for residential customers and its two-box solution fits in indoor or outdoor areas. Homeowners get seamless backup power during an outage and the system provides the flexibility to manage energy as they deem fit. SunVault™ storage integrates with SunPower solar systems, creating the only home solar + storage solution designed, installed, and warranted by one company. Its intelligent software shifts when drawing power from the grid, maximizing the use of solar, as well as provides real-time updates as to home solar usage and storage, through customized settings. With only 0.1% of homes in the United States having storage and power outages continuing to rise, our storage solutions provide an attractive way to use solar.

Flexible Financing Options

We have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.

Advances in financing are playing a big part in driving increased profits and dealer loyalty. We sell our residential solar energy solutions to end customers through a variety of means, including cash and financed systems sales directly to end customers and sales to resellers, including our third-party dealer network.

We offer financing programs that are designed to offer customers a variety of options to obtain high-efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or leases at competitive energy rates. Since its launch in 2011, our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under typically 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually tailored solar solutions to a broad range of residential customers.

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

We also offer a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot, and open space applications, including a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and to interlock, enhancing wind resistance, and providing for secure, rapid installations.

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

Community Solar

SunPower’s Community Solar program is a way for customers to obtain the benefits of solar without having any panels installed on their roofs. This enables people who live in apartments, condominiums, and other residences to go solar. These customers are part of a community of solar energy supporters who obtain their power from large solar projects built within their utility district rather than from panels on their respective rooftops.

SunPower has a large commercial and residential customer base to leverage opportunities to expand our community solar footprint. We believe our community solar market offering fits well into long-term growth strategy, and provides a significant opportunity for growth by leveraging the existing installation base and software platform.

Supply

The solar power panels used in our systems and solutions are entirely sourced from Maxeon Solar during the exclusivity period under the terms of the supply agreement that we entered into with Maxeon Solar in connection with the Spin-Off.

We also work with our suppliers and partners to ensure the reliability of our supply chain. We have contracted with some of our suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. For more information about our purchase commitments and obligations, see "Liquidity and Capital Resources—Contractual Obligations" and "Note 10. Commitments and Contingencies" in the Notes to the consolidated financial statements in this Annual Report on Form 10-K.

Technology

Smart Energy

We see “Smart Energy” as a way to harness our world’s energy potential by connecting the most powerful and reliable solar systems on the market with an increasingly vast array of actionable data that can help our customers make smarter decisions about their energy use. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. In order to enhance the portfolio of Smart Energy solutions we offer, we plan to continue to invest in integrated technology solutions to help customers manage and optimize their CCOE measurement.

We have also negotiated several agreements with residential and commercial energy storage providers to integrate storage technology into our residential and commercial solar solutions. By combining storage with energy management, we lower our customers' cost of energy through improvements in self-consumption, rate arbitrage, demand management, and grid and market participation. We plan to continue to work to make combined solar and storage solutions broadly commercially available.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade AC power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded for both residential and commercial customers. Subsequent to the sale of our microinverter business in August 2018, we exclusively procure microinverters for the manufacture and distribution of AC modules and discrete MLPE system solutions for the U.S. residential market from Enphase. Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

We are working with Enphase to develop next generation microinverters for use with our high efficiency solar panels in order to enhance our portfolio of Smart Energy solutions. Panels with these factory-integrated microinverters can convert direct current generated by the solar panel into alternating current, enabling optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system.

Warranties

SunPower provides a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for previously SunPower-manufactured microinverters. We also warrant our installed systems for defective materials and workmanship for periods ranging up to 25 years as well as provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services. We pass through to customers warranties from the original equipment manufacturers of certain system components such as solar panels, monitoring equipment and inverters. For such components, our warranties may exceed the warranty coverage from the original equipment manufacturers. For solar energy systems we do not install directly, we receive workmanship warranties from our solar partners.

Customers

Our scope and scale allow us to deliver solar solutions across all segments, ranging from consumer homeowners to the largest commercial and governmental entities. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners, and small commercial building owners. We leverage a combination of direct sales as well as a broad partner ecosystem to efficiently reach our global customer base.

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

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•GAF Energy, Hyundai Heavy Industries Co. Ltd., NRG Energy, Inc., Panasonic Corporation, REC Group, SunRun, Inc., Sunnova Energy International Inc., Tesla, Inc., Borrego, EDF Renewables, Mortenson, Ameresco, and Standard Solar.

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

We believe that the key competitive factors in the market for solar energy management solutions, including systems, storage, and software are:

•total system price;

•levelized cost of energy (LCOE) evaluation;

•customer cost of energy (CCOE) evaluation;

•power, efficiency, and performance under realistic operating conditions;

•aesthetic appearance of solar panels and systems;

•wind, snow, and structural load capability;

•speed and ease of installation through modular solutions such as our Helix system;

•dealer and installer training and operational excellence;

•high-productivity sales and commissioning software tools for dealers;

•leveraging extensive fleet data for reliability;

•engagement with end customer community;

•strength of distribution relationships;

•availability of third-party financing and investments;

•established sales channels to customers;

•bankability, strength, and reputation of our company; and

•warranty protection, quality, and customer service.

We believe that we can compete favorably with respect to each of these elements, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service, and support capabilities, and financial resources. For more information on risks related to our competition, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows."

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “SunPower Equinox,” “SunPower Giving,” “SunPower Horizons,” “Bottle the Sun,” “Demand Better Solar,” “EDDiE,” “EnergyLink,” “Equinox,” “Experiential Learning. Expanding Opportunities.,” “Helix,” “InvisiMount,” “Light on Land,” “PowerGuard,” “PowerLight,” “Powering a Brighter Tomorrow,” “Smarter Solar,” “Solar Showdown,” “Sol,” “SunTile,” "SunVault," "OneRoof," “The Planet's Most Powerful Solar,” and “The Power of One” in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of January 3, 2021, we held registrations for 26 trademarks in the United States, and had 6 trademark registration applications pending. We also held 26 trademark registrations and had no trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar panels, mounting products, and electrical and electronic systems that we sell. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 3, 2021, we held 565 patents in the United States (353 licensed to Maxeon Solar Technologies, Ltd.), which will expire at various times through 2039, and had 200 U.S. patent applications pending (152 licensed to Maxeon Solar Technologies, Ltd.). We also held 149 patents and had 50 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect proprietary information and know-how. We therefore typically require employees and consultants to enter into confidentiality agreements to protect them.

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

Regulations

Public Policy Considerations

Different public policy mechanisms have been used by governments to accelerate the adoption and use of solar power and energy storage. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net energy metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, while others are scheduled to be extended or expanded. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power or energy storage system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system or stored by their energy storage system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net energy metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and to be credited for that excess electricity at or near the full retail price of electricity.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted (and subsequently expanded) renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. Some states additionally mandate that a certain portion of that eligible renewable energy must be distributed generation. In addition, many states have adopted community solar programs and energy storage mandates. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including "Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results," "Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services," and "Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows."

Environmental Regulations

We use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our research and development, and construction activities. We are subject to a variety of U.S. federal and state laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are currently not subject to any litigation pertaining to environment regulations and cost of compliance with applicable regulations is expected to be commensurate with our historical spend and other companies in the industry.

In addition to the Company’s existing environmental compliance initiatives, we have also appointed new roles and engaged additional resources to provide comprehensive oversight, and reporting, of the Environmental, Social and Governance (“ESG”) components across all processes and business units. Additionally, as part of our commitment to energy sustainability, we are targeting to publish our sustainability report during the second quarter of fiscal 2021. This report will describe the Company's energy sustainability strategies and address other environmental matters such as waste minimization, minimization of impact on natural resources, and recycling.

Information concerning certain limited activities related to Iran

All the information concerning the activities of our affiliate TOTAL SE and its affiliated companies (collectively, the “Total Group”) related to Iran that took place in 2020 provided in this section is disclosed pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”).

The Total Group believes that these activities are not subject to sanctions under applicable international economic sanctions regimes, including those adopted by the United States and the European Union.

The Total Group’s operational activities related to Iran were stopped in 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action (“JCPOA”) in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

Statements in this section concerning affiliates of TOTAL SE intending or expecting to continue activities described below are subject to such activities continuing to be permissible under applicable international economic sanctions regimes and are based on information provided to us by the Total Group.

Exploration & Production

The Tehran branch office of Total E&P South Pars S.A.S. (a wholly-owned subsidiary), which opened in 2017 for the purposes of the development and production of phase 11 of the South Pars gas field, ceased all operational activities prior to November 1, 2018. In addition, since November 2018, Total Iran BV maintains a local representative office in Tehran with four employees solely for non-operational functions.

Concerning payments to Iranian entities in 2020, Total Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 5.42 billion (approximately €115,007(converted using the average exchange rate for fiscal year 2020, as published by the Central Bank of Iran.)) to the Iranian administration for taxes and social security contributions concerning the staff of this representative office. None of these payments were executed in US dollars.

Since November 30, 2018, Total E&P UK Limited (“TEP UK”), a wholly owned subsidiary, holds a 1% interest in a joint-venture relating to the Bruce field in the United Kingdom (the “Bruce Field Joint-Venture”) with Serica Energy (UK) Limited (“Serica”) (98%, operator) and BP Exploration Operating Company Limited (“BPEOC”) (1%), following the completion of the sale of 42.25% of TEP UK’s interest in the Bruce Field Joint-Venture on November 30, 2018 pursuant to a sale and purchase agreement dated August 2, 2018 entered into between TEP UK and Serica.

The Bruce Field Joint-Venture is party to an agreement governing certain transportation, processing, and operation services provided to another joint-venture at the Rhum field in the UK (the “Bruce Rhum Agreement”). The licensees of the Rhum field are Serica (50%, operator) and the Iranian Oil Company UK Ltd (“IOC UK”), a subsidiary of NIOC (50%), an Iranian government-owned corporation. Under the terms of the Bruce Rhum Agreement, the Rhum field owners pay a proportion of the operating costs of the Bruce field facilities calculated on a gas throughput basis.

In November 2018, the US Treasury Department’s Office of Foreign Asset Control (“OFAC”) granted a conditional license to BPEOC and Serica authorizing provision of services to the Rhum field following the re-imposition of US secondary sanctions. The principal condition of the license is that the ownership of shares in IOC UK by Naftiran Intertrade Company Limited (the trading branch of the NIOC) are transferred into and held in a Jersey-based trust, thereby ensuring that the Iranian government does not derive any economic benefit from the Rhum field so long as US sanctions against these entities remain in place. IOC UK’s interest is managed by an independent management company established by the trust and referred to as the “Rhum Management Company” (“RMC”). Where necessary TEP UK liaises with RMC in relation to the Bruce Rhum Agreement and TEP UK expects to continue liaising with RMC on the same basis in 2021.

In January 2021, OFAC renewed the conditional license to Serica authorizing the provision of services to the Rhum field, until January 31, 2023, subject to early termination if the trust arrangements described above should terminate. In addition, OFAC confirmed that, to the extent that the license remains valid and Serica represents that the conditions set out in the license are met, activities and transactions of non-US persons involving the Rhum field or the Bruce field, including in relation to the operation of the trust, IOC UK and RMC will not be exposed to US secondary sanctions with respect to Iran.

IOC UK’s share of costs incurred under the Bruce Rhum Agreement have been paid to TEP UK in 2020 by RMC. In 2020, based upon TEP UK’s 1% interest in the Bruce Field Joint Venture and income from the net cash flow sharing arrangement with Serica, gross revenue to TEP UK from IOC UK’s share of the Rhum field resulting from the Bruce Rhum Agreement was approximately £5.18 million. This amount was used to offset operating costs on the Bruce field and as such, generated no net profit to TEP UK. TEP UK expects to continue this activity in 2021.

TEP UK is also party to an agreement with Serica whereby TEP UK uses reasonable endeavors to evacuate Rhum NGL from the St Fergus Terminal (the “Rhum NGL Agreement”). TEP UK provides this service subject to Serica having title to all of the Rhum NGL to be evacuated and Serica having a valid license from OFAC for the activity. The service is provided on a cost basis, and TEP UK charges a monthly handling fee that generates an income of approximately £35,400 per annum relating to IOC UK’s 50% stake in the Rhum field. After costs, TEP UK realizes little profit from this arrangement. TEP UK expects to continue this activity in 2021.

Gas, Renewables & Power

In 2020, Total Direct Energie, a wholly owned subsidiary, supplied electricity to the Iranian Embassy in Paris (France). This activity generated a gross turnover of €41,997 and a net margin of € approximately 2,650 in 2020. The Total Group expects to continue this activity in 2021.

Marketing & Services

In 2020, Total Marketing France (“TMF”), a wholly owned subsidiary, provided fuel payment cards to be used in the Total Group’s service stations to the Iranian embassy and the Iranian delegation to UNESCO located in Paris (France). This activity generated a gross turnover of approximately €17,500 and a net profit of approximately €1,900 in 2020. TMF does not expect to continue this activity in 2021.

In 2020, Total Belgium, a wholly owned subsidiary, provided fuel payment cards to be used in the Total Group’s service stations to the Iranian embassy located in Brussels (Belgium). This activity generated a gross turnover of approximately €8,500 and a net profit of approximately €1,300 (without tax) in 2020. Total Belgium expects to continue this activity in 2021.

Patents & Trademarks

The Total Group paid approximately €5,000 to Iranian authorities related to various patents. These patents have since been abandoned so that no payment should be made in 2021. In addition, the Total Group could make small payments in 2021 to Iranian authorities related to the maintenance and protection of trademarks and designs in this country. These payments are made in accordance with US regulation (Section 560.509 of the Iranian Transactions and Sanctions Regulations).

Human Capital Management

SunPower had a team of about 2,200 full-time employees worldwide as of January 3, 2021. About 1,300 of these employees are located in the United States, and about 900 are located in the Philippines. Of these employees, approximately 1,260 were engaged in construction projects, 170 in research and development, 300 in sales and marketing, 300 in general and administrative services, and 170 in manufacturing. Our employees are not represented by labor unions on an ongoing basis, we have not experienced a work stoppage, and we believe our relations with our employees to be good. Our employees who are engaged in manufacturing are all located at our Hillsboro, Oregon manufacturing facility, and will be terminated due to the facility closure as announced on January 7, 2021. See also “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 19. Subsequent Events.

We have a strong management team, and believe they have the right experience to effectively implement our growth strategies and lead SunPower for long-lasting success.

How SunPower develops, attracts and retains personnel

With our mission To Change the Way Our World is Powered, we work to attract top talent to join the SunPower team. Given the technical nature of our business, our success depends on our ability to attract and retain skilled employees through a focus on university recruiting, experienced mid-career talent, and working with technical trade partners. We are dedicated to creating a diverse, inclusive, and safe work environment where each person delivers their best every day. We believe our work environment fosters a rich, equitable culture that allows us to make an impact on our world.

SunPower employees are responsible for understanding our vision and values, and how their actions support the achievement of our vision on a daily basis. We drive high levels of performance and improvement on a quarterly basis through our long-standing tradition of management by objective, with a clear link back to our core values: Deliver a Superior experience, Be Accountable, Do The Right Thing, Innovate Relentlessly, and Act Fast and Nimble. Our employees generally receive feedback and coaching from their managers on at least a quarterly basis, ensuring ongoing development and providing opportunities to outline career aspirations and development plans.

Attraction and retention of key employees contributes to our ability to remain competitive, and we have a comprehensive total rewards system to help ensure we are compensating and rewarding our employees in line with market practice, providing a competitive benefits programs, and providing flexibility through programs like our Volunteer Time Off initiative. Our pay for performance philosophy helps align employee interests with those of our stockholders by rewarding achievements that meet or exceed corporate goals, and grants of stock-based awards under our 2015 Omnibus Incentive Plan are intended to align compensation with the price performance of our common stock.

The importance of diversity, equity, and inclusion

SunPower is an equal opportunity employer, and we are committed to maintaining a diverse and inclusive work environment, and creating a strong culture of diversity, equity, and inclusion.

Our differences make us stronger. We are diverse in race, ethnicity, gender, age, sexual orientation, faith, veteran status, ability, and much more. We celebrate these differences. The way we identify ourselves also extends beyond these foundations to diversity of thought and perspective, a range of approaches to problem-solving, and different life experiences. The value we place on diversity is reflected in the way we treat each other and our communities.

Together we are powerful. The power of inclusion is in valuing everyone and their unique contribution. It is important for all our employees to be respected, welcomed, and feel that they are part of something bigger. A culture of inclusion leads to more innovation, healthier working relationships, better decision-making, more fulfilled employees, a better ability to serve our customers, and ultimately a company that does well by doing good.

We lead with intention. SunPower values diversity of all kinds, and our people and leadership are encouraged to foster inclusion. Our leaders are expected to lead by example. This starts with building awareness on the part of every SunPower employee and holding ourselves accountable. We are committed to never stop listening, learning, and improving.

More information about SunPower’s diversity, equity, and inclusion programs is available on our website.

A strong safety culture

We are committed to protecting the environment, providing a safe workplace, and protecting the health and safety of our employees, contractors, customers, and other stakeholders. We pursue continual improvement by setting targets and objectives to promote health and safety while aiming to conserve natural resources, minimize waste, and provide an environmentally friendly workplace. We work to ensure that all jobs and processes are planned and performed in a safe, healthy, and environmentally friendly manner.

The health and safety of our employees and contractors continues to be a top priority even more so with the onset of the COVID-19 pandemic. In an effort to protect our employees and contractors, we took and continue to take proactive and aggressive actions, starting with the earliest signs of the outbreak to adopt social distancing policies at all our locations, including working from home and suspending travel. We transitioned to work from home with flexible work policies, and most of our non-installation workforce has been working from home since March 2020, and is expected to continue to do so until at least July 2021.

Seasonal Trends and Economic Incentives

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, such as changes to the amount and timing of ITC, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of our fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, which may significantly impact the quarterly profile of our results of operations. We may also retain certain development projects on our balance sheet for longer periods of time than in preceding periods in order to optimize the economic value we receive at the time of sale in light of market conditions, which can fluctuate after we have committed to projects. Delays in disposing of projects, or changes in amounts realized on disposition, may lead to significant fluctuations to the period-over-period profile of our results of operations and our cash available for working capital needs.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 51 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed on the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, results of operations, cash flows, and financial condition. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material that may also harm our business, results of operations, cash flows, and financial condition.

RISK FACTOR SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, cash flows, and financial condition:

Risks Related to COVID-19 Pandemic

•The COVID-19 pandemic and associated economic and other impacts adversely affected our business, results of operations, cash flows, and financial condition, as well as the business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, cash flows, financial condition, and the achievement of our strategic objectives.

Risks Related to the Spin-Off

•If the distribution of Maxeon Solar ordinary shares in the Spin-off does not qualify as a tax‑free distribution under the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders and we could have a potential withholding obligation with respect to that dividend and under certain circumstances we may have indemnification obligations to Maxeon Solar.

•The Spin-Off may not achieve some or all of the anticipated benefits.

•We may have divergent interests with respect to the transition services agreement and other ancillary agreements that we entered into with Maxeon Solar, which could negatively impact the scope, duration or effectiveness of such agreements in a manner that negatively impacts our business and operations.

•We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

Risks Related to Our Sales Channels

•Our results of operations are subject to significant fluctuations and are inherently unpredictable.

•Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

•The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential lease and loan programs, and is affected by general economic conditions and other factors.

•If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues, cash flows and profits would suffer.

•The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

•The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our business results..

•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

•We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business results.

•We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our business results.

•Our business could be adversely affected by seasonal trends and construction cycles.

•The competitive environment in which we operate often requires us to undertake customer obligations or provide indemnifications, which may turn out to be costlier than anticipated and, in turn, materially and adversely affect our business, results of operations, cash flows, and financial condition.

Risks Related to Our Supply Chain

•We depend on Maxeon Solar as a sole source supplier for certain critical components and products, including our solar cells and modules. Any supply interruption or delay could adversely affect our business. In addition, we continue to be dependent on limited third-party suppliers for certain raw materials and other components for our products. Supply delays or interruptions could prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, and loss of market share.

•We utilize construction loans, term loans, sale-leaseback, partnership flip, preferred equity, and other financing structures to fund acquisition, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our outstanding convertible debentures.

Risks Related to Our Operations

•If we have quality issues with our solar and related products, our sales could decrease and our relationships with our customers and our reputation may be harmed.

•A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations, and cash flows.

•If we cannot offer residential lease customers an attractive value proposition due to an inability to continue to monetize tax benefits in connection with our residential lease arrangements, an inability to obtain financing for our residential lease programs, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retail electricity, or other reasons, we may be unable to continue to increase the size of our residential lease program, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

•We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays, and other contingencies tied to performance bonds and letters of credit, indemnifications, or other required credit and liquidity support guarantees, any of which could have a material adverse effect on our business, cash flows, and results of operations.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and associated economic and other impacts adversely affected our business, results of operations, cash flows, and financial condition, as well as business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, cash flows, and financial condition, and the achievement of our strategic objectives.

The COVID-19 pandemic has had an adverse impact on most aspects of our business, results of operations, cash flows, and financial condition, and the impact is ongoing and will likely continue. The pandemic has affected our employees and their ability to work, our ability to conduct our business operations around the globe, demand for our products, our supply chains, the ability of some of our customers to purchase and pay for our products, and caused us to reallocate and prioritize our planned spending in our strategic initiatives. These impacts are substantial and may make it more difficult for us to generate cash flow to meet our own obligations under the terms of our outstanding indebtedness.

Employees. The safety and well-being of our employees is paramount and could impact our ability to address the uncertainties associated with the COVID-19 pandemic. We have modified our business practices in response to the pandemic, instituting health and safety measures such as limiting employee travel, implementing social distancing and remote work measures, and cancelling physical participation in meetings, events, and conferences. Despite these efforts, such measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic to our employees, dealers, customers, and suppliers. Our employees may be unable to work effectively due to sheltering-in-place arrangements, illness, quarantine, travel restrictions, lack of public transportation, or other restrictions required by government authorities or that we determine are in the best interests of our employees, which may harm our business, results of operations, cash flows, and financial condition.

Adverse manufacturing, supply, and strategic transaction and investment impacts. The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations, including our manufacturing operations, bookings, and sales, and may adversely affect our ability to continue to invest in all of our planned research and development and other initiatives. In addition, new governmental orders and restrictions may be issued in some locations if the pandemic recurs or worsens. During a prolonged reduction in manufacturing operations or demand, the business and financial condition of our suppliers and customers may deteriorate, resulting in liquidity challenges, bankruptcies, permanent discontinuation of operations, or an inability to make timely deliveries or payments to us. Our suppliers and vendors may also request new or changed credit terms, which could effectively increase the prices we pay for raw materials and supplies and affect our cash flows.

Decline in demand for products. We have experienced, and expect to continue to experience, a decline in demand for our solar panels in light of the global economic slowdown caused by the COVID-19 pandemic and the associated decrease in consumer spending, which we expect will have a near-term adverse impact on our business, results of operations, financial condition, and cash flows. Additionally, if credit markets become more challenging, customers may be unable or unwilling to finance the cost of our products, and the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for our customers, any of which could adversely affect our revenue and growth of our business. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

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

Impact on other risks inherent in our business. The overall effect that the COVID-19 pandemic will have on our business, results of operations, cash flows, and financial condition will depend on future developments, including the ultimate duration and scope of the pandemic, the timing of lifting or easing of various governmental restrictions, the impact on our suppliers, dealers, and customers, and how quickly economic conditions, operations, and the demand for our products return to prior levels.

In addition to the risks described above, the pandemic and associated economic and other impacts may also have the effect of heightening the other risks described in this risk factors section; in particular, see the “Risks Related to our Sales Channels,” “Risks Related to our Liquidity,” “Risks Related to our Supply Chain,” and “Risks Related to our Operations.” The ultimate effect that the pandemic may have on our results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.

Risks Related to the Spin-Off

If the distribution of Maxeon Solar ordinary shares in the Spin-Off does not qualify as a tax‑free distribution under the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders and we could have a potential withholding obligation with respect to that dividend and under certain circumstances we may have indemnification obligations to Maxeon Solar.

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

The tax opinion was based on, among other things, certain undertakings made by us and Maxeon Solar, as well as certain representations and assumptions as to factual matters made by parties to the distribution. The failure of any factual representation or assumption to be true, correct, and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinion. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinion. In addition, the tax opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect.

If the Spin-Off distribution does not qualify as a tax‑free distribution to our stockholders under Section 355 of the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders, and we could have a potential withholding obligation with respect to such dividend, and we could be required to indemnify Maxeon Solar for any taxes and related costs if the failure of the distribution to so qualify is the result of certain actions or misrepresentations by us, but we will not be required to indemnify any of our stockholders. In the event we are required to indemnify Maxeon Solar for taxes incurred in connection with the Spin-Off, the indemnification obligation could have a material adverse effect on our business, results of operations, financial conditions, and cash flow.

The Spin-Off may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Spin-Off. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved. Our operational and financial profile changed following the completion of the Spin-Off, and we face new risks. As a smaller, less-diversified company with narrower business focus, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, results of operations, cash flows, and financial condition.

Following the Spin-Off, each of SunPower and Maxeon Solar operate as an independent publicly-traded company with its own business goals, objectives and commercial relationships.

Following the Spin-Off, we and Maxeon Solar operate as independent publicly-traded companies. Accordingly, our business goals, objectives, and commercial relationships are different from those of Maxeon Solar. In that respect, we may not have exclusive access to next-generation solar cells and panels that may be produced by Maxeon Solar, including Maxeon 5 solar cells and A-Series (Maxeon 5) modules, following the applicable exclusivity periods in the supply agreement we entered into with Maxeon, which could have an adverse effect on our business, results of operations, cash flows, and financial condition and our ability to execute our business strategy.

We may have divergent interests with respect to the transition services agreement and other ancillary agreements that we entered into with Maxeon Solar, which could negatively impact the scope, duration or effectiveness of such agreements in a manner that negatively impacts our businesses and operations.

We and Maxeon Solar entered into a transition services agreement and other ancillary agreements in connection with the Spin-Off pursuant to which we and Maxeon Solar are providing each other, on an interim, transitional basis, various services related to finance, accounting, business technology, human resources information systems, human resources, facilities, document management and record retention, relationship and strategy management and module operations, technical and quality support. Nevertheless, our interests and those of Maxeon Solar could differ with respect to these agreements, which could negatively impact the scope, duration or effectiveness of such agreements. In addition, if we or Maxeon Solar do not satisfactorily perform our obligations under these agreements, the non-performing party may be held liable for any resulting losses suffered by the other party. Also, during the periods of these agreements, our management and employees may be required to divert their attention away from our and their respective business in order to provide services pursuant to the agreements. Any of these factors could negatively impact our business and operations.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the distribution of Maxeon Solar ordinary shares in the Spin-Off, we are undertaking to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) continuing to own and manage our historic business and (ii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operations, cash flows, and financial condition. If these restrictions, among others, are not followed, the Spin-Off distribution could be treated as dividend to our stockholders and subject us to a potential withholding tax obligation. In addition, we could be required to indemnify Maxeon Solar for any tax liability incurred by Maxeon Solar as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of Maxeon Solar and SunPower or their relationships with Maxeon Solar following the Spin-Off.

Certain members of our Board of Directors and management own shares of Maxeon Solar and/or options to purchase shares of Maxeon Solar, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for SunPower and Maxeon Solar.

Risks Related to Our Sales Channels

Our results of operations are subject to significant fluctuations and are inherently unpredictable.

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue and results of operations are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that, at times, we may derive a substantial portion of our total revenues from our large commercial customers, consequently:

•the amount, timing and mix of sales to our large commercial customers, often for a single medium- or large-scale project, may cause large fluctuations in our revenue and other results of operations because, at any given time, a single medium- or large-scale project can account for a material portion of our total revenue in a given quarter;

•our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact, may similarly cause large fluctuations in our revenue and other results of operations;

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

•in the event a project is subsequently canceled, abandoned, or is deemed unlikely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect results of operations;

•a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue;

•our agreements with these large significant customers may be canceled if we fail to meet certain product specifications or materially breach these agreements;

•in the event of a customer bankruptcy, our customers may seek to terminate or renegotiate the terms of current agreements or renewals; and

•the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations.

Any decrease in revenue from our large commercial customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." See also under this section "Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition."

Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenue, as well as fluctuations in demand based on the availability of regulatory incentives and other factors. In addition, demand from our residential and light commercial customers may fluctuate based on the perceived cost-effectiveness of the electricity generated by our solar power systems as compared to conventional energy sources, such as natural gas and coal (which fuel sources are subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind. Declining average selling prices immediately affect our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenue.

Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and results of operations in any given period.

Any of the foregoing may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our common stock and our liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our results of operations and cash flows for that quarter. See also under this section, “Risks Related to Our Sales Channels—Our business could be adversely affected by seasonal trends and construction cycles,” “Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our results of operations,” and “Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 7, 2018, safeguard tariffs on imported solar cells and modules went into effect pursuant to Proclamation 9693, which approved recommendations to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Modules are subject to a four-year tariff at a rate of 30% in the first year, declining 5% in each of the three subsequent years, to a final tariff rate of 18% in 2021. Cells are subject to a tariff-rate quota, under which the first 2.5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 2.5 GW quota has been reached will be subject to the same 30% tariff as modules in the first year, with the same 5% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business, cash flows, and results of operations. While solar cells and modules based on interdigitated back contact ("IBC") technology, like Maxeon Solar’s X-Series (Maxeon 3), E-Series (Maxeon 2), A-Series (Maxeon 5), and related products were granted exclusion from these safeguard tariffs on September 19, 2018, solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs and we filed an assessment with the International Trade Commission that the existing quota on cells will eventually be insufficient to supply the domestic industry and should be increased, there is no guarantee that these efforts will be successful.

Additionally, the Office of the United States Trade Representative (“USTR”) initiated an investigation under Section 301 of the Trade Act of 1974 into the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. In notices published June 20, 2018, August 16, 2018, and September 21, 2018, the USTR imposed additional import duties of up to 25% on certain Chinese products covered by the Section 301 remedy. These tariffs include certain solar power system components and finished products, including those purchased from our suppliers for use in our products and used in our business. The United States and China may continue taking additional retaliatory measures in response to actions taken by the other country, which may result in changes to existing trade agreements and terms including additional tariffs on imports from China or other countries.

Trade tensions between China and the United States, the imposition of tariffs, and continuing uncertainty surrounding the trade and tariff environment have caused, and could continue to cause, market volatility, price fluctuations, supply shortages, and project delays, any of which could harm our business, and our pursuit of mitigating actions may divert substantial resources from other projects. In addition, future tariffs could materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products and greatly reduce our competitive advantage.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential lease and loan programs, and is affected by general economic conditions and other factors.

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

Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and financial results. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in both segments of our business. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance the program. We are actively arranging additional third-party financing for our residential lease program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential lease and loan programs in future periods, which could have a negative impact on our sales. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital, and results of operations could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers. For more information, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 7. Solar Services."

The availability of financing depends on many factors, including market conditions, tax rates, the demand for and supply of solar projects, and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives. In the long term, as we look toward markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and financial results.

The lack of project financing, due to tighter credit markets or other reasons, could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than to our competitors, which could materially and adversely affect our business and financial results.

If we and our partners fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues, cash flows, and profits would suffer.

Our solar panels, and the solar panels we exclusively source from Maxeon, are competitive in the market as compared with lower cost conventional solar cells, such as thin-film, due to our products’ higher efficiency, among other things. Given the general downward pressure on prices for solar panels driven by increasing supply and technological change, a component of our business strategy, working through our collaboration agreement with Maxeon, is reducing manufacturing costs to remain competitive. We and Maxeon also focus on standardizing products with the goal of driving down our installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, or if competitor products are exempted from tariffs and quotas and ours are not, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we and Maxeon may not meet our cost reduction targets. If we and our partners cannot effectively execute our cost reduction roadmap, our competitive position will suffer, we could lose market share, and our margins may be adversely affected as we face downward pricing pressure.

The solar power market is characterized by continually changing technology and improving features, such as increased efficiency, higher power output, and enhanced aesthetics. Technologies developed by our direct competitors, including thin-film solar panels, concentrating solar cells, solar thermal electric, and other solar technologies, may provide energy at lower costs than our products. We also face competition in some markets from other energy generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent energy production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational, and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our results of operations, cash flows, and financial condition will be adversely affected.

Our failure to further refine our technology, reduce costs in our manufacturing process, and develop and introduce new solar power products and related system components could cause the products we offer to become less competitive or obsolete, which could reduce our market share and cause our sales to decline. This risk requires us to work continuously, including through our collaboration agreement with Maxeon, to develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency and prove the reliability of our solar panels and solutions as compared with those of our competitors, our pricing will become less competitive, we could lose market share, and our margins would be adversely affected.

As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology, and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business, results of operations, cash flows, and financial condition. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may again result, in substantial downward pressure on the price of solar cells and panels, including differentiated, premium products we offer. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, results of operations, financial condition, and cash flows. In addition, our internal pricing forecasts may not be accurate in such a market environment, which could cause our results of operations to be different than forecasted. Uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue and earnings. Finally, the imposition by the United States of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. See also under this section, “Risks Related to Our Sales Channels-If we fail to successfully execute our cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues and profits would suffer,” and “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; and in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production; and in 2020 with California's adoption of building standards requiring the installation of solar systems on new homes), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state, and local government laws, regulations, and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations, and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local, and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition, cash flows, and results of operations.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of up to 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also under this section “Risks Related to Our Supply Chain-We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required time frames and could in turn result in sales and installation delays, cancellations, penalty payments and loss of market share.” While we generally pass through to our customers the manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels, and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel, or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

Increases in the defect rate of SunPower or third-party products, including components, could cause us to increase the amount of warranty reserves and have a corresponding material, negative impact on our results of operations. Further, potential future product or component failures could cause us to incur substantial expense to repair or replace defective products or components, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition, cash flows, and results of operations.

Like other retailers, distributors, and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells, solar panels, and microinverters are incorporated results in injury, property damage, or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems or any component thereof results, or is alleged to result, in bodily injury, property damage, or other damages. Since our solar power products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000s and the products we are developing incorporate new technologies and use new installation methods, we cannot predict the extent to which product liability claims may be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources to satisfy a successful claim against us. We rely on our general liability insurance to cover product liability claims. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

As our sales to residential customers have grown, we have increasingly become subject to substantial financing and consumer protection laws and regulations.

As we continue to seek to expand our retail customer base, our activities with customers - and in particular, our financing activities with our residential customers - are subject to consumer protection laws that may not be applicable to our commercial business, such as federal truth-in-lending, consumer leasing, telephone and digital marketing, and equal credit opportunity laws and regulations, as well as state and local finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines. In addition, our affiliations with third-party dealers may subject us to alleged liability in connection with actual or alleged violations of law by such dealers, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third-party dealers, whether or not we are ultimately found liable.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced restructuring plans in February 2018 and December 2019 to realign and optimize workforce requirements in light of recent changes to our business, to reduce operating expenses and cost of revenue overhead in light of the known shorter-term impact of U.S. tariffs imposed on PV solar cells and modules pursuant to Section 201 of the Trade Act of 1974, and to broaden our initiatives to control costs and improve cash flow. While the February 2018 plan is substantially complete, and we expect the December 2019 plan to be substantially completed by end of 2022, additional actions may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods associated with our restructurings. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the restructurings, it could have a material adverse effect on our competitive position, business, results of operations, financial condition, and cash flows. For more information about our restructuring plan, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 9. Restructuring."

We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our business results.

Our product sales to residential dealers typically are not made under long-term agreements. We often contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although cancellations of our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our results to fluctuate and may result in a material adverse effect in our business, results of operations, cash flows, and financial condition.

Our business could be adversely affected by seasonal trends and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the second half of each fiscal year. There are various reasons for this seasonality, mostly related to economic incentives, such as changes to the amount and timing of ITC, and weather patterns. For example, in the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold weather months.

The competitive environment in which we operate often requires us to undertake customer obligations or provide indemnifications, which may turn out to be costlier than anticipated and, in turn, materially and adversely affect our business, results of operations, cash flows, and financial condition.

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

•indemnification for site damage or environmental impacts that we may be required to provide for certain commercial projects; and
•indemnification against losses customers may suffer as a result of reductions in benefits received under the solar commercial investment tax credit (“ITC”) and of the Treasury grant programs under Section 1603 of the American Recovery and Reinvestment Act.

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

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, with our current cash and cash equivalents, cash generated from operations, and funds available from our construction financing providers. Following our termination of the 2019 Revolver, we may be unable to find adequate credit support in replacement, on acceptable terms, or at all. In such case, our ability to obtain adequate amounts of debt financing may be harmed. The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity investments or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, or at all, and lenders may be unwilling to lend funds on acceptable terms, or at all. The sale of additional equity investments or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity investments or debt securities, or obtain other debt financings. If adequate funds from these or and other sources are not available on acceptable terms or at all, our ability to fund our operations, develop and construct solar power projects, develop and expand our distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, results of operations, cash flows, and financial condition, as well as our ability to meet our payment obligations under the debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of January 3, 2021, we had approximately $638.5 million of outstanding debt.

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

•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Loan and Security Agreement with Bank of America, N.A.;

•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate, and the general economy; and

•placing us at a competitive disadvantage compared with our competitors that have less debt or have lower leverage ratios.

In the event, expected or unexpected, that any of our joint ventures is consolidated with our financial statements, such consolidation could significantly increase our indebtedness.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, "Risks Related to Our Operations-We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and results of operations", "Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows," and "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies-Liquidity.”

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

•declare or pay dividends or make other distributions to stockholders; and

•merge or consolidate with any person.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under our other debt instruments, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our results of operations and financial condition.

Risks Related to Our Supply Chain

We depend on Maxeon Solar as a sole source supplier for certain critical components and products, including our solar cells and modules. Any supply interruption or delay could adversely affect our business. In addition, we continue to be dependent on limited third-party suppliers for certain raw materials and other components for our products. Supply delays or interruptions could prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, and loss of market share.

In connection with the Spin-Off, we entered into a supply agreement pursuant to which Maxeon Solar will exclusively supply us with certain products (the “Supply Agreement”), including solar cells and panels, for use in residential and commercial solar applications in the Domestic Territory (as defined in the Supply Agreement). The Supply Agreement has a two-year term, subject to customary early termination provisions triggered by a breach of the other party (with or without the right to cure depending on the breach) and insolvency events affecting the other party. Under the Supply Agreement, we are required to purchase, and Maxeon Solar is required to supply, certain minimum volumes of products during each calendar quarter of the term. The Supply Agreement also includes reciprocal exclusivity provisions that, subject to certain exceptions, will prohibit us from purchasing the products (or competing products) from anyone other than Maxeon Solar for the Domestic Territory. For products designated for installation on a residence or by a third party for the exclusive use of a specific customer, the exclusivity provisions will last until August 26, 2022 (or the entire initial term). For products designated for other applications (including multiple-user, community solar products), the exclusivity provisions will last until August 26, 2021. The exclusivity provisions will not apply to off-grid applications, certain portable or mobile small-scale applications (including applications where solar cells are integrated into consumer products), or power plant, front-of-the-meter applications where the electricity generated is sold to a utility or other reseller. Because Maxeon Solar is our sole supplier of such critical products, any delay or failure of Maxeon Solar to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

To the extent the processes and technologies that our suppliers, including Maxeon Solar, use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, and the exclusivity provisions of the supply agreement may prevent us from seeking alternative suppliers except in certain very limited circumstances. In addition, the financial markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary products, raw materials, inventory, and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity, and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required time frames.

Any such delays could result in sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

We utilize construction loans, term loans, sale-leaseback, partnership flip, preferred equity, and other financing structures to fund acquisition, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our outstanding convertible debentures.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the power plant project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our financial condition. In the event of our bankruptcy, liquidation, or reorganization (or the bankruptcy, liquidation, or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of January 3, 2021 our subsidiaries had $15.1 million in subsidiary project financing, which is effectively senior to our corporate debt, such as our 2019 Revolver, our 4.00% debentures due 2023 and our 0.875% debentures due 2021.

Risks Related to Our Operations

If we have quality issues with our solar and related products, our sales could decrease and our relationships with our customers and our reputation may be harmed.

Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar panels may contain defects that are not detected until after they are shipped or are installed because we and our suppliers cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty, and re-engineering costs, which may not be covered by manufacturer warranties, and could significantly affect our customer relations and business reputation. If we deliver products with errors or defects, or if there is a perception that such products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met.

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

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC and the assumptions regarding expected tax benefits, both in timing and amount, are made in accordance with the guidance provided by the IRS. Any changes to the IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor guidance, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of the ITC, could materially and adversely affect our business and financial results. If the IRS disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers and investors for the loss of tax incentives. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects or our residential lease program. Additionally, if the amount or timing of ITCs received varies from what we have projected, our revenues, margins and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

Acquisitions of other companies, project development pipelines and other assets, or investments in joint ventures with other companies could materially and adversely affect our results of operations, cash flows, and financial condition, and dilute our stockholders’ equity.

To expand our business and maintain our competitive position, we have acquired a number of other companies and entered into joint ventures in past years, including our acquisition of Solaire Generation, Inc. in fiscal 2015, our SunStrong and Solar Sail joint ventures with Hannon Armstrong, and our acquisition of SolarWorld Americas in fiscal 2018. In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into additional joint ventures or other strategic initiatives.

Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•insufficient experience with technologies and markets in which the acquired business or joint venture is involved, which may be necessary to successfully operate and/or integrate the business or the joint venture;

•problems integrating the acquired operations, personnel, IT infrastructure, technologies, or products with the existing business and products;

•diversion of management time and attention from the core business to the acquired business or joint venture;

•potential failure to retain or hire key technical, management, sales, and other personnel of the acquired business or joint venture;

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

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of revenue, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Such equity or debt financing may not be available on terms acceptable to us, or at all. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness, and expose us to the credit risk of our joint ventures.

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

Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our financial results.

If we cannot offer residential lease customers an attractive value proposition due to an inability to continue to monetize tax benefits in connection with our residential lease arrangements, an inability to obtain financing for our residential lease programs, challenges implementing our third-party ownership model in new jurisdictions, declining costs of retail electricity, or other reasons, we may be unable to continue to increase the size of our residential lease program, which could have a material, adverse effect on our business, results of operations, cash flows, and financial condition.

Our residential lease program has been, and continues to be, eligible for the ITC. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems that commenced construction after December 31, 2019. With the recent extension of the ITC passed in January 2021, the current 26% ITC will continue for solar power systems that commence construction before December 31, 2022, before being reduced to 22% for solar power systems that commence construction after December 31, 2022, and permanently reduced to 10% for commercial projects and 0% for residential projects for solar power systems that commence construction after December 31, 2023.

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

See also under this section, “Risks Related to Our Supply Chain—A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations, and cash flows.”

We have to continuously build and improve infrastructure to support our residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our results of operations. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. See also under this section, “Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease and loan programs, and our customers, and is affected by general economic conditions.”

We make certain assumptions in accounting for our residential lease program, including, among others, assumptions in accounting for our residual value of the leased systems. As our residential lease program grows, if the residual value of leased systems does not materialize as assumed, it will adversely affect our results. At the end of the term of the lease, our customers have the option to extend the lease and certain of those customers may either purchase the leased systems at fair market value or return them to us. Should there be a large number of returns, we may incur de-installation costs in excess of amounts reserved.

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

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. In addition, we will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval, and prior to our final sale to a customer, if any.

Successful completion of a particular project may be adversely affected by numerous factors, including:

•failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•failures or delays in obtaining necessary permits, licenses, or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners;

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

•adverse weather conditions;

•environmental, archaeological, and geological conditions; and

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

We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays, and other contingencies tied to performance bonds and letters of credit, indemnifications, or other required credit and liquidity support guarantees, any of which could have a material adverse effect on our business and financial results.

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

Almost all of our EPC contracts are fixed price contracts. We attempt to estimate all essential costs at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Thus, if the cost of materials or skilled labor were to rise dramatically, or if financing costs were to increase, our results of operations and cash flows could be adversely affected.

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

Furthermore, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating substantial risk and financial penalties to us if those levels are not achieved, up to and including the return of the entire project sale price. Also, our customers often require protections in the form of conditional payments, payment retentions or hold-backs, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters, or other materials. Additionally, we sometimes purchase land in connection with project development and assume the risk of project completion. All such risks could have a material adverse effect on our business and financial results.

We have significant supplier relationships outside the United States, as well as certain international activities and customers, which may subject us to additional business risks, including logistical complexity and political instability.

A portion of our supply agreements are with manufacturers and equipment vendors located outside of the United States, and, although our business is primarily U.S.-focused, we do have customers and assets located outside of the United States.

Risks we face in conducting business internationally include:

•multiple, conflicting, and changing laws and regulations relating to employment, environmental protection, international trade, and other government approvals, permits, and licenses and regulatory requirements;

•financial risks, such as longer sales and payment cycles, greater difficulty enforcing rights and remedies under, including collecting accounts receivable, and capital controls or other restrictions on the transfer of funds;

•currency fluctuations, government-fixed foreign exchange rates, the effects of currency hedging activity, and the potential inability to hedge currency fluctuations;

•political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade, nationalization of assets, and other business restrictions;

•trade barriers such as import and export requirements or restrictions, licensing requirements, tariffs, taxes and other restrictions and expenses for which we may have responsibility, which could increase the prices of our products and make us less competitive in some countries; and

•liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act (“FCPA”) in the United States and similar laws outside of the United States).

We have a complex organizational structure that includes global entities. This increases the potential impact of adverse changes in laws, rules, and regulations affecting the free flow of goods and personnel, and therefore heightens some of the risks noted above. Further, we must work with our suppliers to effectively manage the flow of products in light of these risks. If we fail to do so, our available inventory may not correspond with product demand. If we are unable to successfully manage any such risks, any one or more could materially and adversely affect our business, results of operations, cash flows, and financial condition.

Fluctuations in capitalized costs or the demand for our products may cause impairment of our project assets and other long-lived assets or cause us to write off equipment or inventory, and each of these events would adversely affect our financial results.

We have tangible project assets on our Consolidated Balance Sheets related to capitalized costs incurred in connection with the development of solar power systems. Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that we incur prior to the sale of the solar power system to a third party. These costs include costs for land and costs for developing and constructing a solar power system. These project assets could become impaired if there are changes in the fair value of these capitalized costs. If these project assets become impaired, we may write-off some or all of the capitalized project assets, which would have an adverse impact on our results of operations in the period in which the loss is recognized.

We may not be able to expand our business or manage our future growth effectively.

We may not be able to expand our business or manage future growth. We plan to continue to improve our operations and processes and expand our sales and operations, which will require:

•enhancing our customer resource management and other systems;

•implementing and improving additional and existing administrative, financial and operations systems, procedures and controls, including the need to centralize, update and integrate our global financial internal control;

•hiring additional employees and expanding our contractor relationships;

•expanding and upgrading our technological capabilities;

•managing numerous relationships with our customers, suppliers and other third parties;

•maintaining adequate liquidity and financial resources; and

•continuing to increase our revenues from operations.

Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential lease program requires processes and systems to support this business model. If we are not successful or if we delay our continuing implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential lease business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely affect our operations. We have experienced significant turnover in our management team in the recent past, and we are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation. In connection with our recent separation into two public companies through the Spin-Off, certain members of SunPower’s management team accepted roles with Maxeon Solar, and it is possible that we could experience increased difficulties in attracting, retaining, and motivating employees during the period following the Spin-Off. We also anticipate that over time we will need to hire a number of highly skilled technical, sales, marketing, administrative, and accounting personnel. In recent years, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model, and may impair our ability to retain key talent required to provide transition services during such restructurings. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our results of operations, financial position, and gross margin.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. To ascertain whether we are required to consolidate an entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and results of operations of such joint ventures. The consolidation of our VIEs would significantly increase our indebtedness and could have a material adverse impact on our results of operations, financial position, and gross margin. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

Our affiliation with TOTAL SE may require us to join in certain tax filings with TOTAL SE in the future. The allocation of tax liabilities between us and TOTAL SE, and any future agreements with TOTAL SE regarding tax indemnification and certain tax liabilities may adversely affect our financial position.

We have not joined in tax filings on a consolidated, combined, or unitary basis with TOTAL SE, and no tax sharing agreement is currently in place. We may in the future become required to join in certain tax filings with TOTAL SE on a consolidated, combined, or unitary basis in certain jurisdictions, at which point we may seek to enter into a tax sharing agreement with TOTAL SE, which would allocate the tax liabilities among the parties. The entry into any future agreement with TOTAL SE may result in less favorable allocation of certain liabilities than we experienced before becoming subject to consolidated, combined, or unitary filing requirements, and may adversely affect our financial position.

Our headquarters and other facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to epidemics, earthquakes, floods, fires, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and we have significant operations in Texas and the Philippines, as well as offices and operations in several other U.S. states. Any significant epidemic, earthquake, flood, fire, or other natural disaster in these areas or in countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, could result in damage or destruction of all portion of our facilities or could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

In addition, the potential physical impacts of climate change on our operations may include changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely affect the cost, sales, and financial performance of our operations.

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

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from owners or operators of property where releases of hazardous substances have occurred or are ongoing, even if the owner or operator was not responsible for such release or otherwise at fault. We use, generate, and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other matters, potentially significant monetary damages and fines or liabilities or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations, we may be required to pay substantial fines, suspend production or cease operations, or be subjected to other sanctions.

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

From time to time, we, our customers, or our third parties with whom we work may receive letters, including letters from other third parties, and may become subject to lawsuits with such third parties alleging infringement of their patents. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, results of operations, cash flows, and/or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, results of operations, cash flows, and/or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of solar products for our use. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We have filed, and may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

To protect our intellectual property rights and to maintain our competitive advantage, we have filed, and may continue to file, suits against parties who we believe infringe or misappropriate our intellectual property. Intellectual property litigation is expensive and time consuming, could divert management’s attention from our business, and could have a material adverse effect on our business, results of operations, or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our results.

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

We may not obtain sufficient patent protection on the technology embodied in the solar and other products we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar and other products we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. We currently own multiple patents and patent applications which cover aspects of the technology in the solar and energy storage systems, software, and mounting systems that we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our software offerings for our dealers and customers, energy storage products, rooftop mounting products and ground-mounted tracking products. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

“SunPower” and the SunPower logo are our registered trademarks in the United States for uses that include solar cells and solar panels. We hold registered trademarks for SunPower, EnergyLink, InvisiMount, The Power of One, and many more marks, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

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

Our convertible debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of January 3, 2021, we and our subsidiaries had $488.0 million in principal amount of senior convertible debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our Loan and Security Agreement with Bank of America, N.A., to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of January 3, 2021, we and our subsidiaries had $156.0 million in principal amount of other indebtedness outstanding, which includes $15.1 million in non-recourse project debt. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. For a discussion of the impact of our liquidity on our ability to meet our payment obligations under our debentures, see also “Risks Related to Our Liquidity-We have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition, cash flows, and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”

Total’s majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of January 3, 2021, Total owned approximately 52% of our outstanding common stock, excluding common stock issuable upon conversion of our 0.875% debentures and 4.00% debentures.

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

If we cease to be considered a “controlled company” within the meaning of the NASDAQ corporate governance rules, we will be subject to additional corporate governance requirements.

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

In addition, as a result of potentially no longer being a “controlled company,” we may need to obtain certain consents, waivers, and amendments in connection with our existing debt agreements. Any failure to obtain such consents, waivers, and amendments might cause cross defaults under other agreements and may have a material adverse effect on our results of operations, cash flows, and financial condition.

The issuance of shares of common stock, conversion of our outstanding 0.875% and 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

In our equity offering in 2019, we sold an aggregate of 25,300,000 shares of common stock, and we may in the future seek to sell additional common stock or other securities. Sales of our common stock in the public market or sales of any of our other securities will or could, as applicable, dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline.

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

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 0.875% and 4.00% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of the debentures. In the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of their stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends. For the foreseeable future, we intend to retain any earnings, after considering any dividends on any preferred stock, to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our results of operations, cash flows, and financial condition, capital requirements, contractual restrictions, business prospects, and other factors that our Board of Directors considers relevant. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their shares of common stock.

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

As of January 3, 2021, we had federal net operating loss carryforwards of $498.0 million for tax purposes, California state net operating loss carryforwards of approximately $863.1 million for tax purposes, credit carryforwards of approximately $69.9 million for federal tax purposes, and California credit carryforwards of $4.0 million for state tax purposes. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as transaction with Cypress Semiconductor Corporation ("Cypress") while we were deemed to be a member and subsidiary of the Cypress consolidated group or tax attributes from acquired companies.

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

On June 29, 2020, the California Assembly Bill (“AB 85”) suspended the use of California net operating loss deduction and limited the maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. In addition, states legislatures are considering limitations on tax attributes in order to raise tax revenues. As a result, our state income tax may increase if more states adopt restrictions on the use of tax attributes.

As discussed in “Risk Factors—Risks Related to the Spin-Off,” the Spin-Off has resulted in a fully taxable event to SunPower, for which we recognized taxable gain that was offset with prior year losses, thus resulting in a significant reduction in our net operating loss carryforwards.

General Risk Factors

A change in our effective tax rate could have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws or the interpretation of such tax laws (for example federal and state taxes); and changes in U.S. generally accepted accounting principles (U.S. GAAP). A change in our effective tax rate due to any of these factors may adversely affect our future results from operations.

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our results of operations and financial condition. See also “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14. Income Taxes.”

Additionally, U.S. tax reform may lead to further changes in (or departure from) these norms. As these and other tax laws and related regulations change, our results of operations, cash flows, and financial condition could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow.

Fluctuations in interest rates could adversely affect our business and results of operations.

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our results of operations and cash flow. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our financial results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under this section “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease and loan programs and our customers, and is affected by general economic conditions.”

Uncertainty about the continuing availability of LIBOR may adversely affect our business, financial condition, results of operations, and cash flows.

Borrowings under certain of our credit facilities bear interest at a floating rate based on the London Inter-bank Offered Rate ("LIBOR"). We also have entered into fixed-for-floating interest rate forward swap agreements to manage our exposure to fluctuations in the LIBOR benchmark interest rate. We pay the counterparties to these swap agreements a fixed rate in return for a LIBOR-based floating rate, which we may use to fund payments under our credit facilities. The aggregate notional amount of these swap agreements is $5.5 million.

In July 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on the payments we receive under our interest rate forward swap agreements.

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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2020, 2019, and 2018, our internal control over financial reporting and our disclosure controls and procedures were effective.

We need to continuously maintain our internal control processes and systems and adapt them as our business grows and changes. This process is expensive, time-consuming, and requires significant management attention. We cannot guarantee that our internal controls over financial reporting will prevent or detect all errors and fraud. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.

Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our results of operations on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The NASDAQ Global Select Market. We may also be required to restate our financial statements from prior periods.

Our insurance for certain indemnity obligations we have to our officers and directors may be inadequate, and potential claims could materially and negatively impact our financial condition and results of operations.

Pursuant to our certificate of incorporation, by-laws, and certain indemnification agreements, we indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. Although we currently maintain directors and officers liability insurance for certain potential third-party claims for which we are legally or financially unable to indemnify them, such insurance may be inadequate to cover certain claims, or may prove prohibitively costly to maintain in the future. In addition, in previous years, we have primarily self-insured with respect to potential third-party claims. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition, cash flows, and results of operations could be materially harmed.

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including GDPR which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including CCPA, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines, which may be significant, or demands that we modify or cease existing business practices.

A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with other federal, state, or international privacy-related or data protection laws and regulations, including CCPA, could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

We may be subject to breaches of our information technology systems, which could lead to disclosure of our internal information and customer data, damage our reputation or relationships with dealers and customers, and disrupt access to our online services. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

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

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. As a result, we have experienced such breaches of our systems in the past, and may experience a breach of our systems in the future that reduces our ability to protect sensitive data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. If we experience, or are perceived to have experienced, a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to implement disclosure controls and procedures that provide for timely disclosure of data security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of loss, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, litigation and possible liability, or government enforcement actions, any of which could detrimentally affect our business, results of operations, cash flows, and financial condition.

We may also share information with contractors and third-party providers to conduct our business. While we generally review and typically request or require such contractors and third-party providers to implement security measures, such as encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant data security breach, which may also detrimentally affect our business, results of operations, cash flows, and financial condition as discussed above. See also under this section, “Risks Related to Our Intellectual Property-We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”

We could be adversely affected by any violations of the FCPA and foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate or have supplier or vendor relationships also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. In addition, due to the level of regulation in our industry, the sale of our legacy international projects may require substantial government contact where norms can differ from U.S. standards. While we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The table below presents details for each of our principal properties:

Facility	Location	Approximate Square Footage	Ownership	Year When Lease Term Ends
Solar cell and module manufacturing facility[1]	Oregon, U.S.	212,000	Leased	2022
Corporate headquarters	California, U.S.	61,000	Leased	2027
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	46,000	Leased	2024
Global support offices	Texas, U.S.	23,000	Leased	2021
Global support offices	Philippines	65,000	Leased	2021
1    The solar cell manufacturing facility we operate in Oregon, U.S. has a total annual capacity of over 120 MW.

ITEM 3. LEGAL PROCEEDINGS

The disclosure under "Item 8. Financial Statements—Note 10. Commitments and Contingencies—Legal Matters" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR."

As of February 12, 2021, there were approximately 629 holders of record of our common stock. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 28, 2020 through October 25, 2020	8,583	$15.56	—	—
October 26, 2020 through November 22, 2020	31,787	$18.90	—	—
November 23, 2020 through January 3, 2021	172,785	$21.13	—	—
	213,155	$—	—	—
1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, risks related to privacy and data security, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," ""the Company," we," "us," or "our") is a leading solar energy company that delivers complete solar solutions to customers primarily in United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. downstream Distributed Generation (“DG”) market, providing an affordable and sustainable source of electricity compared to traditional utility energy to residential homeowners and commercial customers through multiple financing options. Our sales channels include a strong network of dealers and resellers that operate in both, residential and commercial markets, as well a group of talented and driven in-house sales team within each segment engaged in direct sales to end customers. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in this Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recent Developments

Key transactions during the fiscal year ended January 3, 2021 include the following:

Maxeon Solar Spin-Off Transaction

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of our common stock (the “Distribution”) as of the close of business on August 17, 2020.

In connection with the Spin-Off, and as contemplated by the Separation and Distribution Agreement entered into by us and Maxeon Solar, we and Maxeon Solar entered into certain ancillary agreements that govern the relationships between the Company and Maxeon Solar following the Distribution, including: a tax matters agreement, employee matters agreement, transition services agreement, back-to-back agreement, brand framework agreement, cross license agreement, collaboration agreement, and supply agreement (collectively, the “Ancillary Agreements”), each as previously described in our announcement of the contemplated transaction.

Sale of Operations and Maintenance Business

On May 14, 2020, we sold the substantial majority of our O&M ("Operations & Maintenance") services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities to NovaSource Power Services ("NovaSource”) for total consideration of $36.3 million.

Upon closing, we received net cash consideration of $16.0 million, excluding certain hold-backs totaling in aggregate $15.0 million for certain retained obligations and contracts not novated as of closing. We assessed the recoverability of these hold-backs and included our best estimate of the amount recoverable in the future in our calculation of net gain on sale. Additionally, we also agreed to retain and subcontract certain O&M contracts for selected large utility scale power plant projects in North America at a fixed price to NovaSource. The contracts were deemed loss-making on the closing date and accordingly, we recorded a liability for the expected loss to be recognized for these contracts that will be amortized over the expected period of loss of three years.

Segments Overview

In the third quarter of fiscal 2020, and concurrent with the Spin-Off of the majority of our former SunPower Technologies segment, we reorganized our business into new segments to align our focus on the U.S. downstream DG market and new business model driven by financial offerings, solar energy storage, solutions, and software services. Previously, we operated under two end-customer segments, comprised of our (i) SunPower Energy Services, and (ii) SunPower Technologies. The SunPower Energy Services segment referred to our downstream business consisting of sales of solar energy solutions to residential and commercial end-customers, and the SunPower Technologies segment referred to global manufacturing and our large-scale solar products and systems and international component sales.

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

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities across RLC, C&I Solutions and Other segment. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues, while Power Co refers to our post-system sale services revenues, mainly from O&M services for residential and commercial projects. The risk profile of each revenue stream is different and therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

For more information about our business segments, see the section titled "Part I. Item 1. Business" of this Annual Report on Form 10-K. For more segment information, see "Item 1. Financial Statements—Note 18. Segment Information and Geographical Information" in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2020 was a 53-week fiscal year while fiscal 2019 and 2018 were 52-week fiscal years. Our fiscal 2020 ended on January 3, 2021, fiscal 2019 ended on December 29, 2019 and fiscal 2018 ended on December 30, 2018.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Fiscal Year Ended
	January 3, 2021		December 29, 2019		December 30, 2018
	in thousands	% of Revenue	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$1,124,829	100	$1,092,226	100	$1,202,311	100
Total cost of revenue	957,702	85	928,748	85	1,053,814	88
Gross profit	167,127	15	163,478	15	148,497	12
Research and development	22,381	2	34,217	3	49,240	4
Sales, general, and administrative	164,703	15	172,109	16	200,069	16
Restructuring charges	2,604	1	14,627	1	9,731	1
Loss on sale and impairment of residential lease assets	45	—	25,352	2	251,984	21
Gain on business divestitures	(10,334)	(1)	(143,400)	(13)	(59,347)	(5)
Income from transition services agreement, net	(6,260)	(1)	—	—	—	—
Operating income (loss)	(6,012)	(1)	60,573	6	(303,180)	(25)
Other income (expense), net	660,581	59	130,435	12	(63,356)	(5)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated investees	654,569	58	191,008	18	(366,536)	(30)
Provision for income taxes	(57,549)	(5)	(16,509)	(2)	(2,060)	—
Equity in losses of unconsolidated investees	—	—	(1,716)	—	(14,872)	(1)
Income (loss) from continuing operations	597,020	53	172,783	16	(383,468)	(31)
Loss from discontinued operations	(122,994)	(11)	(180,504)	(17)	(534,028)	(44)
Net income (loss)	474,026	42	(7,721)	(1)	(917,496)	(75)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	2,335	—	34,037	3	106,139	9
Net income (loss) from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(1,313)	—	(4,157)	—	266	—
Net income attributable to non-controlling interests and redeemable non-controlling interest	1,022	—	29,880	3	106,405	9
Net income (loss) from continuing operations attributable to stockholders	$599,355	53	$206,820	19	$(277,329)	(23)
Net loss from discontinued operations attributable to stockholders	(124,307)	(11)	(184,661)	(17)	(533,762)	(44)
Net income (loss) attributable to stockholders	$475,048	42	$22,159	2	$(811,091)	(67)

Total Revenue:

Our total revenue increased by 3% during fiscal 2020 as compared to 2019, primarily due to increases in revenue of our Commercial and Industrial Solutions segment. Our commercial backlog in Commercial and Industrial Solutions Segment is less susceptible to the adverse impact as a result of the COVID-19 pandemic since the commercial backlog is booked months in advance.

Our total revenue decreased by 9% during fiscal 2019 as compared to 2018, primarily due to decreases in revenue of our Commercial and Industrial Solutions segment. Increase and decrease by segments is further discussed below.

One customer accounted for approximately 18% and 10% of total revenue primarily in our Residential, Light Commercial segment for the year ended January 3, 2021 and December 29, 2019, respectively. We did not have customers that accounted for greater than 10% of our total revenue in the year ended December 30, 2018.

Revenue - by Segment:

A description of our segments along with other required information can be found in Note 18, "Segment and Geographical Information" of the consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference.

Below, we have further discussed increase and decrease in revenue for each segment.

	Fiscal Year
(In thousands, except percentages)	January 3, 2021	% Change	December 29, 2019	% Change	December 30, 2018
Residential, Light Commercial	$848,073	(2)%	$863,853	10%	$788,765
Commercial and Industrial Solutions	254,811	5%	243,311	(22)%	312,648
Other	65,574	(58)%	156,615	(17)%	189,747
Intersegment and GAAP adjustments [1]	(43,629)	(75)%	(171,553)	93%	(88,849)
Total Revenue	$1,124,829	3%	$1,092,226	(9)%	$1,202,311

1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer details of reconciling items in Note 18. Segment and Geographical Information.

Residential, Light Commercial

Revenue for the segment decreased by 2% during fiscal 2020 as compared to fiscal 2019, primarily as a result of a decrease in the revenue from remaining construction on leases sold as part of sale and deconsolidation of residential lease portfolio in fiscal 2019, that did not recur in fiscal 2020. This was partially offset with an increase in revenue from new leases as well as cash and loan channels.

Revenue for the segment increased by 10% during fiscal 2019 as compared to fiscal 2018, primarily due to a higher volume in residential deals, as well as an increase in the sales of solar power components and systems to our residential customers in the United States, partially offset by lower third-party dealer cash transactions.

Commercial and Industrial Solutions

Revenue for the segment increased by 5% during fiscal 2020 as compared to fiscal 2019, primarily due to increase in number of cash deals and sale of development sale projects, as well as increased volume of construction revenue on EPC arrangements.

Revenue for the segment decreased 22% during fiscal 2019 as compared to fiscal 2018 primarily due to reduction in power generation revenue due to sale of our commercial sale-leaseback portfolio during fiscal 2019, and lower volume of systems sales and EPC contracts.

Other

Revenue for the segment decreased by 58% during fiscal 2020 as compared to fiscal 2019, primarily due to the winding down of our worldwide power plant project development and project sales, as well as U.S. manufacturing. Also, our O&M business revenue was lower in fiscal 2020 compared to fiscal 2019 because of the sale of a substantial majority of that business during fiscal 2020.

Revenue for the segment decreased by 17% during fiscal 2019 as compared to fiscal 2018 due to lower revenue from domestic and international power plant development projects.

Concentrations:

Our Residential, Light Commercial as a percentage of total revenue recognized was 75% during fiscal 2020 as compared to 79% during fiscal 2019. The relative change in revenue for Residential, Light Commercial as a percentage of total revenue recognized reflects the adverse impacts from the COVID-19 pandemic on our residential customers, and all our sales channels. Our Commercial and Industrial Solutions segment as a percentage of total revenue recognized was 23% during fiscal 2020, as compared to 22% during fiscal 2019. The relative change in revenue for Commercial and Industrial Solutions as a percentage of total revenue recognized reflects increased cash deal and development sale projects, as well as increased volume of construction revenue on EPC arrangements.

Total Cost of Revenue:

Our total cost of revenue increased by 3% during fiscal 2020 as compared to fiscal 2019, which is below the increases in our total revenue. Increase and decrease by segments is discussed below in detail.

Our total cost of revenue decreased by 12% during fiscal 2019 as compared to fiscal 2018, primarily due a decrease in our commercial business as a result of sale of commercial sale-leaseback portfolio during fiscal 2019, partially offset by a higher volume of sales to our residential customers.

	Fiscal Year
(In thousands, except percentages)	January 3, 2021	% Change	December 29, 2019	% Change	December 30, 2018
Residential, Light Commercial	$691,990	(8)%	$755,120	15%	$658,448
Commercial and Industrial Solutions	226,145	(4)%	236,164	(20)%	295,498
Other	89,780	(23)%	117,046	(42)%	202,227
Intersegment and GAAP adjustments [1]	(50,213)	(72)%	(179,582)	75%	(102,359)
Total Cost of Revenue	$957,702	3%	$928,748	(12)%	$1,053,814

1 Represents intersegment eliminations and adjustments to segment cost of revenue to determine consolidated GAAP cost of revenue. Refer to Note 18. Segment and Geographical Information.
Cost of Revenue - by Segment:

Below, we have further discussed increase and decrease in cost of revenue for each segment.

Residential, Light Commercial

Cost of revenue for the segment decreased by 8% during fiscal 2020 as compared to fiscal 2019, primarily due to lower sales as a result of adverse impacts from the COVID-19 pandemic.

Cost of revenue for the segment increased by 15% during fiscal 2019 as compared to fiscal 2018, primarily due to a higher volume of sales to our residential customers, as well as an increase in the sales of solar power components and systems.

Commercial and Industrial Solutions

Cost of revenue for the segment decreased by 4% during fiscal 2020 as compared to fiscal 2019, primarily due to lower department spending from cost reduction initiatives and the COVID-19 pandemic.

Cost of revenue for the segment decreased by 20% during fiscal 2019 as compared to fiscal 2018, primarily due to a reduction in power generation revenue due to the sale of our commercial sale-leaseback portfolio during fiscal 2019, and lower volume of systems sales and EPC contracts.

Other

Cost of revenue for the segment decreased by 23% during fiscal 2020 as compared to fiscal 2019, primarily due to lower O&M cost of revenue due to the sale of our O&M services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities to NovaSource during fiscal 2020, partially offset by a gain of $21.3 million on the sale and leaseback of our Oregon manufacturing facility during fiscal 2019.

Cost of revenue for the segment decreased by 42% during fiscal 2019 as compared to fiscal 2018, primarily due to a gain of $21.3 million on the sale and leaseback of our Oregon manufacturing facility in the third quarter of fiscal 2019.

Gross Margin

Our gross margin remains 15% in fiscal 2020 and 2019, increase and decrease by segments is discussed below in detail.

Our gross margin increased from 12% in fiscal 2018 to 15% in fiscal 2019, primarily due to non-cash impairment charges on certain property, plant and equipment recorded during fiscal 2018.

Gross Margin - by Segment

	Fiscal Year
	2020	2019	2018
Residential, Light Commercial	18%	13%	17%
Commercial and Industrial Solutions	11%	3%	5%
Other	(37)%	25%	(7)%
Intersegment and GAAP adjustments [1]	(15)%	(5)%	(15)%
Total gross margin percentage	15%	15%	12%

1 Represents intersegment eliminations and adjustments to segment gross margin. Refer details of reconciling items in Note 18. Segment and Geographical Information.

Residential, Light Commercial

Gross margin for the segment increased by 5 percentage points during fiscal 2020 as compared to fiscal 2019, primarily as a result of better product mix with higher volume in cash and loan channel sales.

Gross margin for the segment decreased by 4 percentage points during fiscal 2019 as compared to fiscal 2018, primarily as a result of lower margin on sales to our residential customers.

Commercial and Industrial Solutions

Gross margin for the segment increased by 8 percentage points during fiscal 2020 as compared to fiscal 2019, primarily as a result of product mix with higher cash sales and commercial EPC projects.

Gross margin for the segment decreased by 2 percentage points during fiscal 2019 as compared to fiscal 2018, primarily as a result of higher cost incurred related to solar power solutions deals.

Other

Gross margin for the segment was a loss of 37% during fiscal 2020 as compared to a 25% profit during fiscal 2019, primarily due to the sale of a substantial majority of our O&M contracts and related assets and liabilities to NovaSource during fiscal 2020. Also, gross margin in fiscal 2019 was significantly higher due to the sale of development projects in Chile and Japan, as well as the gain on sale and leaseback of our Oregon manufacturing facility, that were recorded as revenue and reduction in cost of goods sold, respectively, and were non-recurring in nature.

Gross margin for the segment increased by 32 percentage points during fiscal 2019 as compared to fiscal 2018, primarily due to revenue from sale of development projects in Japan, Chile and Mexico, contributing 100% to gross margin as well as a lower cost of goods sold due to gain on sale and leaseback of our Oregon manufacturing facility, in 2019.

Research and Development ("R&D")

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
R&D	22,381	34,217	49,240
As a percentage of revenue	2%	3%	4%

R&D expense decreased by $11.8 million during the fiscal 2020 as compared to fiscal 2019, primarily due to the reimbursement of $12.5 million by Maxeon Solar during fiscal 2020, under the product collaboration agreement entered into with Maxeon Solar in connection with the Spin-Off.

R&D expense decreased by $15.0 million during the fiscal 2019 as compared to fiscal 2018, primarily due to a decrease in labor and facility costs as a result of reductions in headcount driven by our February 2018 restructuring plan.

Sales, General, and Administrative ("SG&A")

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
SG&A	164,703	172,109	200,069
As a percentage of revenue	15%	16%	17%

SG&A expense decreased by $7.4 million during fiscal 2020 as compared to fiscal 2019 primarily due to a decrease in labor costs due to our December 2019 restructuring plan, as well as lower travel expenses and office-related expenses given that the majority of our workforce worked remotely due to COVID-19. During fiscal 2019, we adopted a restructuring plan ("December 2019 Restructuring Plan") to realign and optimize workforce requirements in light of recent changes to its business, including the previously announced planned spin-off of Maxeon Solar.

SG&A expense decreased by $28.0 million during fiscal 2019 as compared to fiscal 2018 primarily due to reductions in headcount and salary expenses driven by our February 2018 restructuring plan and cost reduction efforts.

Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Restructuring charges	2,604	14,627	9,731
As a percentage of revenue	—%	1%	1%

Restructuring charges decreased by $12.0 million during fiscal 2020 as compared to fiscal 2019, primarily due to lower severance charges incurred in fiscal 2020 in connection with the December 2019 restructuring plan, since a substantial portion of such charges had been incurred during fiscal 2019.

Restructuring charges increased by $4.9 million during fiscal 2019 as compared to fiscal 2018, primarily due to higher severance charges in fiscal 2019 in connection with the December 2019 restructuring plan compared to the February 2018 restructuring plan.

Loss on sale and impairment of residential lease assets

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Loss on sale and impairment of residential lease assets	$45	$25,352	$251,984
As a percentage of revenue	—%	2%	21%

During fiscal 2020, we recorded an immaterial impairment of residential lease assets since a substantial majority of such assets were sold in prior years. During fiscal 2019, we recorded loss on sale and non-cash impairment charges of $25.4 million on the remaining portfolio of residential lease assets that we owned, before it was sold towards the end of the year to SunStrong Capital Holdings, LLC.

Loss on sale and impairment of residential lease assets was $252.0 million in fiscal 2018 and was higher by $226.6 million compared to fiscal 2019, primarily due to the sale of a majority of our residential lease assets portfolio in the fourth quarter of fiscal 2018. During fiscal 2019, we also sold the remaining portion of the portfolio of residential lease assets to SunStrong Capital Holdings, LLC.

Gain on business divestiture

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Gain on business divestiture	$(10,334)	$(143,400)	$(59,347)
As a percentage of revenue	(1)%	(13)%	(5)%

During fiscal 2020, we recorded a gain on sale of our O&M business of $10.3 million. During fiscal 2019, we recorded a gain of $143.4 million on sale of the commercial sale-leaseback portfolio.

Gain on business divestiture increased by $84.1 million during the fiscal 2019 as compared to fiscal 2018, primarily due to the gain on the sale of our commercial sale-leaseback portfolio of $143.4 million, compared to the gain on sale of $59.3 million for the sale of our microinverter business recorded during fiscal 2018.

Income from transition services agreement, net

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Income from transition services agreement	$(6,260)	$—	$—
As a percentage of revenue	(1)%	—%	—%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement, under which, we are providing certain labor and non-labor services to Maxeon Solar, and also receiving certain limited services with respect to certain shared processes post Spin-Off. The term of the transition services agreement is 12 months, extendable for up to an additional 180 days, and the services are billed at cost plus a standard mark-up. During the fiscal year ended January 3, 2021, we recorded $6.6 million of income for services provided under the agreement. This was offset by $0.3 million of services provided by Maxeon Solar to us, resulting in a net reduction of $6.3 million to operating expenses on the consolidated statement of operations.

Other Income (Expense), Net

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Interest income	$754	$2,313	$2,349
Interest expense	(33,153)	(48,962)	(108,258)
Other income (expense):
Other, net	692,980	177,084	42,553
Other income (expense), net	$660,581	$130,435	$(63,356)
As a percentage of revenue	59%	12%	(5)%

Interest expense decreased by $15.8 million during fiscal 2020 as compared to fiscal 2019, primarily due to the sale of the commercial sale-leaseback portfolio during fiscal 2019 as well as the retirement of the majority of our convertible debentures due in 2021 during fiscal 2020.

Interest expense decreased by $59.3 million during fiscal 2019 as compared to fiscal 2018, primarily due to elimination of the non-recourse residential financing obligations in connection with the sale of the Residential Lease Portfolio in November 2018, as well as the elimination of the sales-leaseback financing obligations in connection with the sale of the commercial sale-leaseback portfolio during fiscal 2019.

Other income increased by $515.9 million during fiscal 2020 as compared to fiscal 2019, primarily due to a $692.1 million gain on an equity investment with readily determinable fair value during fiscal 2020, as compared to a gain of $158.3 million during fiscal 2019. Additionally, we had a gain of $17.3 million in fiscal 2019 relating to sale of certain international power plant projects in Chile and South Africa that did not recur in fiscal 2020.

Other income increased by $134.5 million during fiscal 2019 as compared to fiscal 2018, primarily due to a $158.3 million gain on an equity investment with readily determinable fair value during fiscal 2019, as compared to a loss of $6.4 million during fiscal 2018. Additionally, gain on sale of equity investments without readily determinable fair value during fiscal 2019 was $17.3 million for power plant projects sold in Chile and South Africa, compared to $54.2 million during fiscal 2018 related to gain on sale of our equity interest in 8point3 Energy Partners.

Income Taxes

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Provision for income taxes	$(57,549)	$(16,509)	$(2,060)
As a percentage of revenue	(5)%	(2)%	—%

In the year ended January 3, 2021, our income tax provision of $57.5 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $654.6 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments. In the year ended December 29, 2019, our income tax provision of $16.5 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $191.0 million was primarily due to expenses from foreign power plant projects and tax expenses in foreign jurisdictions unrelated to Maxeon that were profitable. In the year ended December 30, 2018, our income tax provision of $2.1 million on income from continuing operations was primarily due tax expenses in foreign jurisdictions unrelated to Maxeon that were profitable.

In the year ended January 3, 2021, our income tax benefit of $3.2 million on a loss from discontinuing operations before income taxes and equity in earnings of unconsolidated investees of $125.6 million was primarily due to allocation of the state tax benefit related to discontinued operations; offset by foreign taxes in foreign jurisdictions that were profitable. In the year ended December 29, 2019, our income tax provision of $10.1 million on a loss from discontinuing operations before income taxes and equity in earnings of unconsolidated investees of $165.0 million was primarily due to tax expenses in foreign jurisdictions that were profitable. In the year ended December 30, 2018, our income tax benefit of $1.1 million for discontinued operations was primarily due to releases of valuation allowance in a foreign jurisdiction and tax reserves due to lapse of statutes of limitation offset by income tax expenses in foreign jurisdictions that were profitable.

We record a valuation allowance to reduce our deferred tax assets in the United States and Mexico to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

As of the end of fiscal year 2020, as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

On June 29, 2020, the California Assembly Bill (“AB 85”) suspended the use of California net operating loss deduction and limited the maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. In addition, states legislatures are considering limitations on tax attributes in order to raise tax revenues. As a result, our state income tax may increase if more states adopt restrictions on the use of tax attributes.

Equity in Earnings (Losses) of Unconsolidated Investees

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Equity in losses of unconsolidated investees	$—	$(1,716)	$(14,872)
As a percentage of revenue	—%	—%	(1)%

There is no earnings (losses) in unconsolidated investees in fiscal 2020, as we do not have any equity method investees in fiscal 2020. Our equity in losses of unconsolidated investees decreased by $13.2 million in fiscal 2019 as compared to fiscal 2018, primarily driven by a decrease in our share of losses of unconsolidated investees, specifically, 8point3 Energy Partners and its affiliates (the "8point3 Group") which we divested in June 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Fiscal Year
(In thousands, except percentages)	2020	2019	2018
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$2,335	$34,037	$106,139

Prior to fiscal 2020, we entered into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We determined that we hold controlling interests in these less-than-wholly-owned entities and therefore we have fully consolidated these entities. We apply the HLBV (Hypothetical Liquidation at Book Value) method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

During fiscal 2020, we attributed $2.3 million of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors in a jointly owned entity that is consolidated by us. The $31.7 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily due to the deconsolidation of a majority of our residential lease assets during fiscal 2019.

During fiscal 2019 and 2018, we attributed $34.0 million and $106.1 million, respectively, of net losses primarily to the third-party investors as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors. The $72.1 million decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily due to the deconsolidation of a majority of our residential lease assets during fiscal 2018 and fiscal 2019, and partially offset by an increase in contributions by Hannon Armstrong for the equity interest in a new joint venture formed during fiscal 2019.

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

Revenue Recognition

Solar Power System Sales and Engineering, Procurement, and Construction Services

We sell rooftop and ground-mounted solar power systems under construction and development agreements to our residential and commercial customers. In contracts where we sell completed systems as a single performance obligation, primarily to our joint venture for residential projects, we recognize revenue at the point-in-time when such systems are placed in service. Any advance payments received before control is transferred is classified as "contract liabilities."

Engineering, procurement, and construction ("EPC") projects governed by customer contracts that require us to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material, labor, and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost-based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

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

Operations and Maintenance

We offer our customers various levels of post-installation operations and maintenance ("O&M") services in our residential as well as commercial business with the objective of optimizing our customers' electrical energy production over the life of the system. We determine that the post-installation systems monitoring and maintenance qualifies as a separate performance obligation. Post-installation monitoring and maintenance is deferred at the time the contract is executed, based on the estimate of selling price on a standalone basis, and is recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

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

Subsequent to the sale of O&M business in the second quarter of fiscal 2020, we sold a substantial majority of our commercial O&M contracts except for selected large utility scale power plant projects in North America at a fixed price to NovaSource. Refer to Note 5. Business Divestiture and Sale of Assets for further details. We continue to provide O&M services to our residential customers.

Lease Accounting

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Sale-Leaseback Arrangements

We enter into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by us over lease terms of up to 25 years.

We classify our initial sale-leaseback arrangements of solar power systems as operating leases, in accordance with the underlying accounting guidance on leases. We may sell our lessee interests in these arrangements in entirety before the end of the underlying term of the leaseback.

For all sale-leaseback arrangements classified as operating leases, any gain on sale up to the difference in the cost basis and fair value is recognized immediately. Any amount in excess of the proceeds compared to the fair value of the solar power systems is deferred and recognized over the term of the lease. Failed sale-leaseback arrangements are accounted for under the financing method. The proceeds received from the sale of the solar power systems are recorded as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer to Note 5. Business Divestiture and Sale of Assets, for details of the sale of our commercial sale-leaseback portfolio during fiscal 2020.

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

We also apply for and receive Solar Renewable Energy Credits ("SRECs") associated with the energy generated by our solar energy systems and sell them to third parties in certain jurisdictions. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed and is generally recognized upon delivery of the SRECs to the counterparty.

We typically provide a system output performance warranty, separate from our standard solar panel product warranty, to our solar services customers. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and updated at each reporting period and recognized over time as customers receive and consume the benefits of the solar services.

There are rebate programs offered by utilities in various jurisdictions and are issued directly to homeowners based on the lease agreements; the homeowners assign these rights to rebate to us. These rights to rebate are considered non-cash consideration, measured based on the utilities' rebates from the installed solar panels on the homeowners' roofs and recognized over the lease term.

Revenue from solar services contracts entered into prior to the adoption of ASC 842 were accounted for as leases under the superseded lease accounting guidance and reported within "Residential leasing" on the consolidated statement of operations.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, including property, plant, and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

Product Warranties

We provide a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for previously SunPower-manufactured microinverters. We also warranty for our installed systems for defective materials and workmanship for periods ranging up to 25 years. We pass through to customers warranties from the original equipment manufacturers of certain system components such as solar panels, monitoring equipment and inverters. For such components, our warranties may exceed the warranty coverage from the original equipment manufacturers. For solar energy systems we do not install directly, we receive workmanship warranties from our solar partners.

In addition, we also provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services which expires upon termination of the post-installation monitoring and maintenance services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

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

Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. We anticipate total obligations related to long-term supply agreements for inventories will be realized because quantities are less than our expected demand for our solar power products over a period of years; however, if raw materials inventory balances temporarily exceed near-term demand, we may elect to sell such inventory to third parties to optimize working capital needs. Our classification of our inventory as either current or long-term inventory requires us to estimate the portion of on-hand inventory that we estimate will be realized over the next 12 months.

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

Accounting for Income Taxes

As of the end of fiscal year 2020 and as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We record a valuation allowance to reduce our U.S. and Mexico deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 3, 2021, we believe there is insufficient evidence to realize additional U.S. and Mexico deferred tax assets beyond the state net operating losses that can be benefited through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

The calculation of tax expense and liabilities involves dealing with uncertainties in the application of complex tax regulations, including in the tax valuation of projects sold to tax equity partnerships and other third parties. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in our Consolidated Statements of Operations and are not considered material. In addition, foreign exchange gains (losses) may result from estimated tax liabilities which are expected to be realized in currencies other than the U.S. dollar.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, restricted cash and restricted cash equivalents is as follows:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Net cash used in operating activities	$(187,391)	$(270,413)	$(543,389)
Net cash provided by investing activities	$129,190	$21,366	$274,900
Net cash (used in) provided by financing activities	$(153,852)	$344,314	$85,847

Operating Activities

Our net cash used in operating activities for the year ended January 3, 2021 of $187.4 million, which was lower than the net income of $474.0 million, primarily due to (i) non-cash gain of $692.1 million gain on equity investments with readily determinable fair value; (ii) $78.3 million decrease in accounts payable and other accrued liabilities; (iii) $36.0 million decrease in contract liabilities; (iv) $29.8 million increase in inventories to support the construction of our solar energy projects; (v) $12.1 million increase in contract assets; (vi) non-cash gain of $10.3 million on business divestiture; (vii) $10.4 million decrease in operating lease liabilities; (viii) $6.2 million increase in prepaid expenses and other assets; and (ix) $8.2 million increase in project assets; This decrease was partially offset by: (i) $99.0 million decrease in accounts receivable; (ii) non-cash charge of $48.3 million relating to depreciation and amortization; (iii) non-cash charges of $24.8 million relating to stock-based compensation; (iv) $19.2 million net change in deferred income taxes; (v) $13.5 million decrease in advances to suppliers; (vi) $10.6 million decrease in operating lease right-of-use assets; and (vii) $6.6 million non-cash interest expense.

Our net cash used in operating activities for the year ended December 29, 2019 of $270.4 million, which was primarily the result of net loss of $7.7 million and items consisting primarily of (i) $158.3 million non-cash mark-to-market gain on equity investments with readily determinable fair value; (ii) $143.4 million non-cash gain on business divestiture; (iii) $128.4 million increase in inventories to support the construction of our solar energy projects; (iv) $67.2 million increase in accounts receivable, primarily driven by billings in excess of collections; (v) $38.2 million increase in contract assets driven by construction activities; (vi) $25.2 million non-cash gain on sale of assets; (vii) $17.3 million non-cash gain on sale of equity investments without readily determinable fair value; (viii) $8.9 million decrease in operating lease liabilities; (ix) $8.8 million increase in prepaid expenses and other assets, primarily related to movements in prepaid inventory; and (xi) $2.2 million increase in project assets, primarily related to the construction of our commercial solar energy projects. This decrease was partially offset by: (i) non-cash charge of $80.1 million depreciation and amortization; (ii) $79.3 million increase in accounts payable and other accrued liabilities; (iii) $50.2 million increase in advances to suppliers; (iv) $33.8 million non-cash loss on sale and impairment of residential lease assets; (v) $27.5 million increase in contract liabilities driven by construction activities; (vi) non-cash charges of $26.9 million relating to stock-based compensation; (vii) $9.5 million non-cash interest expense; (viii) $8.6 million decrease in operating lease right-of-use assets; (ix) $7.1 million loss in equity in earnings of unconsolidated investees; (x) $5.9 million non-cash restructuring charges; (xi) $5.0 million non-cash net change in deferred income taxes; (xii) $1.0 million of bad debt expense; and (xiii) impairment of long-lived assets of $0.8 million.

Our net cash used in operating activities for the year ended December 30, 2018 was $543.4 million, which was primarily the result of net loss of $917.5 million and items consisting primarily of (i) $182.9 million increase in long-term financing receivables related to our net investment in sales-type leases; (ii) $127.3 million decrease in accounts payable and other accrued liabilities, primarily attributable to payments of accrued expenses; (iii) $59.3 million non-cash gain on business divestiture; (iv) $54.2 million non-cash gain on the sale of equity investments; (v) $43.5 million increase in contract assets driven by construction activities; (vi) $39.2 million increase in inventories due to the support of various construction projects; (vii) $30.5 million decrease in contract liabilities driven by construction activities; (viii) $6.9 million non-cash increase in deferred income taxes and (ix) $6.8 million increase due to other various non-cash activities. This was partially offset by: (i) non-cash impairment of property, plant and equipment of $369.2 million; (ii) non-cash impairment of residential lease assets of $189.7 million; (iii) non-cash net charges of $162.1 million related to depreciation, stock-based compensation and other non-cash charges; (iv) loss on sale of residential lease assets of $62.2 million; (v) $44.4 million decrease in advance payments made to suppliers; (vi) $39.5 million decrease in project assets, primarily related to the construction of our Commercial solar energy projects; (vii) $22.8 million decrease in prepaid expenses and other assets, primarily related to the receipt of prepaid inventory; (viii) $17.8 million decrease in equity in non-cash earnings of unconsolidated investees; (ix) $15.3 million non-cash interest expense; (ix) $6.9 million non-cash net change in income taxes; (x) $6.4 million non-cash unrealized loss on equity investments with readily determinable fair value; and (xi) $3.9 million non-cash dividend from equity method investees.

Investing Activities

Net cash provided by investing activities for the year ended January 3, 2021 was $129.2 million, which was the primarily result of: (i) $253.0 million proceeds from sale of equity investments; (ii) $15.4 million proceeds from business divestiture; (iii) $7.7 million proceeds from return of capital of equity investments with fair value option; and (iv) $6.6 million proceeds from maturities of marketable securities. This was offset by (i) $131.1 million cash outflow upon Spin-Off; (ii) $14.6 million purchases of property, plant and equipment; and (iii) $6.5 million cash paid for solar power systems.

Net cash provided by investing activities for the year ended December 29, 2019 was $21.4 million, which included (i) proceeds of $60.0 million from sale of property, plant, and equipment; (ii) $42.9 million proceeds from sale of investments; (iii) net proceeds of $40.5 million from business divestiture; and (iv)$2.0 million of proceeds from sale of distribution rights of debt refinancing. This was partially offset by (i) cash paid for solar power systems of $53.3 million; (ii) $47.4 million of purchases of property, plant and equipment; (iii) cash paid for investments in unconsolidated investees of $12.4 million; and (iv) $10.9 million of cash de-consolidated from the sale of residential lease assets.

Net cash provided by investing activities in fiscal 2018 was $274.9 million, which included (i) proceeds from the sale of investment in joint ventures and non-public companies of $453.7 million; (ii) proceeds of $23.3 million from business divestiture; and (iii) a $13.0 million dividend from equity method investees. This was partially offset by: (i) $155.3 million in capital expenditures primarily related to the expansion of our solar cell manufacturing capacity and costs associated with solar power systems, leased and to be leased; (ii) $28.0 million cash outflow from sale of residential lease portfolio, net of cash received; (iii) $17.0 million cash paid for acquisitions, net of cash acquired; and (iv) $14.7 million paid for investments in consolidated and unconsolidated investees.

Financing Activities

Net cash used in financing activities for the year ended January 3, 2021 was $153.9 million, which was the primarily result of: (i) $334.7 million repurchase of convertible debt; (ii) $227.7 million repayments of bank loans and other debt; (iii)$12.8 million purchases of stock for tax withholding obligations on vested restricted stock; and (iv) $9.0 million repayment of non-recourse residential and commercial financing. This was offset by (i) $216.5 million proceeds from bank loans and other debt; (ii) $14.8 million proceeds from issuance of non-recourse residential and commercial financing; and (iii) $200.0 million proceeds from issuance of Maxeon Solar green convertible debt.

Net cash provided by financing activities for the year ended December 29, 2019 was $344.3 million, which included: (i) $171.8 million from the common stock offering; (ii) $110.9 million in net proceeds of bank loans and other debt; (iii) $69.2 million net proceeds from the issuance of non-recourse residential financing, net of issuance costs; (iv) $35.5 million of net contributions from noncontrolling interests and redeemable noncontrolling interests related to residential lease projects; and (v) $3.0 million of proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs. This was partially offset by (i) $39.0 million of payment associated with prior business combination; (ii) $5.6 million in purchases of treasury stock for tax withholding obligations on vested restricted stock; and (iii) $1.6 million settlement of contingent consideration arrangement, net of cash received.

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

Debt and Credit Sources

For information about the terms of debt instruments and changes thereof in the period, see "Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 12. Debt and Credit Sources".

Liquidity

As of January 3, 2021, we had unrestricted cash and cash equivalents of $232.8 million as compared to $302.0 million as of December 29, 2019. We expect to invest capital to develop solar power systems and plants for sale to customers, especially for development and construction projects in our commercial and industrial segment. The development of solar power plants can require long periods of time and substantial initial investments, our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation, and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits, or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of January 3, 2021, outstanding amounts related to our project financing totaled $15.1 million. As of January 3, 2021, our cash balances are held primarily held in U.S. however, we had approximately $3.1 million held outside of the United States. This offshore cash is used to fund operations of our business in the Mexico, Canada and Asia Pacific regions, which require local payment for product materials and other expenses.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of January 3, 2021, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.7 million which were fully collateralized with restricted cash on our consolidated balance sheets.

There are no assurances, however, that we will have sufficient available cash to repay our indebtedness or that we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other debt financing. The current economic environment and other factors, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms in the amounts that would be required to supplement cash flows to support operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders (and the potential for further dilution upon the exercise of warrants or the conversion of convertible debt) and may not be available on favorable terms or at all. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. We also continue to focus on improving our overall operating performance and liquidity, including managing cash flow and working capital.

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of the remaining $62.6 million principal amount outstanding under the 0.875% debentures due 2021. In addition, we have historically been successful in our ability to divest certain investments and non-core assets including some of our equity investments, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to address our liquidity needs; however, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including the COVID-19 pandemic. If alternative actions were to be necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations, and financial results over time.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of January 3, 2021:

		Payments Due by Fiscal Period
(In thousands)	Total	2021	2022-2023	2024-2025	Beyond 2025
Convertible debt, including interest[1]	$522,616	$79,908	$442,708	$—	$—
CEDA loan, including interest[2]	56,775	2,550	5,100	5,100	44,025
Other debt, including interest[3]	134,555	104,664	25,219	2,037	2,635
Operating lease commitments[4]	77,919	14,164	26,543	12,440	24,772
Non-cancellable purchase orders[5]	37,437	37,437	—	—	—
Supply agreement commitments[6]	394,411	248,965	137,654	2,485	5,307
Total	$1,223,713	$487,688	$637,224	$22,062	$76,739

1 Convertible debt, including interest, relates to the aggregate of $487.6 million in outstanding principal amount of our senior convertible debentures on January 3, 2021. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

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

4 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

5 Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

6 Purchase commitments under agreements primarily relate to arrangements entered into with several suppliers, including Maxeon Solar for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods 2 years and 5 years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of January 3, 2021 and December 29, 2019, total liabilities associated with uncertain tax positions were $12.6 million and $7.2 million, respectively, and are included within "Other long-term liabilities" in our consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Public and Non-Public Companies

As of January 3, 2021 and December 29, 2019, we did not have material minority investments in joint ventures or other public and non-public companies that are accounted for using the measurement alternative method.

On August 9, 2018, we completed the sale of certain assets and intellectual property related to the production of microinverters to Enphase in exchange for $25.0 million in cash and 7.5 million shares of Enphase common stock (NASDAQ: ENPH). We received the common stock and a $15.0 million cash payment upon closing, and received the final $10.0 million cash payment of the purchase price on December 10, 2018. The common stock was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income. For fiscal 2020 and 2019, we recorded a gain of $690.8 million and a gain of $158.3 million, respectively, within "other, net" in our consolidated statement of operations. During the year ended December 29, 2019, we sold 1 million shares of Enphase common stock for cash proceeds of $20.6 million. During the fiscal year ended January 3, 2021, we sold an additional three million shares of Enphase common stock in open market transactions for cash proceeds of $250.6 million. As of January 3, 2021, we retained 3.5 million shares of Enphase common stock.

Interest Rate Risk and Market Price Risk Involving Debt

As of January 3, 2021, we had outstanding convertible debentures with an aggregate face value of $487.6 million, comprised of $425.0 million aggregate principal amount of our 4.00% debentures due in 2023 and $62.6 million aggregate principal amount of our 0.875% debentures due in 2021. Estimated fair values are based on quoted market prices as reported by an independent pricing source. The fair market value of our debentures is subject to interest rate risk, market price risk, and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall, and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock's market price falls, based on each debenture's respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. As of the date of this report, since our common stock price is above the conversion price for both debentures, and therefore, both the instruments are 'in-the-money', the holders could exercise the option to convert their holdings at their respective conversion price. Based on the amounts outstanding as of January 3, 2021, a 10% increase in our common stock upon such conversion, will reduce the debt by a corresponding amount. There is no other material impact of such change on our consolidated financial statements.

We also have interest rate risk relating to our other outstanding debt, besides debentures, all of which bear fixed rates of interest (Refer Note 12. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease on market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended January 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Warranty reserves
Description of the Matter	As discussed in Notes 1 and 10 to the consolidated financial statements, the Company provides a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for SunPower-manufactured microinverters. The Company also warrants its installed systems for defective materials and workmanship for periods ranging up to 25 years as well as provides a separate system output performance warranty to customers that have subscribed to the Company’s post-installation monitoring and maintenance services. The Company’s warranty reserves, which totaled $81.7 million as of January 3, 2021, are generally computed using a statistical model that incorporates assumptions based on management’s best estimate of expected costs that could result from these warranties. This estimate considers a variety of factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and industry data for similar products.

Auditing the Company's warranty accrual involved a high degree of subjectivity due to significant measurement uncertainty associated with the estimate given the relatively short period of available historical data in relation to the future warranty period, and the sensitivity of the Company’s estimation of required reserves to changes in significant assumptions, including management’s projection of future failure rates and expected product repair or replacement costs.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the warranty reserve process. This included controls over the development and review of the significant assumptions and data underlying the warranty reserve computation.

Our audit procedures included, among others, evaluating the significant assumptions used by the Company in estimating warranty reserve. For example, we assessed the historical accuracy of management's estimates, obtained support to evaluate repair or replacement cost estimates and failure rate assumptions, and performed sensitivity analyses to evaluate the effect of potential changes in assumptions that were most significant to the estimate. We also involved specialists to assist in the evaluation of the methodology applied, including the recalculation of management’s assumptions, within the Company’s statistical model.

Inventory valuation
Description of the Matter	The Company’s inventories, inclusive of $27.8 million of inventories classified as long-term assets, totaled $239.9 million as of January 3, 2021 representing 15% of consolidated total assets. As explained in Note 1 to the consolidated financial statements, the Company computes inventory cost on a first-in, first-out basis, and applies judgment in determining the realizability and the valuation of inventories. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost. The determination of the net realizable value associated with the eventual disposition of inventory involves significant judgments that consider a number of factors affected by market and economic conditions outside the Company’s control. In particular, the significant assumptions applied are sensitive to the expected demand for the Company’s products in relation to industry supply and demand and competitive pricing environments. These assumptions may be impacted by unforeseen changes in government mandates and in the availability and size of economic incentives that impact solar and other renewable energy products.

Auditing management’s assessment of net realizable value for inventory was challenging because it involved subjective auditor judgment to evaluate management’s assessment of the factors that are affected by market and economic conditions outside the Company’s control.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the inventory valuation process. This included controls over the determination and calculation of the inventory’s expected lower of cost or net realizable value, including related estimated selling prices, and the Company’s excess and obsolete inventory reserve process, including the determination of product demand forecasts and how factors outside of the Company’s control might affect management’s judgment related to the valuation of excess and obsolete inventory.

Our substantive audit procedures included, among others, evaluating the significant assumptions, including the Company’s estimated selling prices and product demand forecasts, and testing the underlying data used in management’s inventory valuation assessment. We evaluated inventory levels compared to forecasted product demand, historical sales and specific product considerations. We also compared the demand forecast to business plans and previous forecasts to actual results and industry and economic trends to evaluate management’s estimates and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Jose, California
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 19, 2021

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	January 3, 2021	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$232,765	$301,999
Restricted cash and cash equivalents, current portion	5,518	26,348
Accounts receivable, net[1]	108,864	127,878
Contract assets[1]	114,506	99,426
Inventories	210,582	163,405
Advances to suppliers, current portion	2,814	31,843
Project assets - plants and land, current portion	21,015	12,650
Prepaid expenses and other current assets[1]	94,251	86,755
Current assets of discontinued operations	—	530,627
Total current assets	790,315	1,380,931

Restricted cash and cash equivalents, net of current portion	8,521	9,354
Property, plant, and equipment, net	46,766	55,860
Operating lease right-of-use assets	54,070	40,699
Solar power systems leased, net	50,401	54,338
Other intangible assets, net	697	7,121
Other long-term assets	695,712	277,805
Long-term assets of discontinued operations	—	345,813
Total assets	$1,646,482	$2,171,921

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$166,066	$207,062
Accrued liabilities[1]	121,915	116,276
Operating lease liabilities, current portion	9,736	7,559
Contract liabilities, current portion[1]	72,424	91,345
Short-term debt	97,059	44,473
Convertible debt, current portion	62,531	—
Current liabilities of discontinued operations	—	431,694
Total current liabilities	529,731	898,409

Long-term debt	56,447	112,340
Convertible debt[1], net of current portion	422,443	820,259
Operating lease liabilities, net of current portion	43,608	36,657
Contract liabilities, net of current portion[1]	30,170	31,922
Other long-term liabilities	157,597	157,774
Long-term liabilities of discontinued operations	—	93,061
Total liabilities	1,239,996	2,150,422
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of January 3, 2021 and December 29, 2019	—	—
Common stock, $0.001 par value; 367,500 shares authorized; 183,442 shares issued and 170,428 shares outstanding as of January 3, 2021; 179,845 shares issued and 168,121 shares outstanding as of December 29, 2019	170	168
Additional paid-in capital	2,685,920	2,661,819
Accumulated deficit	(2,085,246)	(2,449,679)
Accumulated other comprehensive income (loss)	8,799	(9,512)
Treasury stock, at cost: 13,014 shares of common stock as of January 3, 2021; 12,770 shares of common stock as of December 29, 2019	(205,476)	(192,633)
Total stockholders' equity	404,167	10,163
Noncontrolling interests in subsidiaries	2,319	11,336
Total equity	406,486	21,499
Total liabilities and equity	$1,646,482	$2,171,921
1 We have related-party balances for transactions made with TOTAL SE and its affiliates, Maxeon Solar and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt, net of current portion," and "contract liabilities, net of current portion" financial statement line items on our consolidated balance sheets (see Note 3, Note 10, Note 11, Note 12, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Revenue:
Solar power systems, components, and other[1]	$1,103,823	$1,063,150	$930,102
Residential leasing	5,323	10,405	272,209
Solar services	15,683	18,671	—
	1,124,829	1,092,226	1,202,311
Cost of revenue:
Solar power systems, components, and other[1]	946,164	913,299	873,798
Residential leasing	4,795	7,345	180,016
Solar services	6,743	8,104	—
	957,702	928,748	1,053,814
Gross profit	167,127	163,478	148,497
Operating expenses:
Research and development[1]	22,381	34,217	49,240
Sales, general, and administrative	164,703	172,109	200,069
Restructuring charges	2,604	14,627	9,731
Loss on sale and impairment of residential lease assets	45	25,352	251,984
Gain on business divestiture	(10,334)	(143,400)	(59,347)
Income from transition services agreement, net[1]	(6,260)	—	—
Total operating expenses	173,139	102,905	451,677
Operating (loss) income	(6,012)	60,573	(303,180)
Other income (expense), net:
Interest income	754	2,313	2,349
Interest expense[1]	(33,153)	(48,962)	(108,258)
Other, net	692,980	177,084	42,553
Other income (expense), net	660,581	130,435	(63,356)
Income (loss) from continuing operations before income taxes and equity in losses of unconsolidated investees	654,569	191,008	(366,536)
Provision for income taxes	(57,549)	(16,509)	(2,060)
Equity in losses of unconsolidated investees	—	(1,716)	(14,872)
Net income (loss) from continuing operations	597,020	172,783	(383,468)
Loss from discontinued operations before income taxes and equity in losses of unconsolidated investees	(125,599)	(165,040)	(532,135)
Benefits from (provision for) income taxes	3,191	(10,122)	1,050
Equity in losses of unconsolidated investees	(586)	(5,342)	(2,943)
Net loss from discontinued operations	(122,994)	(180,504)	(534,028)
Net income (loss)	474,026	(7,721)	(917,496)
Net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	2,335	34,037	106,139
Net income (loss) from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(1,313)	(4,157)	266
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,022	29,880	106,405
Net income (loss) from continuing operations attributable to stockholders	599,355	206,820	(277,329)
Net loss from discontinued operations attributable to stockholders	(124,307)	(184,661)	(533,762)
Net income (loss) attributable to stockholders	$475,048	$22,159	$(811,091)

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$3.53	$1.43	$(1.97)
Discontinued operations	$(0.73)	$(1.28)	$(3.79)
Net income (loss) per share - basic	$2.80	$0.15	$(5.76)

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$3.11	$1.31	$(1.97)
Discontinued operations	$(0.63)	$(1.09)	$(3.79)
Net income (loss) per share - diluted	$2.48	$0.22	$(5.76)

Weighted-average shares:
Basic	169,801	144,796	140,825
Diluted	197,242	169,650	140,825
1We have related-party transactions with TOTAL SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," and "other income (expense), net: interest expense" financial statement line items in our consolidated statements of operations (see Note 3 , Note 11, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Net income (loss)	$474,026	$(7,721)	$(917,496)
Components of other comprehensive income (loss):
Translation adjustment	2,783	(1,128)	(4,490)
Net change in derivatives	(741)	(1,094)	397
Net (loss) gain on long-term pension liability adjustment	(1,123)	(3,090)	2,901
Benefit from (provision for) Income taxes	(15)	(50)	50
Total other comprehensive income (loss)	904	(5,362)	(1,142)
Total comprehensive income (loss)	474,930	(13,083)	(918,638)
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	$1,022	$29,880	$106,405
Comprehensive income (loss) attributable to stockholders	$475,952	$16,797	$(812,233)

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity (Deficit)
(In thousands)

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
Balances at December 31, 2017	$15,236	139,658	$140	$2,442,513	$(181,539)	$(3,008)	$(1,669,897)	$588,209	$104,179	$692,388
Net loss	(29,171)	—	—	—	—	—	(811,091)	(811,091)	(77,235)	(888,326)
Other comprehensive loss	—	—	—	—	—	(1,142)	—	(1,142)	—	(1,142)
Issuance of restricted stock to employees, net of cancellations	—	2,267	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	25,790	—	—	—	25,790	—	25,790
Contributions from noncontrolling interests	36,734	—	—	—	—	—	—	—	114,470	114,470
Distributions to noncontrolling interests	(7,425)	—	—	—	—	—	—	—	(13,438)	(13,438)
Purchases of treasury stock	—	(747)	(1)	—	(5,530)	—	—	(5,531)	—	(5,531)
Reduction of non-controlling interest due to sale of interest in residential lease portfolio[1]	(15,374)	—	—	—	—	—	—	—	(61,766)	(61,766)
Noncontrolling interest buyout	—	—	—	(4,933)	—	—	—	(4,933)	(7,400)	(12,333)
Balances at December 30, 2018	—	141,178	141	2,463,370	(187,069)	(4,150)	(2,480,988)	(208,696)	58,810	(149,886)
Net income (loss)	—	—	—	—	—	—	22,159	22,159	(29,880)	(7,721)
Cumulative-effect upon adoption of ASC 842	—	—	—	—	—	—	9,150	9,150	—	9,150
Other comprehensive loss	—	—	—	—	—	(5,362)	—	(5,362)	—	(5,362)
Issuance of restricted stock to employees, net of cancellations	—	2,461	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	27,788	—	—	—	27,788	—	27,788
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	35,791	35,791
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,552)	(1,552)
Purchases of treasury stock	—	(818)	(1)	—	(5,564)	—	—	(5,565)	—	(5,565)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio	—	—	—	—	—	—	—	—	(51,833)	(51,833)
Issuance of common stock in connection with equity offering, net of underwriter fees and discounts	—	25,300	25	171,809	—	—	—	171,834	—	171,834
Common stock offering fees	—	—	—	(1,148)	—	—	—	(1,148)	—	(1,148)
Balances at December 29, 2019	—	168,121	168	2,661,819	(192,633)	(9,512)	(2,449,679)	10,163	11,336	21,499

		Common Stock
	Redeemable Noncontrolling Interests	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity (Deficit)
Net income	—	—	—	—	—	—	475,048	475,048	(1,022)	474,026
Other comprehensive income	—	—	—	—	—	904	—	904	—	904
Issuance of restricted stock to employees, net of cancellations	—	3,597	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	24,101	—	—	—	24,101	—	24,101
Purchases of treasury stock	—	(1,290)	(1)	—	(12,843)	—	—	(12,844)	—	(12,844)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,392)	(1,392)
Contributions to non-controlling interests	—	—	—	—	—	—	—	—	22	22
Issuance of Maxeon Solar green convertible notes	—	—	—	52,167	—	—	—	52,167	—	52,167
Impact of Maxeon Solar Spin-Off	—	—	—	(52,167)	—	17,407	(110,615)	(145,375)	(6,625)	(152,000)
Balances at January 3, 2021	—	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net income (loss)	$474,026	$(7,721)	$(917,496)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	48,304	80,081	127,204
Non-cash restructuring charges	—	5,874	—
Stock-based compensation	24,817	26,935	26,353
Non-cash interest expense	6,562	9,472	15,346
Dividend from equity method investee	—	—	3,947
Bad debt expense	534	1,024	—
Equity in losses of unconsolidated investees	586	7,058	17,815
(Gain) loss on equity investments with readily determinable fair value	(692,100)	(158,288)	6,375
Gain on retirement of convertible debt	(2,182)	—	—
Gain on sale of assets	—	(25,212)	—
Gain on business divestiture	(10,334)	(143,400)	(59,347)
Gain on sale of investments without readily determinable fair value	—	(17,275)	(54,196)
Deferred income taxes	19,241	5,067	(6,862)
Impairment of property, plant, and equipment	—	777	369,168
Loss on sale and impairment of residential lease assets	1,024	33,778	251,984
Other, net	—	—	(6,796)
Changes in operating assets and liabilities:
Accounts receivable	98,962	(67,218)	(175)
Contract assets	(12,063)	(38,246)	(43,509)
Inventories	(29,808)	(128,404)	(39,174)
Project assets	(8,187)	(2,188)	39,512
Prepaid expenses and other assets	(6,161)	(8,746)	22,763
Operating lease right-of-use assets	10,552	8,530	—
Long-term financing receivables, net - held for sale	—	(473)	(182,937)
Advances to suppliers	13,482	50,191	44,417
Accounts payable and other accrued liabilities	(78,269)	79,394	(127,286)
Contract liabilities	(35,976)	27,531	(30,495)
Operating lease liabilities	(10,401)	(8,954)	—
Net cash used in operating activities	(187,391)	(270,413)	(543,389)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,577)	(47,395)	(44,906)
Cash paid for solar power systems, leased, net	—	—	(68,612)
Cash paid for solar power systems	(6,528)	(53,284)	(41,808)
Purchases of marketable securities	(1,338)	—	—
Proceeds from maturities of marketable securities	6,588	—	—
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds[2]	(131,136)	—	—
Proceeds from business divestiture, net of cash[3]	15,418	40,491	23,257
Cash paid for acquisitions, net of cash acquired	—	—	(17,000)
Dividend from equity method investee	—	—	12,952
Proceeds from sale of assets	—	59,970	—
Proceeds from sale of distribution rights of debt refinancing	—	1,950	—
Cash outflow from sale of residential lease portfolio, net of cash received	—	(10,923)	(28,004)
Proceeds from sale of equity investment	253,039	42,957	453,708
Proceeds from return of capital of equity investments with fair value option	7,724	—	—
Cash paid for investments in unconsolidated investees	—	(12,400)	(14,687)
Net cash provided by investing activities	129,190	21,366	274,900
Cash flows from financing activities:
Proceeds from bank loans and other debt	216,483	381,928	227,676
Repayment of 0.75% debentures due 2018, bank loans, and other debt	(227,677)	(271,015)	(535,252)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	14,789	72,259	192,287
Repayment of non-recourse residential and commercial financing	(9,044)	(2,959)	(17,358)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	22	35,790	151,204
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	(1,392)	(316)	(21,918)
Cash paid for repurchase of convertible debt	(334,732)	—	—
Proceeds from issuance of Maxeon Solar green convertible debt	200,000	—	—
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	—	3,004	126,020
Repayment of non-recourse power plant and commercial financing	—	—	(31,282)
Proceeds of common stock equity offering, net of offering costs	—	171,834	—
Payment for prior business combination	—	(39,000)	—
Receipt of contingent asset of a prior business combination	2,245	—
Settlement of contingent consideration arrangement of a prior business combination	(776)	(1,646)	—
Equity offering costs paid	(928)	—	—
Purchases of stock for tax withholding obligations on vested restricted stock	(12,842)	(5,565)	(5,530)
Net cash (used in) provided by financing activities	(153,852)	344,314	85,847
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	200	(373)	2,068
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(211,853)	94,894	(180,574)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period[1]	458,657	363,763	544,337
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period[1]	$246,804	$458,657	$363,763

Non-cash transactions:
Costs of solar power systems funded by liabilities	$635	$2,671	$3,631
Property, plant, and equipment acquisitions funded by liabilities	$866	$13,745	$8,214
Right-of-use assets obtained in exchange for lease obligations	$22,794	$111,142	$—
Assumption of liabilities in connection with business divestiture[4]	$9,056	$—	$—
Holdbacks in connection with business divestiture[4]	$7,199	$—	$—
Costs of solar power systems sourced from existing inventory	$1,018	$29,206	$—
Aged supplier financing balances reclassified from accounts payable to short-term debt	$—	$45,352	$—
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$—	$—	$86,540
Acquisition funded by liabilities	$—	$—	$9,000
Contractual obligations satisfied with inventory	$—	$1,701	$56,840
Assumption of debt by buyer upon sale of equity interest	$—	$—	$27,321
Retained interest in SunStrong lease portfolio	$—	$—	$9,750
Derecognition of financing obligations upon business divestiture	$—	$590,884	$—
Holdback related to sale of commercial sale-leaseback portfolio	$—	$1,927	$—
Receivables in connection with sale of residential lease assets	$—	$2,570	$12,510
Assumption of debt by buyer in connection with sale of residential lease assets	$—	$69,076	$561,588
Stock consideration received from a business divestiture	$—	$—	$42,600
Acquisition of noncontrolling interests funded by Mezzanine Loan proceeds	$—	$—	$12,400
Costs of solar power systems, leased, sourced from existing inventory	$—	$—	$36,384
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$31,704	$32,777	$99,204
Cash paid for income taxes	$18,708	$8,988	$7,800
1The "Cash, cash equivalents, restricted cash, and restricted cash equivalents" balance consisted of "cash and cash equivalents," "restricted cash and cash equivalents, current portion," and "restricted cash and cash equivalents, net of current portion" financial statement line items on the consolidated balance sheets for the respective periods.

2The amount for the fiscal year ended January 3, 2021 consists of $134.0 million of cash received from Maxeon Solar under the Separation and Distribution Agreement, net of de-consolidated cash of $265.1 million.

3The amount for the year ended January 3, 2021 is net of de-consolidated cash of $0.6 million

4See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," the “Company,” "we," "us," or "our") is a leading solar energy company that delivers complete solar solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. downstream Distributed Generation (“DG”) market, providing an affordable and sustainable source of electricity compared to traditional utility energy to residential homeowners and commercial customers through multiple financial offerings. Our sales channels include a strong network of dealers and resellers that operate in both residential and commercial markets. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total," formerly Total Solar International SAS) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of TOTAL SE (“TOTAL SE,” formerly Total SA) (see “Note 3. Transactions with Total and TOTAL SE).

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of our common stock (the “Distribution”) as of the close of business on August 17, 2020.

As a result of the Spin-Off, we no longer consolidate Maxeon Solar within our financial results of continuing operations. For all the periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the consolidated statements of operations and the assets and liabilities of Maxeon Solar are presented as assets and liabilities of discontinued operations on the consolidated balance sheets. (Refer to Note 2. Discontinued Operations for additional details).

Liquidity

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"), which were outstanding in an aggregate principal amount of $62.6 million as of January 3, 2021. In addition, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to address our liquidity needs. However, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including the COVID-19 pandemic. If alternative actions were to be necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations, and financial results over time.

Basis of Presentation and Preparation

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") and include the accounts of SunPower, all of our subsidiaries, and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that we establish in connection with certain project financing arrangements for customers are not designed to be available to service our general liabilities and obligations.
Fiscal Periods
We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal 2020 is a 53-week fiscal year while fiscal 2019 and 2018 are 52-week fiscal years. Our fiscal 2020 ended on January 3, 2021, fiscal 2019 ended on December 29, 2019, and fiscal 2018 ended on December 30, 2018.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; allowances for doubtful accounts receivable; inventory and project asset write-downs; stock-based compensation; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; economic useful lives of property, plant, and equipment and intangible assets; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; residual value of solar power systems, including those subject to residential operating leases; valuation of contingencies such as accrued warranty; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Sale-Leaseback Arrangements
We enter into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back by us over lease terms of up to 25 years.
We classify our initial sale-leaseback arrangements of solar power systems as operating leases in accordance with the underlying accounting guidance on leases. We may sell our lessee interests in these arrangements in entirety before the end of the underlying term of the leaseback.
For all sale-leaseback arrangements classified as operating leases, any gain on sale up to the difference in the cost basis and fair value is recognized immediately. Any amount in excess of the proceeds compared to the fair value of the solar power systems is deferred and recognized over the term of the lease. Failed sale-leaseback arrangements are accounted for under the financing method. The proceeds received from the sale of the solar power systems are recorded as financing liabilities. The financing liabilities are subsequently reduced by our payments to lease back the solar power systems, less interest expense calculated based on our incremental borrowing rate adjusted to the rate required to prevent negative amortization. Refer to Note 5. Business Divestiture and Sale of Assets for details of the sale of our commercial sale-leaseback portfolio during fiscal 2020.

Arrangements with SunPower as a Lessor
Solar Services

We offer solar services, in partnership with third-party financial institutions, which allows our residential customers to obtain continuous access to SunPower solar power systems under contracts for terms of up to 20 years. Solar services revenue is primarily comprised of revenue from such contracts wherein we provide continuous access to an operating solar system to third parties. These arrangements are being accounted for under ASC 606.

We also apply for and receive Solar Renewable Energy Credits ("SRECs") associated with the energy generated by our solar energy systems and sell them to third parties in certain jurisdictions. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed and is generally recognized upon delivery of the SRECs to the counterparty.

We typically provide a system output performance warranty, separate from our standard solar power systems and workmanship warranty, to our solar services customers. In connection with system output performance warranties, we agree to pay liquidated damages in the event the system does not perform to the stated specifications, with certain exclusions. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer an amount based on the value of the shortfall of energy produced relative to the applicable warrantied performance level. Such liquidated damages represent a form of variable consideration and are estimated at contract inception and updated at each reporting period and recognized over time as customers receive and consume the benefits of the solar services.

There are rebate programs offered by utilities in various jurisdictions and are issued directly to homeowners based on the lease agreements; the homeowners assign these rights to rebate to us. These rights to rebate are considered non-cash consideration, measured based on the utilities' rebates from the installed solar panels on the homeowners' roofs, and recognized over the lease term.
Revenue from solar services contracts entered into prior to the adoption of ASC 842 were accounted for as leases under the superseded lease accounting guidance and reported within ‘Residential Leasing’ on the consolidated statement of operations.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. During fiscal 2020, we recorded no fair value adjustment to our equity investments with Fair Value Option ("FVO"). The fair value adjustment was included within "equity in losses of unconsolidated investees" in our consolidated statements of operations for the year ended January 3, 2021 (see Note 8. Fair Value Measurements).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. Our comprehensive income (loss) for each period presented is comprised of (i) our net income (loss); (ii) foreign currency translation adjustment of our foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the applicable period; (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges; and (iv) net gain (loss) on long-term pension liability adjustment.

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

We maintain cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business.

Financial Instruments - Credit Losses

Effective December 30, 2019, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to the section Recently Adopted Accounting Pronouncements below.

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

As of January 3, 2021, we reported $108.9 million of accounts receivable, net of allowances of $15.4 million. Based on the aging analysis as of January 3, 2021, 83% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 6. Balance Sheet Components for more details on changes in allowance for credit losses. We have not seen significant changes to the recovery rate of our accounts receivables as a result of the COVID-19 pandemic, but we are continuing to actively monitor the impact of the COVID-19 pandemic on our expected credit losses.

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

We evaluate the terms of our long-term inventory purchase agreements with suppliers for the procurement of solar panels and microinverters and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or net realizable value adjustments, forfeiture of advanced deposits, and liquidated damages. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. Our classification of our inventory as either current or long-term inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months. (See Note 6. Balance Sheet Components).

Financing Receivables

Prior to the sale of our residential lease assets in fiscal 2018 and 2019, all leases were classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Since the sale of the substantial majority of such assets, we have a small portfolio of these assets that we continue to hold and test for impairment on regular basis in accordance with the applicable accounting framework.

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

Our evaluation of the recoverability of these financing receivables is based on an evaluation of the likelihood, based on current information and events, of whether we will be able to collect all amounts due according to the contractual terms of the underlying lease agreements. In accordance with this evaluation, we recognize an allowance for losses on financing receivables based on our estimate of the amount equal to the probable losses net of recoveries. The combination of the leased solar power systems discussed in the preceding paragraph together with the lease financing receivables is referred to as the "Residential Lease Portfolio."

During fiscal 2020, we continued to perform the recoverability test for assets in the residential assets, similar to prior years, and recorded an immaterial impairment. See Note 7. Solar Services for additional information on the related impairment charge.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers and those associated with sale-leaseback transactions under the financing method, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Solar power systems leased to residential customers are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Leasehold improvements	1 to 20
Manufacturing Equipment and Tools	7 to 15
Computer equipment	2 to 7
Solar power systems	30
Furniture and fixtures	3 to 5

Interest Capitalization

The interest cost associated with major development and construction projects is capitalized and included in the cost of the property, plant, and equipment or project assets. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our weighted-average cost of borrowed money.

Long-Lived Assets Impairment

We evaluate our long-lived assets, including property, plant, and equipment, solar power systems leased and to be leased, and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing such groupings and levels. We then compare the estimated future undiscounted net cash flows expected to be generated by the asset group (including the eventual disposition of the asset group at residual value) to the asset group’s carrying value to determine if the asset group is recoverable. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, we record an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. For additional information on the impairment charge recorded in fiscal 2020 and 2019, and the underlying fair value assumptions, see Note 7. Solar Services.

Product Warranties

We provide a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for previously SunPower-manufactured microinverters. We also warrant our installed systems for defective materials and workmanship for periods ranging up to 25 years. We pass through to customers warranties from the original equipment manufacturers of certain system components such as solar panels, monitoring equipment and inverters. For such components, our warranties may exceed the warranty coverage from the original equipment manufacturers. For solar energy systems we do not install directly, we receive workmanship warranties from our solar partners.

In addition, we also provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services which expires upon termination of the post-installation monitoring and maintenance services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates or if there are delays in our responsiveness to outages, we may be required to revise our estimated warranty liability. Historically, warranty costs have been within management’s expectations (see Note 10. Commitments and Contingencies).

Revenue Recognition

Solar Power System Sales and Engineering, Procurement, and Construction Services

We sell rooftop and ground-mounted solar power systems under construction and development agreements to our residential and commercial customers. In contracts where we sell completed systems as a single performance obligation, primarily to our joint venture for residential projects, we recognize revenue at the point-in-time when such systems are placed in service. Any advance payments received before control is transferred is classified as "contract liabilities."

Engineering, procurement, and construction ("EPC") projects governed by customer contracts that require us to deliver functioning solar power systems are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material, labor, and subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design. Cost-based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete the projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

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

Operations and Maintenance

We offer our customers various levels of post-installation operations and maintenance ("O&M") services to our residential as well as commercial business with the objective of optimizing our customers' electrical energy production over the life of the system. We determine that the post-installation systems monitoring and maintenance qualifies as a separate performance obligation. Post-installation monitoring and maintenance is deferred at the time the contract is executed, based on the estimate of selling price on a standalone basis, and is recognized to revenue over time as customers receive and consume benefits of such services. The non-cancellable term of the O&M contracts are typically 90 days for commercial and residential customers and 180 days for power plant customers.

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

Subsequent to the sale of O&M business in the second quarter of fiscal 2020, we sold a substantial majority of our commercial O&M contracts except for selected large utility scale power plant projects in North America at a fixed price to NovaSource that were not sold. Refer to Note 5. Business Divestiture and Sale of Assets for further details. We continue to provide O&M services to our residential customers.

Stock-Based Compensation

We provide stock-based awards to our employees, executive officers, and directors through various equity compensation plans including our employee stock option and restricted stock plans. We measure and record compensation expense for all stock-based payment awards based on estimated fair values. The fair value of restricted stock awards and units is based on the market price of our common stock on the date of grant. We have not granted stock options since fiscal 2008. Under current accounting guidance, we have made a policy election to estimate forfeitures at the date of grant, and we update such estimate on an annual basis. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are required to be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Accounting for Business Divestiture

From time to time, we may dispose of significant assets or portions of our business by sale or exchange for other assets. In accounting for such transactions, we apply the applicable accounting guidance under U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. Our assessment includes whether such disposal represents a significant strategic shift in our operations and on the extent of our continuing involvement in relation to that portion of our business. We evaluate the significance of our intended divestiture transactions in relation to our consolidated financial measures to determine whether a disposal of assets or a business qualifies as discontinued operations. For additional details see Note 5. Business Divestiture and Sale of Assets. We recognize disposal related costs that are not part of divestiture consideration as general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $6.4 million, $6.7 million, and $5.9 million, in fiscal 2020, 2019, and 2018, respectively.

Research and Development Expenses

Research and development expense consists primarily of salaries and related personnel costs, depreciation, and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. All research and development costs are expensed as incurred. Research and development expenses are reported net of contributions under contracts with governmental agencies because such contracts are considered collaborative arrangements.

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

We include gains or losses from foreign currency transactions in "Other, net" in the consolidated statements of operations with the other hedging activities.

Concentration of Credit Risk

We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Financial and derivative instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, we enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than nine months. We regularly evaluate the credit standing of our counterparty financial institutions.

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

As of January 3, 2021, we had one customer that accounted for 11.1% of our accounts receivable balance. As of December 29, 2019, one customer accounted for 10.0% of our accounts receivable balance.

We had two different customers that accounted for 46.9% and 11% of our "Construction costs in excess of billing" balance as of January 3, 2021. We had two different customers that accounted for 25.3% and 20.5% of our "Construction costs in excess of billing" balance as of December 29, 2019 on our consolidated balance sheets. As of January 3, 2021 and December 29, 2019, our "Construction costs in excess of billing" balance was $62.9 million and $47.6 million, respectively.

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

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as "Equity in earnings (losses) of unconsolidated investees" on the consolidated statements of operations. We monitor our investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and record reductions in carrying values when necessary. The fair value of privately-held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds.

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners to mitigate volatility in reported earnings that results from the use of different measurement attributes. We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs (See Note 6. Balance Sheet Components, Note 8. Fair Value Measurements, and Note 11. Equity Investments).

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

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. We adopted the ASU during the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.

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

In August 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105. The amendments are effective on November 9, 2020. The final rule seeks to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. The amendments update these rules to improve disclosure for investors and to simplify compliance for registrants, and ultimately are intended to improve the readability of disclosure documents, as well as discourage repetition and the disclosure of information that is not material. We incorporated the effects of the final rule in our Form 10-K for the fiscal year ended January 3, 2021.

In January 2021, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10890, Modernization of Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. The amendments are effective on February 10, 2021. The final rule seeks to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the final rule is eliminating the requirement for Selected Financial Data, streamlining the requirement to disclose Supplementary Financial Information, and amending Management's Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”). These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants. We incorporated the effects of the final rule in our Form 10-K for the fiscal year ended January 3, 2021.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendment clarifies accounting for equity investments and non-derivative forward contracts or purchased call options under ASC 321. ASU 2020-01 is effective no later than the first quarter of fiscal 2021 and the ASU should be applied prospectively. While we are still evaluating the impacts of the provisions of ASU 2020-01 on our financial statements and disclosures, the impact is not expected to be material.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment reduces the number of accounting models used for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features separately recognized from the host contracts. ASU 2020-06 is effective no later than the first quarter of fiscal 2022. Early adoption is permitted no earlier than the first quarter of fiscal 2021, and the ASU should be applied retrospectively. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our financial statements and disclosure.

Note 2. DISCONTINUED OPERATIONS

Maxeon Solar Separation Transaction

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. The Spin-Off was completed by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of our common stock (the “Distribution”) as of the close of business on August 17, 2020.

Immediately after the Distribution, Maxeon Solar and Tianjin Zhonghuan Semiconductor Co., Ltd., a PRC joint stock limited company (“TZS”), completed the transaction in which Zhonghuan Singapore Investment and Development Pte. Ltd., a Singapore private limited company and an affiliate of TZS, purchased from Maxeon Solar, for $298.0 million, 8,915,692 additional ordinary shares of Maxeon Solar (the “TZS Investment”), representing approximately 28.848% of the outstanding ordinary shares of Maxeon Solar after giving effect to the Spin-Off and the TZS Investment.

Shortly after the Spin-Off, Maxeon Solar paid us $125.0 million for the transfer of certain intellectual property and reimbursement of transaction expenses in accordance with the Separation and Distribution Agreement entered into between us and Maxeon Solar in connection with the Spin-Off.

In connection with the Spin-Off, and as contemplated by the Separation and Distribution Agreement entered into by us and Maxeon Solar, we and Maxeon Solar entered into certain ancillary agreements that govern the relationships between the Company and Maxeon Solar following the Distribution, including: a tax matters agreement, employee matters agreement, transition services agreement, back-to-back agreement, brand framework agreement, cross license agreement, collaboration agreement, and supply agreement (collectively, the “Ancillary Agreements”), each as previously described in our announcement of the contemplated transaction. For the descriptions of the Ancillary Agreements and the full text of such agreements, refer to our Current Report on Form 8-K and exhibits filed with the SEC on August 27, 2020.

Under the transition services agreement, Maxeon Solar and SunPower will provide various administrative services and assets to each other through August 26, 2021 with an option to extend for up to an additional 180 days. Services to be provided include, among others, certain services related to finance, accounting, business technology, human resources, facilities, document management and record retention, relationship and strategy management, module operations, and technical and quality support. In consideration for such services, Maxeon Solar and SunPower will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services, plus a standard markup, and subject to a 25% increase following an extension of the initial term (unless otherwise mutually agreed to by the parties). During the year ended January 3, 2021, we recorded $6.6 million of income associated with the transition services agreement. This was offset by $0.3 million of services provided by Maxeon Solar to us, resulting in a net reduction of operating expenses of $6.3 million, presented separately within operating expenses on the consolidated statement of operations.

The product collaboration agreement provides a framework for the development of next-generation Maxeon 7 panels, flex panels, single solar panels, and any other products that are agreed to by the parties. Each project that will occur under the agreement will be governed by written plans that will be agreed to by the parties. These plans will include agreed-upon budgets, cost allocations and resource responsibilities of the parties and will last a maximum of two years. We will have the sole right to manufacture the products developed under the agreement within the 50 states of the United States, the District of Columbia and Canada (the “Collaboration Territory”). Maxeon Solar will have the exclusive right to manufacture the products outside of the Collaboration Territory. For a period that will not be longer than two years commencing on the effective date or approval of a development plan for each developed product (the “Exclusivity Period”), we will have the exclusive right to sell, and Maxeon Solar will have the exclusive right to supply, each developed product in specified markets. For one year after the Exclusivity Period for each developed product, neither party will be permitted to enter into an exclusive supply relationship with a third party for the relevant developed product within those markets. In addition, after the Exclusivity Period, if either party intends to enter into a supply agreement for the developed product, the other party has a right of first offer or refusal. Any new intellectual property arising from the agreement will be owned by Maxeon Solar, subject to a sole license to us within the Collaboration Territory during the Exclusivity Period, and which will become non-exclusive after the Exclusivity Period. During the year ended January 3, 2021, we recorded an amount of $12.5 million reimbursable from Maxeon Solar under the product collaboration agreement, which is presented as a reduction of our R&D expense on the consolidated statement of operations.

The supply agreement, which reflects good faith negotiations between the parties, provides that we will purchase from Maxeon Solar certain designated products for use in residential and commercial solar applications in the Domestic Territory (as defined in the supply agreement). The supply agreement has a two-year term, subject to customary early termination provisions. Under the supply agreement, we are required to purchase certain minimum volumes of products during each calendar quarter of the term. The minimum volumes are specifically enumerated for different types of products, and for each subsequent period, and are established based on our forecasted requirements, subject to certain limitations. The parties will be subject to reciprocal penalties for failing to purchase or supply, as applicable, the minimum product volumes. The purchase price for each product will be fixed for 2020 and 2021 based on the power output (in watts) of the relevant product. For subsequent periods, the purchase price will be set based on a formula and fixed for the covered period.

The Spin-Off met the criteria for classification as “discontinued operations” in accordance with the guidance in ASC 205-20. Since Maxeon Solar was a major line of our business and formerly our global cell and module manufacturing platform, our global sales platform in Europe, and our distributed generation and power plant operations, the disposal represents a strategic shift that has major impacts on our current and historical financial results. Thus, in accordance with the guidance, we no longer consolidate the financial results of Maxeon Solar within our financial results of continuing operations. For all the periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the consolidated statement of operations and assets and liabilities of discontinued operations on the consolidated balance sheets.

The following table presents the assets and liabilities of Maxeon Solar as of December 29, 2019 presented as assets and liabilities of discontinued operations on the consolidated balance sheet:

(In thousands)	December 29, 2019
Assets:
Current Assets:
Cash and cash equivalents	$120,956
Restricted cash and cash equivalents, current portion	—
Restricted short-term marketable securities	6,187
Accounts receivable, net	98,598
Contract assets, current portion	—
Inventories	194,852
Advances to suppliers, current portion	75,545
Prepaid expenses and other current assets	34,489
Total current assets of discontinued operations	530,627

Property, plant and equipment, net	267,866
Operating lease right-of-use assets	10,559
Advances to suppliers, net of current portion	13,993
Other long-term assets	53,395
Total assets of discontinued operations	$876,440

Liabilities:
Current Liabilities:
Accounts payable	$234,697
Accrued and other current liabilities[1]	87,614
Operating lease liabilities, current portion	1,904
Contract liabilities, current portion	47,096
Short-term debt and current portion of long-term debt	60,383
Total current liabilities of discontinued operations	431,694
Long-term debt	1,487
Convertible debt, net of current portion	—
Contract liabilities, net of current portion	35,616
Long-term lease liability	9,432
Other long-term liabilities	46,526
Total liabilities of discontinued operations	$524,755

The following table presents financial results of Maxeon Solar presented as discontinued operations in our income statement in the corresponding periods:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Net revenues[1]	$357,164	$771,999	$523,774
Gross loss[1]	(26,609)	(37,573)	(445,578)
Operating expenses[2]	92,581	121,116	100,273
Operating loss	(119,190)	(158,689)	(545,851)
Loss before income taxes and equity in losses of unconsolidated investees	(125,599)	(165,040)	(532,135)
Provision for income taxes	3,191	(10,122)	1,050
Equity in losses of unconsolidated investees	(586)	(5,342)	(2,943)
Net loss from discontinued operations, net of taxes	(122,994)	(180,504)	(534,028)
Net income from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	(1,313)	(4,157)	266
Net loss from discontinued operations attributable to stockholders	$(124,307)	$(184,661)	$(533,762)

1 Excludes intersegment revenue and gross margin from sale of photovoltaic modules to SunPower prior to the Spin-Off, which was eliminated in consolidation.

2 Operating expenses include separation costs classified within discontinued operations.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Depreciation and amortization	$31,143	$45,399	$68,446
Stock-based compensation	5,402	7,134	8,580
Equity in losses of unconsolidated investees	586	5,342	2,943
(Gain) loss from sale of investments	—	(6,275)	2,212
Purchases of property, plant and equipment	10,707	41,905	28,357
Aged supplier financing balances reclassified from accounts payable to short-term debt	63,111	45,532	—

Note 3. TRANSACTIONS WITH TOTAL AND TOTAL SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total (the "Private Placement Agreement"), under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of January 3, 2021, ownership of our outstanding common stock by TOTAL SE and its affiliates was approximately 52%. Subsequent to the Spin-Off of Maxeon Solar on August 26, 2020, Total received a pro rata distribution of ordinary shares of Maxeon Solar and its percentage ownership of shares in SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies to Total Strong, LLC., a joint venture between Total and Hannon Armstrong. We recognized revenue of $6.2 million for sales to this joint venture, which is included within "Solar power systems, components, and other" on our consolidated statements of operations for fiscal 2019. During the fiscal year ended January 3, 2021, we recognized revenue of $127.9 million for sales to this joint venture, that included project companies sold in the previous quarters, and continued recognition of engineering, procurement and construction ("EPC") revenue for sales in the previous quarters, which is included within "Solar power systems, components, and other" on our consolidated statements of operations.

Affiliation Agreement

We and Total have entered into an Affiliation Agreement that governs the relationship between Total and us (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, TOTAL SE, and any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers, or employees to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

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

Cooperation Agreement

In December 2020, we entered into a strategic Cooperation Framework Agreement (the "Cooperation Agreement") with Total that governs the ongoing relationship between us and Total (a majority owner of SunPower) with respect to development and sale of some future commercial solar power projects. The Cooperation Agreement lays the foundation for the potential of joint development of some projects and allows us and Total to expand investments in solar power projects to provide for future opportunities and investment volume.

Among other things, the Cooperation Agreement provides for –
•Our ability to sell projects to Total at pre-agreed model metrics;
•Our ability to obtain non-recourse financing of construction costs;
•Our ability to obtain financing of development costs as various milestones in the project development cycle are achieved;
•Exclusivity over our offering of various post-sale services for projects sold to Total or its affiliates;
•Our right to offer EPC services on some downstream generation projects being developed by Total

The Cooperation Agreement will remain in effect until December 31, 2023, unless otherwise terminated.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. Interest is payable on the 0.875% debentures due 2021 semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 0.875% debentures due 2021 was 20.5071 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $48.76 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 25.1388 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $39.78 per share). The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

We repurchased a portion of our outstanding 0.875% debentures due 2021 in the first and third quarters during fiscal 2020. On November 24, 2020, we announced a tender offer (the "Offer") to purchase any and all of our outstanding 0.875% debentures due 2021. On December 23, 2020, we announced the expiration and final results of the Offer. As of the expiration of the Offer, $238.9 million aggregate principal amount of the 0.875% debentures due 2021, representing approximately 79.23% of the total 0.875% debentures due 2021outstanding, including $193.6 million representing all of the aggregate principal amount of the debentures held by Total, were validly tendered (and not validly withdrawn). We accepted for purchase all Convertible Debentures that were validly tendered (and not validly withdrawn) pursuant to the Offer at the expiration of the Offer at a purchase price equal to $1,000 per $1,000 principal amount of the 0.875% debentures due 2021, plus accrued and unpaid interest.

In aggregate, during the fiscal year ended January 3, 2021, we purchased $337.4 million of aggregated principal amount of the 0.875% debentures due 2021 for cash proceeds of approximately $334.7 million, net. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $2.2 million in the fiscal year ended January 3, 2021, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the consolidated statement of operations.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of January 3, 2021, we had $47.6 million of "Contract assets," $2.5 million of "Contract liabilities," and $0.1 million of "Accounts receivable, net" on our consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

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

	As of
(In thousands)	January 3, 2021	December 29, 2019
Accounts receivable[1]	$76	$3,973
1 Refer to Note 10. Commitments and Contingencies

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Revenue:
Solar power systems, components, and other	$127,872	$6,343	$—
Cost of revenue:
Solar power systems, components, and other	95,458	5,174	—
Other income:
Gain on early retirement of convertible debt	1,857	—	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	13	329	5,312
Interest expense incurred on the 0.75% debentures due 2018	—	—	547
Interest expense incurred on the 0.875% debentures due 2021	1,238	2,188	2,188
Interest expense incurred on the 4.00% debentures due 2023	4,000	4,000	4,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for fiscal 2020, 2019, and 2018 along with the reportable segment for each category:

	Fiscal Year Ended
(In thousands)	January 3, 2021				December 29, 2019				December 30, 2018
Category	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenue	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenue	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenue
Solar power systems sales and EPC services	$823,684	$245,391	$6,109	$1,075,184	$707,877	$231,281	$72,366	$1,011,524	$517,086	$208,979	$156,590	$882,655
Operations and maintenance	—	8,036	20,603	28,639	—	10,785	40,841	51,626	—	—	47,447	47,447
Residential leasing	5,323	—	—	5,323	10,405	—	—	10,405	272,148	61	—	272,209
Solar services[1]	14,375	1,308	—	15,683	17,455	1,216	—	18,671	—		—	—
Revenue	$843,382	$254,735	$26,712	$1,124,829	$735,737	$243,282	$113,207	$1,092,226	$789,234	$209,040	$204,037	$1,202,311
1Upon adoption of ASC 842, revenues from residential leasing are being accounted for under ASC 606 and recorded under "Solar services" (see Note 1).

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

Our arrangements may contain clauses such as contingent repurchase options, liquidated damages for delays or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

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

Changes in estimates for sales of systems for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended January 3, 2021 and December 29, 2019 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million, calculated on a quarterly basis during the periods, were presented. Also, included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Fiscal Year Ended
(In thousands, except number of projects)	January 3, 2021	December 29, 2019	December 30, 2018
Increase in revenue from net changes in transaction prices	$2,838	$5,391	$—
Increase (decrease) in revenue from net changes in input cost estimates	(762)	6,233	(1,045)
Net increase (decrease) in revenue from net changes in estimates	$2,076	$11,624	$(1,045)

Number of projects	4	5	1

Net change in estimate as a percentage of aggregate revenue for associated projects	1.2%	11.6%	—%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to Note 6. Balance Sheet Components for further details.

During the year ended January 3, 2021, the increase in contract assets of $6.0 million was primarily driven by commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met. Of the total increase in contract assets, the decrease in management's estimate of variable consideration on power plant development projects sold in prior years was $7.3 million. During the year ended December 29, 2019, the increase in contract assets of $38.5 million was primarily driven by commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met. During the year ended January 3, 2021, the decrease in contract liabilities of $20.7 million was primarily due to revenue recognized from customer advances. During the year ended December 29, 2019, the increase in contract liabilities of $27.7 million was primarily due to higher volume of contracts waiting for revenue recognition. During the year ended December 29, 2019, we recognized revenue of $35.6 million that was included in contract liabilities as of December 30, 2018. During the year ended January 3, 2021, we recognized revenue of $97.8 million that was included in contract liabilities as of December 29, 2019.

The following table represents our remaining performance obligations as of January 3, 2021 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $163.0 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized[1]
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2021	76.8%
1Denotes average percentage of revenue recognized.

As of January 3, 2021, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $253.6 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BUSINESS DIVESTITURE AND SALE OF ASSETS

Sale of Operations and Maintenance Business

On May 14, 2020, we sold the substantial majority of our O&M ("Operations & Maintenance") services contracts for utility, commercial, and industrial scale photovoltaic power projects and related assets and liabilities to NovaSource Power Services ("NovaSource”) for total consideration of $36.3 million.

Upon closing, we received net cash consideration of $16.0 million, excluding certain hold-backs totaling in aggregate $15.0 million for certain retained obligations and contracts not novated as of closing. We assessed the recoverability of these holdbacks and included our best estimate of the amount recoverable in the future, in our calculation of net gain on sale. Additionally, we also agreed to retain and subcontract certain O&M contracts for selected large utility scale power plant projects in North America at a fixed price to NovaSource. The contracts were deemed loss-making on the closing date and accordingly, we recorded a liability for the expected loss to be recognized for these contracts that will be amortized over the expected period of loss of three years.

In evaluating the accounting treatment for this sale, the transaction was considered the sale of a business as defined in ASC 805, Business Combinations. We recorded a gain of $10.3 million, which was recorded "gain on business divestiture" in our consolidated statements of operations for the fiscal year ended January 3, 2021. We recorded $2.1 million of tax expense related to the sale during the fiscal year ended January 3, 2021. We also recorded $2.7 million of transaction expenses, which were expensed as incurred and included within “sales, general, and administrative expenses” in our consolidated statement of operations for the fiscal year ended January 3, 2021.

The assets and liabilities of our O&M business that were sold in the transaction are summarized below:

(In thousands)
Accounts receivable	$5,693
Contract assets, current portion	3,239
Prepaid expenses, other current assets, and cash	4,786
Other long-term assets	634
Total assets	14,352

Accounts payable	3,434
Contract liabilities, current portion	4,204
Other current liabilities	808
Other long-term liabilities	2,245
Total liabilities	10,691
Net assets	$3,661

Net proceeds received were as follows:

(In thousands)
Purchase price	$36,300
Holdback receivables, including contracts not novated	(15,000)
Working capital adjustment, upon close	(5,324)
Net proceeds received	$15,976

Net gain on sale for the fiscal year ended January 3, 2021 was as follows:

(In thousands)	Fiscal Year Ended
January 3, 2021
Net proceeds received	$15,976
Estimated receivable from amount held back for retained obligations	7,199
Liabilities for loss-making contracts retained	(6,026)
Book value of net assets sold	(3,661)
Working capital adjustment, post close	(3,154)
Net gain on sale	$10,334

Note 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	January 3, 2021	December 29, 2019
Accounts receivable, gross[1]	$124,402	$145,392
Less: allowance for doubtful accounts	(15,379)	(17,208)
Less: allowance for sales returns	(159)	(306)
Accounts receivable, net	$108,864	$127,878
1There is a lien on our accounts receivable of $61.9 million out of our consolidated accounts receivable, gross, as of January 3, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 12. Debt and Credit Sources.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Additions (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 3, 2021	$17,208	$524	$(2,353)	$15,379
Year ended December 29, 2019	12,656	671	3,881	17,208
Year ended December 30, 2018	23,545	12,267	(23,156)	12,656
Allowance for sales returns:
Year ended January 3, 2021	306	(147)	—	159
Year ended December 29, 2019	865	(559)	—	306
Year ended December 30, 2018	1,317	(452)	—	865

Inventories

	As of
(In thousands)	January 3, 2021	December 29, 2019
Raw materials [1]	$39,705	$36,072
Work-in-process [1]	143	948
Finished goods	170,734	126,385
Inventories2 3	$210,582	$163,405
1 Pertains to inventory at our U.S. manufacturing facilities in Hillsboro, Oregon that was retained post-Spin-Off and other components including micro-inverters and installation materials.

2A lien of $142.6 million exists on our gross inventory as of January 3, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 12. Debt and Credit Sources.

3 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets."

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	January 3, 2021	December 29, 2019
Deferred project costs	$26,996	$29,202
VAT receivables, current portion	1,174	2,989
Deferred costs for solar power systems	24,526	29,631
Other receivables	19,348	17,185
Prepaid taxes	205	462
Other	22,002	7,286
Prepaid expenses and other current assets	$94,251	$86,755

Property, Plant and Equipment, Net

	As of
(In thousands)	January 3, 2021	December 29, 2019
Manufacturing equipment	$17,134	$17,080
Leasehold improvements	29,385	22,237
Solar power systems[1]	30,110	29,192
Computer equipment	49,935	62,292
Furniture and fixtures	7,899	8,043
Construction-in-process	3,080	4,506
Property, plant and equipment, gross	137,543	143,350
Less: accumulated depreciation	(90,777)	(87,490)
Property, plant and equipment, net	$46,766	$55,860
1As a result of the adoption of ASC 842, all of our residential lease arrangements entered into on or after December 31, 2018 are excluded from the scope of the lease accounting guidance and are accounted for as service contracts in accordance with ASC 606. The related assets are recorded as "solar power systems" within "Property, plant and equipment, net" as of December 29, 2019.

Property, Plant and Equipment, Net, by Geography

	As of
(In thousands)	January 3, 2021	December 29, 2019
United States	$45,921	$54,923
Philippines	278	323
Other	567	614
Property, plant and equipment, net, by geography[1]	$46,766	$55,860
1Based on the physical location of the assets.

Other Long-term Assets

	As of
(In thousands)	January 3, 2021	December 29, 2019
Equity investments with readily determinable fair value	$614,148	$173,908
Equity investments without readily determinable fair value	801	801
Equity investments with fair value option	9,924	17,500
Long-term inventory[1]	27,085	48,214
Other	43,754	37,382
Other long-term assets	$695,712	$277,805
1 Entire balance consists of finished goods for Solar Sail. Refer to Note 11. Equity Investments for further discussion regarding Solar Sail.

Accrued Liabilities

	As of
(In thousands)	January 3, 2021	December 29, 2019
Employee compensation and employee benefits	$23,312	$28,354
Interest payable	8,796	10,161
Short-term warranty reserves	29,337	20,868
Restructuring reserve	2,808	6,085
Legal expenses	10,493	7,846
Taxes payable	25,968	18,365
Other	21,201	24,597
Accrued liabilities	$121,915	$116,276

Other Long-term Liabilities

	As of
(In thousands)	January 3, 2021	December 29, 2019
Deferred revenue[1]	$36,527	$40,246
Long-term warranty reserves	52,540	80,512
Unrecognized tax benefits	12,584	7,218
Long-term pension liability	5,185	2,894
Long-term deferred tax liabilities	13,468	246
Other	37,293	26,658
Other long-term liabilities	$157,597	$157,774
1Consists of advance consideration received from customers under the residential lease program for leases entered into prior to December 31, 2018, which continue to be accounted for in accordance with the superseded lease accounting guidance.

Accumulated Other Comprehensive Loss

	As of
(In thousands)	January 3, 2021	December 29, 2019
Cumulative translation adjustment	$9,635	$(12,250)
Net unrealized loss on derivative financial instruments	—	(1,238)
Net gain on long-term pension liability adjustment	(820)	3,976
Deferred taxes	(16)	—
Accumulated other comprehensive loss	$8,799	$(9,512)

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our consolidated balance sheets as of January 3, 2021 and December 29, 2019:

	As of
(In thousands)	January 3, 2021	December 29, 2019
Solar power systems leased and to be leased, net[1]:
Solar power systems leased	$115,620	$116,948
	115,620	116,948
Less: accumulated depreciation and impairment[2]	(65,219)	(62,610)
Solar power systems leased and to be leased, net	$50,401	$54,338
1Solar power systems leased and to be leased, net, are physically located exclusively in the United States.

2For the year ended January 3, 2021 and December 29, 2019, we recognized a non-cash impairment charge of zero and $4.0 million, respectively, on solar power systems leased and to be leased.

The following table presents our minimum future rental receipts on operating leases placed in service as of January 3, 2021:

(In thousands)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$68	$65	$65	$66	$66	$911	$1,241
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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of January 3, 2021 and December 29, 2019:

	January 3, 2021				December 29, 2019
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	$9,924	$9,924	$—	$—	$17,500	$17,500	$—	$—
Equity investments with readily determinable fair value	614,148	—	—	614,148	173,908	—	—	173,908
Total assets	$624,072	$9,924	$—	$614,148	$191,408	$17,500	$—	$173,908
Liabilities
Other long-term liabilities:
Interest rate swap contracts	$600	$—	$600	$—	$373	$—	$373	$—
Total liabilities	$600	$—	$600	$—	$373	$—	$373	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 11 Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considers estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the year ended January 3, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the year ended January 3, 2021.

(In thousands)	Beginning balance as of December 29, 2019	Equity Distribution[1]	Additional Investment[2]	Balance as of January 3, 2021
Equity investments with FVO	$17,500	$(7,724)	$148	$9,924
1 During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our consolidated balance sheet.

2 During the third quarter of fiscal 2020, we contributed a total of $0.1 million additional capital to purchase Class B member units in Ultralight 2 HoldCo, LLC.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of January 3, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2020
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$9,924	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$9,924

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For fiscal 2020 and 2019, we recorded a gain of $690.8 million and a gain of $158.3 million, respectively, within "other, net" in our consolidated statement of operations. During the year ended December 29, 2019, we sold one million of shares of Enphase common stock for cash proceeds of $20.6 million. During the fiscal year ended January 3, 2021, we sold an additional three million shares of Enphase common stock, in open market transactions for cash proceeds of $250.6 million. As of January 3, 2021, we retained 3.5 million shares of Enphase common stock.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of January 3, 2021 and December 29, 2019, there were no material items recorded at fair value.

Equity investments without readily determinable fair value

These equity investments are securities in privately-held companies without readily determinable market values. We periodically adjust the carrying value of our equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers, and rights and obligations of the securities we hold.

Note 9. RESTRUCTURING

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of recent changes to our business, including the previously announced planned Spin-Off of Maxeon Solar. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019 and is expected to be substantially completed by the end of 2022, we expect between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees in the legacy SunPower Technologies business unit and corporate have largely been informed, most of whom exited our company following the Spin-Off, and the remainder of which will exit upon completion of transition services. As the legacy SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. We expected to incur restructuring charges totaling approximately $16 million to $22 million, consisting primarily of severance benefits (between $8 million and $11 million) and retention benefits (between $8 million and $11 million) primarily associated with the retention of employees impacted by the Spin-Off transaction and certain key research and development employees. A substantial portion of such charges was incurred in the fourth quarter of fiscal 2019. As of January 3, 2021, we had incurred cumulative costs of approximately $10.1 million in restructuring charges.

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

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
December 2019 Restructuring Plan:
Severance and benefits	$2,678	$7,355	$—
Other costs[1]	6	41	—
Total December 2019 Restructuring Plan	2,684	7,396	—

February 2018 Restructuring Plan:
Non-cash asset impairment charges	—	5,874	—
Severance and benefits	—	(47)	6,309
Lease and related termination costs	(26)	554	—
Other costs[1]	11	818	77
Total February 2018 Restructuring Plan	(15)	7,199	6,386

Legacy Restructuring Plan:
Severance and benefits	(65)	30	1,357
Other costs[1]	—	2	1,988
Total Legacy Restructuring Plan	(65)	32	3,345
Total restructuring charges	$2,604	$14,627	$9,731
1Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the year ended January 3, 2021:

	Fiscal Year
(In thousands)	2019	Charges (Benefits)	(Payments) Recoveries	2020
December 2019 Restructuring Plan:
Severance and benefits	$5,822	$2,678	$(5,892)	$2,608
Other costs[1]	—	6	(6)	—
Total 2019 Restructuring Plan	5,822	2,684	(5,898)	2,608

February 2018 Restructuring Plan:
Severance and benefits	76	—	(6)	70
Lease and related termination costs	—	(26)	26	—
Other costs[1]	—	11	(11)	—
Total February 2018 Restructuring Plan	76	(15)	9	70

Legacy Restructuring Plans	187	(65)	8	130
Total restructuring reserve activities	$6,085	$2,604	$(5,881)	$2,808
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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Operating leases:
Operating lease expense	$14,128	$11,823
Sublease gain	(272)	(276)
Rent expense	$13,856	$11,547

Cash paid for amounts included in the measurement of lease liabilities
Cash paid for operating leases [1]	$18,984	$15,256
Right-of-use assets obtained in exchange for lease obligations[1]	$22,794	$111,142
Weighted-average remaining lease term (in years) - operating leases	7.6	8.5
Weighted-average discount rate - operating leases	9%	9%
1 Amounts for the fiscal years ended January 3, 2021 and December 29, 2019 include consolidated balances, including discontinued operations.

The future minimum lease payments to be paid under non-cancellable leases in effect at January 3, 2021, are as follows (in thousands):

As of January 3, 2021	Operating leases
2021	$14,164
2022	14,762
2023	11,781
2024	8,041
2025	4,399
Thereafter	24,772
Total lease payments	77,919
Less: imputed interest	(24,576)
Total	$53,343

As of January 3, 2021, we have additional operating leases that have not yet commenced with future minimum lease payments amounting to $27.0 million. These operating leases will commence in the third quarter of fiscal 2021 with lease terms of 16 years.

Purchase Commitments

In connection with the Spin-Off on August 26, 2020, we entered into a Supply Agreement with Maxeon Solar to purchase photovoltaic modules for a period of two years. Under the Supply Agreement, we are required to purchase certain minimum volumes of products during each calendar quarter of the term based on a fixed purchase price. We will be subject to penalties for failing to purchase the minimum product volumes.

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 3, 2021 are as follows:

(In thousands)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total[1]
Future purchase obligations	$286,402	$104,506	$33,148	$1,710	$775	$5,307	$431,848
1Total future purchase obligations were composed of $37.4 million related to non-cancellable purchase orders and $394.4 million related to long-term supply agreements.

Note that the future purchase obligations immediately above primarily consist of commitments to purchase photovoltaic modules from Maxeon Solar as well as commitments to purchase Module-Level Power Electronics ("MLPE") supplied by one vendor.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits, and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for fiscal 2020, 2019, and 2018:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance at the beginning of the period	$101,380	$121,512	$129,971
Accruals for warranties issued during the period	16,650	17,146	18,266
Settlements and adjustments during the period	(36,153)	(37,278)	(26,725)
Balance at the end of the period	$81,877	$101,380	$121,512

The warranty provision represents the warranty retained by SunPower, and excludes warranties of $34.6 million relating to product manufacturing defects and workmanship that were assumed by Maxeon Solar in connection with the Spin-Off on August 26, 2020 in accordance with the separation and distribution agreement.

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our consolidated balance sheets (see Note 6. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put-rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of January 3, 2021 and December 29, 2019, we had $9.1 million and $7.5 million, respectively, classified as "accrued liabilities," and $3.1 million and $2.8 million, respectively, classified as "other long-term liabilities" on our consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.6 million and $7.2 million as of January 3, 2021 and December 29, 2019, respectively. These amounts are included within "other long-term liabilities" on our consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations, and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration, or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we have provided indemnification to customers and investors under which we are contractually obligated to compensate these parties for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may re-determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs and Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies." We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of January 3, 2021, and December 29, 2019, our provision was $9.4 million and $8.3 million, respectively, primarily for tax related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement (the “Back-to-Back Agreement”) pursuant to which Maxeon Solar will effectively receive SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar will agree to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current or future net exposure under the Hemlock Agreements as of the end of fiscal year ended January 3, 2021. Maxeon Solar's remaining obligations under this contract amounts to $116.6 million and $125.8 million, for fiscal 2021 and fiscal 2022, respectively.

Pursuant to the Separation and Distribution Agreement, we also agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $1.9 million equal to the fair value of the guarantee provided as of the fiscal year ended January 3, 2021.

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

	As of
(In thousands)	January 3, 2021	December 29, 2019
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$614,148	$173,908
Total equity investments with readily determinable fair value	614,148	173,908
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	679	679
Total equity investments without readily determinable fair value	801	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC 1 2	7,645	8,000
SunStrong Partners, LLC 1 2	2,279	9,500
Total equity investment with fair value option	9,924	17,500
Total equity investments	$624,873	$192,209

1 During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our consolidated balance sheet.

2 During the third quarter of fiscal 2020, we contributed a total of $0.1 million additional capital to purchase Class B member units in Ultralight 2 HoldCo, LLC.

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

During the second quarter of fiscal 2020, we received a total of $7.7 million in cash proceeds. Proceeds of $7.2 million were received from SunStrong Partners and proceeds of $0.5 million were received from SunStrong. The distribution was in accordance with the original investment agreements for SunStrong Partners upon closing of the tax equity fund and was approved by the SunStrong Board of Directors on June 24, 2020. The distribution reduced our equity investment balance in SunStrong Partners and SunStrong classified in "other long-term assets" on our consolidated balance sheet.

During the third quarter of fiscal 2020, we established a new residential lease fund (“Ultralight 2”) for solar and storage systems. The fund was established under SunStrong Partners, our existing joint venture with Hannon Armstrong to form a new cash equity limited liability corporation. The new fund met the criteria for reassessment of SunStrong Partners under the VIE model. Based on the reassessment performed, the new fund did not change our prior conclusion that we are not the primary beneficiary of SunStrong Partners, and therefore, do not consolidate it in our consolidated financial statements.

We recorded an additional $0.1 million investment to establish Ultralight 2. In addition, we also recorded a $11.1 million receivable and $16.7 million customer advance recorded in "Contract liabilities, current portion" on our consolidated balance sheet.

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

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019
Summarized statements of operations information:
Revenue	123,772	72,595
Gross loss	(10,788)	(16,786)
Net income	52,483	1,374

	As of
(In thousands)	January 3, 2021	December 29, 2019
Summarized balance sheet information:
Current assets	93,752	225,576
Long-term assets	1,378,382	1,049,451
Current liabilities	48,126	125,601
Long-term liabilities	1,130,484	847,365
1Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Consolidated VIEs

Our sale of solar power systems to residential and commercial customers in the United States are eligible for ITC. Under current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems that commenced construction after December 31, 2019. With the recent extension of the ITC passed in January 2021, the current 26% ITC will continue for solar power systems that commence construction before December 31, 2022, before being reduced to 22% for solar power systems that commence construction after December 31, 2022, and permanently reduced to 10% for commercial projects and 0% for residential projects for solar power systems that commence construction after December 31, 2023. IRS guidance on the current law provides for the ability to obtain a safe harbor with respect to the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

In September 2019, we entered into the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 MWs of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expect to increase the volume in later years, for which Hannon Armstrong has extended a secured financing of up to $112.6 million as of January 3, 2021 (Refer to Note 12, Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.
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

Total revenue of the consolidated investees was $13.5 million for the fiscal year ended January 3, 2021. The assets of our consolidated investees are restricted for use only by the particular investee and are not available for our general operations. As of January 3, 2021, we had $103.9 million of assets from the consolidated investees.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	January 3, 2021	December 29, 2019
Accounts receivable	$16,767	$23,900
Accrued liabilities	7,996	7,540
Contract liabilities	27,426	29,599

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Revenues and fees received from investees for products/services[1]	201,130	109,512	9,717
1Includes a portion of proceeds received from tax equity investors in connection with 8point3 Energy Partners transactions during fiscal 2018.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our consolidated balance sheets:

	January 3, 2021				December 29, 2019
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$62,634	$62,531	$—	$62,531	$400,000	$—	$399,058	$399,058
4.00% debentures due 2023	425,000	—	422,443	422,443	425,000	—	421,201	421,201
CEDA loan	30,000	—	29,219	29,219	30,000	—	29,141	29,141
Non-recourse financing and other debt	126,283	97,059	27,228	124,287	131,244	44,473	83,199	127,672
	$643,917	$159,590	$478,890	$638,480	$986,244	$44,473	$932,599	$977,072

As of January 3, 2021, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Aggregate future maturities of outstanding debt	$161,071	$23,103	$425,736	$777	$820	$32,410	$643,917

Convertible Debt

The following table summarizes our outstanding convertible debt:

	January 3, 2021			December 29, 2019
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$62,531	$62,634	$64,018	$399,058	$400,000	$371,040
4.00% debentures due 2023	422,443	425,000	549,398	421,201	425,000	348,628
	$484,974	$487,634	$613,416	$820,259	$825,000	$719,668
1The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due June 1, 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. Interest is payable semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 0.875% debentures due 2021 was 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which was equivalent to an initial conversion price of approximately $48.76 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 25.1388 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $39.78 per share). The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.875% debentures due 2021. If not earlier repurchased or converted, the 0.875% debentures due 2021 mature on June 1, 2021.

We repurchased a portion of our outstanding 0.875% debentures due 2021 in the first and third quarters during fiscal 2020. On November 24, 2020, we announced a tender offer (the "Offer") to purchase any and all of our outstanding 0.875% debentures due 2021. On December 23, 2020, we announced the expiration and final results of the Offer, as of the expiration of the Offer, $238.9 million aggregate principal amount of the 0.875% debentures due 2021, representing approximately 79.23% of the total 0.875% debentures due 2021outstanding, including $193.6 million aggregate principal amount of the debentures held by Total, were validly tendered (and not validly withdrawn). We accepted for purchase all Convertible Debentures that were validly tendered (and not validly withdrawn) pursuant to the Offer at the expiration of the Offer at a purchase price equal to $1,000 per $1,000 principal amount of the 0.875% debentures due 2021, plus accrued and unpaid interest.

In aggregate, during the fiscal year ended January 3, 2021, we purchased $337.4 million, of aggregated principal amount of the 0.875% debentures due 2021 for cash proceeds of approximately $334.7 million, net. The purchases and early retirements resulted in a gain from extinguishment of debt of approximately $2.2 million in the fiscal year ended January 3, 2021, which represented the difference between the book value of the convertible notes, net of the remaining unamortized discount prior to repurchase and the reacquisition price of the convertible notes upon repurchase. The gain was recorded within “Other, net” on the consolidated statement of operations.

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

As of January 3, 2021, the if-converted value of the debentures due 2023 exceeds the outstanding principal amount by $12.6 million.

Other Debt and Credit Sources

Financing for Safe Harbor Panels Inventory
On September 27, 2019, we entered into a joint venture with Hannon Armstrong, to finance up to 200 MWs of panels inventory, preserving the 30% federal ITC for third-party owned commercial and residential systems and meeting safe harbor guidelines.
The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of January 3, 2021, we had $77.8 million outstanding under this facility.
Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As per the terms of the agreement, the Bonds can be fully retired at any time. However, the bonds are subject a 'make-whole' provision, wherein if retired prior to April 1, 2021, the Company has to 'make-whole' the bond holders for the full amount of unpaid interest through the term of the loan. Once the make-whole provision expires in April 2021, the bonds can be retired at par value. As of January 3, 2021, the fair value of the Bonds was $30.3 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

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

As of both January 3, 2021 and December 29, 2019, we had no outstanding borrowings under the Revolver. Subsequent to the year ended January 3, 2021, we have terminated our commitments under the 2019 Revolver with Credit Agricole. Consequently, all guarantee agreements were terminated with TOTAL SE.

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

As of January 3, 2021, and December 29, 2019, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $2.7 million and $3.6 million, respectively, which were fully collateralized with restricted cash on the consolidated balance sheets.

Other Facilities

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered into a Loan and Security Agreement with Bank of America, N.A, which, as amended on February 12, 2021, provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $75.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of March 29, 2024, if the balance of the revolver at the time is not zero, March 1, 2021 (a date that is 91 days prior to the maturity of our 0.875% debentures due 2021), if the balance of the revolver at the time is not zero, October 15, 2022 (a date that is 91 days prior to the maturity of our 4.00% debentures due 2023), or the termination of the commitments thereunder. If we pay the full outstanding balance 91 days before the maturity of our convertible debt, and maintain the outstanding balance at zero during that period of 91 days, as well as immediately after the repayment of the 0.875% debentures due 2021 and the 4.0% debentures due 2023, respectively, then the convert maturity does not trigger the termination of the revolver. We had a balance outstanding of $32.8 million as of January 3, 2021.

SunTrust Facility

On June 28, 2018, we entered in a Financing Agreement with SunTrust Bank, which provides a revolving credit facility in the maximum aggregate principal amount of $75.0 million. Each loan drawn from the facility bears interest at either a base rate of federal funds rate plus an applicable margin or a floating interest rate of LIBOR plus an applicable margin, and matures no later than three years. As of both January 3, 2021 and December 29, 2019, we had $75.0 million in borrowing capacity under this limited recourse construction financing facility. We had not drawn any amounts under this facility as of January 3, 2021.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale or ongoing operation of certain solar projects, including our residential leasing program, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. As of January 3, 2021, we had $15.1 million outstanding under these financings.

We also enter other debt arrangements to finance operations. The following presents a summary of these financing arrangements, including non-recourse debt:

	Aggregate Carrying Value[1]
(In thousands)	January 3, 2021	December 29, 2019	Balance Sheet Classification
Non-Recourse Projects:
Arizona loan[2]	$5,545	$6,111	Short-term debt and Long-term debt
Various construction project debt[3]	9,583	3,004	Short-term debt

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.2 In fiscal 2013, we entered into a financing agreement with PNC Energy Capital, LLC to finance our construction projects. Interest is calculated at a per annum rate equal to LIBOR plus 4.13%.
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

Note 13. RELATED PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar including the transition services agreement, supply agreement, and product collaboration agreement.

The below table summarizes our transactions with Maxeon Solar for the fiscal year ended January 3, 2021:

Fiscal Year Ended
(In thousands)	January 3, 2021
Purchases of photovoltaic modules (recorded in cost of revenue)	$96,217
Research and development expenses reimbursement	$12,473
Income from transition services agreement, net	$6,260

We had the following balances related to transactions with Maxeon Solar as of January 3, 2021:

Fiscal Year Ended
(In thousands)	January 3, 2021
Prepaid and other current assets	$3,486
Accrued liabilities	$4,634
Accounts payable	$32,591

Note 14. INCOME TAXES

In the year ended January 3, 2021, our income tax provision of $57.5 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $654.6 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments. In the year ended December 29, 2019, our income tax provision of $16.5 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $191.0 million was primarily due to expenses from foreign power plant projects and tax expenses in foreign jurisdictions unrelated to Maxeon that were profitable. In the year ended December 30, 2018, our income tax provision of $2.1 million on income from continuing operations was primarily due tax expenses in foreign jurisdictions unrelated to Maxeon that were profitable.

In the year ended January 3, 2021, our income tax benefit of $3.2 million on a loss from discontinuing operations before income taxes and equity in earnings of unconsolidated investees of $125.6 million was primarily due to allocation of the state tax benefit related to discontinued operations, offset by foreign taxes in foreign jurisdictions that were profitable. In the year ended December 29, 2019, our income tax provision of $10.1 million on a loss from discontinuing operations before income taxes and equity in earnings of unconsolidated investees of $165.0 million was primarily due to tax expenses in foreign jurisdictions that were profitable. In the year ended December 30, 2018, our income tax benefit of $1.1 million for discontinued operations was primarily due to releases of valuation allowance in a foreign jurisdiction and tax reserves due to lapse of statutes of limitation offset by income tax expenses in foreign jurisdictions that were profitable.

 The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$660,029	$139,420	$(349,880)
Non-U.S. income (loss)	(5,460)	51,588	(16,656)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$654,569	$191,008	$(366,536)
Provision for income taxes:
Current tax benefit (expense)
Federal	(846)	(328)	(1,155)
State	(35,383)	(370)	(553)
Foreign	(7,900)	(15,283)	1,334
Total current tax expense	(44,129)	(15,981)	(374)
Deferred tax benefit (expense)
Federal	—	(100)	—
State	(13,716)	—	—
Foreign	296	(428)	(1,686)
Total deferred tax benefit (expense)	(13,420)	(528)	(1,686)
Benefit from (provision for) income taxes	$(57,549)	$(16,509)	$(2,060)

The benefit from (provision for) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Statutory rate	21%	21%	21%
Tax benefit (expense) at U.S. statutory rate	$(137,459)	$(40,112)	$76,973
Foreign rate differential	(3,694)	(5,193)	(6,588)
State income taxes, net of benefit	(43,948)	(370)	(395)
Section 956 and Subpart F	(2,431)	(4,774)	(1,516)
Tax credits (investment tax credit and other)	1,323	2,684	4,727
Change in valuation allowance	201,660	35,439	(63,520)
Unrecognized tax benefits	(6,977)	(821)	1,158
Non-controlling interest income	—	(4,482)	(22,763)
Global intangible low-taxed income (“GILTI”)	(794)	3,088	12,543
Section 163L interest	(1,189)	(1,299)	(1,432)
Maxeon Spin-Off taxable gain	(54,537)	—	—
Other, net	(9,503)	(668)	(1,247)
Total	$(57,549)	$(16,509)	$(2,060)

	As of
(In thousands)	January 3, 2021	December 29, 2019
Deferred tax assets:
Net operating loss carryforwards	$153,931	$235,346
Tax credit carryforwards	49,548	52,358
Reserves and accruals	54,052	56,236
Stock-based compensation stock deductions	3,242	3,923
Basis difference on third-party project sales	68,108	58,109
Identified intangible assets	6,502	5,607
Other	1,191	17,629
Total deferred tax assets	336,574	429,208
Valuation allowance	(141,715)	(337,753)
Total deferred tax assets, net of valuation allowance	194,859	91,455
Deferred tax liabilities:
Fixed asset basis difference	(20,691)	(20,302)
Investment in Enphase	(157,142)	(37,640)
Other	(28,257)	(30,731)
Total deferred tax liabilities	(206,090)	(88,673)
Net deferred tax asset	$(11,231)	$2,782

As of January 3, 2021, we had federal net operating loss carryforwards of $498.0 million for tax purposes, of which $141.3 million was generated in fiscal 2018 and thereafter and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). The remaining federal net operating loss carry forward of $356.7 million, which were generated prior to 2018, will expire at various dates from 2035 to 2037. As of January 3, 2021, we had California state net operating loss carryforwards of approximately $863.1 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had credit carryforwards of approximately $69.9 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $4.0 million for state tax purposes, which entirely relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2023 to 2040, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

As of the end of fiscal year 2020, as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

On June 29, 2020, the California Assembly Bill (“AB 85”) suspended the use of California net operating loss deduction and limited the maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. In addition, states legislatures are considering limitations on tax attributes in order to raise tax revenues. As a result, our state income tax may increase if more states adopt restrictions on the use of tax attributes.

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States and Mexico was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize the U.S. net deferred tax assets aside from the state net operating losses that can be carried back to prior year tax returns. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for continuing operations for fiscal 2020 and 2019 was $196.0 million and $33.1 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations during fiscal 2020, 2019, and 2018 is as follows:

	Fiscal Year
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Balance, beginning of year	$73,439	71,765	72,448
Additions for tax positions related to the current year	15,179	137	207
Additions for tax positions from prior years	41	1,624	451
Reductions for tax positions from prior years/statute of limitations expirations	(1,634)	(28)	(1,339)
Foreign exchange (gain) loss	(72)	(59)	(2)
Balance at the end of the period	$86,953	$73,439	$71,765

Included in the unrecognized tax benefits at fiscal 2020 and 2019 for continuing operations is $16.3 million and $5.2 million, respectively, that if recognized, would result in a reduction of our effective tax rate. The amounts differ from the long-term liability recorded of $12.6 million and $7.2 million as of fiscal 2020 and 2019, respectively, primarily due to California marked to market deferred tax liability for fiscal 2020, and accrued interest & penalties for fiscal 2019.

We believe that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•commencement, continuation or completion of examinations of our tax returns by the U.S. or foreign taxing authorities; and
•expiration of statutes of limitation on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Uncertainties include, but are not limited to, the impact of legislative, regulatory, and judicial developments, transfer pricing and the application of withholding taxes. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory, and judicial developments in the countries in which we do business. We determined that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interests and Penalties

We accrue interest and penalties on tax contingencies and classify them as "provision for income taxes" in our consolidated statements of operations. Accrued interest as of January 3, 2021 and December 29, 2019 was approximately $2.4 million and $2.0 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

We file tax returns in each jurisdiction in which we are registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid. The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 3, 2021:

Tax Jurisdictions	Tax Years
United States	2010 and onward
California	2002 and onward
Philippines	2011 and onward

Additionally, certain pre-2010 U.S. corporate tax returns and pre-2002 California tax returns are not open for assessment, but the tax authorities can adjust net operating loss and credit carryovers that were generated.

We are under tax examinations in various jurisdictions. We do not expect the examinations to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 15. COMMON STOCK

Common Stock

Voting Rights - Common Stock

All common stockholders are entitled to one vote per share on all matters submitted to be voted on by our stockholders, subject to the preferences applicable to any preferred stock outstanding.

Dividends - Common Stock

All common stockholders are entitled to receive equal per share dividends when and if declared by the Board of Directors, subject to the preferences applicable to any preferred stock outstanding. Certain of our debt agreements place restrictions on us and our subsidiaries’ ability to pay cash dividends.

Shares Reserved for Future Issuance Under Equity Compensation Plans

We had shares of common stock reserved for future issuance as follows:

(In thousands)	January 3, 2021	December 29, 2019
Equity compensation plans	17,953	12,117

Note 16. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

Diluted weighted-average shares is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury-stock method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, and the outstanding senior convertible debentures.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Fiscal Year Ended
(In thousands, except per share amounts)	January 3, 2021	December 29, 2019	December 30, 2018
Basic net income (loss) per share:
Numerator:
Net income attributable to stockholders - continuing operations	$599,355	$206,820	$(277,329)
Net loss attributable to stockholders - discontinued operations	(124,307)	(184,661)	(533,762)
Net income (loss) attributable to stockholders	$475,048	$22,159	$(811,091)
Denominator:
Basic weighted-average common shares	169,801	144,796	140,825

Basic net income per share - continuing operations	$3.53	$1.43	$(1.97)
Basic net loss per share - discontinued operations	(0.73)	(1.28)	(3.79)
Basic net income (loss) per share	$2.80	$0.15	$(5.76)

Diluted net income (loss) per share[1]:
Numerator:
Net income attributable to stockholders - continuing operations	$599,355	$206,820	$(277,329)
Add: Interest expense on 4.00% debentures due 2023, net of tax	12,499	13,430	—
Add: Interest expense on 0.875% debentures due 2021, net of tax	1,824	2,765	—
Net income available to common stockholders - continuing operations	613,678	223,015	(277,329)
Net loss available to common stockholders - discontinued operations	$(124,307)	$(184,661)	$(533,762)
Denominator:
Basic weighted-average common shares	169,801	144,796	140,825
Effect of dilutive securities:
Restricted stock units	318	2,729	—
0.875% debentures due 2021	10,055	8,203	—
4.00% debentures due 2023	17,068	13,922	—
Dilutive weighted-average common shares:	197,242	169,650	140,825

Dilutive net income per share - continuing operations	$3.11	$1.31	$(1.97)
Dilutive net loss per share - discontinued operations	(0.63)	(1.09)	(3.79)
Dilutive net income (loss) per share	$2.48	$0.22	$(5.76)
1As a result of our net loss attributable to stockholders for fiscal 2018, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such periods.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Restricted stock units	3,250	929	5,699
Upfront warrants (held by Total)	—	—	9,532
4.00% debentures due 2023	—	—	13,922
0.75% debentures due 2018	—	—	4,975
0.875% debentures due 2021	—	—	8,203

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Cost of revenue	$3,113	$2,740	$2,390
Research and development	1,480	1,319	2,978
Sales, general, and administrative	14,961	15,741	14,268
Total stock-based compensation expense	$19,554	$19,800	$19,636

The following table summarizes the consolidated stock-based compensation expense by type of award:

	Fiscal Year Ended
(In thousands)	January 3, 2021	December 29, 2019	December 30, 2018
Restricted stock units	$19,087	$20,155	$19,564
Change in stock-based compensation capitalized in inventory	467	(355)	72
Total stock-based compensation expense	$19,554	$19,800	$19,636

As of January 3, 2021, the total unrecognized stock-based compensation related to outstanding restricted stock units was $37.4 million, which we expect to recognize over a weighted-average period of 2.4 years.

On August 26, 2020, we completed the spin-off (the “Spin-off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), by way of a pro rata distribution of all of the then-issued and outstanding ordinary shares, no par value, of Maxeon Solar to holders of record of our common stock as of the close of business on August 17, 2020. Each SunPower shareholder received one Maxeon Solar share for every eight SunPower shares such shareholder held as of the close of business on August 17, 2020, and cash in lieu of any fractional Maxeon Solar shares.

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

Equity Incentive Programs

Stock-based Incentive Plans

During fiscal 2019, SunPower had one stock incentive plan: the SunPower Corporation 2015 Omnibus Incentive Plan ("2015 Plan"). The 2015 Plan was adopted by our Board of Directors in February 2015 and was approved by stockholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year, 6 million shares, or such other number of shares as determined by our Board of Directors. In fiscal 2015, our Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. As of January 3, 2021, approximately 18.0 million shares were available for grant under the 2015 Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that we pay on behalf of our employees. During fiscal 2020, 2019, and 2018, we withheld 1.3 million, 0.8 million, and 0.7 million shares, respectively, to satisfy the employees' tax obligations. We have typically paid for such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock Units and Stock Options

The following table summarizes our non-vested restricted stock units' activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 30, 2018	7,660	$9.11
Granted	5,430	6.82
Vested[2]	(2,460)	9.65
Forfeited	(1,304)	8.28
Outstanding as of December 29, 2019	9,326	7.75
Granted	12,797	11.10
Vested[2]	(3,596)	9.88
Forfeited	(11,360)	7.07
Outstanding as of January 3, 2021	7,167	$13.75
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

Under the new segmentation, Residential, Light Commercial ("RLC") refers to sales of solar energy solutions previously included in the legacy SunPower Energy Services segment, including sales to our third-party dealer network and resellers, storage solutions, cash and loan sales and long-term leases directly to end customers. The Commercial and Industrial Solutions segment ("C&I Solutions") refers to direct sales of turn-key engineering, procurement and construction ("EPC") services, and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales which we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others." Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions, and Other segments. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues while Power Co refers to our post-system sale recurring services revenues, mainly from, asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I. The risk profile each of the revenue stream is different and therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Reclassifications of prior period segment information have been made to conform to the current period presentation.

One customer accounted for approximately 18% and 10% of total revenue primarily in our Residential, Light Commercial segment for the year ended January 3, 2021 and December 29, 2019, respectively. We did not have customers that accounted for greater than 10% of our total revenue in the years ended December 30, 2018.

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

Construction revenue on solar services contracts

Upon adoption of ASC 842 in the first quarter of fiscal 2019, revenue and cost of revenue on solar services contracts with residential customers are recognized ratably over the term of those contracts, beginning when the projects are placed in service. For segment reporting purposes, we recognize revenue and cost of revenue upfront based on the expected cash proceeds to align with the legacy lease accounting guidance. We believe it is appropriate to recognize revenue and cost of revenue upfront based on total expected cash proceeds as it better reflects our ongoing results as such method aligns revenue and costs incurred most accurately in the same period. Starting in the second quarter of fiscal 2020, we no longer had this non-GAAP measure.

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

Litigation

We may be involved in various instances of litigation, claims and proceedings that result in payments or recoveries. We exclude gains or losses associated with such events because the gains or losses do not reflect our underlying financial results in the period incurred. We also exclude all expenses pertaining to litigations over businesses that discontinued as a result of spin-off of Maxeon Solar, for which we are indemnifying them. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

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

Segment and Geographical Information

The following tables present segment results for fiscal 2020, 2019, and 2018 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our consolidated GAAP results, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant, and equipment, net by segment.

	Fiscal Year Ended
	January 3, 2021			December 29, 2019			December 30, 2018
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$824,065	$241,881	$6,527	$852,293	$211,495	$72,018	$788,765	$263,552	$149,510
Power Co	24,008	12,930	20,603	11,560	31,816	40,884	—	49,096	40,237
Intersegment revenue	—	—	38,444	—	—	43,713	—	—	—
Total segment revenue as reviewed by CODM	$848,073	$254,811	$65,574	$863,853	$243,311	$156,615	$788,765	$312,648	$189,747
Segment gross profit as reviewed by CODM	$156,083	$28,666	$(24,206)	$108,733	$7,147	$39,569	$130,317	$17,150	$(12,480)
Adjusted EBITDA	$67,228	$6,640	$(23,981)	$37,783	$(35,095)	$56,484	$169,071	$(12,427)	$(3,259)

Reconciliation of Segment Revenue to Consolidated GAAP Revenue	Fiscal Year Ended
(In thousands):	January 3, 2021	December 29, 2019	December 30, 2018
Total segment revenue as reviewed by CODM	$1,168,458	$1,263,779	$1,291,160
Adjustments to segment revenue:
Intersegment elimination	(38,444)	(43,713)	—
8point3 Energy Partners	—	—	8,588
Legacy utility and power plant projects	207	259	4,145
Legacy sale-leaseback transactions	—	45	(101,582)
Construction revenue on solar services contracts	(5,392)	(128,144)	—
Consolidated GAAP revenue	$1,124,829	$1,092,226	$1,202,311

Reconciliation of Segment Gross Profit to Consolidated GAAP Gross Profit	Fiscal Year Ended
(In thousands):	January 3, 2021	December 29, 2019	December 30, 2018
Segment gross profit	$160,543	$155,449	$134,987
Adjustments to segment gross profit:
Intersegment elimination	17,366	32,808	—
8point3 Energy Partners	—	—	8,337
Legacy utility and power plant projects	34	(993)	1,244
Legacy sale-leaseback transactions	(20)	4,763	(242)
Impairment of property, plant and equipment	(567)	—	(1,186)
Construction revenue on solar services contracts	(4,734)	(20,018)	—
Loss on sale and impairment of residential lease assets	1,860	1,703	14,846
Litigation	—	(709)	—
Stock-based compensation expense	(2,612)	(2,390)	(2,369)
Restructuring charges	12	—	—
Amortization of intangible assets	(4,755)	(7,135)	(7,120)
Consolidated GAAP gross profit	$167,127	$163,478	$148,497

Reconciliation of Segments EBITDA to Loss before income taxes and equity in earnings (losses) of unconsolidated investees	Fiscal Year Ended
(In thousands):	January 3, 2021	December 29, 2019	December 30, 2018
Segment adjusted EBITDA	$49,887	$59,172	$153,385
Adjustments to segment adjusted EBITDA:
8point3	—	—	8,485
Legacy utility and power plant projects	34	(993)	1,244
Legacy sale-leaseback transactions	(20)	(5,680)	(18,802)
Unrealized loss on equity securities	690,818	156,345	(6,375)
Impairment of property, plant, and equipment, and equity method investment	(567)	—	(13,682)
Construction revenue on solar services contracts	(4,734)	7,012	—
Loss on sale and impairment of residential lease assets	1,815	(25,636)	(227,507)
Litigation	(4,530)	(714)	—
Stock-based compensation expense	(19,554)	(19,800)	(19,635)
Amortization of intangible assets	(4,759)	(7,135)	(7,120)
Gain on business divestiture	10,476	143,400	59,347
Acquisition-related and other costs	(2,040)	(5,294)	(17,727)
Business reorganization costs	(1,537)	—	—
Gain on convertible debt repurchased	2,520	—	—
Restructuring charges	(2,592)	(14,110)	(5,113)
Non-cash interest expense	—	(3)	(68)
Equity in losses of unconsolidated investees	—	1,716	14,872
Net loss attributable to noncontrolling interests	(2,335)	(34,037)	(106,139)
Cash interest expense, net of interest income	(32,452)	(33,954)	(86,394)
Depreciation and amortization	(16,108)	(29,047)	(53,768)
Corporate	(9,753)	(234)	(41,539)
Income (loss) before income taxes and equity in loss of unconsolidated investees	$654,569	$191,008	$(366,536)

NOTE 19. SUBSEQUENT EVENTS
On January 7, 2021, we announced the closure of our manufacturing facility in Hillsboro, Oregon. We are taking steps to cease operations by first quarter of fiscal 2021 and complete the wind-down of the facility in early June while simultaneously looking into other options. These include selling the plant, exploring a joint venture option, or assessing potential partnerships. The decision will impact approximately 170 employees working at the facility, and we plan to provide all impacted employees with comprehensive separation packages, including severance, work transition assistance and six months of COBRA for continuation of health insurance coverage. We also plan to source and present open positions from other area employers, host a virtual job fair to assist in securing new employment, and encourage employees to apply for open positions at SunPower if they are willing to relocate.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share data)	January 3, 2021	September 27, 2020	June 28, 2020	March 29, 2020	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Revenue	$341,810	$274,806	$217,667	$290,546	$401,617	$286,042	$225,237	$179,330
Gross margin	$75,151	$37,140	$25,652	$29,184	$86,074	$45,495	$26,149	$5,760
Net income (loss) from continuing operations	$412,652	$109,680	$54,527	$20,161	$46,798	$13,466	$149,578	$(37,059)
Net loss from discontinued operations	$—	$(64,566)	$(36,129)	$(22,299)	$(40,820)	$(32,674)	$(39,504)	$(67,506)
Net income (loss)	$412,652	$45,114	$18,398	$(2,138)	$5,978	$(19,208)	$110,074	$(104,565)
Net income (loss) from continuing operations attributable to stockholders	$412,475	$109,450	$55,890	$21,540	$47,361	$18,644	$162,024	$(21,209)
Net loss from discontinued operations attributable to stockholders	$—	$(64,824)	$(36,512)	$(22,971)	$(41,920)	$(33,661)	$(40,565)	$(68,515)
Net income (loss) attributable to stockholders	$412,475	$44,626	$19,378	$(1,431)	$5,441	$(15,017)	$121,459	$(89,724)

Net income (loss) per share attributable to stockholders - basic
Continuing operations	$2.42	$0.64	$0.33	$0.13	$0.31	$0.13	$1.14	$(0.15)
Discontinued operations	—	(0.38)	(0.21)	(0.14)	(0.27)	(0.24)	(0.28)	(0.48)
Net income (loss) per share - basic	2.42	0.26	0.11	(0.01)	0.04	(0.11)	0.86	(0.63)

Net income (loss) per share attributable to stockholders - diluted
Continuing operations	$2.08	$0.57	$0.31	$0.12	$0.29	$0.12	$1.00	$(0.15)
Discontinued operations	—	(0.33)	(0.19)	(0.13)	(0.24)	(0.22)	(0.24)	(0.48)
Net income (loss) per share - diluted	2.08	0.24	0.12	(0.01)	0.05	(0.10)	0.76	(0.63)

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 3, 2021 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2021 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of January 3, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2021 annual meeting of stockholders.

We have adopted a code of ethics, titled Code of Business Conduct and Ethics, that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made it available, free of charge, on our website at www.sunpower.com, and if we amend it or grant any waiver under it that applies to our principal executive officer, principal financial officer, or principal accounting officer, we will promptly post that amendment or waiver on our website.

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2021 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2021 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2021 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2021 annual meeting of stockholders.
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
2.1
Separation and Distribution Agreement, dated November 8, 2019, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

3.1
Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

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

4.6
Indenture, dated as of July 17, 2020, between Maxeon Solar Technologies, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

4.7
Form of Global Note, representing Maxeon Solar Technologies, Ltd.’s 6.50% Green Convertible Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

4.8*	Description of securities registered under Section 12 of the Securities Exchange Act (Regulation S-K, Item 601(b)(4)(vi) and accompanying instructions)
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

10.42	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.
10.43	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.
10.44	Amendment No. 4 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.
10.45^
Equity Agreement and Release, dated as of June 25, 2018, by and between SunPower Corporation and Charles D. Boynton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2018).

10.46
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

10.47^	2019 Management Career Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2019).
10.48
Membership Interest Purchase Agreement, dated as of March 26, 2019, by and among SunPower Corporation, SunPower AssetCo, LLC, and Elizabeth Cady Lessee Holdco LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 10, 2019).

10.49^	Manavendra Sial - Final Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on August 1, 2019).
10.50
Investment Agreement, dated November 8, 2019, among SunPower Corporation, Maxeon Solar Technologies, Pte. Ltd., Tianjin Zhonghuan Semiconductor Co., Ltd. and, for the limited purposes set forth therein, Total Solar INTL SAS (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

10.51
Debenture Repurchase Agreement, dated February 14, 2020, by and between SunPower Corporation and Total Solar INTL SAS (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 8, 2020).

10.52
Prepaid Forward Share Purchase Confirmation, dated as of July 17, 2020, by and between Maxeon Solar Technologies, Ltd. and Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.53
Physical Delivery Forward Confirmation, dated as of July 17, 2020, by and between Maxeon Solar Technologies, Ltd. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.54
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

10.55
Term Facility Agreement, dated as of July 14, 2020, by and between Maxeon Solar Technologies, Ltd. and DBS Bank Ltd., as Facility Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.56
SunPower Philippines Facility Agreement, dated as of July 14, 2020, by and among SunPower Philippines Manufacturing Ltd., as the Borrower, the Lenders party thereto and DBS Bank Ltd. as the Facility Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.57
Working Capital Facility Agreement, dated as of July 14, 2020, by and among Maxeon Solar Technologies, Ltd., as the Borrower, the Lenders party thereto, and DBS Bank Ltd. as the Facility Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.58	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

10.59
2019 Management Career Transition Plan as amended July 24, 2020 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

10.60
Letter Agreement regarding Consent and Waiver Relating to Replacement Financing and Certain Other Matters, dated as July 9, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Pte. Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2020).

10.61
Letter Agreement Related to Purchase Price Deposit, dated as July 31, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form 20-F filed by Maxeon Solar Technologies, Ltd. with the Securities and Exchange Commission on July 31, 2020).

10.62
Tax Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed by Maxeon Solar on August 27, 2020 (the “Maxeon Solar Form 6-K”))

10.63	Employee Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.3 to the Maxeon Solar Form 6-K)
10.64	Transition Services Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.4 to the Maxeon Solar Form 6-K)
10.65	Supply Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.5 to the Maxeon Solar Form 6-K)
10.66	Back-to-Back Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.6 to the Maxeon Solar Form 6-K)
10.67	Brand Framework Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.7 to the Maxeon Solar Form 6-K)
10.68	Cross-License Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.8 to the Maxeon Solar Form 6-K)
10.69	Collaboration Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.9 to the Maxeon Solar Form 6-K)
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

Dated: February 19, 2021	By:	/s/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	Chief Executive Officer and Director	February 19, 2021
Thomas H. Werner	(Principal Executive Officer)

/S/ MANAVENDRA S. SIAL	Executive Vice President and Chief Financial Officer	February 19, 2021
Manavendra S. Sial	(Principal Financial Officer)

/S/ VICHHEKA HEANG	Vice President, Corporate Controller and Principal Accounting Officer	February 19, 2021
Vichheka Heang	(Principal Accounting Officer)

*	Director	February 19, 2021
Francois Badoual

*	Director	February 19, 2021
Catherine A. Lesjak

*	Director	February 19, 2021
Thomas R. McDaniel

*	Director	February 19, 2021
Julien Pouget

*	Director	February 19, 2021
Denis Toulouse

*	Director	February 19, 2021
Laurent Wolffsheim

*	Director	February 19, 2021
Franck Trochet

*	Director	February 19, 2021
Patrick Wood III

* By:  /S/ MANAVENDRA S. SIAL
Manavendra S. Sial
Power of Attorney