Form 10-Q
period 2021-04-04
SUNPOWER CORP
filed 2021-05-06
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of the registrant’s common stock as of April 30, 2021 was 172,521,148.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	April 4, 2021	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$213,105	$232,765
Restricted cash and cash equivalents, current portion	10,928	5,518
Short-term investments	325,380	—
Accounts receivable, net[1]	104,804	108,864
Contract assets[1]	114,029	114,506
Inventories	230,694	210,582
Advances to suppliers, current portion	3,852	2,814
Project assets - plants and land, current portion	9,746	21,015
Prepaid expenses and other current assets[1]	89,109	94,251
Total current assets	1,101,647	790,315

Restricted cash and cash equivalents, net of current portion	5,404	8,521
Property, plant and equipment, net	46,790	46,766
Operating lease right-of-use assets	62,722	54,070
Solar power systems leased, net	48,331	50,401
Advances to suppliers, net of current portion	2,813	—
Other intangible assets, net	298	697
Other long-term assets	326,766	695,712
Total assets	$1,594,771	$1,646,482

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable[1]	$156,552	$166,066
Accrued liabilities[1]	113,046	121,915
Operating lease liabilities, current portion	13,529	9,736
Contract liabilities, current portion[1]	60,385	72,424
Short-term debt	94,724	97,059
Convertible debt, current portion[1]	62,456	62,531
Total current liabilities	500,692	529,731

Long-term debt	86,436	56,447
Convertible debt, net of current portion[1]	422,749	422,443
Operating lease liabilities, net of current portion	42,340	43,608
Contract liabilities, net of current portion[1]	28,748	30,170
Other long-term liabilities	152,943	157,597
Total liabilities	1,233,908	1,239,996
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of April 4, 2021 and January 3, 2021	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 185,354 shares issued, and 172,264 shares outstanding as of April 4, 2021; 183,442 shares issued, and 170,428 shares outstanding as of January 3, 2021	172	170
Additional paid-in capital	2,691,423	2,685,920
Accumulated deficit	(2,133,239)	(2,085,246)
Accumulated other comprehensive income	8,897	8,799
Treasury stock, at cost: 13,090 shares of common stock as of April 4, 2021; 13,014 shares of common stock as of January 3, 2021	(207,596)	(205,476)
Total stockholders' equity	359,657	404,167
Noncontrolling interests in subsidiaries	1,206	2,319
Total equity	360,863	406,486
Total liabilities and equity	$1,594,771	$1,646,482
1 We have related-party balances for transactions made with Total SE and its affiliates, Maxeon Solar and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "prepaid expenses and other current assets," "other long-term assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt, net of current portion," and "contract liabilities, net of current portion" financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 8, Note 9, Note 10, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Revenue:
Solar power systems, components, and other[1]	$301,237	$285,289
Residential leasing	1,120	1,324
Solar services	4,041	3,933
	306,398	290,546
Cost of revenue:
Solar power systems, components, and other[1]	254,104	258,637
Residential leasing	601	1,296
Solar services	1,819	1,429
	256,524	261,362
Gross profit	49,874	29,184
Operating expenses:
Research and development[1]	5,015	7,768
Sales, general, and administrative	47,744	40,717
Restructuring charges	3,766	1,576
Gain on sale and impairment of residential lease assets	(226)	(274)
Income from transition services agreement, net[1]	(3,087)	—
Total operating expenses	53,212	49,787
Operating loss	(3,338)	(20,603)
Other income (expense), net:
Interest income	52	404
Interest expense[1]	(7,965)	(9,193)
Other, net	(43,471)	50,438
Other (expense) income, net	(51,384)	41,649
(Loss) income from continuing operations before income taxes and equity in earnings of unconsolidated investees	(54,722)	21,046
Benefit from (provision for) income taxes	5,224	(885)
Net (loss) income from continuing operations	(49,498)	20,161
Loss from discontinued operations before income taxes and equity in losses of unconsolidated investees	—	(21,560)
Provision for income taxes	—	(984)
Equity in earnings of unconsolidated investees	—	245
Net loss from discontinued operations, net of taxes	—	(22,299)
Net loss	(49,498)	(2,138)
Net loss from continuing operations attributable to noncontrolling interests	1,113	1,379
Net income from discontinued operations attributable to noncontrolling interests	—	(672)
Net loss attributable to noncontrolling interests	1,113	707
Net (loss) income from continuing operations attributable to stockholders	(48,385)	21,540
Net loss from discontinued operations attributable to stockholders	—	(22,971)
Net loss attributable to stockholders	$(48,385)	$(1,431)

Net (loss) income per share attributable to stockholders - basic:
Continuing operations	$(0.28)	$0.13
Discontinued operations	$—	$(0.14)
Net loss per share – basic	$(0.28)	$(0.01)

Net (loss) income per share attributable to stockholders - diluted:
Continuing operations	$(0.28)	$0.12
Discontinued operations	$—	$(0.13)
Net loss per share – diluted	$(0.28)	$(0.01)

Weighted-average shares:
Basic	171,200	168,822
Diluted	171,200	177,277

1We have related-party transactions with Total SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," "operating expenses: sales, general and administrative," "operating expenses: income transition services agreement, net," and "other income (expense), net: interest expense," "benefit from (provision for) income taxes" financial statement line items in our condensed consolidated statements of operations (see Note 2, Note 9, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net loss	$(49,498)	$(2,138)
Components of other comprehensive income (loss):
Translation adjustment	(2)	(775)
Net change in derivatives	147	1,688
Net gain (loss) on long-term pension liability obligation	—	(49)
Provision for income taxes	(47)	(141)
Total other comprehensive income	98	723
Total comprehensive loss	(49,400)	(1,415)
Comprehensive loss attributable to noncontrolling interests	$1,113	$707
Comprehensive loss attributable to stockholders	$(48,287)	$(708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)

	Three Months Ended April 4, 2021
	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 3, 2021	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486
Net loss	—	—	—	—	—	(48,385)	(48,385)	(1,113)	(49,498)
Other comprehensive income	—	—	—	—	98	—	98	—	98
Issuance of restricted stock to employees, net of cancellations	1,908	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	5,437	—	—	—	5,437	—	5,437
Bond/debentures conversion	4	—	155	—	—	—	155	—	155
Purchases of treasury stock	(76)	—	—	(2,120)	—	—	(2,120)	—	(2,120)
Other adjustments	—	—	(89)	—	—	392	303	—	303
Balances at April 4, 2021	172,264	$172	$2,691,423	$(207,596)	$8,897	$(2,133,239)	$359,657	$1,206	$360,863

	Three Months Ended March 29, 2020
	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net loss	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	$170	$2,668,704	$(199,543)	$(8,789)	$(2,451,110)	$9,432	$10,629	$20,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net loss	(49,498)	(2,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,849	16,892
Stock-based compensation	5,437	6,867
Non-cash interest expense	1,505	1,910
Equity in earnings of unconsolidated investees	—	(245)
Loss (gain) on equity investments with readily determinable fair value	44,730	(49,152)
Gain on retirement of convertible debt	—	(2,956)
Gain on sale of investments	(1,162)	—
Deferred income taxes	(3,901)	(349)
Other, net	(5,280)	289

Changes in operating assets and liabilities:
Accounts receivable	4,114	(17,880)
Contract assets	487	295
Inventories	(8,271)	(43,061)
Project assets	9,197	(8,881)
Prepaid expenses and other assets	1,429	18,635
Operating lease right-of-use assets	2,875	2,923
Advances to suppliers	(3,852)	8,936
Accounts payable and other accrued liabilities	(24,152)	(92,599)
Contract liabilities	(13,461)	(16,130)
Operating lease liabilities	(3,429)	(2,849)
Net cash used in operating activities	(40,383)	(179,493)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,964)	(6,213)
Cash paid for solar power systems	(635)	(610)
Cash received from sale of investments	1,200	—
Proceeds from sale of equity investment	—	46,149
Net cash provided by (used in) investing activities	(1,399)	39,326
Cash flows from financing activities:
Proceeds from bank loans and other debt	71,323	76,544
Repayment of bank loans and other debt	(35,076)	(65,730)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	9,754
Repayment of non-recourse residential and commercial financing	(9,713)	—
Cash paid for repurchase of convertible debt	—	(87,141)
Receipt of contingent asset of a prior business combination	—	423
Equity offering costs paid	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(2,118)	(6,914)
Net cash provided by financing activities	24,416	(73,992)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	$—	$(216)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(17,367)	(214,375)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period[1]	$246,804	$458,657
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period[1]	$229,437	$244,282

Non-cash transactions:
Costs of solar power systems funded by liabilities	$—	$1,184
Property, plant and equipment acquisitions funded by liabilities	$1,647	$2,385
Right-of-use assets obtained in exchange for lease obligations	$11,528	$12,461
Accounts payable balances reclassified to short-term debt	$—	$5,000
Contractual obligations satisfied by inventory	$—	$975
1The "Cash, cash equivalents, restricted cash and restricted cash equivalents" balance consisted of "cash and cash equivalents", "restricted cash and cash equivalents, current portion" and "restricted cash and cash equivalents, net of current portion" financial statement line items on the condensed consolidated balance sheets for the respective periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," the “Company,” "we," "us," or "our") is a leading solar technology and energy services provider that delivers complete solar solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of dealers and resellers that operate in both residential and commercial markets. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total," formerly Total Solar International SAS) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of Total SE (“Total SE,” formerly Total SA) (see “Note 2. Transactions with Total and Total SE).

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd., a Singapore public company limited by shares (“Maxeon Solar”), consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. As a result of the Spin-Off, we no longer consolidate Maxeon Solar within our financial results of continuing operations. For all the periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the condensed consolidated statements of operations.

Liquidity

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our 0.875% senior convertible debentures due June 1, 2021 (the "0.875% debentures due 2021"), of which an aggregate principal amount of $62.5 million was outstanding as of April 4, 2021. In addition, we have historically been successful in our ability to divest certain investments, including our investment in shares of Enphase Inc., and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives such as restructuring, to address our liquidity needs. Although we have historically been able to generate liquidity, we cannot predict, with certainty, the outcome of our actions to generate liquidity as planned.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 3, 2021 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as filed with the Securities and Exchange Commission ("SEC") on February 22, 2021, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The operating results for the three months ended April 4, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2021, is a 52-week fiscal year, while fiscal year 2020 was a 53-week fiscal year. The first quarter of fiscal 2021 ended on April 4, 2021, while the first quarter of fiscal 2020 ended on March 29, 2020.

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

Summary of Selected Significant Accounting Policies

Refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 for the full list of our significant accounting policies.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted the ASU during the first quarter of fiscal 2021. The adoption did not have a material impact on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU is an update to ASU 2020-04 issued by the FASB in March 2020 and is intended to clarify the scope of ASC 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is effective immediately upon issuance on January 7, 2021. We adopted the ASU during the first quarter of fiscal 2021. The adoption did not have any impact on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of April 4, 2021, ownership of our outstanding common stock by Total SE and its affiliates was approximately 51%. Subsequent to the spin-off of Maxeon Solar, Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares in SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies to Total Strong, LLC., a joint venture between Total and Hannon Armstrong. During the three months ended April 4, 2021, we recognized revenue of $15.1 million for sales to this joint venture, for continued recognition of engineering, procurement and construction ("EPC") revenue during the quarter, which is included within "Solar power systems, components, and other" on our consolidated statements of operations.

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

Cooperation Agreement

In December 2020, we entered into a strategic Cooperation Framework Agreement (the "Cooperation Agreement") with Total that governs the ongoing relationship between us and Total with respect to development and sale of certain future commercial solar power projects. The Cooperation Agreement lays the foundation for the potential to jointly develop certain projects and allows us and Total to expand investments in solar power projects to provide for future opportunities and investment volume.

Among other things, the Cooperation Agreement provides for:
•our obligation to offer and ability to sell certain projects to Total at pre-agreed model metrics;
•our ability to obtain non-recourse financing of construction costs;
•our ability to obtain financing of development costs as various milestones in the project development cycle are achieved;
•exclusivity over our offering of various post-sale services for projects sold to Total or its affiliates; and
•our right to offer EPC services on some downstream generation projects being developed by Total.

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

During the fiscal year ended January 3, 2021, we purchased $337.4 million of aggregate principal amount of the 0.875% debentures due 2021, including $250.0 million of principal amount representing the entire amount held by Total, for cash proceeds of approximately $334.7 million, net.

As of April 4, 2021, the outstanding principal amount of the 0.875% debentures due 2021 was $62.5 million, none of which was held by Total.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of April 4, 2021, we had $48.4 million of "Contract assets", $1.1 million of "Contract liabilities" and $0.2 million of "Accounts receivable, net" on our condensed consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and its Affiliates:

The following related-party balances and amounts are associated with transactions entered into with Total and its Affiliates. Refer to Note 9. Equity Investments for related-party transactions with unconsolidated entities in which we have a direct equity investment.

	As of
(In thousands)	April 4, 2021	January 3, 2021
Accounts receivable	$226	$76

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Revenue:
Solar power systems, components, and other	$15,105	$29,246
Cost of revenue:
Solar power systems, components, and other	12,361	27,849
Other income
Gain (loss) on early retirement of convertible debt	—	1,850
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	13
Interest expense incurred on the 0.875% debentures due 2021	—	404
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three months ended April 4, 2021, and March 29, 2020 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	April 4, 2021				March 29, 2020
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	$232,777	$62,992	$1,587	$297,356	$221,915	$47,627	$676	$270,218
Operations and maintenance	—	3,270	611	3,881	—	2,561	12,510	15,071
Residential leasing	1,120	—	—	1,120	1,324	—	—	1,324
Solar services	4,041	—	—	4,041	3,509	424	—	3,933
Revenue	$237,938	$66,262	$2,198	$306,398	$226,748	$50,612	$13,186	$290,546

We recognize revenue for sales of modules and components at the point that control transfers to the customer, which occurs upon shipment or delivery to the customer, depending on the terms of the contract, and we recognize revenue for operations and maintenance and solar services over the term of the service period.

For EPC revenue and solar power systems sales, we commence recognizing revenue when control of the underlying system transfers to the customer and continue recognizing revenue over time as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. For contracts in which we sell membership interests in certain project companies, we recognize revenue for the initial development and other solar assets at the point that control transfers to the customer, and we recognize continuing EPC revenue for work provided to the joint venture over time as work is performed.

Our arrangements may contain clauses such as liquidated damages for delays or early performance bonus, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

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

Changes in estimates for sales of systems for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended April 4, 2021 and March 29, 2020 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million, calculated on a quarterly basis during the periods, are presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands, except number of projects)	April 4, 2021	March 29, 2020
Increase (decrease) in revenue from net changes in transaction prices	$—	$—
Increase (decrease) in revenue from net changes in input cost estimates	—	(1,133)
Net decrease in revenue from net changes in estimates	$—	$(1,133)

Number of projects	—	1

Net change in estimate as a percentage of aggregate revenue for associated projects	—%	(1.1)%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to Note 4. Balance Sheet Components for further details.

During the three months ended April 4, 2021, the decrease in contract assets of $0.5 million was primarily driven by billings for commercial projects where certain milestones had been reached, as well as a decrease in management's estimate of variable consideration on power plant development projects and commercial projects sold in prior years.

During the three months ended March 29, 2020, the decrease in contract assets of $35.7 million was primarily driven by billings for commercial projects where certain milestones had been reached as well as changes in estimates of variable consideration due for previous sales of certain power plant projects.

During the three months ended April 4, 2021 and March 29, 2020, the decrease in contract liabilities of $13.5 million and $11.4 million, respectively, was primarily due to the attainment of milestones billings for a variety of projects.

	Three Months Ended
(In thousands, except number of projects)	April 4, 2021	January 3, 2021
Contract Assets	122,315	122,802
Contract Liabilities	89,133	102,594

During the three months ended April 4, 2021, we recognized revenue of $40.6 million that was included in contract liabilities as of January 3, 2021. During the three months ended March 29, 2020, we recognized revenue of $46.6 million that was included in contract liabilities as of December 29, 2019.

The following table represents our remaining performance obligations as of April 4, 2021 for EPC agreements for projects that we are constructing or expect to construct. We expect to recognize $143.6 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2023	92.7%

As of April 4, 2021, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $242.1 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	April 4, 2021	January 3, 2021
Accounts receivable, gross[1]	$119,818	$124,402
Less: allowance for credit losses	(14,846)	(15,379)
Less: allowance for sales returns	(168)	(159)
Accounts receivable, net	$104,804	$108,864
1 A lien of $59.2 million exists on our consolidated accounts receivable, gross, as of April 4, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Balance at beginning of period	$15,379	$17,208
Provision for credit losses	295	1,968
Write-offs	(828)	—
Balance at end of period	$14,846	$19,176

Inventories

	As of
(In thousands)	April 4, 2021	January 3, 2021
Raw materials[1]	$570	$2,630
Work-in-process[1]	—	143
Finished goods [2]	230,124	207,809
Inventories 3 4	$230,694	$210,582
1 Pertains to inventory at our manufacturing facility in Hillsboro, Oregon that was retained by the Company post Spin-Off and includes installation and other solar power system component materials.

2 Pertains to photovoltaic module, microinverters, inverters, battery storage and other balance of system materials.

3 A lien of $161.2 million exists on our gross inventory as of April 4, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

4 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets."

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	April 4, 2021	January 3, 2021
Deferred project costs	$26,870	$26,996
VAT receivables, current portion	1,252	1,174
Deferred costs for solar power systems	21,357	24,526
Other receivables	19,626	19,348
Prepaid taxes	67	205
Other	19,937	22,002
Prepaid expenses and other current assets	$89,109	$94,251

Property, Plant and Equipment, Net

	As of
(In thousands)	April 4, 2021	January 3, 2021
Manufacturing equipment	$17,972	$17,134
Leasehold improvements	29,257	29,385
Solar power systems	30,844	30,110
Computer equipment	49,738	49,935
Furniture and fixtures	7,855	7,899
Construction-in-process	6,132	3,080
Property, plant and equipment, gross	141,798	137,543
Less: accumulated depreciation	(95,008)	(90,777)
Property, plant and equipment, net [1]	$46,790	$46,766
1 Property, plant and equipment is predominantly located in the US.

Other Long-term Assets

	As of
(In thousands)	April 4, 2021	January 3, 2021
Equity investments with readily determinable fair value	$244,038	$614,148
Equity investments without readily determinable fair value	801	801
Equity investments with fair value option	9,924	9,924
Long-term inventory[1]	15,245	27,085
Other	56,758	43,754
Other long-term assets	$326,766	$695,712
1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 9. Equity Investments for details.

Accrued Liabilities

	As of
(In thousands)	April 4, 2021	January 3, 2021
Employee compensation and employee benefits	$20,742	$23,312
Interest payable	3,953	8,796
Short-term warranty reserves	25,036	29,337
Restructuring reserve	4,532	2,808
Legal expenses	10,991	10,493
Taxes payable	23,056	25,968
Other	24,736	21,201
Accrued liabilities	$113,046	$121,915

Other Long-term Liabilities

	As of
(In thousands)	April 4, 2021	January 3, 2021
Deferred revenue	$35,604	$36,527
Long-term warranty reserves	47,235	52,540
Unrecognized tax benefits	12,492	12,584
Long-term pension liability	5,407	5,185
Long-term deferred tax liabilities	10,671	13,468
Other	41,534	37,293
Other long-term liabilities	$152,943	$157,597

Accumulated Other Comprehensive Income

	As of
(In thousands)	April 4, 2021	January 3, 2021
Cumulative translation adjustment	$9,633	$9,635
Net gain on long-term pension liability obligation	(250)	(250)
Net gain on long-term derivative financial instrument	(423)	(570)
Deferred taxes	(63)	(16)
Accumulated other comprehensive income	$8,897	$8,799

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

Operating Leases

The following table summarizes "Solar power systems leased and to be leased, net" under operating leases on our condensed consolidated balance sheets as of April 4, 2021 and January 3, 2021:

	As of
(In thousands)	April 4, 2021	January 3, 2021
Solar power systems leased, net[1]:
Solar power systems leased	115,206	$115,620
Less: accumulated depreciation and impairment	(66,875)	(65,219)
Solar power systems leased, net	$48,331	$50,401
1 Solar power systems leased, net, are physically located exclusively in the United States.

The following table presents our minimum future rental receipts on operating leases placed in service as of April 4, 2021:

(In thousands)	Fiscal 2021 (remaining nine months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Minimum future rentals on operating leases placed in service[1]	$43	$52	$52	$52	$53	$701	$953
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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of April 4, 2021 and January 3, 2021:

	April 4, 2021				January 3, 2021
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	$9,924	$9,924	$—	$—	$9,924	$9,924	$—	$—
Equity investments with readily determinable fair value	569,418	—	—	569,418	614,148	—	—	614,148
Total assets	$579,342	$9,924	$—	$569,418	$624,072	$9,924	$—	$614,148
Liabilities
Other long-term liabilities:
Interest rate swap contracts	$452	$—	$452	$—	$600	$—	$600	$—
Total liabilities	$452	$—	$452	$—	$600	$—	$600	$—

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC ("SunStrong") joint venture and SunStrong Partners, LLC ("SunStrong Partners"), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 9). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the three months ended April 4, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the three months ended April 4, 2021.

(In thousands)	Beginning balance as of January 3, 2021	Equity Distribution	Additional Investment	Ending balance as of April 4, 2021
Equity investments with FVO	$9,924	$—	$—	$9,924

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of April 4, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2021
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$9,924	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$9,924

1 The primary unobservable inputs used in the fair value measurement of our equity investments, when using a discounted cash flow model, are the discount rate and residual value. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. We estimate the discount rate based on risk appropriate projected cost of equity. We estimate the residual value based on the contracted systems in place in the years being projected. Significant increases (decreases) in the residual value in isolation would result in a significantly higher (lower) fair value measurement.

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase Energy, Inc. ("Enphase") on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three months ended April 4, 2021 and March 29, 2020, we recorded loss of $44.7 million and gain of $47.9 million, respectively, within "other, net" in our condensed consolidated statement of operations. During the three months ended March 29, 2020 , we sold an additional one million shares of Enphase common stock in open market transactions for cash proceeds of $43.7 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of April 4, 2021 and January 3, 2021, there were no material items recorded at fair value on a non-recurring basis.

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

Note 7. RESTRUCTURING

January 2021 Restructuring Plan

During the quarter ended April 4, 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions to be implemented in the first quarter of 2021 and expected to be completed by the third quarter of 2021, we expected the majority of our approximately 170 primarily manufacturing employees to exit over a period of 3 to 6 months.

Further, in connection with the closure, in April 2021, we signed agreements with two independent third parties to sell certain assets and liabilities, as well as, retain and engage some employees at the facility in providing R&D services. The proceeds for the assets and sale of R&D services, together with the assumption of certain liabilities, will reduce our previously anticipated restructuring charges.

As of April 4, 2021, we had incurred cumulative costs of approximately $3.7 million in restructuring charges, primarily relating to the severance benefits. The majority of the remaining charges relating to the severance benefits are expected to be incurred in the second fiscal quarter of 2021, while a small portion may be incurred in 2022 through the end of the R&D services agreement. We expect to incur restructuring charges totaling approximately $7.0 million to $9.0 million, consisting primarily of severance benefits (between $4.0 million and $5.0 million) and real estate lease termination costs (between $3.0 million and $4.0 million).

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off of Maxeon Solar. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were in our legacy SunPower Technologies business unit and corporate, most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refines its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of April 4, 2021, we had incurred cumulative costs of approximately $10.2 million in restructuring charges consisting primarily of severance and retention benefits and the Plan is substantially complete.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$3,671	$—	$3,671
Other costs[1]	13	—	13
Total January 2021 Restructuring Plan	3,684	—	3,684

December 2019 Restructuring Plan:
Severance and benefits	(28)	1,639	10,005
Other costs[1]	112	—	159
Total December 2019 Restructuring Plan	84	1,639	10,164

Other Legacy Restructuring Plans	(2)	(63)	68,640
Total restructuring charges (credits)	$3,766	$1,576	$82,488
1 Other costs primarily represented associated legal and advisory services and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the three months ended April 4, 2021:

	Three Months Ended
(In thousands)	January 3, 2021	Charges (Benefits)	(Payments) Recoveries	April 4, 2021
January 2021 Restructuring Plan:
Severance and benefits	$—	$3,671	$(34)	$3,637
Other costs[1]	—	13	(13)	—
Total January 2021 Restructuring Plan	—	3,684	(47)	3,637

December 2019 Restructuring Plan:
Severance and benefits	2,608	(28)	(1,815)	765
Other costs[1]	—	112	(112)	—
Total December 2019 Restructuring Plan	2,608	84	(1,927)	765

Other Legacy Restructuring Plans	200	(2)	(68)	130
Total restructuring reserve activities	$2,808	$3,766	$(2,042)	$4,532
1 Other costs primarily represented associated legal and advisory services and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. We also lease certain buildings under non-cancellable finance leases. Operating leases are subject to renewal options for periods ranging from 1 year to 10 years.

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Operating leases:
Operating lease expense	$3,714	$3,418
Sublease income	(106)	(35)
Rent expense	$3,608	$3,383

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases[1]	$4,163	$3,309
Right-of-use assets obtained in exchange for leases[1]	$11,528	$12,461
Weighted-average remaining lease term (in years) - operating leases	8.0	7.0
Weighted-average discount rate - operating leases	8.8%	9%
1 Amounts for the three months ended April 4, 2021 and March 29, 2020 include consolidated balances, including discontinued operations.

The future minimum lease payments to be paid under non-cancellable leases in effect at April 4, 2021, are as follows (in thousands):

As of April 4, 2021	Operating Leases
2021	$13,375
2022	15,090
2023	12,289
2024	8,426
2025	4,758
Thereafter	26,098
Total lease payments	80,036
Less: imputed interest	(24,167)
Total	$55,869

As of April 4, 2021, we have two additional operating leases that have not yet commenced with future minimum lease payments amounting to $24.7 million. These operating leases will have a lease term of 16 years after their commencement.

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 4, 2021 are as follows:

(In thousands)	Fiscal 2021 (remaining nine months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total[1]
Future purchase obligations	$207,960	$108,401	$33,148	$1,710	$775	$5,307	$357,301
1Total future purchase obligations were composed of $33.5 million related to non-cancellable purchase orders and $323.8 million related to long-term supply agreements.

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreement with Maxeon Solar entered into on August 26, 2020, as amended, as well as commitments to purchase Module-Level Power Electronics ("MLPE") supplied by one vendor.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Balance at the beginning of the period	$81,877	$101,380
Accruals for warranties issued during the period	9,484	6,526
Settlements and adjustments during the period	(19,090)	(8,354)
Balance at the end of the period	$72,271	$99,552

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

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of April 4, 2021 and January 3, 2021, we had $8.3 million and $9.1 million, respectively, classified as "accrued liabilities," and $2.8 million and $3.1 million, respectively, classified as "other long-term liabilities" on our condensed consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.5 million and $12.6 million as of April 4, 2021 and January 3, 2021, respectively. These amounts are included within "other long-term liabilities" on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax-related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures usually allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors, incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed-through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs and Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies." We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of April 4, 2021, and January 3, 2021, our provision was $9.7 million and $9.4 million primarily for tax-related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar has received SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar has agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current or future net exposure under the Hemlock Agreements as of the end of quarter ended April 4, 2021. Maxeon Solar's remaining obligations under this contract amount to $90.9 million and $125.8 million, for the remainder of fiscal 2021 and fiscal 2022, respectively.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we also agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $4.5 million equal to the fair value of the guarantee provided as of the period ended April 4, 2021.

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

	As of
(In thousands)	April 4, 2021	January 3, 2021
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$569,418	$614,148
Total equity investments with readily determinable fair value [1]	569,418	614,148
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	679	679
Total equity investments without readily determinable fair value	801	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	7,645	7,645
SunStrong Partners, LLC	2,279	2,279
Total equity investment with fair value option	9,924	9,924
Total equity investments	$580,143	$624,873
1 As of April 4, 2021, two million shares of Enphase common stock have been reclassified from long-term to current assets as short-term investments.

Variable Interest Entities ("VIEs")

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either unconsolidated VIEs or consolidated VIEs (Refer to our Form 10K for the fiscal year ended January 3, 2021 for further details on our various VIE arrangements).

Unconsolidated VIEs

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong, SunStrong Partners, and 8point3 Holdings, our unconsolidated VIEs. Refer to Note 6. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Summarized statements of operations information:
Revenue	$33,097	$29,464
Gross income (loss)	1,214	(1,438)
Net (loss) income	(45,789)	21,640

	As of
(In thousands)	April 4, 2021	January 3, 2021
Summarized balance sheet information:
Current assets	$92,493	$93,752
Long-term assets	1,439,119	1,378,382
Current liabilities	47,859	48,126
Long-term liabilities	1,168,705	1,130,484
1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions with SunStrong and SunStrong Partners are as follows:

	As of
(In thousands)	April 4, 2021	January 3, 2021
Accounts receivable	$18,313	$16,767
Other long-term assets	11,000	—
Accrued liabilities	216	7,996
Contract liabilities	22,844	27,426

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Revenues and fees received from investees for products/services	49,647	55,935

Consolidated VIEs

For Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial"), joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), our consolidated VIEs, total revenue was $3.6 million and $0.7 million for the three months ended April 4, 2021 and March 29, 2020, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of April 4, 2021, we had $79.1 million of assets from the consolidated VIEs.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	April 4, 2021				January 3, 2021
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$62,484	$62,456	$—	$62,456	$62,634	$62,531	$—	$62,531
4.00% debentures due 2023	424,995	—	422,749	422,749	425,000	—	422,443	422,443
CEDA loan	30,000	29,616	—	29,616	30,000	—	29,219	29,219
Non-recourse financing and other debt	153,195	65,108	86,456	151,564	126,283	97,059	27,228	124,287
	$670,674	$157,180	$509,205	$666,385	$643,917	$159,590	$478,890	$638,480

As of April 4, 2021, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2021 (remaining nine months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Aggregate future maturities of outstanding debt	$126,417	$13,153	$425,729	$69,833	$817	$32,402	$668,351

Convertible Debt

The following table summarizes our outstanding convertible debt:

	April 4, 2021			January 3, 2021
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$62,456	$62,484	$64,065	$62,531	$62,634	$64,018
4.00% debentures due 2023	422,749	424,995	652,750	422,443	425,000	549,398
	$485,205	$487,479	$716,815	$484,974	$487,634	$613,416
1 The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As per the terms of the agreement, the bonds were subject to a 'make-whole' provision, wherein if retired prior to April 1, 2021, the Company has to 'make-whole' the bond holders for the full amount of unpaid interest through the term of the loan. After the make-whole provision expired in April 2021, the bonds can be retired any time at par value. As of April 4, 2021, the fair value of the Bonds was $30.1 million, determined by using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

On April 15, 2021, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

Non-recourse Financing and Other Debt

In order to facilitate the construction, sale, or ongoing operation of certain solar projects, including our commercial projects, we regularly obtain project-level financing. These financings are secured either by the assets of the specific project being financed or by our equity in the relevant project entity and the lenders do not have recourse to our general assets for repayment of such debt obligations, and hence the financings are referred to as non-recourse. Non-recourse financing is typically in the form of loans from third-party financial institutions, but also takes other forms, including partnership flip structures, sale-leaseback arrangements, or other forms commonly used in the solar or similar industries. We may seek non-recourse financing covering solely the construction period of the solar project or may also seek financing covering part or all of the operating life of the solar project. We classify non-recourse financings on our consolidated balance sheets in accordance with their terms; however, in certain circumstances, we may repay or refinance these financings prior to stated maturity dates in connection with the sale of the related project or similar such circumstances. As of April 4, 2021, we had $151.5 million outstanding under these financings.

We also enter other debt arrangements to finance operations. The following presents a summary of these non-recourse financing and other debt arrangements:

	Aggregate Carrying Value[1]
(In thousands)	April 4, 2021	January 3, 2021	Balance Sheet Classification
PNC Energy Capital loan[2]	$5,478	$5,545	Short-term debt and Long-term debt
Asset-Backed Loan	68,977	32,690	Short-term debt and Long-term debt
Safe Harbor	74,243	75,910	Short-term debt and Long-term debt
Other debt	2,845	560	Short-term debt and Long-term debt
Various construction project debt[3]	—	9,583	Short-term debt

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
3 In the fourth quarter of fiscal 2019 and throughout fiscal 2020, we entered into various financing agreements with Fifth Third Bank, National Association, to finance our construction projects. The amount borrowed is non-recourse in nature and cannot exceed the total costs of the project. Each draw bears interest on the unpaid amount at a per annum rate equal to LIBOR. The loan matures at the earliest of 85 days after the project is placed in service; 9 months after the initial borrowing date; or the first anniversary of satisfaction of the closing conditions set forth by the Lenders, including the delivery of the signed loan agreement by the borrower

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered into a Loan and Security Agreement with Bank of America, N.A, which, together with subsequent amendments, provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $75.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of (1) any time up to June 1, 2021, the date of maturity of our 0.875% debentures due 2021, if we fail to maintain a deposit equal to the full outstanding balance of our convertible debt in a separate account with Bank of America, N.A, (2) October 15, 2022 (a date that is 91 days prior to the maturity of our 4.00% debentures due 2023), if the balance of the revolver at the time is not zero, (3) March 29, 2024, or (4) the termination of the commitments thereunder. The balance outstanding on the revolver was $69.1 million and $32.8 million, respectively, as of April 4, 2021 and January 3, 2021.

Note 11. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, the Company entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and product collaboration agreement.

The below table summarizes the Company’s transactions with Maxeon Solar for the three months ended April 4, 2021:

Three Months Ended
(In thousands)	April 4, 2021
Purchases of photovoltaic modules (recorded in cost of revenue)	$58,154
Research and development expenses reimbursement received	9,373
Income from transition services agreement, net	3,087

The Company had the following balances related to transactions with Maxeon Solar as of April 4, 2021:

(In thousands)	April 4, 2021
Prepaid and other current assets	$3,838
Accrued liabilities	7,527
Accounts payable	29,611

Note 12. INCOME TAXES

In the three months ended April 4, 2021, our income tax benefit of $5.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $54.7 million was primarily due to the current quarter windfall benefit from stock-based compensation deduction, and true-up of estimated state tax liability. Our income tax provision of $0.9 million in the three months ended March 29, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $21.0 million was primarily due to tax expense in foreign jurisdictions unrelated to Maxeon Solar that were profitable.

During the three months ended April 4, 2021, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Our projected effective tax rate is based on forecasted annualized results which may fluctuate significantly in future periods, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable duration and severity of the COVID-19 pandemic on our operating results.

Total liabilities associated with uncertain tax positions were relatively unchanged at $12.5 million and $12.6 million as of April 4, 2021 and January 3, 2021, respectively.

The adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes, during the first quarter of fiscal 2021 did not have a material impact on our condensed consolidated financial statements.

Note 13. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

Diluted weighted-average shares is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury-stock method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include restricted stock units and the outstanding senior convertible debentures.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2021	March 29, 2020
Basic net income (loss) per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(48,385)	$21,540
Net loss attributable to stockholders - discontinued operations	—	(22,971)
Net loss attributable to stockholders	$(48,385)	$(1,431)
Denominator:
Basic weighted-average common shares	171,200	168,822

Basic net (loss) income per share - continuing operations	$(0.28)	$0.13
Basic net loss per share - discontinued operations	—	(0.14)
Basic net loss per share	$(0.28)	$(0.01)

Diluted net income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(48,385)	$21,540
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	505
Net (loss) income available to common stockholders - continuing operations	(48,385)	22,045
Net loss available to common stockholders - discontinued operations	$—	$(22,971)
Denominator:
Basic weighted-average common shares	171,200	168,822
Effect of dilutive securities:
Restricted stock units	—	2,104
0.875% debentures due 2021	—	6,350
Dilutive weighted-average common shares:	171,200	177,277

Dilutive net (loss) income per share - continuing operations	$(0.28)	$0.12
Dilutive net loss per share - discontinued operations	—	(0.13)
Dilutive net loss per share	$(0.28)	$(0.01)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Restricted stock units	876	3,343
0.875% debentures due 2021	1,575	—
4.00% debentures due 2023	17,068	13,922

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Cost of revenue [1]	$887	$644
Research and development [1]	370	303
Sales, general, and administrative [1]	3,756	4,031
Total stock-based compensation expense	$5,013	$4,978
1 Information presented above is for continuing operations only, and excludes expenses of Maxeon Solar for the three months ended March 29, 2020.

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

Our Residential, Light Commercial ("RLC") refers to sales of solar energy solutions, including sales to our third-party dealer network and resellers, storage solutions, cash and loan sales and long-term leases directly to end customers. The Commercial and Industrial Solutions segment ("C&I Solutions") refers to direct sales of turn-key EPC services, and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales which we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others". Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our Chief Executive Officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions and Other segments. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues while Power Co refers to our post-system sale recurring services revenues, mainly from, asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I Solutions. The risk profile of each revenue stream is different, and therefore, the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under U.S. GAAP, mark-to-market gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by Total SE. Further, we elected the FVO for some of our equity investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of our status as a consolidated subsidiary of Total SE and better reflects our ongoing results.

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

Gain (loss) on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to sell all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in majority of its residential lease business and retained a 51% membership interest. We record an impairment charge based on the expected fair value for a portion of residential lease assets portfolio that was retained. Any charges or credits on these remaining unsold residential lease assets impairment, as well as its corresponding depreciation savings, are excluded from our non-GAAP results as they are not reflective of ongoing operating results.

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

Business reorganization costs

In connection with the spin-off of Maxeon into an independent, publicly traded company, we incurred and expect to continue to incur in upcoming quarters, non-recurring charges on third-party legal and consulting expenses, primarily to enable in separation of shared information technology systems and applications. Management believes that it is appropriate to exclude these from company's non-GAAP results as it is not reflective of ongoing operating results.

Restructuring charges

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

Results of operations of legacy business to be exited

We exclude the first quarter 2021 results of operations of Hillsboro, Oregon facility from our non-GAAP results given that Hillsboro, Oregon facility ceased revenue generation in the first fiscal quarter of 2021 and all subsequent activities are focused on the wind-down of operations, pursuant to the previously announced closure of the operations. As such, they are not reflective of ongoing operating results.

Litigation

We may be involved in various instances of litigation, claims, and proceedings that result in payments or recoveries. We exclude gains or losses associated with such events because the gains or losses do not reflect our underlying financial results in the period incurred. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Segment and Geographical Information

The following tables present segment results for the three months ended April 4, 2021 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our condensed consolidated results under U.S. GAAP, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	April 4, 2021			March 29, 2020
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$231,422	$58,121	$966	$226,630	$46,748	$470
Power Co	6,515	8,142	611	5,510	3,863	12,510
Intersegment revenue	—	—	(11)	—	—	19,879
Total segment revenue as reviewed by CODM	$237,937	$66,263	$1,566	$232,140	$50,611	$32,859
Segment gross profit as reviewed by CODM	$52,921	$4,211	$(248)	$33,505	$(1,295)	$(9,455)
Adjusted EBITDA	$25,053	$576	$(614)	$9,236	$(7,874)	$(8,909)

Reconciliation of Segment Revenue to Condensed Consolidated GAAP Revenue	Three Months Ended
(In thousands):	April 4, 2021	March 29, 2020
Total segment revenue as reviewed by CODM	$305,766	$315,610
Adjustments to segment revenue:
Intersegment elimination	11	(19,879)
Legacy utility and power plant projects	—	207
Construction revenue on solar services contracts	—	(5,392)
Results of operations of legacy business to be exited	621	—
Condensed consolidated GAAP revenue	$306,398	$290,546

Reconciliation of Segment Gross Profit to Condensed Consolidated GAAP Gross Profit (Loss)	Three Months Ended
(In thousands):	April 4, 2021	March 29, 2020
Segment gross profit	$56,884	$22,755
Adjustments to segment gross profit:
Intersegment elimination	449	13,044
Legacy utility and power plant projects	—	34
Legacy sale-leaseback transactions	—	(20)
Gain on sale and impairment of residential lease assets	494	448
Construction revenue on solar services contracts	—	(4,734)
Stock-based compensation expense	(887)	(559)
Amortization of intangible assets	—	(1,784)
Results of operations of legacy business to be exited	(7,066)	—
Condensed consolidated GAAP gross profit	$49,874	$29,184

Reconciliation of Segments EBITDA to Loss before income taxes and equity in losses of unconsolidated investees	Three Months Ended
(In thousands):	April 4, 2021	March 29, 2020
Segment adjusted EBITDA	$25,015	$(7,547)
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	34
Legacy sale-leaseback transactions	—	(20)
Mark-to-market loss on equity investment	(44,730)	—
Unrealized loss on equity securities	—	47,871
Gain (loss) on sale and impairment of residential lease assets	5,383	722
Construction revenue on solar services contracts	—	(4,734)
Stock-based compensation expense	(5,013)	(4,978)
Amortization of intangible assets	—	(1,786)
Transaction-related costs	(130)	(480)
Business reorganization costs	(954)	—
Restructuring charges	(3,766)	(1,576)
Results of operations of legacy business to be exited	(7,066)	—
Litigation	(5,210)	(485)
Gain on convertible debt repurchased	—	2,956
Net loss attributable to noncontrolling interests	(1,113)	(1,379)
Cash interest expense, net of interest income	(7,914)	(8,867)
Depreciation and amortization	(3,342)	(3,500)
Corporate	(5,882)	4,815
Income (loss) before income taxes and equity in loss of unconsolidated investees	$(54,722)	$21,046

Note 16. SUBSEQUENT EVENTS

On April 15, 2021, we repaid the outstanding principal amount of $30.0 million, 8.5% fixed interest loan with CEDA.

On April 19, 2021, we entered into an Amendment to the Affiliation Agreement, dated as of August 28, 2011, by and among the Company, Total Solar INTL SAS (formerly known as Total Gas & Power USA SAS), and Total Gaz Electricité Holdings France SAS (the "Affiliation Agreement Amendment"). The Affiliation Agreement Amendment provides for certain temporary adjustments to the composition of the Company's Board of Directors (the "Board") to accommodate Thomas H. Werner's continued service as Chairman of the Board through November 1, 2021 (or such earlier date as designated by the Board). Refer to the Form 8-K filed on April 20, 2021 for additional details.

On April 19, 2021, the Board appointed Peter Faricy, the Company's new president and chief executive officer, as a Class III director, to serve until the Company's annual meeting of stockholders to be held in 2023. Also on April 19, 2021, the Board appointed Bernadette Baudier to serve as a Class II director, to serve until the Company's annual meeting of stockholders to be held in 2022. Ms. Baudier serves as a designee of Total pursuant to the Affiliation Agreement, as amended. Refer to the Form 8-K filed on April 20, 2021 for additional details.

On April 19, 2021, we and Thomas H. Werner, chairman of the Board and former chief executive officer, entered into a Transition and Retirement Letter Agreement, pursuant to which Mr. Werner has agreed to continue to serve as Chairman of the Board and provide certain other transition services through November 1, 2021 (or such earlier date as agreed by him and the Board), at which time he will retire from the Company and resign from his position as Chairman of the Board and as a director of the Company. Refer to the Form 8-K filed on April 20, 2021 for additional details.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts or the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries.

Overview

SunPower Corporation (together with its subsidiaries, "SunPower," "the Company," "we," "us," or "our") is a leading solar technology and energy services provider that delivers complete solar solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers controls over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of dealers and resellers that operate in both residential and commercial markets. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recent Developments

Key transactions during the fiscal quarter ended April 4, 2021 include the following:

SunPower Manufacturing Oregon, LLC Restructuring

During the quarter ended April 4, 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions to be implemented in the first quarter of 2021 and others expected to be completed by the second quarter of 2021, we expect majority of our approximately 170 primarily manufacturing employees to exit over a period of 3 to 6 months.

As of April 4, 2021, we had incurred cumulative costs of approximately $3.7 million in restructuring charges, primarily relating to the severance benefits. The majority of the remaining charges relating to the severance benefits are expected to be incurred in the second fiscal quarter of 2021, while a small portion may be incurred in 2022 through the end of the R&D services agreement. We expect to incur restructuring charges totaling approximately $7.0 million to $9.0 million, consisting of severance benefits (between $4.0 million and $5.0 million) and real estate lease termination costs (between $3.0 million and $4.0 million). In addition, as a result of the reduction in global workforce and the actions that commenced in the second quarter of fiscal 2021, we expect this plan to avoid fixed costs of approximately $16.1 million in cost of goods sold and gross margin. Actual costs avoided may, however, differ if our assumptions are incorrect.
COVID-19 Update

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered, new variants of the virus are emerging that have been shown to be more contagious, prompting concern over whether the vaccines are also effective against these new variants. In the near term, we expect continued volatility and unpredictability related to the impact of the COVID-19 pandemic on our business results, however, we will continue to actively monitor the pandemic and take appropriate steps to mitigate the impacts on our business. We will also evaluate opportunities to partner with governments, health authorities, and others as they arise.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three Months Ended
	April 04, 2021		March 29, 2020
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$306,398	100	$290,546	100
Total cost of revenue	256,524	84	261,362	90
Gross profit	49,874	16	29,184	10
Research and development	5,015	2	7,768	3
Sales, general, and administrative	47,744	15	40,717	14
Restructuring charges	3,766	1	1,576	—
Gain on sale and impairment of residential lease assets	(226)	—	(274)	—
Income from transition services agreement, net	(3,087)	(1)	—	—
Operating loss	(3,338)	(1)	(20,603)	(7)
Other (expense) income, net	(51,384)	(17)	41,649	14
(Loss) income from continuing operations before income taxes and equity in earnings of unconsolidated investees	(54,722)	(18)	21,046	7
Benefit from (provision for) income taxes	5,224	2	(885)	—
Net (loss) income from continuing operations	(49,498)	(16)	20,161	7
Net loss from discontinued operations, net of taxes	—	—	(22,299)	(8)
Net loss	(49,498)	(16)	(2,138)	(1)
Net (income) loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	1,113	—	1,379	—
Net (income) loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	(672)	—
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,113	—	707	—
Net (loss) income from continuing operations attributable to stockholders	$(48,385)	(16)	$21,540	7
Net loss from discontinued operations attributable to stockholders	—	—	(22,971)	(8)
Net loss attributable to stockholders	$(48,385)	(16)	$(1,431)	(1)

Total Revenue:

Our total revenue during the three months ended April 4, 2021 increased by 5%, as compared to the three months ended on March 29, 2020, primarily due to an increase in revenue from our Commercial and Industrial Solutions and, to a lesser extent, the Residential, Light Commercial segment. Changes by segments are discussed below in detail.

One customer accounted for approximately 16% and 18% of total revenue primarily in our Residential, Light Commercial segment for the three months ended April 4, 2021 and March 29, 2020, respectively.

Revenue - by Segment

A description of our segments, along with other required information can be found in Note 15, "Segment and Geographical Information," of the consolidated financial statements in Item 1 Financial Statements. Below, we have further discussed changes in revenue for each segment.

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Residential, Light Commercial	$237,937	$232,140	2%
Commercial and Industrial Solutions	66,263	50,611	31%
Others	1,566	32,859	(95)%
Intersegment and GAAP adjustments[1]	632	(25,064)	(103)%
Total revenue	$306,398	$290,546	5%
1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 15. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Revenue for the segment increased by 2% during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to a better product mix and higher average selling price for sales, as well as better pricing in the new tax equity fund for leases.

Commercial and Industrial Solutions

Revenue for the segment increased by 31% during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to an increase in the number of cash deals and sale of development projects, as well as an increase in incentive revenue due to the completion of the commercial sale-leaseback portfolio.

Others

Revenue for the segment decreased by 95% during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 primarily due to the wind-down and halt of production in our manufacturing facility in Hillsboro, Oregon, and lower O&M revenue as a result of the sale of our O&M services contracts and related assets and liabilities during the second quarter of fiscal 2020.

Total Cost of Revenue and Gross Margin

Our total cost of revenue decreased by 2% during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to the closure of our manufacturing facility in Hillsboro, Oregon in the Others segment.

Our gross margin increased by 6 percentage points during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to a strong contribution in both our Residential, Light Commercial and our Commercial and Industrial solutions segments. Changes by segments are discussed below in detail.

Cost of Revenue	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Residential, Light Commercial	$185,016	$198,635	(7)%
Commercial and Industrial Solutions	62,052	51,906	20%
Others	1,814	42,314	(96)%
Intersegment and GAAP adjustments[1]	7,642	(31,493)	(124)%
Total cost of revenue	$256,524	$261,362	(2)%

Gross Margin
Residential, Light Commercial	22%	14%
Commercial and Industrial Solutions	6%	(3)%
Others	(16)%	(29)%
Intersegment and GAAP adjustments [1]	(1109)%	(26)%
Total gross margin percentage	16%	10%
1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 15. Segment and Geographical Information.
Residential, Light Commercial

Gross margin for the segment increased by 8 percentage points during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily as a result of better product mix with a lower volume but higher average selling price for sales.

Commercial and Industrial Solutions

Gross margin for the segment increased by 9 percentage points during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily as a result of product mix with higher cash sales and power generation and commercial EPC projects.

Others

Gross margin for the segment increased by 13 percentage points during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to the closure of our manufacturing facility in Hillsboro, Oregon and lower O&M cost of revenue due to the sale of our O&M service contracts and related assets and liabilities during the second quarter of fiscal 2020.

Research and Development ("R&D")

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
R&D	$5,015	$7,768	(35)%
As a percentage of revenue	2%	3%

R&D expense decreased by $2.8 million during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to lower software development costs, comprising of direct project and contract labor costs, resulting from lesser number of projects.

Sales, General, and Administrative ("SG&A")

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
SG&A	$47,744	$40,717	17%
As a percentage of revenue	15%	14%

SG&A expenses increased by $7.0 million during the three months ended April 4, 2021 as compared the three months ended March 29, 2020, primarily due to higher litigation costs, as well as higher semi-annual bonus payment to employees.

Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Restructuring charges	$3,766	$1,576	139%
As a percentage of revenue	1%	—%

Restructuring charges increased by $2.2 million during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to the new restructuring plan related to the closure of our Hillsboro, Oregon, manufacturing facility during the first quarter of fiscal 2021. As a result of the January 2021 restructuring plan and the reduction in global workforce and the actions that commenced in the second quarter of fiscal 2021, we expect to avoid fixed costs of approximately $16.1 million in cost of goods sold and gross margin. which are expected. Actual fixed costs may, however, differ if our assumptions are incorrect.

See "Item 1. Financial Statements-Note 7. Restructuring" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Gain on sale and impairment of residential lease assets	$(226)	$(274)	(18)%
As a percentage of revenue	—%	—%

Gain on sale and impairment of residential lease assets decreased immaterially, during the three months ended April 4, 2021 and is comparable to the three months ended March 29, 2020.

Income from transition services agreement, net

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Income from transition services agreement	$(3,087)	$—	100%
As a percentage of revenue	(1)%	—%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement under which we are providing certain labor and non-labor services to Maxeon Solar and received limited services with respect to certain shared processes following the Spin-Off. The term of the transition services agreement is 12 months, extendable for up to an additional 180 days, and the services are billed at cost plus a standard mark-up. During the three months ended April 4, 2021, we recorded $3.1 million of income for services provided under the agreement, net of services provided by Maxeon Solar, resulting in a reduction to operating expenses on the consolidated statement of operations.

Other Income (Expense), Net

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Interest income	$52	$404	(87)%
Interest expense	(7,965)	(9,193)	(13)%
Other income (expense):
Other, net	(43,471)	50,438	(186)%
Other (expense) income, net	$(51,384)	$41,649	(223)%
As a percentage of revenue	(17)%	14%

Interest expense decreased by $1.2 million during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 primarily due to the repurchase of our convertible debentures during the first and third quarters of fiscal 2020.

Other income decreased by $93.9 million in the three months ended April 4, 2021 as compared to the three months ended March 29, 2020, primarily due to a $44.7 million loss on an equity investment with a readily determinable fair value in the three months ended April 4, 2021, as compared to a gain of $47.9 million in the three months ended March 29, 2020.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Benefit from (provision for) income taxes	$5,224	$(885)	(690)%
As a percentage of revenue	2%	—%

In the three months ended April 4, 2021, our income tax benefit of $5.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $54.7 million was primarily due to the current quarter windfall benefit from stock-based compensation deduction, and true-up of estimated state tax liability. Our income tax provision of $0.9 million in the three months ended March 29, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $21.0 million was primarily due to tax expense in foreign jurisdictions unrelated to Maxeon Solar that were profitable.

As of the end of the first quarter of fiscal 2021, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We record a valuation allowance to reduce our deferred tax assets in the United States to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations, and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended
(In thousands, except percentages)	April 4, 2021	March 29, 2020	% Change
Net loss attributable to noncontrolling interests	$1,113	$1,379	(19)%

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

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $0.3 million during the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 was primarily due to the deconsolidation of our residential lease assets under the HLBV method and as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors in a jointly-owned entity that is consolidated by us.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended April 4, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 4, 2021	March 29, 2020
Net cash used in operating activities	$(40,383)	$(179,493)
Net cash (used in) provided by investing activities	$(1,399)	$39,326
Net cash provided by (used in) financing activities	$24,416	$(73,992)

Operating Activities

Net cash used in operating activities for the three months ended April 4, 2021 of $40.4 million, consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

The $139.1 million decrease in cash used in operations in the current quarter compared to the corresponding fiscal quarter ended March 29, 2020 was primarily due to lower payments for accounts payable and accrued liabilities, as well as inventories in the current quarter compared to the prior quarter.

Investing Activities

Net cash used in investing activities for the three months ended April 4, 2021 of $1.4 million primarily consisted of purchases of property, plant, and equipment, partially offset by cash received from sale of investments.

The $40.7 million decrease in net cash provided by investing activities in the current quarter compared to the corresponding fiscal quarter ended March 29, 2020 was due to lower cash proceeds from sale of equity investment, partially offset by lower cash paid on purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended April 4, 2021 of $24.4 million, primarily consisted of net proceeds from bank loans and other debt, net of any repayment of non-recourse residential and commercial financing debt, and purchase of stock for tax withholding obligations on vested restricted stock.

The $98.4 million increase in net cash provided by financing activities in the current quarter compared to the corresponding fiscal quarter ended March 29, 2020 primarily resulted from higher cash outflow during the quarter ended March 29, 2020, due to repurchase of convertible debt, higher cash paid on purchases of stock for withholding obligations, and lower net proceeds from bank loans and other debt.

Capital Resources

As of April 4, 2021, we had unrestricted cash and cash equivalents of $213.1 million as compared to $232.8 million as of January 3, 2021. We invest and expect to continue to invest capital to develop solar power systems and plants for sale to customers, especially for development and construction projects in our Commercial and Industrial Solutions segment. The development of solar power plants can extend over long periods of time and require substantial initial investments, and our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation, and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to obtaining project financing, prior to receipt of final regulatory approval, and prior to the final sale to a customer, if any, which means we must make significant upfront investments of resources (including, for example, large transmission deposits, or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects, or our inability to complete development of one or more projects, could have a negative impact on our liquidity. We often make arrangements with third-party financiers to acquire and build solar power systems or to fund project construction using non-recourse project debt. As of April 4, 2021, outstanding amounts related to our project financing totaled $151.5 million.

As of April 4, 2021, our cash balances are held primarily in the United States, however, we had approximately $1.8 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of April 4, 2021, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.7 million, all of which were fully collateralized with restricted cash on our condensed consolidated balance sheets.

Overall, we maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, our cost of capital, and targeted capital structure.

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our 0.875% debentures due 2021, which were outstanding in an aggregate principal amount of $62.5 million as of April 4, 2021. In addition, we have historically been successful in our ability to divest certain investments and non-core assets, secure other sources of financing, such as accessing the capital markets, and implement other cost reduction initiatives, such as restructuring, to address our liquidity needs. However, our ability to take these steps may be adversely affected by many factors impacting us and the markets generally, including the ongoing COVID-19 pandemic. If alternative actions were to be necessary, we believe they could be implemented prior to the maturity date of the 0.875% debentures due 2021.

For information about the terms of debt instruments and changes thereof in the period, see "Item 1. Financial Statements-Note 10. Debt and Credit Sources" in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of April 4, 2021:

		Payments Due by Fiscal Period
(In thousands)	Total	2021	2022-2023	2024-2025	Beyond 2025
Convertible debt, including interest[1]	513,960	$71,257	$442,703	$—	$—
CEDA loan, including interest[2]	55,500	1,275	5,100	5,100	44,025
Other debt, including interest[3]	157,655	68,031	15,804	71,193	2,627
Operating lease commitments[4]	80,036	13,375	27,379	13,184	26,098
Non-cancellable purchase orders[5]	33,462	33,462	—	—	—
Supply agreement commitments[6]	323,839	174,498	141,549	2,485	5,307
Total	$1,164,452	$361,898	$632,535	$91,962	$78,057

1 Convertible debt, including interest, relates to the aggregate of $487.5 million in outstanding principal amount of our senior convertible debentures on April 4, 2021. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert.

2 CEDA loan, including interest, relates to the $30.0 million aggregate principal amount of the Bonds, which mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity. We repaid the Bonds in full on April 15, 2021.

3 Other debt, including interest, primarily relates to non-recourse finance projects and solar power systems and leases under our residential lease program as described in Note 10. Debt and Credit Sources.

4 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

5 Non-cancellable purchase orders relate to purchases of tools and construction equipment.

6Supply agreement commitments primarily relate to arrangements entered into with several suppliers, including Maxeon Solar, for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods 2 years and 5 years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 4, 2021 and January 3, 2021, total liabilities associated with uncertain tax positions were $12.5 million and $12.6 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting SunPower, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There have been no material changes in our market risk exposures since January 3, 2021.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 4, 2021 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, except as supplemented by the following.

Our success depends on the continuing contributions of our key personnel, and the loss of services of any principal member of our management team could adversely affect our operations.

We rely heavily on the services of our key executive officers, and the loss of services of any principal member of our management team could adversely affect our operations. We have experienced significant turnover in our management team in the recent past. We recently appointed a new chief executive officer and chief legal officer, and we are investing significant resources in those executive transitions, and in developing new members of management as we complete our restructuring and strategic transformation. While our immediate past chief executive officer will continue in his role as chairman of the Board for a period of time and provide certain other transition services to us, we cannot guarantee that this will be sufficient to ensure no loss of continuity or accumulated knowledge, inefficiency during such transitional period, or other unforeseen disruptions in the operation of our business.

In recent years, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model and may impair our ability to retain key talent required to provide transition services during such restructurings. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We depend on a limited number of suppliers, including Maxeon Solar as a sole source supplier for certain critical components and products, including our solar cells and modules. Any supply interruption or delay could adversely affect our business. In addition, we continue to be dependent on limited third-party suppliers for certain raw materials and other components for our products. Supply delays or interruptions could prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, and loss of market share.

In connection with the Spin-Off, we entered into a supply agreement pursuant to which Maxeon Solar will exclusively supply us with certain products (the “Supply Agreement”), including solar cells and panels, for use in residential and commercial solar applications in the Domestic Territory (as defined in the Supply Agreement). The Supply Agreement has a two-year term, subject to customary early termination provisions triggered by a breach of the other party (with or without the right to cure depending on the breach) and insolvency events affecting the other party. Under the Supply Agreement, we are required to purchase, and Maxeon Solar is required to supply, certain minimum volumes of products during each calendar quarter of the term. The Supply Agreement also includes reciprocal exclusivity provisions that, subject to certain exceptions, will prohibit us from purchasing the products (or competing products) from anyone other than Maxeon Solar for the Domestic Territory. For products designated for installation on a residence or by a third party for the exclusive use of a specific customer, the exclusivity provisions will last until August 26, 2022 (or the entire initial term). For products designated for other applications (including multiple-user, community solar products), the exclusivity provisions will last until June 30, 2021. The exclusivity provisions will not apply to off-grid applications, certain portable or mobile small-scale applications (including applications where solar cells are integrated into consumer products), or power plant, front-of-the-meter applications where the electricity generated is sold to a utility or other reseller. Because Maxeon Solar is our sole supplier of such critical products, any delay or failure of Maxeon Solar to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

In addition, our supply chain could be subject to natural disasters and other events beyond our control, such as labor shortages, work stoppages, epidemics, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. For example, proposed legislation in the U.S. seeks to ban the import of goods from China’s Xinjiang Uygur autonomous region, a major producer of polysilicon used by manufacturers of solar panels, over allegations of widespread, state-backed forced labor in the region. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 4, 2021 through January 31, 2021	61,947	$24.74	—	—
February 1, 2021 through February 28, 2021	13,985	$41.85	—	—
March 1, 2021 through April 4, 2021	73	$38.19	—	—
	76,005		—	—
1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
5.02
Employment Agreement, dated as of March 20, 2021, by and between SunPower Corporation and Peter Faricy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2021).

10.1
First Amendment to Supply Agreement, dated as of February 25, 2021, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2021).

10.2
Amendment No. 5 to Affiliation Agreement, dated as of April 19, 2021, by and among the Company, Total Solar INTL SAS (formerly known as Total Gas & Power USA SAS), and Total Gaz Electricité Holding (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2021).

10.3
Transition and Retirement Letter Agreement, dated as of April 19, 2021, by and between the Company and Thomas H. Werner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2021).

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
104
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The cover page from the Company's Quarterly Report on Form 10-Q for the fiscal year ended April 4, 2021 is formatted in Inline XBRL

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

SUNPOWER CORPORATION

May 5, 2021	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer