Form 10-Q
period 2021-07-04
SUNPOWER CORP
filed 2021-08-04
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021

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

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	SPWR	The Nasdaq Stock Market LLC

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

The total number of outstanding shares of the registrant’s common stock as of July 30, 2021 was 172,855,274.

SunPower Corporation
Form 10-Q for the quarterly period ended July 4, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	July 4, 2021	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$140,462	$232,765
Restricted cash and cash equivalents, current portion[2]	5,818	5,518
Short-term investments	372,820	—
Accounts receivable, net[1]	110,450	108,864
Contract assets[1]	89,219	114,506
Inventories	235,843	210,582
Advances to suppliers, current portion	4,995	2,814
Project assets - plants and land, current portion	12,850	21,015
Prepaid expenses and other current assets[1]	88,890	94,251
Total current assets	1,061,347	790,315

Restricted cash and cash equivalents, net of current portion[2]	5,347	8,521
Property, plant and equipment, net	32,507	46,766
Operating lease right-of-use assets	55,893	54,070
Solar power systems leased, net	47,385	50,401
Other long-term assets[1]	344,153	696,409
Total assets	$1,546,632	$1,646,482

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$158,631	$166,066
Accrued liabilities[1]	97,134	121,915
Operating lease liabilities, current portion	12,969	9,736
Contract liabilities, current portion[1]	65,425	72,424
Short-term debt	74,071	97,059
Convertible debt, current portion[1]	—	62,531
Total current liabilities	408,230	529,731

Long-term debt	58,224	56,447
Convertible debt, net of current portion[1]	423,059	422,443
Operating lease liabilities, net of current portion	35,230	43,608
Contract liabilities, net of current portion[1]	28,283	30,170
Other long-term liabilities	149,593	157,597
Total liabilities	1,102,619	1,239,996
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of July 4, 2021 and January 3, 2021	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 186,119 shares issued, and 172,842 shares outstanding as of July 4, 2021; 183,442 shares issued, and 170,428 shares outstanding as of January 3, 2021	172	170
Additional paid-in capital	2,703,647	2,685,920
Accumulated deficit	(2,058,032)	(2,085,246)
Accumulated other comprehensive income	9,389	8,799
Treasury stock, at cost: 13,277 shares of common stock as of July 4, 2021; 13,014 shares of common stock as of January 3, 2021	(211,931)	(205,476)
Total stockholders' equity	443,245	404,167
Noncontrolling interests in subsidiaries	768	2,319
Total equity	444,013	406,486
Total liabilities and equity	$1,546,632	$1,646,482

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. ("Maxeon Solar"), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "prepaid expenses and other current assets," "other long-term assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt, current portion," "convertible debt, net of current portion," and "contract liabilities, current portion" financial statement line items on our unaudited condensed consolidated balance sheets (see Note 2, Note 8, Note 9, Note 10, and Note 11).

2 Amounts included in the "Restricted cash and cash equivalents, current portion" and "Restricted cash and cash equivalents, net of current portion" financial statement line items on our unaudited condensed consolidated balance sheets include cash balances set aside for various financial obligations including loans, distributions, letter of credit facilities, and other projects' related cash transactions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues:
Solar power systems, components, and other[1]	$303,408	$212,408	604,645	$497,697
Residential leasing	1,354	1,329	2,474	2,653
Solar services	4,165	3,930	8,206	7,863
Total revenues	308,927	217,667	615,325	508,213
Cost of revenues:
Solar power systems, components, and other[1]	246,053	189,868	500,157	448,505
Residential leasing	678	1,217	1,279	2,513
Solar services	1,165	930	2,984	2,359
Total cost of revenues	247,896	192,015	504,420	453,377
Gross profit	61,031	25,652	110,905	54,836
Operating expenses:
Research and development[1]	4,711	5,994	9,726	13,762
Sales, general, and administrative[1]	56,730	36,014	104,474	76,731
Restructuring charges	808	1,259	4,574	2,835
(Gain) loss on sale and impairment of residential lease assets	(68)	141	(294)	(133)
Gain on business divestitures, net	(224)	(10,458)	(224)	(10,458)
Income from transition services agreement, net[1]	(1,656)	—	(4,743)	—
Total operating expenses	60,301	32,950	113,513	82,737
Operating income (loss)	730	(7,298)	(2,608)	(27,901)
Other income (expense), net:
Interest income	114	174	166	578
Interest expense[1]	(7,721)	(8,448)	(15,686)	(17,641)
Other, net	84,071	71,205	40,600	121,643
Other income, net	76,464	62,931	25,080	104,580
Income from continuing operations before income taxes and equity in earnings of unconsolidated investees	77,194	55,633	22,472	76,679
(Provision for) benefit from income taxes[1]	(2,425)	(1,106)	2,799	(1,991)
Net income from continuing operations	74,769	54,527	25,271	74,688
Loss from discontinued operations before income taxes and equity in losses of unconsolidated investees	—	(33,278)	—	(54,838)
Provision for income taxes from discontinued operations	—	(1,962)	—	(2,946)
Equity in losses of unconsolidated investees	—	(889)	—	(644)
Net loss from discontinued operations, net of taxes	—	(36,129)	—	(58,428)
Net income	74,769	18,398	25,271	16,260
Net loss from continuing operations attributable to noncontrolling interests	438	1,363	1,551	2,742
Net income from discontinued operations attributable to noncontrolling interests	—	(383)	—	(1,055)
Net loss attributable to noncontrolling interests	438	980	1,551	1,687
Net income from continuing operations attributable to stockholders	75,207	55,890	26,822	77,430
Net loss from discontinued operations attributable to stockholders	—	(36,512)	—	(59,483)
Net income attributable to stockholders	$75,207	$19,378	$26,822	$17,947

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.44	$0.33	$0.16	$0.46
Discontinued operations	$—	$(0.21)	$—	$(0.35)
Net income per share – basic	$0.44	$0.12	$0.16	$0.11

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.40	$0.31	$0.15	$0.44
Discontinued operations	$—	$(0.19)	$—	$(0.33)
Net income per share – diluted	$0.40	$0.12	$0.15	$0.11

Weighted-average shares:
Basic	172,640	170,003	171,920	169,413
Diluted	194,363	192,040	176,794	179,174

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenue: solar power systems, components, and other," "cost of revenue: solar power systems, components, and other," "operating expenses: research and development," "operating expenses: sales, general and administrative," "operating expenses: income transition services agreement, net," and "other income (expense), net: interest expense," "(provision for) benefit from income taxes" financial statement line items in our unaudited condensed consolidated statements of operations (see Note 2, Note 9, and Note 11).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$74,769	$18,398	$25,271	$16,260
Components of other comprehensive income:
Translation adjustment	6	909	4	134
Net change in derivatives	423	(2,626)	570	(938)
Net loss on long-term pension liability obligation	—	—	—	(49)
Provision for income taxes	63	141	16	—
Total other comprehensive income (loss)	492	(1,576)	590	(853)
Total comprehensive income	75,261	16,822	25,861	15,407
Comprehensive income attributable to noncontrolling interests	438	980	1,551	1,687
Comprehensive income attributable to stockholders	$75,699	$17,802	$27,412	$17,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 3, 2021	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486
Net income (loss)	—	—	—	—	—	(48,385)	(48,385)	(1,113)	(49,498)
Other comprehensive income	—	—	—	—	98	—	98	—	98
Issuance of restricted stock to employees, net of cancellations	1,908	2	—	—	—	—	2	—	2
Stock-based compensation expense[1]	—	—	5,437	—	—	—	5,437	—	5,437
Bond/debentures conversion	4	—	155	—	—	—	155	—	155
Purchases of treasury stock	(76)	—	—	(2,120)	—	—	(2,120)	—	(2,120)
Other adjustments	—	—	(89)	—	—	392	303	—	303
Balances at April 4, 2021	172,264	172	2,691,423	(207,596)	8,897	(2,133,239)	359,657	1,206	360,863
Net income (loss)	—	—	—	—	—	75,207	75,207	(438)	74,769
Other comprehensive income	—	—	—	—	492	—	492	—	492
Issuance of restricted stock to employees, net of cancellations	664	—	—	—	—	—	—	—	—
Issuance of common stock to executive[2]	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense[1]	—	—	9,225	—	—	—	9,225	—	9,225
Purchases of treasury stock	(187)	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Other adjustments	—	—	—	(25)	—	—	(25)	—	(25)
Balances at July 4, 2021	172,842	$172	$2,703,647	$(211,931)	$9,389	$(2,058,032)	$443,245	$768	$444,013

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net income (loss)	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	170	2,668,704	(199,543)	(8,789)	(2,451,110)	9,432	10,629	20,061
Net income (loss)	—	—	—	—	—	19,378	19,378	(980)	18,398
Other comprehensive loss	—	—	—	—	(1,576)	—	(1,576)	—	(1,576)
Issuance of restricted stock to employees, net of cancellations	533	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,675	—	—	—	5,675	—	5,675
Purchases of treasury stock	(229)	—	—	(1,253)	—	—	(1,253)	—	(1,253)
Balances at June 28, 2020	170,059	$170	$2,674,379	$(200,796)	$(10,365)	$(2,431,732)	$31,656	$9,649	$41,305

1 Stock-based compensation expense includes a recharge to Maxeon Solar of $0.8 million and $0.4 million for the three and six months ended July 4, 2021, respectively, under the collaboration agreement (see Note 11. Related-Party Transactions).

2 Refer to Note 11. Related-Party Transactions for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$25,271	$16,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,817	33,810
Stock-based compensation	15,050	12,746
Non-cash interest expense	3,155	3,748
Equity in losses of unconsolidated investees	—	644
Gain on equity investments	(39,016)	(120,214)
Gain on retirement of convertible debt	—	(2,956)
Gain on sale of investments	(1,162)	—
Gain on business divestitures, net	(224)	(10,458)
Deferred income taxes	(1,637)	1,032
Other, net	(6,215)	3,995
Changes in operating assets and liabilities:
Accounts receivable	(2,909)	58,909
Contract assets	24,498	(2,869)
Inventories	1,825	(6,725)
Project assets	6,305	(11,905)
Prepaid expenses and other assets	5,180	28,038
Operating lease right-of-use assets	6,365	7,786
Advances to suppliers	(3,284)	12,029
Accounts payable and other accrued liabilities	(42,229)	(126,236)
Contract liabilities	(8,554)	(50,454)
Operating lease liabilities	(6,589)	(6,022)
Net cash used in operating activities	(18,353)	(158,842)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,894)	(10,805)
Proceeds from sale of property, plant, and equipment	900	—
Cash paid for solar power systems	(635)	(2,647)
Cash received from sale of investments	1,200	—
Proceeds from business divestitures, net of de-consolidated cash	10,516	15,417
Proceeds from return of capital from equity investments	2,276	53,873
Net cash provided by investing activities	7,363	55,838
Cash flows from financing activities:
Proceeds from bank loans and other debt	95,396	121,498
Repayment of bank loans and other debt	(103,573)	(119,335)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	10,644
Repayment of non-recourse residential and commercial financing debt	(9,798)	—
Repayment of convertible debt	(62,757)	(87,141)
Receipt of contingent asset of a prior business combination	—	2,234
Issuance of common stock to executive	2,998	—
Equity offering costs paid	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(6,453)	(8,381)
Net cash used in financing activities	(84,187)	(81,409)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	114
Net decrease in cash, cash equivalents, and restricted cash	(95,177)	(184,299)
Cash, cash equivalents, and restricted cash, Beginning of period	246,804	458,657
Cash, cash equivalents, and restricted cash, End of period	$151,627	$274,358

Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$140,462	$235,307
Restricted cash and cash equivalents, current portion	5,818	30,631
Restricted cash and cash equivalents, net of current portion	5,347	8,420
Total cash, cash equivalents, and restricted cash	$151,627	$274,358

Supplemental disclosure of cash flow information:
Costs of solar power systems funded by liabilities	$—	$1,716
Property, plant and equipment acquisitions funded by liabilities	$1,174	$5,452
Right-of-use assets obtained in exchange for lease obligations	$11,528	$13,424
Deconsolidation of right-of-use assets and lease obligations	$3,340	$—
Debt repaid in sale of commercial projects[1]	$5,585	$—
Accounts payable balances reclassified to short-term debt	$—	$23,933
Assumption of liabilities in connection with business divestitures	$—	$9,085
Holdbacks in connection with business divestitures	$—	$7,199
Cash paid for interest	$13,527	$16,523
Cash paid for income taxes	$20,233	$11,701

1 Refer to Note 5. Business Divestitures for more details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," the “Company,” "we," "us," or "our") is a leading solar technology and energy services provider that delivers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales team within each segment engaged in direct sales to end customers. SunPower is a majority-owned subsidiary of Total Solar INTL SAS ("Total," formerly Total Solar International SAS) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE) (see “Note 2. Transactions with Total and TotalEnergies SE).

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar, a Singapore public company limited by shares, consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. As a result of the Spin-Off, we no longer consolidate Maxeon Solar within our financial results of continuing operations. For all periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the condensed consolidated statements of operations.

Liquidity

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of these financial statements. In addition, we have historically been successful in generating liquidity by divesting certain investments, such as our shares of Enphase Energy Inc. ("Enphase") common stock, as well as other non-core assets; securing other sources of financing, such as accessing the capital markets; and implementing other cost reduction initiatives such as restructuring, to address our liquidity needs. Although we have historically been able to generate liquidity, we cannot assure that we will be able to continue to do so.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 3, 2021 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as filed with the Securities and Exchange Commission ("SEC") on February 22, 2021 but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The operating results for the three and six months ended July 4, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2021, is a 52-week fiscal year, while fiscal year 2020 was a 53-week fiscal year. The second quarter of fiscal 2021 ended on July 4, 2021, while the second quarter of fiscal 2020 ended on June 28, 2020.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include revenue recognition, specifically the nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; valuation of contingencies such as warranty and litigation; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of July 4, 2021, ownership of our outstanding common stock by TotalEnergies SE and its affiliates was approximately 51%. Subsequent to the Spin-Off, Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares in SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies that hold commercial solar power plant projects to Total Strong, LLC, a joint venture between Total and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”). During the three and six months ended July 4, 2021, we recognized revenue of $22.3 million and $37.4 million, respectively, for sales to this joint venture, for continued recognition of engineering, procurement and construction ("EPC") revenue during the quarter, which is included within "Solar power systems, components, and other" on our consolidated statements of operations.

Affiliation Agreement

In April 2011, we and Total entered into an Affiliation Agreement that governs the relationship between Total and us (the "Affiliation Agreement"). Until the expiration of a standstill period specified in the Affiliation Agreement (the "Standstill Period"), and subject to certain exceptions, Total, TotalEnergies SE, and any of their respective affiliates and certain other related parties (collectively, the "Total Group") may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers, or employees to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power and imposes certain limitations on the Total Group's ability to transfer 40% or more of our outstanding shares or voting power to a single person or group that is not a direct or indirect subsidiary of TotalEnergies SE. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our board of directors (the "Board").

The Affiliation Agreement provides Total with the right to maintain its percentage ownership in connection with any new securities issued by us, and Total may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

The Affiliation Agreement also imposes restrictions with respect to our and our Board's ability to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “Affiliation Agreement Amendment”). The Affiliation Agreement Amendment provides that our Board will include 11 members, composed of our president and chief executive officer, our immediate past chief executive officer, ("Mr. Werner"), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declines below certain thresholds, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. The Affiliation Agreement Amendment further provides that, on November 1, 2021 (or such earlier date as may be designated by the Board), Mr. Werner will resign, and Total will as promptly as practicable cause one of the Total designees to resign, from their positions as members of the Board, and thereafter the Board will be reduced to nine authorized members.

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
•exclusivity over our offering of various post-sale services for projects sold to Total or its affiliates; and
•our right to offer EPC services on certain downstream generation projects being developed by Total.

The Cooperation Agreement remains in effect until December 31, 2023, unless otherwise terminated.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due June 1, 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. Interest was payable semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 were convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 0.875% debentures due 2021 was 20.5071 shares of common stock per $1,000 principal amount of 0.875% senior convertible debentures (which was equivalent to an initial conversion price of approximately $48.76 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate was adjusted to 25.1388 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $39.78 per share).

During the fiscal year ended January 3, 2021, we purchased $337.4 million of aggregated principal amount of the 0.875% debentures due 2021, including $250.0 million of principal amount representing the entire amount held by Total. In June 2021, we repaid the remaining outstanding principal amount of $62.5 million, none of which was held by Total.

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

Joint Solar Projects with Total and Its Affiliates

We enter into various EPC and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of July 4, 2021, we had $50.7 million of "Contract assets," $1.7 million of "Contract liabilities" and $0.3 million of "Accounts receivable, net" on our unaudited condensed consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and Its Affiliates:

The following balances and transactions are associated with transactions entered into with Total and its affiliates.

	As of
(In thousands)	July 4, 2021	January 3, 2021
Accounts receivable	$277	$76

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue:
Solar power systems, components, and other	$22,272	$34,533	$37,377	$63,779
Cost of revenue:
Solar power systems, components, and other	19,456	16,475	31,817	44,324
Other income:
Gain on early retirement of convertible debt	—	—	—	1,850
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	—	—	13
Interest expense incurred on the 0.875% debentures due 2021	—	428	—	832
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	2,000	2,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and six months ended July 4, 2021 and June 28, 2020 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	July 4, 2021				June 28, 2020
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	$248,600	$46,038	$5,378	$300,016	$155,372	$47,858	$(219)	$203,011
Operations and maintenance	—	2,138	1,254	3,392	—	2,136	7,261	9,397
Residential leasing	1,354	—	—	1,354	1,329	—	—	1,329
Solar services	4,165	—	—	4,165	3,605	325	—	3,930
Total revenues	$254,119	$48,176	$6,632	$308,927	$160,306	$50,319	$7,042	$217,667

	Six Months Ended
(In thousands)	July 4, 2021				June 28, 2020
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	$481,377	$109,030	$6,965	$597,372	$377,286	$95,485	$459	$473,230
Operations and maintenance	—	5,408	1,865	7,273	—	4,697	19,770	24,467
Residential leasing	2,474	—	—	2,474	2,653	—	—	2,653
Solar services	8,206	—	—	8,206	7,114	749	—	7,863
Total revenues	$492,057	$114,438	$8,830	$615,325	$387,053	$100,931	$20,229	$508,213

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

Our arrangements may contain clauses such as liquidated damages for delays or early performance bonuses, most favorable pricing, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or milestones. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

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

Changes in estimates for sales of systems for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended July 4, 2021 and June 28, 2020 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $1.0 million, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands, except number of projects)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Increase (decrease) in revenue from net changes in transaction prices	$2,131	$(308)	$2,131	$(308)
Increase (decrease) in revenue from net changes in input cost estimates	(2,084)	1,082	(2,084)	(51)
Net increase (decrease) in revenue from net changes in estimates	$47	$774	$47	$(359)

Number of projects	3	1	3	2

Net change in estimate as a percentage of aggregate revenue for associated projects	0.6%	11.5%	0.6%	(0.3)%

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion of a construction and development project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to Note 4. Balance Sheet Components for further details. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	July 4, 2021	January 3, 2021
Contract Assets	$98,304	$122,802
Contract Liabilities	93,709	102,594

During the three and six months ended July 4, 2021, the decrease in contract assets of $24.0 million and $24.5 million, respectively, was primarily driven by a settlement for milestone accomplishment for one legacy power plant project, as well as a collection of variable consideration on a power plant development project sold in prior years.

During the three and six months ended June 28, 2020, the increase and decrease in contract assets of $2.9 million and $32.8 million, respectively, was primarily driven by billings for commercial projects where certain milestones had been reached as well as changes in estimates of variable consideration due for previous sales of certain power plant projects.

During the three months ended July 4, 2021, the increase in contract liabilities of $4.6 million was primarily due to the increase in milestone payments from customers. During the six months ended July 4, 2021, decrease of $8.9 million was due to the attainment of milestones billings for various projects.

During the three and six months ended June 28, 2020, the decrease in contract liabilities of $25.1 million and $36.5 million, respectively, was primarily due to the utilization of customer advances.

During the three and six months ended July 4, 2021, we recognized revenue of $30.9 million and $37.4 million, respectively, that was included in contract liabilities as of April 4, 2021 and January 3, 2021, respectively. During the three and six months ended June 28, 2020, we recognized revenue of $30.1 million and $60.9 million, respectively, that was included in contract liabilities as of March 29, 2020 and December 29, 2019, respectively.

The following table represents the average percentage of completion as of July 4, 2021 for EPC agreements for projects that we are constructing. We expect to recognize $122.2 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2023	93.4%

As of July 4, 2021, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $281.5 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	July 4, 2021	January 3, 2021
Accounts receivable, gross[1]	$125,726	$124,402
Less: allowance for credit losses	(14,997)	(15,379)
Less: allowance for sales returns	(279)	(159)
Accounts receivable, net	$110,450	$108,864

1 A lien exists on $63.2 million of our consolidated accounts receivable, gross, as of July 4, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Balance at beginning of period	$14,846	$19,176	$15,379	$17,208
Provision for credit losses	239	619	191	2,587
Write-offs	(88)	(310)	(573)	(310)
Balance at end of period	$14,997	$19,485	$14,997	$19,485

Inventories

	As of
(In thousands)	July 4, 2021	January 3, 2021
Photo-voltaic modules	$180,779	$170,013
Microinverters	15,419	16,774
Energy Storage	20,634	4,548
Other solar power system component materials	19,011	19,247
Inventories1 2 3	$235,843	$210,582

1 A lien exists on $163.0 million of our gross inventory as of July 4, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

2 Refer to long-term inventory for the safe harbor program under the caption "Other long-term assets."

3 Photo-voltaic modules are classified as finished goods, while the remaining components of total inventories consist of raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	July 4, 2021	January 3, 2021
Deferred project costs	$31,716	$26,996
VAT receivables, current portion	734	1,174
Deferred costs for solar power systems	21,927	24,526
Prepaid taxes	—	205
Other	34,513	41,350
Prepaid expenses and other current assets	$88,890	$94,251

Property, Plant and Equipment, Net

	As of
(In thousands)	July 4, 2021	January 3, 2021
Manufacturing equipment[1]	$17,883	$17,134
Leasehold improvements	29,257	29,385
Solar power systems	8,653	30,110
Computer equipment	50,903	49,935
Furniture and fixtures	7,855	7,899
Work-in-progress	8,031	3,080
Property, plant and equipment, gross	122,582	137,543
Less: accumulated depreciation and impairment	(90,075)	(90,777)
Property, plant and equipment, net[2]	$32,507	$46,766

1 As of January 3, 2021 and July 4, 2021, manufacturing equipment is predominantly related to our equipment in our manufacturing facility in Hillsboro, Oregon.

2 Property, plant and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	July 4, 2021	January 3, 2021
Equity investments with readily determinable fair value	$279,618	$614,148
Equity investments without readily determinable fair value	801	801
Equity investments with fair value option	8,374	9,924
Long-term inventory[1]	—	27,085
Other	55,360	44,451
Other long-term assets	$344,153	$696,409

1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 9. Equity Investments for details.

Accrued Liabilities

	As of
(In thousands)	July 4, 2021	January 3, 2021
Employee compensation and employee benefits	$23,400	$23,312
Interest payable	7,922	8,796
Short-term warranty reserves	21,017	29,337
Restructuring reserve	3,148	2,808
Legal expenses	8,436	10,493
Taxes payable	2,777	25,968
Other	30,434	21,201
Accrued liabilities	$97,134	$121,915

Other Long-term Liabilities

	As of
(In thousands)	July 4, 2021	January 3, 2021
Deferred revenue	$34,756	$36,527
Long-term warranty reserves	45,768	52,540
Unrecognized tax benefits	12,239	12,584
Long-term pension liability	5,610	5,185
Long-term deferred tax liabilities	12,280	13,468
Other	38,940	37,293
Other long-term liabilities	$149,593	$157,597

Accumulated Other Comprehensive Income

	As of
(In thousands)	July 4, 2021	January 3, 2021
Cumulative translation adjustment	$9,639	$9,635
Net gain on long-term pension liability obligation	(250)	(250)
Net gain on long-term derivative financial instrument	—	(570)
Deferred taxes	—	(16)
Accumulated other comprehensive income	$9,389	$8,799

Note 5. BUSINESS DIVESTITURES

Sale of Commercial Projects

During the quarter ended July 4, 2021, we sold certain commercial projects including the underlying fixed assets and debt to SunStrong Capital Holdings, LLC ("SunStrong") for total consideration of $8.9 million.

Upon closing, we received net cash consideration of $2.8 million after holdbacks totaling $0.4 million for certain retained obligations, and debt obligations repaid directly by the buyer totaling $5.6 million which were related to our PNC Energy Capital loan. We assessed the recoverability of these holdbacks and included our best estimate of the amount recoverable in the future in our calculation of net loss on sale.

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a loss of $5.1 million, inclusive of $0.1 million of transaction expenses, which was recorded and netted against "gain on business divestitures, net" in our unaudited condensed consolidated statements of operations for the three and six months ended July 4, 2021.

The assets and liabilities of the commercial projects that were sold in the transaction are summarized below:

(In thousands)
Accounts receivable, net	$719
Prepaid expenses, other current assets, and cash	840
Property, plant and equipment, net	12,847
Total assets	14,406

Accrued liabilities	137
Short-term debt	614
Long-term debt	4,779
Other long-term liabilities	804
Total liabilities	6,334
Net assets	$8,072

Net proceeds received were as follows:

(In thousands)
Purchase price	$8,881
Transaction costs	(105)
Holdback receivables	(369)
Debt repaid directly by buyer	(5,585)
Net proceeds received	$2,822

Net loss on sale for three and six months ended July 4, 2021 was as follows:

(In thousands)
Net proceeds received	$2,822
Estimated receivable from amount held back for retained obligations	184
Book value of net assets sold	(8,072)
Net loss on sale	$(5,066)

Sale of Residential Leases

During the quarter ended July 4, 2021, we sold certain residential lease solar systems to SunStrong for total consideration of $8.5 million.

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a gain of $5.3 million, inclusive of $0.4 million of transaction expenses, which was recorded as "gain on business divestitures, net" in our unaudited condensed consolidated statements of operations for the three and six months ended July 4, 2021.

The assets and liabilities related to the residential leases that were sold are summarized below:

(In thousands)
Accounts receivable, net	$253
Prepaid expenses and other current assets	825
Property, plant, and equipment, net	1,934
Solar power systems leased, net	186
Total assets	3,198

Accrued and other liabilities	106
Contract liabilities	332
Total liabilities	438
Net assets	$2,760

Net proceeds received were as follows:

(In thousands)
Purchase price	$8,500
Transaction costs	(449)
Net proceeds received	$8,051

Net gain on sale for three and six months ended July 4, 2021 was as follows:

(In thousands)
Net proceeds received	$8,051
Book value of net assets sold	(2,760)
Net gain on sale	$5,291

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of July 4, 2021 and January 3, 2021:

	July 4, 2021				January 3, 2021
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	$8,374	$8,374	$—	$—	$9,924	$9,924	$—	$—
Equity investments with readily determinable fair value	652,438	—	—	652,438	614,148	—	—	614,148
Total assets	$660,812	$8,374	$—	$652,438	$624,072	$9,924	$—	$614,148
Liabilities
Other long-term liabilities:
Interest rate swap contracts[1]	$—	$—	$—	$—	$600	$—	$600	$—
Total liabilities	$—	$—	$—	$—	$600	$—	$600	$—

1 Our interest rate swap contracts were related to our PNC Energy Capital loan and were terminated during the quarter (see Note 10. Debt and Credit Sources for details).

Equity investments with fair value option ("FVO")

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, LLC ("SunStrong Partners"), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 9. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the six months ended July 4, 2021. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the six months ended July 4, 2021.

(In thousands)	Beginning balance as of January 3, 2021	Equity Distribution [1]	Additional Investment	Other adjustment [2]	Ending balance as of July 4, 2021
Equity investments with FVO	$9,924	$(2,276)	$—	$726	$8,374

1 During the three months ended July 4, 2021, we received $2.3 million in cash proceeds from SunStrong Partners. The distribution reduced our equity investment balance in SunStrong Partners classified in "other long-term assets" on our unaudited condensed consolidated balance sheet.

2 During the three months ended July 4, 2021, we recognized $0.7 million gain on change in valuation of equity investments within "other, net" in our unaudited condensed consolidated statement of operations. The gain was primarily due to change in forecasted cash flows of SunStrong, resulting from the sale of certain commercial projects (Refer to Note 5. Business Divestitures).

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of July 4, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2021
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$8,374	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$8,374

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and six months ended July 4, 2021, we recorded gains of $83.0 million and $38.3 million, respectively, within "other, net" in our unaudited condensed consolidated statement of operations as compared to gains of $71.1 million and $119.0 million in the three and six months ended June 28, 2020. During the six months ended June 28, 2020, we sold one million shares of Enphase common stock, in open market transactions for cash proceeds of $43.7 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain investments and non-financial assets (including property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. As of July 4, 2021 and January 3, 2021, there were no material items recorded at fair value on a non-recurring basis.

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

Note 7. RESTRUCTURING

January 2021 Restructuring Plan

During the quarter ended April 4, 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions to be implemented in the first quarter of 2021 and expected to be completed by the third quarter of 2021, we expected the majority of our approximately 170 primarily manufacturing employees to exit over a period of three to six months. We expected to incur restructuring charges totaling approximately $7.0 million to $9.0 million, consisting primarily of severance benefits (between $4.0 million and $5.0 million) and real estate lease termination costs (between $3.0 million and $4.0 million).

In connection with the closure, in April 2021, we signed agreements with two independent third parties to sell certain assets and liabilities, as well as retain and engage certain employees at the facility in providing R&D services. The proceeds for the assets and sale of R&D services, together with the assumption of certain liabilities, reduced our previously anticipated restructuring charges by approximately $1.2 million.

As of July 4, 2021, we had incurred cumulative costs of approximately $3.6 million in restructuring charges, primarily relating to the payment of severance benefits. The 2021 restructuring plan primarily relates to payroll for remaining employees expected to be incurred through 2022 and the end of the R&D services agreement.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate, and most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of July 4, 2021, we had incurred cumulative costs of approximately $11.0 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan is substantially completed.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$(63)	$—	$3,608	$—	$3,608
Other costs[1]	22	—	35	—	35
Total January 2021 Restructuring Plan	(41)	—	3,643	—	3,643

December 2019 Restructuring Plan:
Severance and benefits	847	1,249	819	2,888	10,852
Other costs[1]	—	—	112	—	159
Total December 2019 Restructuring Plan	847	1,249	931	2,888	11,011

Other Legacy Restructuring Plans	2	10	—	(53)	68,642
Total restructuring charges	$808	$1,259	$4,574	$2,835	$83,296

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

The following table summarizes the restructuring reserve activities during the six months ended July 4, 2021:

	Six Months Ended
(In thousands)	January 3, 2021	Charges (Benefits)	(Payments) Recoveries	July 4, 2021
January 2021 Restructuring Plan:
Severance and benefits	$—	$3,608	$(1,456)	$2,152
Other costs[1]	—	35	(35)	—
Total January 2021 Restructuring Plan	—	3,643	(1,491)	2,152

December 2019 Restructuring Plan:
Severance and benefits	2,608	819	(2,561)	866
Other costs[1]	—	112	(112)	—
Total December 2019 Restructuring Plan	2,608	931	(2,673)	866

Other Legacy Restructuring Plans	200	—	(70)	130
Total restructuring reserve activities	$2,808	$4,574	$(4,234)	$3,148

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. We also lease certain buildings under non-cancellable finance leases. Operating leases are subject to renewal options for periods ranging from one year to ten years.

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating leases:
Operating lease expense	$3,701	$3,516	$7,415	$6,934
Sublease income	(105)	(20)	(211)	(55)
Rent expense	$3,596	$3,496	$7,204	$6,879

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,437	$3,888	$8,600	$7,197
Right-of-use assets obtained in exchange for leases	$—	$963	$11,528	$13,424
Weighted-average remaining lease term (in years) - operating leases	6.3	6.7	6.3	6.7
Weighted-average discount rate - operating leases	8.8%	9%	8.8%	9%

The future minimum lease payments to be paid under non-cancellable leases in effect as of July 4, 2021, are as follows (in thousands):

As of July 4, 2021	Operating Leases
2021 (remaining six months)	$8,800
2022	14,722
2023	11,899
2024	8,029
2025	4,353
Thereafter	15,473
Total lease payments	63,276
Less: imputed interest	(15,077)
Total	$48,199

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 4, 2021 are as follows:

(In thousands)	Fiscal 2021 (remaining six months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total[1]
Future purchase obligations	$149,830	$125,170	$33,148	$1,710	$775	$5,307	$315,940

1 Total future purchase obligations consisted of $26.7 million related to non-cancellable purchase orders and $289.2 million related to long-term supply agreements.

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

Product Warranties

The following table summarizes accrued warranty activities for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Balance at the beginning of the period	$72,271	$99,552	$81,877	$101,380
Accruals for warranties issued during the period	2,378	1,148	11,862	7,674
Settlements and adjustments during the period	(7,864)	(8,301)	(26,954)	(16,655)
Balance at the end of the period	$66,785	$92,399	$66,785	$92,399

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our unaudited condensed consolidated balance sheets (see Note 4. Balance Sheet Components).

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have performed significantly above their performance warranty thresholds, and there have been no cases in which we have had to buy back a system. As of July 4, 2021 and January 3, 2021, we had $8.3 million and $9.1 million, respectively, classified as "accrued liabilities," and $2.7 million and $3.1 million, respectively, classified as "other long-term liabilities" on our unaudited condensed consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.2 million and $12.6 million as of July 4, 2021 and January 3, 2021, respectively. These amounts are included within "other long-term liabilities" on our unaudited condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax-related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits ("ITCs") and U.S. Treasury Department ("U.S. Treasury") cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a "Cash Grant"). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures typically allow us to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, "Guarantees," for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, "Contingencies." We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of July 4, 2021, and January 3, 2021, our provision was $9.5 million and $9.4 million primarily for tax-related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current or future net exposure under the Hemlock Agreements as of the quarter ended July 4, 2021. Maxeon Solar's remaining obligations under the Hemlock Agreements amount to $65.1 million and $125.8 million for the remainder of fiscal 2021 and fiscal 2022, respectively. This is gross of prepayments of $74.0 million as of July 4, 2021. This indemnity qualifies for the criteria for accounting under the guidance in ASC 460; however, as of the quarter ended July 4, 2021, the fair value of the guarantee is immaterial and therefore excluded in our unaudited condensed consolidated balance sheet.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we also agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $6.2 million equal to the fair value of the guarantee provided as of the period ended July 4, 2021.

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

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as "Equity in earnings (losses) of unconsolidated investees" in our unaudited condensed consolidated statements of operations. Mark-to-market gains and losses on equity investments are reflected as "other, net" under other income (expense), net in our unaudited condensed consolidated statements of operations. The carrying value of our equity investments, classified as "other long-term assets" on our unaudited condensed consolidated balance sheets, are as follows:

	As of
(In thousands)	July 4, 2021	January 3, 2021
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$652,438	$614,148
Total equity investments with readily determinable fair value [1]	652,438	614,148
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	679	679
Total equity investments without readily determinable fair value	801	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,371	7,645
SunStrong Partners, LLC	3	2,279
Total equity investment with fair value option	8,374	9,924
Total equity investments	$661,613	$624,873
1 As of July 4, 2021, two million shares of Enphase common stock have been reclassified to current assets as short-term investments.

Variable Interest Entities ("VIEs")

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either unconsolidated VIEs or consolidated VIEs (refer to our Form 10-K for the fiscal year ended January 3, 2021 for further details on our various VIE arrangements).

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

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Summarized statements of operations information:
Revenue	$32,697	$29,293	$65,794	$58,757
Gross income (loss)	1,007	(5,458)	2,221	(6,896)
Net (loss) income	2,716	(217)	(43,073)	21,423

	As of
(In thousands)	July 4, 2021	January 3, 2021
Summarized balance sheet information:
Current assets	$90,285	$93,752
Long-term assets	1,476,996	1,378,382
Current liabilities	58,585	48,126
Long-term liabilities	1,181,709	1,130,484

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong and SunStrong Partners are as follows:

	As of
(In thousands)	July 4, 2021	January 3, 2021
Accounts receivable	$18,107	$16,767
Other long-term assets	11,000	—
Accrued liabilities	216	7,996
Contract liabilities	28,401	27,426

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues and fees received from investees for products/services	$50,475	$43,257	$100,122	$99,192
Gain on business divestitures, net[1]	(224)	—	(224)	—

1 The gain relates to the net impact of the sales to SunStrong during the quarter. Refer to Note 5. Business Divestitures for additional details on the sales.

Consolidated VIEs

For Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial"), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $4.2 million and $7.8 million for the three and six months ended July 4, 2021, respectively. Total revenue was $2.8 million and $3.5 million for the three and six months ended June 28, 2020, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of July 4, 2021, we had $73.7 million of assets from the consolidated VIEs.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our unaudited condensed consolidated balance sheets:

	July 4, 2021				January 3, 2021
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$—	$62,634	$62,531	$—	$62,531
4.00% debentures due 2023[1]	424,995	—	423,059	423,059	425,000	—	422,443	422,443
CEDA loan	—	—	—	—	30,000	—	29,219	29,219
Other debt	133,683	74,071	58,224	132,295	126,283	97,059	27,228	124,287
	$558,678	$74,071	$481,283	$555,354	$643,917	$159,590	$478,890	$638,480

1 The 4.00% debentures due 2023 original principal amount of $425.0 million was reduced by $5.0 thousand during the first quarter of fiscal 2021 due to a bond conversion during the quarter.

As of July 4, 2021, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2021 (remaining six months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Aggregate future maturities of outstanding debt	$75,310	$67	$425,065	$57,968	$78	$190	$558,678

Convertible Debt

The following table summarizes our outstanding convertible debt:

	July 4, 2021			January 3, 2021
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$62,531	$62,634	$64,018
4.00% debentures due 2023	423,059	424,995	603,871	422,443	425,000	549,398
	$423,059	$424,995	$603,871	$484,974	$487,634	$613,416

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

In April 2021, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

Other Debt

We enter into other debt arrangements to finance our operations, including sometimes entering into project level non-recourse debt dependent on the needs of the various project. As of July 4, 2021, we had $132.3 million outstanding under these financings.

The following presents a summary of these non-recourse financing and other debt arrangements:

	Aggregate Carrying Value[1]
(In thousands)	July 4, 2021	January 3, 2021	Balance Sheet Classification
Recourse Debt:
PNC Energy Capital loan[2]	$—	$5,545	Short-term debt and Long-term debt
Asset-Backed Loan	$57,779	$32,690	Short-term debt and Long-term debt
Safe Harbor	$69,048	$75,910	Short-term debt and Long-term debt
Total Recourse Debt	$126,827	$114,145

Non-Recourse Debt:
Vendor financing and other debt	$5,468	$560	Short-term debt and Long-term debt
Construction project debt	$—	$9,583	Short-term debt
Total Non-Recourse Debt	$5,468	$10,143

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

2 In fiscal 2013, we entered into a financing agreement with PNC Energy Capital, LLC to finance our construction projects. Interest is calculated at a per annum rate equal to LIBOR plus 4.13%. These debt obligations, and corresponding interest rate swap contracts, were assumed by the buyer in our sale of commercial projects (see Note 5. Business Divestitures for additional details on the sale).

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered into a Loan and Security Agreement with Bank of America, N.A, which, together with subsequent amendments, provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $75.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of (1) any time up to June 1, 2021, the date of maturity of our 0.875% debentures due 2021, if we fail to maintain a deposit equal to the full outstanding balance of our convertible debt in a separate account with Bank of America, N.A, (2) October 15, 2022 (a date that is 91 days prior to the maturity of our 4.00% debentures due 2023), if the balance of the revolver at the time is not zero, (3) March 29, 2024, or (4) the termination of the commitments thereunder. The balance outstanding on the revolver was $57.9 million and $32.8 million, respectively, as of July 4, 2021 and January 3, 2021.

Note 11. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

The below table summarizes our transactions with Maxeon Solar for the three and six months ended July 4, 2021:

	Three Months Ended	Six Months Ended
(In thousands)	July 4, 2021	July 4, 2021
Purchases of photovoltaic modules (recorded in cost of revenue)	$47,192	$105,346
Research and development expenses reimbursement received	$8,650	$18,023
Income from transition services agreement, net	$1,656	$4,743

The Company had the following balances related to transactions with Maxeon Solar as of July 4, 2021:

As of
(In thousands)	July 4, 2021
Prepaid and other current assets	$1,996
Accrued liabilities	$9,354
Accounts payable	$23,562

Refer to Note 2. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 9. Equity Investments for related-party transactions with SunStrong and SunStrong Partners.

CEO Stock Purchase

In connection with his commencement of employment with the company on April 19, 2021, Peter Faricy, SunPower Corporation’s Chief Executive Officer, was granted the right to purchase up to $3.0 million in shares of SunPower’s common stock based on the closing trading price on the date of purchase. For each share of common stock purchased within the 12-month period commencing on April 19, 2021, SunPower agreed to grant to Mr. Faricy one restricted stock unit (the “Matching RSUs”). The Matching RSUs vest in equal installments on each of the first two anniversaries of the last day of the calendar quarter in which Mr. Faricy purchases the related common stock. On April 26, 2021, Mr. Faricy purchased 101,730 shares of common stock for an aggregate of $3.0 million and SunPower issued the equivalent Matching RSUs.

Note 12. INCOME TAXES

In the three months ended July 4, 2021, our income tax provision of $2.4 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $77.2 million was primarily due to the deferred tax liability on mark-to-market unrealized gains on equity investments. Our income tax provision of $1.1 million in the three months ended June 28, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $55.6 million was primarily due to tax expense in foreign jurisdictions, unrelated to Maxeon Solar, that were profitable.

In the six months ended July 4, 2021, our income tax benefit of $2.8 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $22.5 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability, partially offset by deferred tax liability on mark-to-market unrealized gains on equity investments. Our income tax provision of $2.0 million the six months ended June 28, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $76.7 million was primarily due to tax expense in foreign jurisdictions, unrelated to Maxeon Solar, that were profitable.

During the three and six months ended July 4, 2021, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Our projected effective tax rate is based on forecasted annualized results which may fluctuate significantly in future periods, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable duration and severity of the COVID-19 pandemic on our operating results.

Total liabilities associated with uncertain tax positions did not significantly change at $12.2 million and $12.6 million as of July 4, 2021 and January 3, 2021, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic net income per share:
Numerator:
Net income attributable to stockholders - continuing operations	$75,207	$55,890	$26,822	$77,430
Net loss attributable to stockholders - discontinued operations	—	(36,512)	—	(59,483)
Net income attributable to stockholders	$75,207	$19,378	$26,822	$17,947
Denominator:
Basic weighted-average common shares	172,640	170,003	171,920	169,413

Basic net income per share - continuing operations	$0.44	$0.33	$0.16	$0.46
Basic net loss per share - discontinued operations	—	(0.21)	—	(0.35)
Basic net income per share	$0.44	$0.12	$0.16	$0.11

Diluted net income per share:
Numerator:
Net income attributable to stockholders - continuing operations	$75,207	$55,890	$26,822	$77,430
Add: Interest expense on 0.875% debentures due 2021, net of tax	67	535	168	1,040
Add: Interest expense on 4.00% debentures due 2023, net of tax	3,126	3,358	—	—
Net income available to common stockholders - continuing operations	78,400	59,783	$26,990	$78,470
Net loss available to common stockholders - discontinued operations	$—	$(36,512)	$—	$(59,483)
Denominator:
Basic weighted-average common shares	172,640	170,003	171,920	169,413
Effect of dilutive securities:
Restricted stock units	3,084	1,765	3,299	1,558
0.875% debentures due 2021	1,571	6,350	1,575	8,203
4.00% debentures due 2023	17,068	13,922	—	—
Dilutive weighted-average common shares:	194,363	192,040	176,794	179,174

Dilutive net income per share - continuing operations	$0.40	$0.31	$0.15	$0.44
Dilutive net loss per share - discontinued operations	—	(0.19)	—	(0.33)
Dilutive net income per share	$0.40	$0.12	$0.15	$0.11

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Restricted stock units	1,070	3,596	1,070	4,509
4.00% debentures due 2023	—	—	17,068	13,922

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of revenue	$1,085	$542	$1,972	$1,186
Research and development	1,456	233	1,826	536
Sales, general, and administrative	7,496	3,180	11,252	7,211
Total stock-based compensation expense	$10,037	$3,955	$15,050	$8,933

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

Our Residential, Light Commercial ("RLC") segment refers to sales of fully integrated solar, storage and home energy solutions, through a combination of our third-party installing and non-installing dealer network and resellers and our in-house sales team. The Commercial and Industrial Solutions ("C&I Solutions") segment refers to direct sales of turn-key EPC services and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales that we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others." Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our chief executive officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions and Other segments. The CODM further views the business performance of each segment under two key sources of revenue - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenues, while Power Co refers to our post-system sale recurring services revenues, mainly from asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I Solutions. The risk profile of each revenue stream is different, and therefore the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Adjustments Made for Segment Purposes

Adjustments Based on International Financial Reporting Standards (“IFRS”)

Mark-to-market gain (loss) on equity investments

We recognize adjustments related to the fair value of equity investments with readily determinable fair value based on the changes in the stock price of these equity investments at every reporting period. Under U.S. GAAP, mark-to-market gains and losses due to changes in stock prices for these securities are recorded in earnings while under IFRS, an election can be made to recognize such gains and losses in other comprehensive income. Such an election was made by TotalEnergies SE. Further, we elected the FVO for some of our equity investments, and we adjust the carrying value of those investments based on their fair market value calculated periodically. Such option is not available under IFRS, and equity method accounting is required for those investments. Management believes that excluding these adjustments on equity investments is consistent with our internal reporting process as part of our status as a consolidated subsidiary of TotalEnergies SE and better reflects our ongoing results.

Other Adjustments

Intersegment gross margin

Our U.S. manufacturing operations that are part of the Others segment manufacture and sell solar modules to both operating segments, RLC and C&I Solutions, based on transfer prices determined by management's assessment of market-based pricing terms. Such intersegment sales and related costs are eliminated at the corporate level to derive our unaudited condensed consolidated financial results.

Gain on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to sell all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in majority of our residential lease business and retained a 51% membership interest. We record an impairment charge based on the expected fair value for a portion of residential lease assets portfolio that was retained. Any charges or credits on these remaining unsold residential lease assets impairment, as well as corresponding depreciation savings, are excluded from our non-GAAP results as they are not reflective of ongoing operating results.

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

Gain on business divestitures, net

In the second quarter of fiscal 2021, we sold a portion of our residential lease business and certain commercial projects recognizing a gain and a loss, respectively relating to these business divestitures. We believe that it is appropriate to exclude this gain and loss from our segment results as they are not reflective of ongoing operating results.

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

Executive transition costs

We incur non-recurring charges related to the hiring and transition of new executive officers. We recently appointed a new chief executive officer and chief legal officer, and are investing resources in those executive transitions and in developing new members of management as we complete our restructuring transformation. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Business reorganization costs

In connection with the Spin-Off, we incurred, and expect to continue to incur in upcoming quarters, non-recurring charges on third-party legal and consulting expenses, primarily to enable the separation of shared information technology systems and applications. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

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

Results of operations of legacy business to be exited

We excluded the first quarter 2021 results of operations of our Hillsboro, Oregon, facility from our non-GAAP results given that the Hillsboro, Oregon, facility ceased revenue generation in the first fiscal quarter of 2021 and all subsequent activities are focused on the wind-down of operations. As such, they are not reflective of ongoing operating results.

Litigation

We may be involved in various litigation, claims, and proceedings that result in payments or recoveries. We exclude gains or losses associated with such events because the gains or losses do not reflect our underlying financial results in the period incurred. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Segment and Geographical Information

The following tables present segment results for the three and six months ended July 4, 2021 for revenue, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our unaudited condensed consolidated results under U.S. GAAP, as well as information about significant customers and revenue by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	July 4, 2021			June 28, 2020
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$247,260	$44,769	$5,374	$154,126	$47,006	$(204)
Power Co	6,859	3,407	1,254	6,164	3,314	7,261
Intersegment revenue	—	—	—	—	—	5,643
Total segment revenue as reviewed by CODM	$254,119	$48,176	$6,628	$160,290	$50,320	$12,700
Segment gross profit as reviewed by CODM	$57,210	$703	$5,280	$26,217	$10,708	$(6,283)
Adjusted EBITDA	$27,893	$(5,568)	$4,878	$6,589	$5,402	$(7,177)

	Six Months Ended
	July 4, 2021			June 28, 2020
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenue from external customers:
Dev Co	$478,682	$102,890	$6,340	$380,756	$93,754	$266
Power Co	13,374	11,549	1,865	11,674	7,177	19,771
Intersegment revenue	—	—	(11)	—	—	25,522
Total segment revenue as reviewed by CODM	$492,056	$114,439	$8,194	$392,430	$100,931	$45,559
Segment gross profit as reviewed by CODM	$110,131	$4,914	$5,032	$59,722	$9,413	$(15,738)
Adjusted EBITDA	$52,946	$(4,992)	$4,264	$15,825	$(2,472)	$(16,086)

Reconciliation of Segment Revenue to Unaudited Condensed Consolidated GAAP Revenue	Three Months Ended		Six Months Ended
(In thousands):	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total segment revenue as reviewed by CODM	$308,923	$223,310	$614,689	$538,920
Adjustments to segment revenue:
Intersegment elimination	—	(5,643)	11	(25,522)
Legacy utility and power plant projects	—	—	—	207
Construction revenue on solar services contracts	—	—	—	(5,392)
Results of operations of legacy business to be exited	4	—	625	—
Unaudited Condensed consolidated GAAP revenue	$308,927	$217,667	$615,325	$508,213

Reconciliation of Segment Gross Profit to Unaudited Condensed Consolidated GAAP Gross Profit	Three Months Ended		Six Months Ended
(In thousands):	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Segment gross profit	$63,193	$30,642	$120,077	$53,397
Adjustments to segment gross profit:
Intersegment elimination	419	(3,193)	868	9,851
Legacy utility and power plant projects	—	—	—	34
Legacy sale-leaseback transactions	—	—	—	(20)
Gain on sale and impairment of residential lease assets	519	458	1,013	906
Construction revenue on solar services contracts	—	—	—	(4,734)
Stock-based compensation expense	(1,069)	(471)	(1,956)	(1,030)
Amortization of intangible assets	—	(1,784)	—	(3,568)
Results of operations of legacy business to be exited	(2,031)	—	(9,097)	—
Unaudited Condensed consolidated GAAP gross profit	$61,031	$25,652	$110,905	$54,836

Reconciliation of Segments EBITDA to Loss before income taxes and equity in losses of unconsolidated investees	Three Months Ended		Six Months Ended
(In thousands):	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Segment adjusted EBITDA	$27,203	$4,814	$52,218	$(2,733)
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	—	—	34
Legacy sale-leaseback transactions	—	—	—	(20)
Mark-to-market gain on equity investments	83,746	71,060	39,016	118,931
Gain on sale and impairment of residential lease assets	587	317	5,970	1,039
Construction revenue on solar services contracts	—	—	—	(4,734)
Stock-based compensation expense	(10,037)	(3,955)	(15,050)	(8,933)
Amortization of intangible assets	—	(1,784)	—	(3,570)
Gain on business divestitures, net	224	10,529	224	10,529
Transaction-related costs	(225)	(1,382)	(355)	(1,862)
Executive transition costs	(502)	—	(502)	—
Business reorganization costs	(904)	—	(1,858)	—
Restructuring charges	(808)	(1,259)	(4,574)	(2,835)
Results of operations of legacy business to be exited	(2,031)	—	(9,097)	—
Litigation	(3,493)	—	(8,703)	(485)
Gain on convertible debt repurchased	—	—	—	2,956
Net loss attributable to noncontrolling interests	(438)	(1,363)	(1,551)	(2,742)
Cash interest expense, net of interest income	(7,607)	(8,317)	(15,521)	(17,184)
Depreciation and amortization	(3,486)	(3,933)	(6,828)	(7,433)
Corporate	(5,035)	(9,094)	(10,917)	(4,279)
Income before income taxes and equity in loss of unconsolidated investees	$77,194	$55,633	$22,472	$76,679

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," the "Company," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that delivers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales team within each segment engaged in direct sales to end customers. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recent Developments

Key transactions during the fiscal quarter ended July 4, 2021 include:

Repayment of 0.875% Debentures Due 2021

In June 2021, we repaid the remaining $62.5 million aggregate principal amount of our 0.875% debentures due 2021.

Repayment of Loan Agreement with CEDA

In April 2021, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

Sale of Commercial Projects

In July 2021, we sold certain commercial projects including the underlying fixed assets and debt to SunStrong for total consideration of $8.9 million. The transaction was considered the sale of a business as defined in ASC 805, Business Combinations, and we recorded a loss of $5.1 million, which was recorded and netted against "gain on business divestitures, net" in our unaudited condensed consolidated statements of operations for the three and six months ended July 4, 2021. We received net cash consideration of $2.8 million.

Sale of Residential Leases

In July 2021, we sold certain residential lease solar systems to SunStrong for total consideration of $8.5 million. The transaction was considered the sale of a business as defined in ASC 805, Business Combinations, and we recorded a gain of $5.3 million, which was recorded as "gain on business divestitures, net" in our unaudited condensed consolidated statements of operations for the three and six months ended July 4, 2021.

Environmental Regulations Update

As part of our commitment to energy sustainability, we published our fiscal 2020 Environmental, Social, and Governance ("ESG") Report in May 2021. This report describes the Company's energy sustainability strategies and addresses other environmental matters such as waste minimization, minimization of impact on natural resources, and recycling. The ESG Report can be found on our website at https://us.sunpower.com/why-sunpower/sustainability. This website reference is provided for convenience only and the content on the referenced website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows:

	Three Months Ended
	July 4, 2021		June 28, 2020
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$308,927	100	$217,667	100
Total cost of revenue	247,896	80	192,015	88
Gross profit	61,031	20	25,652	12
Research and development	4,711	2	5,994	3
Sales, general, and administrative	56,730	18	36,014	17
Restructuring charges	808	—	1,259	—
(Gain) loss on sale and impairment of residential lease assets	(68)	—	141	—
Gain on business divestitures, net	(224)	—	(10,458)	(5)
Income from transition services agreement, net	(1,656)	—	—	—
Operating income (loss)	730	—	(7,298)	(3)
Other income, net	76,464	25	62,931	29
Income from continuing operations before income taxes and equity in earnings of unconsolidated investees	77,194	25	55,633	26
Provision for income taxes	(2,425)	(1)	(1,106)	(1)
Net income from continuing operations	74,769	24	54,527	25
Net loss from discontinued operations, net of taxes	—	—	(36,129)	(17)
Net income	74,769	24	18,398	8
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	438	—	1,363	1
Net income from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	(383)	—
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	438	—	980	—
Net income from continuing operations attributable to stockholders	75,207	24	55,890	26
Net loss from discontinued operations attributable to stockholders	—	—	(36,512)	(17)
Net income attributable to stockholders	$75,207	24	$19,378	9

	Six Months Ended
	July 4, 2021		June 28, 2020
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenue	$615,325	100	$508,213	100
Total cost of revenue	504,420	82	453,377	89
Gross profit	110,905	18	54,836	11
Research and development	9,726	2	13,762	3
Sales, general, and administrative	104,474	17	76,731	15
Restructuring charges	4,574	—	2,835	—
Gain on sale and impairment of residential lease assets	(294)	—	(133)	—
Gain on business divestitures, net	(224)	—	(10,458)	(2)
Income from transition services agreement, net	(4,743)	(1)	—	—
Operating loss	(2,608)	—	(27,901)	(5)
Other income, net	25,080	4	104,580	20
Income from continuing operations before income taxes and equity in earnings of unconsolidated investees	22,472	4	76,679	15
Benefit from (provision for) income taxes	2,799	—	(1,991)	—
Net income from continuing operations	25,271	4	74,688	15
Net loss from discontinued operations, net of taxes	—	—	(58,428)	(12)
Net income	25,271	4	16,260	3
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests	1,551	—	2,742	—
Net income from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	(1,055)	—
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,551	—	1,687	—
Net income from continuing operations attributable to stockholders	26,822	4	77,430	15
Net loss from discontinued operations attributable to stockholders	—	—	(59,483)	(12)
Net income attributable to stockholders	$26,822	4	$17,947	3

Total Revenue:

Our total revenue during the three and six months ended July 4, 2021 increased by 42% and 21%, as compared to the three and six months ended June 28, 2020, respectively, primarily due to an increase in revenue from our RLC segment and, to a lesser extent, the C&I Solutions segment. Changes by segments are discussed below in detail.

One customer in our RLC segment accounted for approximately 16% of total revenue for the three and six months ended July 4, 2021.

One customer in our RLC segment accounted for approximately 20% of total revenue for the three and six months ended June 28, 2020.

Revenue - by Segment

A description of our segments, along with other required information, can be found in Note 15, "Segment and Geographical Information" of the consolidated financial statements in Item 1. Financial Statements. Below, we have further discussed changes in revenue for each segment.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Residential, Light Commercial	$254,119	$160,290	59%	$492,056	$392,430	25%
Commercial and Industrial Solutions	48,176	50,320	(4)%	114,439	100,931	13%
Others	6,628	12,700	(48)%	8,194	45,559	(82)%
Intersegment and GAAP adjustments[1]	4	(5,643)	100%	636	(30,707)	102%
Total revenue	$308,927	$217,667	42%	$615,325	$508,213	21%

1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 15. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Revenue for the segment increased by 59% and 25% during the three and six months ended July 4, 2021, respectively, as compared to the three and six months ended June 28, 2020, primarily due to a higher volume in residential cash and loan deals, as well as an increase in solar services revenue and lower adverse impact from the COVID-19 pandemic compared to the second quarter of fiscal 2020.

Commercial and Industrial Solutions

Revenue for the segment decreased by 4% during the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to a decrease in the number of cash deals and sale of development projects.

Revenue for the segment increased by 13% during the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to an increase in the number of cash deals and sale of development projects, as well as an increase in incentive revenue due to the completion of the commercial sale-leaseback portfolio.

Others

Revenue for the segment decreased by 48% and 82% during the three and six months ended July 4, 2021, respectively, as compared to the three and six months ended June 28, 2020, primarily due to the halt of production in our manufacturing facility in Hillsboro, Oregon, in the first and second quarters of fiscal 2021, and lower O&M revenue as a result of the sale of our O&M services contracts and related assets and liabilities during the second quarter of fiscal 2020. This was partially offset by an increase in revenue primarily in the second quarter of fiscal 2021 upon reaching milestones related to one legacy power plant project.

Total Cost of Revenue and Gross Margin

Our total cost of revenue increased by 29% during the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to higher volume of residential cash and loan deals in the RLC segment.

Our total cost of revenue increased by 11% during the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to an increase in cost from development sale projects due to higher installations and deconsolidation of those projects, as well as higher department spending during fiscal 2021 in our C&I Solutions segment.

Our gross margin increased by 8 percentage points and 7 percentage points during the three and six months ended July 4, 2021, respectively, as compared to the three and six months ended June 28, 2020, primarily due to a strong contribution in both our RLC and our Others segments. Changes by segments are discussed below in detail.

Total Cost of Revenue and Gross Margin - by Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Cost of Revenue
Residential, Light Commercial	$196,909	$134,073	47%	$381,925	$332,708	15%
Commercial and Industrial Solutions	47,473	39,612	20%	109,525	91,518	20%
Others	1,348	18,983	(93)%	3,162	61,297	(95)%
Intersegment and GAAP adjustments[1]	2,166	(653)	432%	9,808	(32,146)	131%
Total cost of revenue	$247,896	$192,015	29%	$504,420	$453,377	11%

Gross Margin
Residential, Light Commercial	23%	16%		22%	15%
Commercial and Industrial Solutions	1%	21%		4%	9%
Others	80%	(49)%		61%	(35)%
Intersegment and GAAP adjustments [1]	(54,050)%	88%		(1,442)%	(5)%
Total gross margin percentage	20%	12%		18%	11%

1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 15. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Gross margin for the segment increased by 7 percentage points during both the three and six months ended July 4, 2021 as compared to the three and six months ended June 28, 2020, primarily due to a higher volume of residential cash and loan deals.

Commercial and Industrial Solutions

Gross margin for the segment decreased by 20 percentage points and 5 percentage points during the three and six months ended July 4, 2021, respectively, as compared to the six months ended June 28, 2020, primarily due to lower revenue and sales of projects with lower margins.

Others

Gross margin for the segment increased by 129 percentage points and 96 percentage points during the three and six months ended July 4, 2021, respectively, as compared to the three and six months ended June 28, 2020, primarily due to revenue recognition for milestones reached related to one legacy power plant project resulting in full profit, the closure and halt of production at our manufacturing facility in Hillsboro, Oregon in the first and second quarters of fiscal 2021, and lower O&M cost of revenue due to the sale of our O&M service contracts and related assets and liabilities during the second quarter of fiscal 2020.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
R&D	$4,711	$5,994	(21)%	$9,726	$13,762	(29)%
As a percentage of revenue	2%	3%		2%	3%

R&D expense decreased by $1.3 million, or 21%, during the three months ended July 4, 2021, as compared to the three months ended June 28, 2020, primarily due to a credit received from Department of Energy for qualified expenses in the second quarter of fiscal 2021 and cost reduction activities in the second quarter of fiscal 2020 related to the COVID-19 pandemic.

R&D expense decreased by $4.0 million, or 29%, during the six months ended July 4, 2021, as compared to the six months ended June 28, 2020, primarily due to lower research costs on software, consisting of direct project and contract labor costs, as well as a credit received from Department of Energy for qualified expenses in the second quarter of fiscal 2021 and cost reduction activities in the second quarter of fiscal 2020 related to the COVID-19 pandemic.

Sales, General, and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
SG&A	$56,730	$36,014	58%	$104,474	$76,731	36%
As a percentage of revenue	18%	17%		17%	15%

SG&A expenses increased by $20.7 million, or 58%, during the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to higher litigation costs, higher labor costs from incremental hires, accelerated vesting of stock held by former executives, and cost actions to reduce salaries of certain of our executive officers taken in the second quarter of fiscal 2020 related to the COVID-19 pandemic.

SG&A expenses increased by $27.7 million, or 36%, during the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to higher litigation costs, as well as higher labor and consulting costs from incremental hires and developers, and cost actions to reduce salaries of certain of our executive officers taken in the second quarter of fiscal 2020 related to the COVID-19 pandemic.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Restructuring charges	$808	$1,259	(36)%	$4,574	$2,835	61%
As a percentage of revenue	—%	1%		1%	1%

Restructuring charges decreased by $0.5 million, or 36%, during the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to the wind-down of the restructuring plan adopted during the first quarter of fiscal 2021 related to the closure of our Hillsboro, Oregon, manufacturing facility.

Restructuring charges increased by $1.7 million, or 61%, during the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to charges incurred during the first and second quarters of fiscal 2021 related to the new restructuring plan adopted during the first quarter of fiscal 2021.

See "Item 1. Financial Statements-Note 7. Restructuring" in the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
(Gain) loss on sale and impairment of residential lease assets	$(68)	$141	(148)%	$(294)	$(133)	121%
As a percentage of revenue	—%	—%		—%	—%

Gain on sale and impairment of residential lease assets decreased by $0.2 million during the three months ended July 4, 2021 and is comparable to the three months ended June 28, 2020.

Gain on sale and impairment of residential lease assets increased by $0.2 million during the six months ended July 4, 2021 and is comparable to the six months ended June 28, 2020.

Gain on business divestitures, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Gain on business divestitures, net	$(224)	$(10,458)	(98)%	$(224)	$(10,458)	(98)%
As a percentage of revenue	—%	(5)%		—%	(2)%

Gain on business divestitures, net decreased by $10.2 million during the three and six months ended July 4, 2021 as compared to the three and six months ended June 28, 2020, primarily due to the gain on sale of $10.5 million of our O&M business recorded in the quarter ended June 28, 2020 compared to the aggregate net gain on sale of $0.2 million of our commercial projects and residential leases recorded in the quarter ended July 4, 2021.

Income from transition services agreement, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Income from transition services agreement, net	$(1,656)	$—	100%	$(4,743)	$—	100%
As a percentage of revenue	(1)%	—%		(1)%	—%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement under which we are providing certain labor and non-labor services to Maxeon Solar and received limited services with respect to certain shared processes following the Spin-Off. The term of the transition services agreement is 12 months, extendable for up to an additional 180 days, and the services are billed at cost plus a standard mark-up. We recorded $1.7 million and $4.7 million of income for services provided under the transition services agreement, net of services provided by Maxeon Solar, resulting in a reduction to operating expenses on the consolidated statement of operations during the three and six months ended July 4, 2021, respectively.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Interest income	$114	$174	(34)%	$166	$578	(71)%
Interest expense	(7,721)	(8,448)	(9)%	(15,686)	(17,641)	(11)%
Other income (expense):
Other, net	84,071	71,205	18%	40,600	121,643	(67)%
Other income (expense), net	$76,464	$62,931	22%	$25,080	$104,580	(76)%
As a percentage of revenue	25%	29%		4%	20%

Interest expense decreased by $0.7 million during the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to the repayment of our convertible debentures during the quarter ended July 4, 2021, as well as the repurchase of our convertible debentures during the first and third quarters of fiscal 2020.

Interest expense decreased by $2.0 million during the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to the repayment of our convertible debentures during the quarter ended July 4, 2021, as well as the repurchase of our convertible debentures during the first and third quarters of fiscal 2020.

Other income increased by $12.9 million in the three months ended July 4, 2021 as compared to the three months ended June 28, 2020, primarily due to a $83.0 million gain on an equity investment with a readily determinable fair value in the three months ended July 4, 2021, as compared to a gain of $71.1 million in the three months ended June 28, 2020.

Other income decreased by $81.0 million in the six months ended July 4, 2021 as compared to the six months ended June 28, 2020, primarily due to a $38.3 million gain on an equity investment with a readily determinable fair value in the six months ended July 4, 2021, as compared to a gain of $119.0 million in the six months ended June 28, 2020.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
(Provision for) benefit from income taxes	$(2,425)	$(1,106)	119%	$2,799	$(1,991)	(241)%
As a percentage of revenue	(1)%	(1)%		—%	—%

In the three months ended July 4, 2021, our income tax provision of $2.4 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $77.2 million was primarily due to the deferred tax liability on mark-to-market unrealized gains on equity investments. Our income tax provision of $1.1 million in the three months ended June 28, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $55.6 million was primarily due to tax expense in foreign jurisdictions, unrelated to Maxeon Solar, that were profitable.

In the six months ended July 4, 2021, our income tax benefit of $2.8 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $22.5 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability, partially offset by deferred tax liability on mark-to-market unrealized gains on equity investments. Our income tax provision of $2.0 million in the six months ended June 28, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $76.7 million was primarily due to tax expense in foreign jurisdictions, unrelated to Maxeon Solar, that were profitable.

As of the end of the second quarter of fiscal 2021, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Net loss attributable to noncontrolling interests	$438	$1,363	(68)%	$1,551	$2,742	(43)%

Prior to fiscal 2020, we entered into facilities with third-party tax equity investors under which the investors invest in a structure known as a partnership flip. We determined that we hold controlling interests in these less-than-wholly-owned entities and therefore we have fully consolidated these entities. We apply the HLBV (Hypothetical Liquidation at Book Value) method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled under the governing contractual arrangements in a liquidation scenario.

The decrease in net loss attributable to noncontrolling interests of $0.9 million and $1.2 million during the three and six months ended July 4, 2021, respectively, as compared to the three and six months ended June 28, 2020, was primarily due to the deconsolidation of our residential lease assets under the HLBV method and as a result of allocating certain assets, including tax credits and accelerated tax depreciation benefits, to the investors in a jointly owned entity that is consolidated by us.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no significant changes in our critical accounting estimates during the fiscal quarter ended July 4, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 4, 2021	June 28, 2020
Net cash used in operating activities	$(18,353)	$(158,842)
Net cash provided by investing activities	$7,363	$55,838
Net cash used in financing activities	$(84,187)	$(81,409)

Operating Activities

Net cash used in operating activities for the six months ended July 4, 2021 of $18.4 million consisted of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The $140.5 million decrease in cash used in operations in the current quarter compared to the corresponding fiscal quarter ended June 28, 2020, was primarily due to lower payments for accounts payable and accrued liabilities in the current quarter compared to the prior quarter, as well as lower contract assets from a settlement for milestone accomplishment in the current quarter.

Investing Activities

Net cash provided by investing activities for the six months ended July 4, 2021 of $7.4 million primarily consisted of proceeds from business divestitures, net of cash, and proceeds from return of capital of equity investments, partially offset by purchases of property, plant, and equipment.

The $48.5 million decrease in net cash provided by investing activities in the current quarter compared to the corresponding fiscal quarter ended June 28, 2020, is due to lower cash proceeds from sale of equity investment, as well as lower proceeds from business divestitures, net of cash.

Financing Activities

Net cash used in financing activities for the six months ended July 4, 2021 of $84.2 million primarily consisted of cash paid for repurchase of convertible debt, net repayment of bank loans and other debt, including repayment of non-recourse residential and commercial financing debt, net of proceeds from bank loans and other debt, and purchase of stock for tax withholding obligations on vested restricted stock.

The $2.8 million increase in net cash used in financing activities in the current quarter compared to the corresponding fiscal quarter ended June 28, 2020, primarily resulted from lower cash outflow during the quarter ended June 28, 2020, due to higher net proceeds from bank loans and other debt, including non-recourse residential and commercial financing debt and repayment of convertible debt, offset by higher cash paid on purchases of stock for withholding obligations.

Capital Resources

As of July 4, 2021, we had unrestricted cash and cash equivalents of $140.5 million as compared to $232.8 million as of January 3, 2021. We have invested and expect to continue to invest capital to develop solar power systems and plants for sale to customers, especially for development and construction projects in our C&I Solutions segment. The development of solar power plants can extend over long periods of time and require substantial initial investments, and our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation, and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to obtaining project financing, prior to receipt of final regulatory approval, and prior to the final sale to a customer, if any, which means we must make significant upfront investments of resources (including, for example, large transmission deposits, or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of power purchase agreements and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects, or our inability to complete development of one or more projects, could have a negative impact on our liquidity.

As of July 4, 2021, our cash balances were held primarily in the United States; however, we had approximately $1.9 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity. Obtaining letters of credit may require adequate collateral. Our September 2011 letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of July 4, 2021, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.7 million.

Overall, we maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, our cost of capital, and targeted capital structure.

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of these financial statements. In addition, we have historically been successful in generating liquidity by divesting certain investments and businesses, such as our shares of Enphase common stock, as well as other non-core assets; securing other sources of financing, such as accessing the capital markets; and implementing other cost reduction initiatives such as restructuring, to address our liquidity needs. Although we have historically been able to generate liquidity, we cannot assure that we will be able to continue to do so.

For information about the terms of debt instruments and changes thereof in the period, see "Item 1. Financial Statements-Note 10. Debt and Credit Sources" in the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of July 4, 2021:

		Payments Due by Fiscal Period
(In thousands)	Total	2021	2022-2023	2024-2025	Beyond 2025
Convertible debt, including interest[1]	451,203	$8,500	$442,703	$—	$—
Other debt, including interest[2]	137,839	77,825	1,574	58,238	202
Operating lease commitments[3]	63,276	8,800	26,621	12,382	15,473
Non-cancellable purchase orders[4]	26,722	26,722	—	—	—
Supply agreement commitments[5]	289,218	123,108	158,318	2,485	5,307
Total	$968,258	$244,955	$629,216	$73,105	$20,982

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our senior convertible debentures due 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert.

2 Other debt, including interest, primarily relates to our non-recourse financing and other debt arrangements as described in Note 10. Debt and Credit Sources.

3 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

4 Non-cancellable purchase orders relate to purchases of tools and construction equipment.

5 Supply agreement commitments primarily relate to arrangements entered into with several suppliers, including Maxeon Solar, for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods of two years and five years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 4, 2021 and January 3, 2021, total liabilities associated with uncertain tax positions were $12.2 million and $12.6 million, respectively, and are included within "Other long-term liabilities" in our unaudited condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 4, 2021 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under "Item 1. Financial Statements—Note 8. Commitments and Contingencies—Legal Matters" in the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, except as disclosed below.

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

In recent years, we have conducted several restructurings, which may impair our ability to retain key talent required to provide transition services during such restructurings. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We depend on a limited number of suppliers, including Maxeon Solar, for certain critical raw materials, components and finished products, including our solar cells and modules. Any supply interruption or delay could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

In connection with the Spin-Off, we entered into a supply agreement pursuant to which Maxeon Solar will exclusively supply us with certain products (the “Supply Agreement”), including solar cells and panels, for use in residential and commercial solar applications in the Domestic Territory (as defined in the Supply Agreement). The Supply Agreement has a two-year term, subject to customary early termination provisions triggered by a breach of the other party (with or without the right to cure depending on the breach) and insolvency events affecting the other party. Under the Supply Agreement, we are required to purchase, and Maxeon Solar is required to supply, certain minimum volumes of products during each calendar quarter of the term. The Supply Agreement also includes reciprocal exclusivity provisions that, subject to certain exceptions, will prohibit us from purchasing the products (or competing products) from anyone other than Maxeon Solar for the Domestic Territory. For products designated for installation on a residence or by a third party for the exclusive use of a specific customer, the exclusivity provisions will last until August 26, 2022 (or the entire initial term). For products procured for direct installation by SunPower and including applications where solar panels are installed for the benefit and use of multiple customers, such as community solar projects, the exclusivity provisions terminated on June 30, 2021. The exclusivity provisions do not apply to off-grid applications, certain portable or mobile small-scale applications (including applications where solar cells are integrated into consumer products), or power plant, front-of-the-meter applications where the electricity generated is sold to a utility or other reseller. Because Maxeon Solar is our sole supplier of such critical products, any delay or failure of Maxeon Solar to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

In addition, our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, work stoppages, epidemics or pandemics, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. For example, the U.S. Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China's Xinjiang Uygur autonomous region, over allegations of widespread, state-backed forced labor in the region. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 5, 2021 through May 2, 2021	—	$—	—	—
May 3, 2021 through May 30, 2021	76,171	$23.26	—	—
May 31, 2021 through July 4, 2021	110,828	$22.84	—	—
	186,999		—	—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1	2019 Management Career Transition Plan as amended May 1, 2021.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibits marked with an asterisk (*) are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER CORPORATION

Dated:	August 3, 2021	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer