Form 10-Q
period 2021-10-03
SUNPOWER CORP
filed 2021-11-04
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021

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

The total number of outstanding shares of the registrant’s common stock as of October 29, 2021 was 172,988,218.

SunPower Corporation
Form 10-Q for the quarterly period ended October 3, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	October 3, 2021	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$268,574	$232,765
Restricted cash and cash equivalents, current portion[2]	7,438	5,518
Short-term investments	310,720	—
Accounts receivable, net[1]	112,059	108,864
Contract assets[1]	90,235	114,506
Inventories	241,425	210,582
Advances to suppliers, current portion	3,501	2,814
Project assets - plants and land, current portion	12,080	21,015
Prepaid expenses and other current assets[1]	93,381	94,251
Total current assets	1,139,413	790,315

Restricted cash and cash equivalents, net of current portion[2]	4,826	8,521
Property, plant and equipment, net	29,751	46,766
Operating lease right-of-use assets	57,978	54,070
Solar power systems leased, net	46,561	50,401
Other long-term assets[1]	150,205	696,409
Total assets	$1,428,734	$1,646,482

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$157,742	$166,066
Accrued liabilities[1]	87,298	121,915
Operating lease liabilities, current portion	12,609	9,736
Contract liabilities, current portion[1]	70,515	72,424
Short-term debt	66,304	97,059
Convertible debt, current portion[1]	—	62,531
Total current liabilities	394,468	529,731

Long-term debt	42,082	56,447
Convertible debt, net of current portion[1]	423,370	422,443
Operating lease liabilities, net of current portion	36,099	43,608
Contract liabilities, net of current portion[1]	28,241	30,170
Other long-term liabilities[1]	137,469	157,597
Total liabilities	1,061,729	1,239,996
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of October 3, 2021 and January 3, 2021	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 186,226 shares issued, and 172,915 shares outstanding as of October 3, 2021; 183,442 shares issued, and 170,428 shares outstanding as of January 3, 2021	172	170
Additional paid-in capital	2,711,769	2,685,920
Accumulated deficit	(2,142,408)	(2,085,246)
Accumulated other comprehensive income	9,375	8,799
Treasury stock, at cost: 13,311 shares of common stock as of October 3, 2021; 13,014 shares of common stock as of January 3, 2021	(212,740)	(205,476)
Total stockholders' equity	366,168	404,167
Noncontrolling interests in subsidiaries	837	2,319
Total equity	367,005	406,486
Total liabilities and equity	$1,428,734	$1,646,482

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. ("Maxeon Solar"), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the "accounts receivable, net," "contract assets," "prepaid expenses and other current assets," "other long-term assets," "accounts payable," "accrued liabilities," "contract liabilities, current portion," "convertible debt, net of current portion," "contract liabilities, net of current portion," and "other long-term liabilities" financial statement line items on our unaudited condensed consolidated balance sheets (see Note 2, Note 8, Note 9, Note 10, and Note 11).

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues:
Solar power systems, components, and other[1]	$318,607	$267,619	$923,252	$765,316
Residential leasing	1,291	1,284	3,765	3,937
Solar services	3,738	5,903	11,944	13,766
Total revenues	323,636	274,806	938,961	783,019
Cost of revenues:
Solar power systems, components, and other[1]	260,251	233,144	760,408	681,649
Residential leasing	935	1,209	2,214	3,722
Solar services	2,800	3,313	5,784	5,672
Total cost of revenues	263,986	237,666	768,406	691,043
Gross profit	59,650	37,140	170,555	91,976
Operating expenses:
Research and development[1]	2,979	5,344	12,705	19,106
Sales, general, and administrative	51,169	35,462	155,643	112,193
Restructuring (credits) charges	(230)	(97)	4,344	2,738
(Gain) loss on sale and impairment of residential lease assets	—	386	(294)	253
(Gain) loss on business divestitures, net	—	—	(224)	(10,458)
Income from transition services agreement, net[1]	(468)	(1,889)	(5,211)	(1,889)
Total operating expenses	53,450	39,206	166,963	121,943
Operating income (loss)	6,200	(2,066)	3,592	(29,967)
Other income (expense), net:
Interest income	83	104	249	682
Interest expense[1]	(6,710)	(7,090)	(22,396)	(24,731)
Other, net	(86,074)	155,457	(45,474)	277,100
Other income (expense), net	(92,701)	148,471	(67,621)	253,051
(Loss) income from continuing operations before income taxes and equity in earnings of unconsolidated investees	(86,501)	146,405	(64,029)	223,084
Benefits from (provision for) income taxes	2,194	(36,725)	4,993	(38,716)
Net (loss) income from continuing operations	(84,307)	109,680	(59,036)	184,368
(Loss) income from discontinued operations before income taxes and equity in losses of unconsolidated investees	—	(70,761)	—	(125,599)
Benefits from (provision for) income taxes from discontinued operations	—	6,137	—	3,191
Equity in earnings (losses) of unconsolidated investees	—	58	—	(586)
Net (loss) income from discontinued operations, net of taxes	—	(64,566)	—	(122,994)
Net (loss) income	(84,307)	45,114	(59,036)	61,374
Net (income) loss from continuing operations attributable to noncontrolling interests	(69)	(230)	1,482	2,512
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	(258)	—	(1,313)
Net (income) loss attributable to noncontrolling interests	(69)	(488)	1,482	1,199
Net (loss) income from continuing operations attributable to stockholders	(84,376)	109,450	(57,554)	186,880
Net (loss) income from discontinued operations attributable to stockholders	—	(64,824)	—	(124,307)
Net (loss) income attributable to stockholders	$(84,376)	$44,626	$(57,554)	$62,573

Net (loss) income per share attributable to stockholders - basic:
Continuing operations	$(0.49)	$0.64	$(0.33)	$1.10
Discontinued operations	$—	$(0.38)	$—	$(0.73)
Net (loss) income per share – basic	$(0.49)	$0.26	$(0.33)	$0.37

Net (loss) income per share attributable to stockholders - diluted:
Continuing operations	$(0.49)	$0.57	$(0.33)	$0.99
Discontinued operations	$—	$(0.33)	$—	$(0.62)
Net (loss) income per share – diluted	$(0.49)	$0.24	$(0.33)	$0.37

Weighted-average shares:
Basic	172,885	170,113	172,242	169,646
Diluted	172,885	198,526	172,242	200,124

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the "revenues: solar power systems, components, and other," "cost of revenues: solar power systems, components, and other," "operating expenses: research and development," "operating expenses: sales, general, and administrative," "operating expenses: income from transition services agreement, net," and "other income (expense), net: interest expense," financial statement line items in our unaudited condensed consolidated statements of operations (see Note 2, Note 9, and Note 11).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net (loss) income	$(84,307)	$45,114	$(59,036)	$61,374
Components of other comprehensive (loss) income:
Translation adjustment	(14)	2,619	(10)	2,753
Net change in derivatives	—	(1,602)	570	(2,540)
Net gain (loss) on long-term pension liability obligation	—	16	—	(33)
(Provision for) benefits from income taxes	—	(5)	16	(5)
Total other comprehensive (loss) income	(14)	1,028	576	175
Total comprehensive (loss) income	(84,321)	46,142	(58,460)	61,549
Comprehensive (loss) income attributable to noncontrolling interests	(69)	(488)	1,482	1,199
Comprehensive (loss) income attributable to stockholders	$(84,390)	$45,654	$(56,978)	$62,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 3, 2021	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486
Net income (loss)	—	—	—	—	—	(48,385)	(48,385)	(1,113)	(49,498)
Other comprehensive income	—	—	—	—	98	—	98	—	98
Issuance of restricted stock to employees, net of cancellations	1,908	2	—	—	—	—	2	—	2
Stock-based compensation expense[1]	—	—	5,437	—	—	—	5,437	—	5,437
Bond/debentures conversion	4	—	155	—	—	—	155	—	155
Purchases of treasury stock	(76)	—	—	(2,120)	—	—	(2,120)	—	(2,120)
Other adjustments	—	—	(89)	—	—	392	303	—	303
Balances at April 4, 2021	172,264	172	2,691,423	(207,596)	8,897	(2,133,239)	359,657	1,206	360,863
Net income (loss)	—	—	—	—	—	75,207	75,207	(438)	74,769
Other comprehensive income	—	—	—	—	492	—	492	—	492
Issuance of restricted stock to employees, net of cancellations	664	—	—	—	—	—	—	—	—
Issuance of common stock to executive[2]	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense[1]	—	—	9,225	—	—	—	9,225	—	9,225
Purchases of treasury stock	(187)	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Other adjustments	—	—	—	(25)	—	—	(25)	—	(25)
Balances at July 4, 2021	172,842	172	2,703,647	(211,931)	9,389	(2,058,032)	443,245	768	444,013
Net income (loss)	—	—	—	—	—	(84,376)	(84,376)	69	(84,307)
Other comprehensive loss	—	—	—	—	(14)	—	(14)	—	(14)
Issuance of restricted stock to employees, net of cancellations	107	—	—	—	—	—	—	—	—
Stock-based compensation expense[1]	—	—	4,725	—	—	—	4,725	—	4,725
Purchases of treasury stock	(34)	—	—	(809)	—	—	(809)	—	(809)
Income taxes[3]	—	—	3,397	—	—	—	3,397	—	3,397
Balances at October 3, 2021	172,915	$172	$2,711,769	$(212,740)	$9,375	$(2,142,408)	$366,168	$837	$367,005

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net income (loss)	—	—	—	—	—	(1,431)	(1,431)	(707)	(2,138)
Other comprehensive income	—	—	—	—	723	—	723	—	723
Issuance of restricted stock to employees, net of cancellations	2,452	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	6,885	—	—	—	6,885	—	6,885
Purchases of treasury stock	(818)	(1)	—	(6,910)	—	—	(6,911)	—	(6,911)
Balances at March 29, 2020	169,755	170	2,668,704	(199,543)	(8,789)	(2,451,110)	9,432	10,629	20,061
Net income (loss)	—	—	—	—	—	19,378	19,378	(980)	18,398
Other comprehensive loss	—	—	—	—	(1,576)	—	(1,576)	—	(1,576)
Issuance of restricted stock to employees, net of cancellations	533	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,675	—	—	—	5,675	—	5,675
Purchases of treasury stock	(229)	—	—	(1,253)	—	—	(1,253)	—	(1,253)
Balances at June 28, 2020	170,059	170	2,674,379	(200,796)	(10,365)	(2,431,732)	31,656	9,649	41,305
Net income (loss)	—	—	—	—	—	44,626	44,626	488	45,114
Other comprehensive income	—	—	—	—	1,028	—	1,028	—	1,028
Distributions to non-controlling interest	—	—	—	—	—	—	—	(302)	(302)
Issuance of restricted stock to employees, net of cancellations	111	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,581	—	—	—	5,581	—	5,581
Purchases of treasury stock	(31)	—	—	(294)	—	—	(294)	—	(294)
Contributions to non-controlling interest	—	—	—	—	—	—	—	22	22
Issuance of Maxeon Solar green convertible notes	—	—	53,040	—	—	—	53,040	—	53,040
Impact of Maxeon Solar Spin-Off	—	—	(53,040)	—	17,407	(110,303)	(145,936)	(6,624)	(152,560)
Balances at September 27, 2020	170,139	$170	$2,679,960	$(201,090)	$8,070	$(2,497,409)	$(10,299)	$3,233	$(7,066)

1 Stock-based compensation expense includes a recharge to Maxeon Solar of $0.4 million for the nine months ended October 3, 2021, under the collaboration agreement (see Note 11. Related-Party Transactions). There was no recharge to Maxeon Solar in the three months ended October 3, 2021.

2 Refer to Note 11. Related-Party Transactions for details.

3 Relates to a reduction of income tax liability resulting from utilization of carryover R&D credits on book to tax difference on interest on convertible debt.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net (loss) income	$(59,036)	$61,374
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,498	45,737
Stock-based compensation	19,776	18,788
Non-cash interest expense	4,095	5,495
Equity in losses (earnings) of unconsolidated investees	—	586
Loss (gain) on equity investments	47,238	(275,645)
(Gain) loss on retirement of convertible debt	—	(3,060)
(Gain) loss on sale of investments	(1,162)	—
(Gain) loss on business divestitures, net	(224)	(10,458)
Deferred income taxes	(4,109)	1,639
Other, net	(6,335)	1,813
Changes in operating assets and liabilities:
Accounts receivable	(4,450)	113,029
Contract assets	28,687	(22,771)
Inventories	(3,758)	(12,107)
Project assets	2,817	(11,202)
Prepaid expenses and other assets	(10,915)	(4,324)
Operating lease right-of-use assets	8,709	9,898
Advances to suppliers	(687)	16,296
Accounts payable and other accrued liabilities	(56,245)	(75,141)
Contract liabilities	(3,507)	(53,818)
Operating lease liabilities	(10,457)	(8,642)
Net cash used in operating activities	(42,065)	(202,513)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,934)	(13,174)
Investments in software development costs	(2,468)	—
Proceeds from sale of property, plant, and equipment	900	—
Cash paid for solar power systems	(635)	(5,394)
Purchases of marketable securities	—	(1,338)
Proceeds from maturities of marketable securities	—	6,588
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds	—	(140,132)
Cash received from sale of investments	1,200	—
Proceeds from business divestitures, net of de-consolidated cash	10,516	15,418
Proceeds from sale of equity investment	177,780	119,439
Proceeds from return of capital from equity investments	2,276	7,724
Net cash provided by (used in) investing activities	185,635	(10,869)
Cash flows from financing activities:
Proceeds from bank loans and other debt	123,669	183,731
Repayment of bank loans and other debt	(156,386)	(183,070)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	13,434
Repayment of non-recourse residential and commercial financing debt	(9,798)	(7,231)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	22
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	(302)
Repayment of convertible debt	(62,757)	(95,178)
Proceeds from issuance of Maxeon Solar green convertible debt	—	200,000
Receipt of contingent asset of a prior business combination	—	2,245
Issuance of common stock to executive	2,998	—
Equity offering costs paid	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(7,262)	(8,455)
Net cash (used in) provided by financing activities	(109,536)	104,268
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	222
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,034	(108,892)
Cash, cash equivalents, and restricted cash, Beginning of period	246,804	458,657
Cash, cash equivalents, and restricted cash, End of period	$280,838	$349,765

Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$268,574	$324,741
Restricted cash and cash equivalents, current portion	7,438	16,605
Restricted cash and cash equivalents, net of current portion	4,826	8,419
Total cash, cash equivalents, and restricted cash	$280,838	$349,765

Supplemental disclosure of cash flow information:
Costs of solar power systems funded by liabilities	$—	$598
Property, plant and equipment acquisitions funded by liabilities	$2,530	$36
Right-of-use assets obtained in exchange for lease obligations	$15,957	$21,786
Deconsolidation of right-of-use assets and lease obligations	$3,340	$—
Debt repaid in sale of commercial projects[1]	$5,585	$—
Assumption of liabilities in connection with business divestitures	$—	$9,056
Holdbacks in connection with business divestitures	$—	$7,199
Cash paid for interest	$23,734	$27,587
Cash paid for income taxes	$20,316	$17,181

1 Refer to Note 5. Business Divestitures for more details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, "SunPower," the “Company,” "we," "us," or "our") is a leading solar technology and energy services provider that offers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales teams within each segment engaged in direct sales to end customers. SunPower is a majority-owned subsidiary of TotalEnergies Solar INTL SAS ("Total," formerly Total Solar International SAS) and Total Gaz Electricité Holdings France SAS (“Total Gaz”), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE) (see “Note 2. Transactions with Total and TotalEnergies SE).

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

Liquidity

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of these financial statements. In addition, we have historically been successful in generating liquidity by divesting certain investments, such as our shares of Enphase Energy Inc. ("Enphase") common stock, as well as non-core assets; securing other sources of financing, such as accessing the capital markets; and implementing other cost reduction initiatives such as restructuring, to address our liquidity needs. Although we have historically been able to generate liquidity, we cannot assure that we will be able to continue to do so.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States ("United States" or "U.S.," and such accounting principles, "U.S. GAAP") for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 3, 2021 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as filed with the Securities and Exchange Commission ("SEC") on February 22, 2021, but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The operating results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2021, is a 52-week fiscal year, while fiscal year 2020 was a 53-week fiscal year. The third quarter of fiscal 2021 ended on October 3, 2021, while the third quarter of fiscal 2020 ended on September 27, 2020.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include revenue recognition, specifically nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; long-lived asset impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; valuation of contingencies such as warranty and litigation; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU is an update to ASU 2020-04 issued by the FASB in March 2020 and is intended to clarify the scope of ASC 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. This guidance was effective immediately upon issuance on January 7, 2021. We adopted the ASU during the first quarter of fiscal 2021. The adoption did not have any impact on our consolidated financial statements and related disclosures.

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

Note 2. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of October 3, 2021, ownership of our outstanding common stock by TotalEnergies SE and its affiliates was approximately 51%. Subsequent to the Spin-Off, Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares in SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies that hold commercial solar power plant projects to Total Strong, LLC, a joint venture between Total and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”). During the three and nine months ended October 3, 2021, we recognized revenue of $11.3 million and $48.7 million, respectively, and revenue of $34.3 million and $65.7 million, during the three and nine months ended September 27, 2020, respectively, for sales to this joint venture. Sales were due to the continued recognition of engineering, procurement and construction ("EPC") revenue during the quarter, which is included within "Solar power systems, components, and other" on our consolidated statements of operations.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provides that our Board will include 11 members, composed of our president and chief executive officer, our immediate past chief executive officer, ("Mr. Werner"), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declines below certain thresholds, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into a further amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provides that our Board will remain at 11 members until March 31, 2022 and allows for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board. The October Affiliation Agreement Amendment further provides that, after March 31, 2022, the Board will revert to nine members, at which time one independent director and one Total designee will resign from the Board.

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

Joint Solar Projects with Total and Its Affiliates

We enter into various EPC and operations and maintenance ("O&M") agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of October 3, 2021, we had $47.6 million of "Contract assets," $1.8 million of "Contract liabilities" and $0.3 million of "Accounts receivable, net" on our unaudited condensed consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	October 3, 2021	January 3, 2021
Accounts receivable	$289	$76

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue:
Solar power systems, components, and other	$11,275	$34,465	$48,652	$98,244
Cost of revenue:
Solar power systems, components, and other	11,945	26,177	43,762	70,501
Other income:
Gain on early retirement of convertible debt	—	104	—	1,954
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	—	—	13
Interest expense incurred on the 0.875% debentures due 2021	—	384	—	1,216
Interest expense incurred on the 4.00% debentures due 2023	1,000	1,000	3,000	3,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for the three and nine months ended October 3, 2021 and September 27, 2020 along with the reportable segment for each category:

	Three Months Ended
(In thousands)	October 3, 2021				September 27, 2020
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	$276,606	$36,956	$980	$314,542	$191,016	$73,840	$2,688	$267,544
Operations and maintenance	—	3,368	697	4,065	—	—	75	75
Residential leasing	1,291	—	—	1,291	1,284	—	—	1,284
Solar services	3,738	—	—	3,738	5,485	418	—	5,903
Total revenues	$281,635	$40,324	$1,677	$323,636	$197,785	$74,258	$2,763	$274,806

	Nine Months Ended
(In thousands)	October 3, 2021				September 27, 2020
Category	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Total
Solar power systems sales and EPC services	$757,983	$145,986	$7,945	$911,914	$568,303	$170,403	$3,147	$741,853
Operations and maintenance	—	8,776	2,562	11,338	—	3,619	19,844	23,463
Residential leasing	3,765	—	—	3,765	3,937	—	—	3,937
Solar services	11,944	—	—	11,944	12,524	1,242	—	13,766
Total revenues	$773,692	$154,762	$10,507	$938,961	$584,764	$175,264	$22,991	$783,019

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

Changes in estimates for sales of systems for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended October 3, 2021 and September 27, 2020 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenues and or costs of at least $1.0 million, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands, except number of projects)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Increase in revenue from net changes in transaction prices	$—	$1,142	$2,131	$834
Decrease in revenue from net changes in input cost estimates	—	(1,041)	(2,084)	(1,092)
Net increase (decrease) in revenue from net changes in estimates	$—	$101	$47	$(258)

Number of projects	—	2	3	4

Net change in estimate as a percentage of aggregate revenue for associated projects	—%	0.3%	0.6%	(0.2)%

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

	As of
(In thousands)	October 3, 2021	January 3, 2021
Contract assets	$94,115	$122,802
Contract liabilities	98,756	102,594

During the three months ended October 3, 2021, the decrease in contract assets of $4.2 million was primarily driven by billings for commercial projects where certain milestones had been reached. During the nine months ended October 3, 2021, decrease of $28.7 million was primarily driven by a settlement for milestone achievement for one legacy power plant project, as well as a collection of variable consideration on a power plant development project sold in prior years.

During the three and nine months ended September 27, 2020, the increase in contract assets of $5.7 million and $4.5 million, respectively, was primarily driven by billings for commercial projects where certain milestones had not yet been reached, but criteria for revenue recognition has been met.

During the three months ended October 3, 2021, the increase in contract liabilities of $5.0 million was primarily due to an increased volume of invoiced contracts waiting for revenue recognition. During the nine months ended October 3, 2021, decrease of $3.8 million was due to the attainment of milestones billings for various projects.

During the three and nine months ended September 27, 2020, the decrease in contract liabilities of $2.0 million and $6.7 million, respectively, was primarily due to the utilization of customer advances.

During the three and nine months ended October 3, 2021, we recognized revenue of $32.0 million and $43.7 million, respectively, that was included in contract liabilities as of July 4, 2021 and January 3, 2021, respectively. During the three and nine months ended September 27, 2020, we recognized revenue of $26.9 million and $78.4 million, respectively, that was included in contract liabilities as of June 28, 2020 and December 29, 2019, respectively.

The following table represents the average percentage of completion as of October 3, 2021 for EPC agreements for projects that we are constructing. We expect to recognize $152.0 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2023	92.2%

As of October 3, 2021, we have entered into contracts with customers for sales of modules and components for an aggregate transaction price of $357.3 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	October 3, 2021	January 3, 2021
Accounts receivable, gross[1]	$127,006	$124,402
Less: allowance for credit losses	(14,678)	(15,379)
Less: allowance for sales returns	(269)	(159)
Accounts receivable, net	$112,059	$108,864

1 A lien exists on $64.9 million of our consolidated accounts receivable, gross, as of October 3, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Balance at beginning of period	$14,997	$19,485	$15,379	$17,208
Provision for credit losses	37	(2,568)	228	998
Write-offs	(356)	69	(929)	(1,220)
Balance at end of period	$14,678	$16,986	$14,678	$16,986

Inventories

	As of
(In thousands)	October 3, 2021	January 3, 2021
Photo-voltaic modules	$178,957	$170,013
Microinverters	13,467	16,774
Energy Storage	24,709	4,548
Other solar power system component materials	24,292	19,247
Inventories1 2	$241,425	$210,582

1 A lien exists on $176.6 million of our gross inventory as of October 3, 2021 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 10. Debt and Credit Sources.

2 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	October 3, 2021	January 3, 2021
Deferred project costs	$38,391	$26,996
VAT receivables, current portion	973	1,174
Deferred costs for solar power systems	19,869	24,526
Prepaid taxes	107	205
Related party receivables	4,955	9,891
Other	29,086	31,459
Prepaid expenses and other current assets	$93,381	$94,251

Property, Plant and Equipment, Net

	As of
(In thousands)	October 3, 2021	January 3, 2021
Manufacturing equipment[1]	$13,352	$17,134
Leasehold improvements	29,256	29,385
Solar power systems	8,601	30,110
Computer equipment	53,854	49,935
Furniture and fixtures	7,855	7,899
Work-in-progress	3,328	3,080
Property, plant and equipment, gross	116,246	137,543
Less: accumulated depreciation and impairment	(86,495)	(90,777)
Property, plant and equipment, net[2]	$29,751	$46,766

1 As of January 3, 2021 and October 3, 2021, manufacturing equipment is predominantly related to our equipment in our manufacturing facility in Hillsboro, Oregon.

2 Property, plant and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	October 3, 2021	January 3, 2021
Equity investments with readily determinable fair value	$77,683	$614,148
Equity investments without readily determinable fair value	801	801
Equity investments with fair value option	8,374	9,924
Long-term inventory[1]	—	27,085
Cloud computing arrangements implementation costs[2]	8,204	—
Software development costs[3]	2,468	—
Long-term related party receivables	11,000	—
Long-term deferred project costs	11,202	5,758
Long-term prepaid taxes	4,145	3,677
Other	26,328	35,016
Other long-term assets	$150,205	$696,409

1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 9. Equity Investments for details.

2 Includes our implementation costs incurred in cloud computing arrangements ("CCA") which are capitalized as other long-term assets in accordance with the guidance in ASC 350-40, Internal-Use Software.

3 Includes our external-use software development costs which are being capitalized in accordance with ASC 985-20, Software to be Sold or Leased Externally.

Accrued Liabilities

	As of
(In thousands)	October 3, 2021	January 3, 2021
Employee compensation and employee benefits	$20,327	$23,312
Interest payable	3,830	8,796
Short-term warranty reserves	21,641	29,337
Restructuring reserve	2,538	2,808
Legal expenses	8,339	10,493
Taxes payable	4,126	25,968
Other	26,497	21,201
Accrued liabilities	$87,298	$121,915

Other Long-term Liabilities

	As of
(In thousands)	October 3, 2021	January 3, 2021
Deferred revenue	$41,528	$44,927
Long-term warranty reserves	43,014	52,540
Unrecognized tax benefits	15,048	12,584
Long-term pension liability	5,685	5,185
Long-term deferred tax liabilities	1,950	13,468
Long-term taxes payable	2,234	2,234
Related party liabilities	1,458	1,458
Other	26,552	25,201
Other long-term liabilities	$137,469	$157,597

Accumulated Other Comprehensive Income

	As of
(In thousands)	October 3, 2021	January 3, 2021
Cumulative translation adjustment	$9,625	$9,635
Net gain on long-term pension liability obligation	(250)	(250)
Net gain on long-term derivative financial instrument	—	(570)
Deferred taxes	—	(16)
Accumulated other comprehensive income	$9,375	$8,799

Note 5. BUSINESS DIVESTITURES

Sale of Commercial Projects

During the second quarter of fiscal 2021, we sold certain commercial projects including the underlying fixed assets and debt to SunStrong Capital Holdings, LLC ("SunStrong") for total consideration of $8.9 million.

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

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a loss of $5.1 million, inclusive of $0.1 million of transaction expenses, which was recorded and netted against "(gain) loss on business divestitures, net" in our unaudited condensed consolidated statements of operations for the nine months ended October 3, 2021.

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

Net loss on sale for the nine months ended October 3, 2021 was as follows:

(In thousands)
Net proceeds received	$2,822
Estimated receivable from amount held back for retained obligations	184
Book value of net assets sold	(8,072)
Net loss on sale	$(5,066)

Sale of Residential Leases

During the second quarter of fiscal 2021, we sold certain residential lease solar systems to SunStrong for total consideration of $8.5 million.

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a gain of $5.3 million, inclusive of $0.4 million of transaction expenses, which was recorded as "(gain) loss on business divestitures, net" in our unaudited condensed consolidated statements of operations for the nine months ended October 3, 2021.

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

Net gain on sale for the nine months ended October 3, 2021 was as follows:

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of October 3, 2021 and January 3, 2021:

	October 3, 2021				January 3, 2021
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	$8,374	$8,374	$—	$—	$9,924	$9,924	$—	$—
Equity investments with readily determinable fair value	388,403	—	—	388,403	614,148	—	—	614,148
Total assets	$396,777	$8,374	$—	$388,403	$624,072	$9,924	$—	$614,148
Liabilities
Other long-term liabilities:
Interest rate swap contracts[1]	$—	$—	$—	$—	$600	$—	$600	$—
Total liabilities	$—	$—	$—	$—	$600	$—	$600	$—

1 Our interest rate swap contracts were related to our PNC Energy Capital loan and were terminated during the second quarter of fiscal 2021 (see Note 10. Debt and Credit Sources for details).

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

The following table summarizes movements in equity investments for the nine months ended October 3, 2021. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the nine months ended October 3, 2021.

(In thousands)	Beginning balance as of January 3, 2021	Equity Distribution [1]	Additional Investment	Other adjustment [2]	Ending balance as of October 3, 2021
Equity investments with FVO	$9,924	$(2,276)	$—	$726	$8,374

1 During the nine months ended October 3, 2021, we received $2.3 million in cash proceeds from SunStrong Partners. The distribution reduced our equity investment balance in SunStrong Partners classified within "other long-term assets" on our unaudited condensed consolidated balance sheet.

2 During the nine months ended October 3, 2021, we recognized $0.7 million gain on change in valuation of equity investments within "other, net" in our unaudited condensed consolidated statement of operations. The gain was primarily due to change in forecasted cash flows of SunStrong, resulting from the sale by us to SunStrong of certain commercial projects (Refer to Note 5. Business Divestitures).

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of October 3, 2021. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and nine months ended October 3, 2021, we recorded losses of $86.3 million and $48.0 million, respectively, within "other, net" in our unaudited condensed consolidated statement of operations as compared to gains of $155.4 million and $274.4 million in the three and nine months ended September 27, 2020. During the three and nine months ended October 3, 2021, we sold one million shares of Enphase common stock, in open market transactions for cash proceeds of $177.8 million. During the three and nine months ended September 27, 2020, we sold one million and two million shares of Enphase common stock, respectively, in open market transactions for cash proceeds of $73.3 million and $117.0 million, respectively.

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

Note 7. RESTRUCTURING

January 2021 Restructuring Plan

During the first quarter of fiscal 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions to be implemented in the first quarter of 2021 and expected to be completed by the third quarter of 2021, we expected the majority of our approximately 170 primarily manufacturing employees to exit over a period of three to six months. We expected to incur restructuring charges totaling approximately $7.0 million to $9.0 million, consisting primarily of severance benefits (between $4.0 million and $5.0 million) and real estate lease termination costs (between $3.0 million and $4.0 million).

In connection with the closure, in April 2021, we signed agreements with two independent third parties to sell certain assets and liabilities, as well as retain and engage certain employees at the facility providing R&D services. The proceeds for the assets and sale of R&D services, together with the assumption of certain liabilities, reduced our previously anticipated restructuring charges by approximately $1.2 million.

As of October 3, 2021, we had incurred cumulative costs of approximately $3.6 million in restructuring charges, primarily relating to the payment of severance benefits. Remaining activities on this January 2021 restructuring plan primarily relate to payroll for some employees expected to be incurred through 2022 concurrent with the end of the R&D services agreement.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate, and most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of October 3, 2021, we had incurred cumulative costs of approximately $11.0 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan is substantially completed.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$(75)	$—	$3,533	$—	$3,533
Other costs[1]	1	—	36	—	36
Total January 2021 Restructuring Plan[2]	(74)	—	3,569	—	3,569

December 2019 Restructuring Plan:
Severance and benefits	(26)	(104)	793	2,784	10,826
Other costs[1]	—	—	112	—	159
Total December 2019 Restructuring Plan	(26)	(104)	905	2,784	10,985

Other Legacy Restructuring Plans	(130)	7	(130)	(46)	68,512
Total restructuring charges (credits)	$(230)	$(97)	$4,344	$2,738	$83,066

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 A portion of the costs related to the plan were primarily comprised of real estate lease termination costs, amounting to $2.5 million, and were classified as cost of revenues within our unaudited condensed consolidated statements of operations for the nine months ended October 3, 2021.

The following table summarizes the restructuring reserve activities during the nine months ended October 3, 2021:

	Nine months ended
(In thousands)	January 3, 2021	Charges (Benefits)	(Payments) Recoveries	October 3, 2021
January 2021 Restructuring Plan:
Severance and benefits	$—	$3,533	$(1,938)	$1,595
Other costs[1]	—	36	(36)	—
Total January 2021 Restructuring Plan	—	3,569	(1,974)	1,595

December 2019 Restructuring Plan:
Severance and benefits	2,608	793	(2,458)	943
Other costs[1]	—	112	(112)	—
Total December 2019 Restructuring Plan	2,608	905	(2,570)	943

Other Legacy Restructuring Plans	200	(130)	(70)	—
Total restructuring reserve activities	$2,808	$4,344	$(4,614)	$2,538

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

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operating leases:
Operating lease expense	$3,200	$3,524	$10,615	$10,458
Sublease income	(81)	(111)	(292)	(166)
Rent expense	$3,119	$3,413	$10,323	$10,292

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,473	$7,117	$12,073	$14,314
Right-of-use assets obtained in exchange for leases	$4,429	$8,362	$15,957	$21,786
Weighted-average remaining lease term (in years) - operating leases	6.1	7.5	6.1	7.5
Weighted-average discount rate - operating leases	8.7%	9%	8.7%	9%

The future minimum lease payments to be paid under non-cancellable leases in effect as of October 3, 2021, are as follows (in thousands):

As of October 3, 2021	Operating Leases
2021 (remaining three months)	$3,920
2022	15,805
2023	12,933
2024	9,100
2025	5,463
Thereafter	16,406
Total lease payments	63,627
Less: imputed interest	(14,919)
Total	$48,708

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 3, 2021 are as follows:

(In thousands)	Fiscal 2021 (remaining three months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total[1]
Future purchase obligations	$83,888	$125,175	$33,148	$1,710	$775	$5,307	$250,003

1 Total future purchase obligations consisted of $25.8 million related to non-cancellable purchase orders and $224.2 million related to long-term supply agreements.

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

Product Warranties

The following table summarizes accrued warranty activities for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Balance at the beginning of the period	$66,785	$92,399	$81,877	$101,380
Accruals for warranties issued during the period	3,791	5,682	15,641	13,356
Settlements and adjustments during the period	(5,921)	(9,688)	(32,863)	(26,343)
Balance at the end of the period	$64,655	$88,393	$64,655	$88,393

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within "accrued liabilities" and "other long-term liabilities" on our unaudited condensed consolidated balance sheets (see Note 4. Balance Sheet Components). Further, if we encounter issues related to the quality of our products or components of our products, we may institute corrective action plans, including proactive repair or replacement, delay or stop shipment of one or more products, the result of which may cause us to incur material costs and divert operational attention. We assess the impact of such issues and resulting warranty obligations on the sufficiency of our warranty accrual when the issue is known and amount to be incurred is probable and measurable.

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put rights whereby we could be required to buy back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have generally performed above their performance warranty thresholds, and our output performance warranty payments to the customers have not been material. Also, there have been no cases in which we have had to buy back a system. As of October 3, 2021 and January 3, 2021, we had $7.5 million and $9.1 million, respectively, classified as "accrued liabilities," and $2.7 million and $3.1 million, respectively, classified as "other long-term liabilities" on our unaudited condensed consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $15.0 million and $12.6 million as of October 3, 2021 and January 3, 2021, respectively. These amounts are included within "other long-term liabilities" on our unaudited condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service ("IRS") and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of October 3, 2021 and January 3, 2021, our provision was $9.6 million and $9.4 million, respectively, primarily for tax-related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current exposure under the Hemlock Agreements as of the quarter ended October 3, 2021. Maxeon Solar's remaining obligations under the Hemlock Agreements amount to $31.6 million and $125.8 million for the remainder of fiscal 2021 and fiscal 2022, respectively. This is gross of prepayments of $61.6 million as of October 3, 2021. This indemnity qualifies for the criteria for accounting under the guidance in ASC 460 which requires us to recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. As of the quarter ended October 3, 2021, our exposure to potential indemnification payments is deemed immaterial based on the information available to us.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we also agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $4.3 million equal to the fair value of the guarantee provided as of the period ended October 3, 2021.

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

	As of
(In thousands)	October 3, 2021	January 3, 2021
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$388,403	$614,148
Total equity investments with readily determinable fair value [1]	388,403	614,148
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	679	679
Total equity investments without readily determinable fair value	801	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,374	7,645
SunStrong Partners, LLC	—	2,279
Total equity investment with fair value option	8,374	9,924
Total equity investments	$397,578	$624,873
1 During the three months ended October 3, 2021, we sold one million shares of Enphase common stock for cash proceeds. As of October 3, 2021, we currently have two million shares of Enphase common stock within current assets as short-term investments, and 0.5 million shares of Enphase common stock within other long-term assets. Refer to Note 6. Fair Value Measurements and Note 4. Balance Sheet Components for details.

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Summarized statements of operations information:
Revenues	$34,363	$31,299	$100,157	$90,056
Gross income (loss)	1,188	1,057	3,409	(5,839)
Net (loss) income	2,440	13,596	(40,633)	35,019

	As of
(In thousands)	October 3, 2021	January 3, 2021
Summarized balance sheet information:
Current assets	$87,197	$93,752
Long-term assets	1,536,690	1,378,382
Current liabilities	62,839	48,126
Long-term liabilities	1,219,489	1,130,484

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong and SunStrong Partners are as follows:

	As of
(In thousands)	October 3, 2021	January 3, 2021
Accounts receivable	$31,302	$16,767
Accrued liabilities	—	7,996
Contract liabilities	29,033	27,426

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues and fees received from investees for products/services	$60,073	$47,378	$160,195	$146,570
(Gain) loss on business divestitures, net[1]	—	—	(224)	—

1 The gain relates to the net impact of the sales of businesses to SunStrong during the second quarter of fiscal 2021. Refer to Note 5. Business Divestitures for additional details on the sales.

Consolidated VIEs

For Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial"), a joint venture with Hannon Armstrong, our consolidated VIEs, total revenue was $5.0 million and $12.7 million for the three and nine months ended October 3, 2021, respectively. Total revenue was $4.7 million and $8.1 million for the three and nine months ended September 27, 2020, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of October 3, 2021, we had $67.2 million of assets from the consolidated VIEs.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our unaudited condensed consolidated balance sheets:

	October 3, 2021				January 3, 2021
(In thousands)	Face Value	Short-term	Long-term	Total	Face Value	Short-term	Long-term	Total
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$—	$62,634	$62,531	$—	$62,531
4.00% debentures due 2023[1]	424,995	—	423,370	423,370	425,000	—	422,443	422,443
CEDA loan	—	—	—	—	30,000	—	29,219	29,219
Other debt	109,445	66,304	42,082	108,386	126,283	97,059	27,228	124,287
	$534,440	$66,304	$465,452	$531,756	$643,917	$159,590	$478,890	$638,480

1 The 4.00% debentures due 2023 with original principal amount of $425.0 million was reduced by $5.0 thousand during the first quarter of fiscal 2021 due to a bond conversion during the quarter.

As of October 3, 2021, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2021 (remaining three months)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter	Total
Aggregate future maturities of outstanding debt	$67,210	$65	$425,064	$41,839	$76	$186	$534,440

Convertible Debt

The following table summarizes our outstanding convertible debt:

	October 3, 2021			January 3, 2021
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$62,531	$62,634	$64,018
4.00% debentures due 2023	423,370	424,995	543,739	422,443	425,000	549,398
	$423,370	$424,995	$543,739	$484,974	$487,634	$613,416

1 The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

Loan Agreement with California Enterprise Development Authority ("CEDA")

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") under a loan agreement with CEDA. The Bonds mature on April 1, 2031 and bear interest at a fixed rate of 8.50% through maturity, and include customary covenants and other restrictions on us. As per the terms of the agreement, the bonds were subject to a 'make-whole' provision, wherein if retired prior to April 1, 2021, the Company has to 'make-whole' the bond holders for the full amount of unpaid interest through the term of the loan. After the make-whole provision expired in April 2021, the bonds can be retired any time at par value.

In April 2021, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

Other Debt

We enter into other debt arrangements to finance our operations, including sometimes entering into project level non-recourse debt dependent on the needs of the project. As of October 3, 2021, we had other debt of $108.4 million outstanding.

The following presents a summary of the other debt arrangements:

	Aggregate Carrying Value[1]
(In thousands)	October 3, 2021	January 3, 2021	Balance Sheet Classification
Recourse Debt:
PNC Energy Capital loan[2]	$—	$5,545	Short-term debt and Long-term debt
Asset-Backed Loan	$41,662	$32,690	Long-term debt
Safe Harbor	$62,417	$75,910	Short-term debt
Total Recourse Debt	$104,079	$114,145

Non-Recourse Debt:
Vendor financing and other debt	$4,307	$560	Short-term debt and Long-term debt
Construction project debt	$—	$9,583	Short-term debt
Total Non-Recourse Debt	$4,307	$10,143

1 Based on the nature of the debt arrangements included in the table above, and our intention to fully repay or transfer the obligations at their face values plus any applicable interest, we believe their carrying value materially approximates fair value, which is categorized within Level 3 of the fair value hierarchy.

2 In fiscal 2013, we entered into a financing agreement with PNC Energy Capital, LLC to finance our construction projects. Interest is calculated at a per annum rate equal to LIBOR plus 4.13%. These debt obligations, and corresponding interest rate swap contracts, were assumed by the buyer in our sale of commercial projects portfolio during the second quarter of fiscal 2021 (see Note 5. Business Divestitures for additional details).

Asset-Backed Loan with Bank of America

On March 29, 2019, we entered into a Loan and Security Agreement with Bank of America, N.A, which, together with subsequent amendments, provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $75.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of (1) October 15, 2022 (a date that is 91 days prior to the maturity of our 4.00% debentures due 2023), (2) March 29, 2024, or (3) the termination of the commitments thereunder. The balance outstanding on the revolver was $41.8 million and $32.8 million, respectively, as of October 3, 2021 and January 3, 2021.

Note 11. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

The below table summarizes our transactions with Maxeon Solar for the three and nine months ended October 3, 2021:

	Three Months Ended	Nine Months Ended
(In thousands)	October 3, 2021	October 3, 2021
Purchases of photovoltaic modules (recorded in cost of revenues)	$61,967	$167,313
Research and development expenses reimbursement received	$7,736	$25,759
Income from transition services agreement, net	$468	$5,211

The Company had the following balances related to transactions with Maxeon Solar as of October 3, 2021:

As of
(In thousands)	October 3, 2021
Prepaid and other current assets	$2,265
Accrued liabilities	$7,838
Accounts payable	$29,906
Other long-term liabilities	$1,458

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

Note 12. INCOME TAXES

In the three months ended October 3, 2021, our income tax benefit of $2.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $86.5 million was primarily due to the deferred taxes on mark-to-market unrealized losses on equity investments. Our income tax provision of $36.7 million in the three months ended September 27, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $146.4 million was primarily due to associated domestic tax expenses arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions.

In the nine months ended October 3, 2021, our income tax benefit of $5.0 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $64.0 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability. Our income tax provision of $38.7 million in the nine months ended September 27, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $223.1 million was primarily due to domestic tax expense arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions.

During the three and nine months ended October 3, 2021, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. If a reliable estimate cannot be made, the actual effective tax rate for the year to date may be the best estimate of the annual effective tax rate.

Total liabilities associated with uncertain tax positions were $15.0 million and $12.6 million as of October 3, 2021 and January 3, 2021, respectively. The increase of $2.4 million was primarily due to amounts reclassified from deferred tax liability related to the treatment of equity investment tax gain for states.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(84,376)	$109,450	$(57,554)	$186,880
Net (loss) income attributable to stockholders - discontinued operations	—	(64,824)	—	(124,307)
Net (loss) income attributable to stockholders	$(84,376)	$44,626	$(57,554)	$62,573
Denominator:
Basic weighted-average common shares	172,885	170,113	172,242	169,646

Basic net (loss) income per share - continuing operations	$(0.49)	$0.64	$(0.33)	$1.10
Basic net (loss) income per share - discontinued operations	—	(0.38)	—	(0.73)
Basic net (loss) income per share	$(0.49)	$0.26	$(0.33)	$0.37

Diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(84,376)	$109,450	$(57,554)	$186,880
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	467	—	1,507
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	3,358	—	10,066
Net (loss) income available to common stockholders - continuing operations	(84,376)	113,275	$(57,554)	$198,453
Net (loss) income available to common stockholders - discontinued operations	$—	$(64,824)	$—	$(124,307)
Denominator:
Basic weighted-average common shares	172,885	170,113	172,242	169,646
Effect of dilutive securities:
Restricted stock units	—	3,560	—	3,354
0.875% debentures due 2021	—	7,785	—	10,056
4.00% debentures due 2023	—	17,068	—	17,068
Dilutive weighted-average common shares:	172,885	198,526	172,242	200,124

Dilutive net (loss) income per share - continuing operations	$(0.49)	$0.57	$(0.33)	$0.99
Dilutive net (loss) income per share - discontinued operations	—	(0.33)	—	(0.62)
Dilutive net (loss) income per share	$(0.49)	$0.24	$(0.33)	$0.37

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Restricted stock units	1,053	382	1,155	4,774
4.00% debentures due 2023	—	—	17,068	—

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cost of revenues	$1,049	$968	$3,021	$2,154
Research and development	624	38	2,450	575
Sales, general, and administrative	3,053	3,448	14,305	10,657
Total stock-based compensation expense	$4,726	$4,454	$19,776	$13,386

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

Our Residential, Light Commercial ("RLC") segment refers to sales of fully integrated solar, storage and home energy solutions and components, through a combination of our third-party installing and non-installing dealer network and resellers and our in-house sales team. The Commercial and Industrial Solutions ("C&I Solutions") segment refers to direct sales of turn-key EPC services and sales of energy under power purchase agreements ("PPAs"). Certain legacy businesses consisting of worldwide power plant project development and project sales that we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as "Others." Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Each segment is managed by a business general manager that reports to our chief executive officer, as the chief operating decision maker (“CODM”), who reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions and Other segments. The CODM further views the business performance of each segment under two key sources of revenues - Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenue, while Power Co refers to our post-system sale recurring services revenue, mainly from asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I Solutions. The risk profile of each revenue stream is different, and therefore the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

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

Gain or Loss on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to sell all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in majority of our residential lease business and retained a 51% membership interest. We record an impairment charge based on the expected fair value for a portion of residential lease assets portfolio that was retained. Any charges or credits on these remaining unsold residential lease assets, as well as corresponding depreciation savings, are excluded from our non-GAAP results as they are not reflective of ongoing operating results.

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

Gain or Loss on business divestitures, net

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

Executive transition costs

We incur non-recurring charges related to the hiring and transition of new executive officers. During the second quarter of fiscal 2021, we appointed a new chief executive officer and chief legal officer, and are investing resources in those executive transitions and in developing new members of management as we complete our restructuring transformation. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Business reorganization costs

In connection with the Spin-Off of Maxeon Solar in fiscal 2020, we incurred, and expect to continue to incur in upcoming quarters, non-recurring charges on third-party consulting expenses, primarily to enable the separation of shared information technology systems and applications. We believe that it is appropriate to exclude these from our non-GAAP results as they are not reflective of ongoing operating results.

Restructuring charges or credits

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

Segment and Geographical Information

The following tables present segment results for the three and nine months ended October 3, 2021 for revenues, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our unaudited condensed consolidated results under U.S. GAAP, as well as information about significant customers and revenues by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Three Months Ended
	October 3, 2021			September 27, 2020
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenues from external customers:
Dev Co	$274,747	$36,596	$980	$190,480	$73,790	$2,688
Power Co	6,888	3,728	697	7,230	544	75
Intersegment revenue	—	—	—	—	—	7,293
Total segment revenues as reviewed by CODM	$281,635	$40,324	$1,677	$197,710	$74,334	$10,056
Segment gross profit as reviewed by CODM	$63,108	$(2,387)	$(19)	$34,779	$5,120	$(3,168)
Adjusted EBITDA	$30,825	$(8,133)	$(649)	$15,521	$1,228	$(3,192)

	Nine Months Ended
	October 3, 2021			September 27, 2020
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenues from external customers:
Dev Co	$753,429	$139,486	$7,320	$571,236	$167,544	$2,954
Power Co	20,262	15,277	2,562	18,904	7,721	19,846
Intersegment revenue	—	—	(11)	—	—	32,815
Total segment revenues as reviewed by CODM	$773,691	$154,763	$9,871	$590,140	$175,265	$55,615
Segment gross profit as reviewed by CODM	$173,239	$2,527	$5,013	$94,501	$14,533	$(18,906)
Adjusted EBITDA	$83,771	$(13,125)	$3,615	$31,346	$(1,244)	$(19,278)

Reconciliation of Segment Revenues to Unaudited Condensed Consolidated GAAP Revenues	Three Months Ended		Nine Months Ended
(In thousands):	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Total segment revenues as reviewed by CODM	$323,636	$282,100	$938,325	$821,020
Adjustments to segment revenues:
Intersegment elimination	—	(7,294)	11	(32,816)
Legacy utility and power plant projects	—	—	—	207
Construction revenue on solar services contracts	—	—	—	(5,392)
Results of operations of legacy business to be exited	—	—	625	—
Unaudited Condensed consolidated GAAP revenues	$323,636	$274,806	$938,961	$783,019

Reconciliation of Segment Gross Profit to Unaudited Condensed Consolidated GAAP Gross Profit	Three Months Ended		Nine Months Ended
(In thousands):	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Segment gross profit	$60,702	$36,731	$180,779	$90,128
Adjustments to segment gross profit:
Intersegment elimination	(83)	1,752	785	11,604
Legacy utility and power plant projects	—	—	—	34
Legacy sale-leaseback transactions	—	—	—	(20)
Gain (loss) on sale and impairment of residential lease assets	249	469	1,262	1,375
Construction revenue on solar services contracts	—	—	—	(4,735)
Stock-based compensation expense	(1,055)	(623)	(3,011)	(1,653)
Amortization of intangible assets	—	(1,189)	—	(4,757)
Gain (loss) on business divestitures, net	(81)	—	(81)	—
Results of operations of legacy business to be exited	(82)	—	(9,179)	—
Unaudited Condensed consolidated GAAP gross profit	$59,650	$37,140	$170,555	$91,976

Reconciliation of Segments EBITDA to Loss before income taxes and equity in losses of unconsolidated investees	Three Months Ended		Nine Months Ended
(In thousands):	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Segment adjusted EBITDA	$22,043	$13,557	$74,261	$10,824
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	—	—	34
Legacy sale-leaseback transactions	—	—	—	(20)
Mark-to-market gain (loss) on equity investments	(86,254)	155,431	(47,238)	274,362
Gain (loss) on sale and impairment of residential lease assets	249	83	6,219	1,122
Construction revenue on solar services contracts	—	—	—	(4,734)
Stock-based compensation expense	(4,726)	(4,454)	(19,776)	(13,387)
Amortization of intangible assets	—	(1,189)	—	(4,759)
Gain (loss) on business divestitures, net	(81)	—	143	10,529
Transaction-related costs	(1,328)	—	(1,683)	(1,862)
Executive transition costs	(827)	—	(1,329)	—
Business reorganization costs	(1,045)	—	(2,903)	—
Restructuring credits (charges)	230	97	(4,344)	(2,738)
Results of operations of legacy business to be exited	(82)	—	(9,179)	—
Litigation	(1,623)	(395)	(10,326)	(880)
Gain on convertible debt repurchased	—	104	—	3,060
Net loss (income) attributable to noncontrolling interests	69	230	(1,482)	(2,512)
Cash interest expense, net of interest income	(6,628)	(6,918)	(22,149)	(24,102)
Depreciation and amortization	(1,929)	(5,156)	(8,757)	(12,589)
Corporate	(4,569)	(4,985)	(15,486)	(9,264)
(Loss) Income before income taxes and equity in loss of unconsolidated investees	$(86,501)	$146,405	$(64,029)	$223,084

Note 16. SUBSEQUENT EVENTS

Acquisition of Blue Raven Solar Holdings, LLC ("Blue Raven")

On October 4, 2021, we acquired all of the issued and outstanding membership interests of Blue Raven, a Delaware limited liability company, and thirty-five percent (35%) of the issued and outstanding membership interests in Albatross Software LLC, also a Delaware limited liability company and an affiliate of Blue Raven, pursuant to a Securities Purchase Agreement (“Purchase Agreement“) dated as of October 4, 2021.

Pursuant to the Purchase Agreement, we agreed to pay up to $145 million in cash consideration, subject to a customary working capital adjustment. While a majority of the cash consideration was paid upon closing, a portion was deferred and is payable at a later date, and is subject to continued employment of certain sellers as well as Blue Raven employees and service providers, in accordance with the terms of the Purchase Agreement as well as employment and retention agreements entered into with such individuals. The Company has also agreed to make an additional cash payment of up to $20 million based on Blue Raven’s revenue for the period beginning on September 13, 2021 and ending June 19, 2022 by meeting certain quantitative thresholds.

We are currently in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation in accordance with the guidance in ASC 805, Business Combinations.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, including our plan to explore strategic alternatives for our C&I Solutions business, our ability to obtain financing, our plans regarding our senior convertible debentures, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower," the "Company," "we," "us," or "our" refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales teams within each segment engaged in direct sales to end customers. For more information about our business, please refer to the section titled "Part I. Item 1. Business" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	October 3, 2021		September 27, 2020
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$323,636	100	$274,806	100
Total cost of revenues	263,986	82	237,666	87
Gross profit	59,650	18	37,140	13
Research and development	2,979	—	5,344	2
Sales, general, and administrative	51,169	16	35,462	13
Restructuring charges (credits)	(230)	—	(97)	—
Loss (gain) on sale and impairment of residential lease assets	—	—	386	—
Income from transition services agreement, net	(468)	—	(1,889)	(1)
Operating income (loss)	6,200	2	(2,066)	(1)
Other (expense) income, net	(92,701)	(29)	148,471	54
(Loss) income from continuing operations before income taxes and equity in earnings of unconsolidated investees	(86,501)	(27)	146,405	53
Benefits from (provision for) income taxes	2,194	1	(36,725)	(13)
Net (loss) income from continuing operations	(84,307)	(26)	109,680	40
Net (loss) income from discontinued operations, net of taxes	—	—	(64,566)	(24)
Net (loss) income	(84,307)	(26)	45,114	16
Net loss (income) from continuing operations attributable to noncontrolling interests	(69)	—	(230)	—
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	—	(258)	—
Net loss (income) attributable to noncontrolling interests	(69)	—	(488)	—
Net (loss) income from continuing operations attributable to stockholders	(84,376)	(26)	109,450	40
Net (loss) income from discontinued operations attributable to stockholders	—	—	(64,824)	(24)
Net (loss) income attributable to stockholders	$(84,376)	(26)	$44,626	16

	Nine Months Ended
	October 3, 2021		September 27, 2020
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$938,961	100	$783,019	100
Total cost of revenues	768,406	82	691,043	88
Gross profit	170,555	18	91,976	12
Research and development	12,705	1	19,106	2
Sales, general, and administrative	155,643	17	112,193	14
Restructuring charges (credits)	4,344	—	2,738	—
(Gain) loss on sale and impairment of residential lease assets	(294)	—	253	—
(Gain) loss on business divestitures, net	(224)	—	(10,458)	(1)
Income from transition services agreement, net	(5,211)	—	(1,889)	—
Operating income (loss)	3,592	—	(29,967)	(3)
Other (expense) income, net	(67,621)	(7)	253,051	32
(Loss) income from continuing operations before income taxes and equity in earnings of unconsolidated investees	(64,029)	(7)	223,084	29
Benefits from (provision for) income taxes	4,993	1	(38,716)	(5)
Net (loss) income from continuing operations	(59,036)	(6)	184,368	24
Net (loss) income from discontinued operations, net of taxes	—	—	(122,994)	(16)
Net (loss) income	(59,036)	(6)	61,374	8
Net loss (income) from continuing operations attributable to noncontrolling interests	1,482	—	2,512	—
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	—	(1,313)	—
Net loss (income) attributable to noncontrolling interests	1,482	—	1,199	—
Net (loss) income from continuing operations attributable to stockholders	(57,554)	(6)	186,880	24
Net (loss) income from discontinued operations attributable to stockholders	—	—	(124,307)	(16)
Net (loss) income attributable to stockholders	$(57,554)	(6)	$62,573	8

Total Revenues

Our total revenues during the three and nine months ended October 3, 2021 increased by 18% and 20%, as compared to the three and nine months ended September 27, 2020, respectively, due to an increase in revenue from our RLC segment. Changes by segments are discussed below in detail.

One customer in our RLC segment accounted for approximately 19% and 17% of total revenues for the three and nine months ended October 3, 2021, respectively.

One customer in our RLC segment accounted for approximately 17% and 19% of total revenues for the three and nine months ended September 27, 2020, respectively.

Revenues - by Segment

A description of our segments, along with other required information, can be found in Note 15, "Segment and Geographical Information" of the consolidated financial statements in Item 1. Financial Statements, which is incorporated herein by reference. Below, we have further discussed changes in revenue for each segment.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Residential, Light Commercial	$281,635	$197,710	42%	$773,691	$590,140	31%
Commercial and Industrial Solutions	40,324	74,334	(46)%	154,763	175,265	(12)%
Others	1,677	10,056	(83)%	9,871	55,615	(82)%
Intersegment and GAAP adjustments[1]	—	(7,294)	100%	636	(38,001)	102%
Total revenues	$323,636	$274,806	18%	$938,961	$783,019	20%

1 Represents intersegment eliminations and adjustments to segment revenues to determine consolidated GAAP revenues. Refer to details of reconciling items in Note 15. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Revenue for the segment increased by 42% and 31% during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, primarily due to a higher volume in residential cash and loan channel, and higher volume of residential new home lease channel.

Commercial and Industrial Solutions

Revenue for the segment decreased by 46% during the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily due to a decrease in the number of development projects and cash sales, as well as lower EPC revenue.

Revenue for the segment decreased by 12% during the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily due to a decrease in the number of development projects and cash sales and EPC revenue, partially offset by a one-time incentive revenue on completion of the sale of a development project.

Others

Revenue for the segment decreased by 83% and 82% during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, primarily due to the discontinuation of manufacturing in our Hillsboro, Oregon facility in the first and second quarters of fiscal 2021, as well as lower O&M revenue as a result of the sale of our O&M services contracts and related assets and liabilities during the second quarter of fiscal 2020.

Total Cost of Revenues and Gross Margin

Our total cost of revenues increased by 11% during the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily due to higher volume in residential cash, loan, and new home lease channels, in the RLC segment.

Our total cost of revenues increased by 11% during the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily due to higher volume in residential cash, loan, and new home lease channels, higher digital and consulting spending during fiscal 2021 in our RLC and C&I Solutions segments, as well as an increase in cost of sales for development projects due to higher installation costs. This was offset by a decrease in cost of revenues in our Others segment due to the discontinuation of manufacturing in Hillsboro, Oregon facility, in the first quarter of fiscal 2021.

Our gross margin increased by 4 percentage points and 6 percentage points during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, due to a strong contribution from our RLC segment. Changes by segments are discussed below in detail.

Total Cost of Revenues and Gross Margin - by Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Cost of Revenues
Residential, Light Commercial	$218,527	$162,931	34%	$600,452	$495,639	21%
Commercial and Industrial Solutions	42,711	69,214	(38)%	152,236	160,732	(5)%
Others	1,696	13,224	(87)%	4,858	74,521	(93)%
Intersegment and GAAP adjustments[1]	1,052	(7,703)	114%	10,860	(39,849)	127%
Total cost of revenues	$263,986	$237,666	11%	$768,406	$691,043	11%

Gross Margin
Residential, Light Commercial	22%	18%		22%	16%
Commercial and Industrial Solutions	(6)%	7%		2%	8%
Others	(1)%	(32)%		51%	(34)%
Intersegment and GAAP adjustments [1]	—%	(6)%		(1,608)%	(5)%
Total gross margin percentage	18%	14%		18%	12%

1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 15. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Gross margin for the segment increased by 4 percentage points and 6 percentage points during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, primarily due to a higher volume of residential cash, loan and new home lease channels.

Commercial and Industrial Solutions

Gross margin for the segment decreased by 13 percentage points and 6 percentage points during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, primarily due to a decrease in the number of sales of development projects and lower EPC revenue.

Others

Gross margin for the segment increased by 31 percentage points and 85 percentage points during the three and nine months ended October 3, 2021, respectively, as compared to the three and nine months ended September 27, 2020, primarily due to recognition of revenue upon reaching of a milestone on the sale of one legacy power plant project, that resulted in 100% margin, discontinuation of manufacturing at our Hillsboro, Oregon facility, in the first quarter of fiscal 2021, and lower O&M cost of revenue due to the sale of our O&M service contracts and related assets and liabilities during the second quarter of fiscal 2020.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
R&D	$2,979	$5,344	(44)%	$12,705	$19,106	(34)%
As a percentage of revenues	—%	2%		1%	2%

R&D expense decreased by $2.4 million, or 44%, during the three months ended October 3, 2021, as compared to the three months ended September 27, 2020, primarily due to higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 in the last quarter of fiscal 2020.

R&D expense decreased by $6.4 million, or 34%, during the nine months ended October 3, 2021, as compared to the nine months ended September 27, 2020, primarily due to higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 in the last quarter of fiscal 2020, as well as a one-time credit received from Department of Energy for qualified expenses in the second quarter of fiscal 2021.

Sales, General, and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
SG&A	$51,169	$35,462	44%	$155,643	$112,193	39%
As a percentage of revenues	16%	13%		17%	14%

SG&A expenses increased by $15.7 million, or 44%, during the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily due to higher labor costs from incremental hires, higher marketing costs and customer acquisition charges, increase in accounting and legal consulting charges related to strategic transactions, and higher commissions provided in fiscal 2021 compared to fiscal 2020.

SG&A expenses increased by $43.5 million, or 39%, during the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily due to higher costs on litigation, increased labor from incremental hires as well as higher third-party consulting costs, accelerated vesting of stock held by former CEO, as well as cost saving actions related to the COVID-19 pandemic in the second quarter of fiscal 2020, primarily being reduction in salaries of executive officers.

Restructuring (credits) charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Restructuring (credits) charges	$(230)	$(97)	137%	$4,344	$2,738	59%
As a percentage of revenues	—%	—%		—%	—%

Restructuring credits increased by $0.1 million, or 137%, during the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily due to recoveries of restructuring expenses previously accrued for retention payments.

Restructuring charges increased by $1.6 million, or 59%, during the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily due to charges incurred during the first and second quarters of fiscal 2021 related to the restructuring plan adopted in connection with the closure of our Hillsboro, Oregon manufacturing facility during the first quarter of fiscal 2021.

See "Item 1. Financial Statements-Note 7. Restructuring" in the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
(Gain) loss on sale and impairment of residential lease assets	$—	$386	(100)%	$(294)	$253	(216)%
As a percentage of revenues	—%	—%		—%	—%

(Gain) loss on sale and impairment of residential lease assets decreased by $0.4 million during the three months ended October 3, 2021, as compared to the three months ended September 27, 2020, primarily due to the sale of a portion of on-balance sheet residential lease portfolio in the second quarter of fiscal 2021, and no impairment deemed necessary in the current quarter on the remaining portfolio.

(Gain) loss on sale and impairment of residential lease assets increased by $0.5 million during the nine months ended October 3, 2021, as compared to the nine months ended September 27, 2020, primarily due to gain on sale of a portion of on-balance sheet residential lease portfolio in the second quarter of fiscal 2021.

(Gain) loss on business divestitures, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
(Gain) loss on business divestitures, net	$—	$—	100%	$(224)	$(10,458)	(98)%
As a percentage of revenues	—%	—%		—%	(1)%

(Gain) loss on business divestitures, net declined by $10.2 million during the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020, primarily due to the gain on sale of $10.5 million of our O&M business recorded in the quarter ended September 27, 2020 compared to the aggregate net gain on sale of $0.2 million of our commercial projects and residential leases recorded in the second quarter of fiscal 2021.

Income from transition services agreement, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Income from transition services agreement, net	$(468)	$(1,889)	(75)%	$(5,211)	$(1,889)	176%
As a percentage of revenues	—%	(1)%		—%	—%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement under which we are providing certain labor and non-labor services to Maxeon Solar and received limited services with respect to certain shared processes following the Spin-Off. The term of the transition services agreement was 12 months, extendable for up to an additional 180 days, and the services are billed at cost plus a standard mark-up. While most services under the agreement have ended, we extended the term of certain services mainly relating to the transition of technology and software applications currently shared by the two companies. We recorded $0.5 million and $5.2 million of income for services provided under the transition services agreement, net of services provided by Maxeon Solar, resulting in a reduction to operating expenses on the consolidated statement of operations during the three and nine months ended October 3, 2021, respectively.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Interest income	$83	$104	(20)%	$249	$682	(63)%
Interest expense	(6,710)	(7,090)	(5)%	(22,396)	(24,731)	(9)%
Other income (expense):
Other, net	(86,074)	155,457	(155)%	(45,474)	277,100	(116)%
Other (expense) income, net	$(92,701)	$148,471	(162)%	$(67,621)	$253,051	(127)%
As a percentage of revenues	(29)%	54%		(7)%	32%

Interest expense decreased by $0.4 million and $2.3 million during the three and nine months ended October 3, 2021, respectively, primarily due to the repayment of our convertible debentures during the second quarter of fiscal 2021, as well as the repurchase of our convertible debentures during the first and third quarters of fiscal 2020.

Other income decreased year over year by $241.5 million and $322.6 million in the three and nine months ended October 3, 2021, respectively, primarily due to a loss of $86.3 million and $48.0 million on equity investments with a readily determinable fair value, in the three and nine months ended October 3, 2021, as compared to a gain of $155.4 million and $274.4 million in the three and nine months ended September 27, 2020, respectively.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Benefits from (provision for) income taxes	$2,194	$(36,725)	(106)%	$4,993	$(38,716)	(113)%
As a percentage of revenues	1%	(13)%		1%	(5)%

In the three months ended October 3, 2021, our income tax benefit of $2.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $86.5 million was primarily due to the deferred taxes on mark-to-market unrealized losses on equity investments. Our income tax provision of $36.7 million in the three months ended September 27, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $146.4 million was primarily due to associated domestic tax expenses arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions.

In the nine months ended October 3, 2021, our income tax benefit of $5.0 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $64.0 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability. Our income tax provision of $38.7 million in the nine months ended September 27, 2020 on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $223.1 million was primarily due to domestic tax expense arising from the taxable gain related to the Spin-Off, and foreign withholding taxes from foreign dividend distributions.

As of the end of the third quarter of fiscal 2021, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Net (income) loss attributable to noncontrolling interests	$(69)	$(230)	(70)%	$1,482	$2,512	(41)%

In September 2019, we entered the Solar Sail LLC ("Solar Sail") and Solar Sail Commercial Holdings, LLC ("Solar Sail Commercial") joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), to finance the purchase of 200 megawatts of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. We determined that we hold controlling interests in Solar Sail and Solar Sail Commercial and therefore we have fully consolidated these entities. We apply the hypothetical liquidation at book value (“HLBV”) method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

The net (income) loss attributable to noncontrolling interests decreased by $0.2 million for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020, primarily due to lower allocation of net income including tax credits and accelerated tax depreciation benefits, using the HLBV method, to noncontrolling interests in Solar Sail and Solar Sail Commercial.

The net (income) loss attributable to noncontrolling interests decreased by $1.0 million for the nine months ended October 3, 2021, compared to the nine months ended September 27, 2020, primarily due to higher allocation of net loss including tax credits and accelerated tax depreciation benefits, using the HLBV method, to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended October 3, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	October 3, 2021	September 27, 2020
Net cash used in operating activities	$(42,065)	$(202,513)
Net cash provided by (used in) investing activities	$185,635	$(10,869)
Net cash provided by (used in) financing activities	$(109,536)	$104,268

Operating Activities

Net cash used in operating activities for the nine months ended October 3, 2021 of $42.1 million consisted of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The $160.4 million decrease in cash used in operations in the nine months ended October 3, 2021 compared to the corresponding nine months ended September 27, 2020, was primarily due a lower net loss in the current fiscal year compared to the prior fiscal year, after excluding non-cash items, most significantly, the Enphase mark-to-market adjustment, as well as lower outflow on contract assets resulting from a collection of payment upon a milestone accomplishment in the current fiscal year.

Investing Activities

Net cash provided by investing activities for the nine months ended October 3, 2021 of $185.6 million primarily consisted of proceeds from business divestitures, net of cash, and proceeds from sale of equity investments, partially offset by purchases of property, plant, and equipment and investments in intangible assets.

The $196.5 million increase in net cash provided by investing activities in the nine months ended October 3, 2021 compared to the corresponding nine months ended September 27, 2020, primarily resulted from higher cash outflow during the nine months ended September 27, 2020, due to cash outflow upon the Maxeon Solar Spin-Off, net of proceeds, as well as lower proceeds from sale of equity investments in the third quarter of fiscal 2020.

Financing Activities

Net cash used in financing activities for the nine months ended October 3, 2021 of $109.5 million primarily consisted of cash paid for repurchase and retirement of convertible debt, net repayment of other debt and purchase of stock for tax withholding obligations on vested restricted stock.

The $213.8 million increase in net cash used in financing activities in the nine months ended October 3, 2021 compared to the corresponding nine months ended September 27, 2020, primarily resulted from proceeds of Maxeon Solar convertible debt in the third quarter of fiscal 2020 prior to the spin-off, and higher net repayment of all other debt.

Capital Resources

As of October 3, 2021, we had unrestricted cash and cash equivalents of $268.6 million as compared to $232.8 million as of January 3, 2021. These cash balances were held primarily in the United States; however, we had approximately $1.2 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short term equity investment, as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

Our C&I Solutions segment requires capital investment on development of large commercial solar power projects over a longer periods of time. While we will move towards a less capital-intensive business model in the near-term, we will continue to need capital in order to grow our business, including investment in customer acquisition costs as well as product and digital investments. We will seek to raise additional required capital through various cost-effective sources, including restructuring or refinancing the 2023 convertible debt, as well as potential debt and equity financing.

Overall, we maintain working capital and debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, our cost of capital, and targeted capital structure.

We believe that our total cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of these financial statements. In addition, we have historically been successful in generating liquidity by divesting certain investments and businesses, such as our shares of Enphase common stock, as well as non-core assets; securing other sources of financing, such as accessing the capital markets; and implementing other cost reduction initiatives such as restructuring, to address our liquidity needs. Although we have historically been able to generate liquidity, we cannot assure that we will be able to continue to do so.

For information about the terms of debt instruments and changes thereof in the period, see "Item 1. Financial Statements-Note 10. Debt and Credit Sources" in the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of October 3, 2021:

		Payments Due by Fiscal Period
(In thousands)	Total	2021	2022-2023	2024-2025	Beyond 2025
Convertible debt, including interest[1]	442,703	$—	$442,703	$—	$—
Other debt, including interest[2]	113,431	68,842	2,389	42,002	198
Operating lease commitments[3]	63,627	3,920	28,738	14,563	16,406
Non-cancellable purchase orders[4]	25,832	25,832	—	—	—
Supply agreement commitments[5]	224,171	58,056	158,323	2,485	5,307
Total	$869,764	$156,650	$632,153	$59,050	$21,911

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of October 3, 2021 and January 3, 2021, total liabilities associated with uncertain tax positions were $15.0 million and $12.6 million, respectively, and are included within "Other long-term liabilities" in our unaudited condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 3, 2021 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 4, 2021 and July 4, 2021. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 4, 2021 and July 4, 2021, except as disclosed below.

Acquisitions of other companies, project development pipelines and other assets, or investments in or joint ventures with other companies, as well as divestitures and other significant transactions, could materially and adversely affect our results of operations, cash flows, and financial condition, and dilute our stockholders’ equity.

To further our business strategy and maintain our competitive position, we have acquired a number of other companies and entered into joint ventures in past years, including our acquisition of Solaire Generation, Inc. in fiscal 2015, our SunStrong and Solar Sail joint ventures with Hannon Armstrong, our acquisition of SolarWorld Americas in fiscal 2018, and our acquisition of Blue Raven Solar in the fourth quarter of fiscal 2021. In the future, we may acquire additional companies, project pipelines, products, or technologies, make strategic investments, and enter into additional joint ventures or other strategic initiatives.

Acquisitions, joint ventures, and divestitures involve a number of risks that could harm our business and performance, including:

•insufficient experience with technologies and markets in which an acquired business or joint venture is involved, which may be necessary to successfully operate and/or integrate the business or the joint venture;

•problems integrating the acquired operations, personnel, IT infrastructure, technologies, or products with the existing business and products;

•diversion of management time and attention from the core business to an acquired business or joint venture or in connection with a strategic transaction;

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

•potential necessity to re-apply for permits as a result of acquired or divested projects;

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

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins or cash flow as a whole in the short to medium term. In an effort to reduce our cost of revenues, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Such equity or debt financing may not be available on terms acceptable to us, or at all. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness, and expose us to the credit risk of our joint ventures.

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

Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our financial results. Further, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the acquisitions or joint ventures. We cannot predict with certainty when the benefits expected from these transactions will occur or the extent to which they will be achieved.

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

In addition, our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, work stoppages, epidemics or pandemics, including effects experienced as a result of COVID-19, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. For example, the U.S.

Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China's Xinjiang Uygur autonomous region, over allegations of widespread, state-backed forced labor in the region. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns or any of the supply chain risks articulated above, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, or may cause our key suppliers to seek to re-negotiate terms and pricing with us, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 5, 2021 through August 1, 2021	7,175	$28.81	—	—
August 2, 2021 through August 29, 2021	13,610	$23.50	—	—
August 30, 2021 through October 3, 2021	12,923	$21.83	—	—
	33,708		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1*
Securities Purchase Agreement, dated October 4, 2021, by and among SunPower Corporation, Falcon Acquisition HoldCo, Inc., Peterson Partners VII, L.P., Jenny Lynn Lee, as Trustee of The Keyhole Canyon Trust, dated July 28, 2021, Michael R. Cahill, as Trustee of The Skein Trust, dated July 13, 2021, Michael R. Cahill, as Trustee of The Gosling Trust, dated July 13, 2021, Jeffrey Lee, Benjamin Peterson, Michael Rands, The Church of Jesus Christ of Latter-day Saints, and Peterson Partners VII, L.P., solely in its capacity as Sellers’ representative

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

SUNPOWER CORPORATION

Dated:	November 3, 2021	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer