Form 10-K
period 2022-01-02
SUNPOWER CORP
filed 2022-02-25
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022

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

(408) 240-5500
(Registrant’s Telephone Number, Including Area Code)

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	SPWR	The Nasdaq Stock Market LLC
d

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 4, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.4 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 4, 2021. For purposes of determining this amount only, the registrant has defined affiliates as including TotalEnergies Solar INTL SAS, formerly known as Total Solar International SAS, Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of the registrant on July 4, 2021.

The total number of outstanding shares of the registrant’s common stock as of February 18, 2022 was 173,115,964.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

SunPower Corporation
Form 10-K for the fiscal year ended January 2, 2022

INTRODUCTORY NOTES

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, SunPower Equinox®, SunPower Financial™, EDDiE®, EnergyLink™, Equinox®, InvisiMount®, Helix®, Equinox™, PowerLight™, SunVault™, OneRoof®, Demand Better Solar®, Sunrente™, Blue Raven Solar®, and The Power of One®. Other trademarks appearing in this report are the property of their respective owners.

Unit of Power

When referring to our solar power systems, and total sales, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”), and gigawatts (“GW”) is direct current (“DC”), unless otherwise noted as alternating current (“AC”).

Levelized Cost of Energy (“LCOE”)

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

Customer Cost of Energy (“CCOE”)

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

Cautionary Statement Regarding Forward-Looking Statements

The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, including the pending sale of our Commercial and Industrial Solutions (“C&I Solutions”) business and the timing of such sale, subject to closing conditions, our ability to obtain financing, our plans regarding our senior convertible debentures, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A. Risk Factors” herein and our other filings with the Securities and Exchange Commission (“SEC”) for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements, including those set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, cash flows, and financial condition:

Risks Related to COVID-19 Pandemic

•The COVID-19 pandemic and associated economic and other impacts have adversely affected our business, results of operations, cash flows, and financial condition, as well as the business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, cash flows, and financial condition, and the achievement of our strategic objectives.

Risks Related to Our Sales Channels

•Our results of operations are subject to significant fluctuations and are inherently unpredictable.

•Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

•The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential lease and loan programs, as well as our own financial offerings through SunPower Financial, and is affected by general economic conditions and other factors.

•With the launch and growth of SunPower Financial, we are increasingly subject to risk related to our financing offerings directly to consumers. If our consumer underwriting and origination processes contain errors or incorrect inputs from consumers or third parties (such as credit bureaus), our reputation and relationships with capital providers and contractors could be harmed. Further, economic and other changes resulting in increases in default rates could increase our cost of capital.

•An increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows. Conversely, supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition.

•The reduction, modification, or elimination of government incentives could cause our revenues to decline and harm our business results.

•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

•As our sales to residential customers have grown, and with the launch of SunPower Financial, we have increasingly become subject to substantial financial services and consumer protection laws and regulations. Any failure to comply with laws and regulations relating to interactions by us or our dealers consumers could result in negative publicity, claims, investigations and litigation, and may adversely affect our financial performance.

•We do not typically maintain long-term agreements with our customers and accordingly we could lose customers without warning, which could adversely affect our business results.

•Our business could be adversely affected by seasonal trends, poor weather, labor shortages, and construction cycles.

•The competitive environment in which we operate often requires us to undertake customer obligations or provide indemnifications, which may turn out to be costlier than anticipated and, in turn, materially and adversely affect our business, results of operations, cash flows, and financial condition.

Risks Related to Our Supply Chain

•We depend on a limited number of suppliers, including Maxeon Solar, for certain critical raw materials, components, and finished products, including our solar cells and modules, microinverters, and storage solutions. Any shortage, interruption or delay, deterioration of our relationships with, or price change from these suppliers could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

•We utilize construction loans, term loans, sale-leaseback, partnership flip, preferred equity, and other financing structures to fund acquisitions, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our outstanding convertible debentures.

Risks Related to Our Operations

•If we have quality issues with our solar and related products, such as the third-party connector issue we have recently experienced, our sales, profit, and cash flows could decrease and our relationships with our customers and our reputation may be harmed.

•We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business results.

•A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations, and cash flows.

•Acquisitions of other companies, project development pipelines, and other assets, or investments in or joint ventures with other companies, as well as divestitures and other significant transactions, could materially and adversely affect our results of operations, cash flows, and financial condition, and dilute our stockholders’ equity.

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

•We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, safety, cost overruns, delays, and other contingencies tied to performance bonds and letters of credit, indemnifications, or other required credit and liquidity support guarantees, any of which could have a material adverse effect on our business and financial results.

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware in 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Stock Market LLC under the symbol “SPWR.” In fiscal 2011, we became a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE).

Company Overview

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customer control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales teams within each segment engaged in direct sales to end customers. We are invested in growing our business, by focusing on continued innovation, product development, and investments, while enhancing our customer experience and culture.

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), a Singapore public company limited by shares, consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. As a result of the Spin-Off, we no longer consolidate Maxeon Solar within our financial results of continuing operations. For all periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the consolidated statements of operations.

Recent Developments

SunPower Manufacturing Oregon, LLC Restructuring

During the first quarter of fiscal 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions implemented in the first quarter of fiscal 2021, a majority of our approximately 170 primarily manufacturing employees exited the business. As of January 2, 2022, we had incurred cumulative costs of approximately $3.6 million in restructuring charges, primarily relating to the payment of severance benefits.

Repayment of Loan Agreement with California Enterprise Development Authority (“CEDA”)

In April 2021, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

Repayment of 0.875% Debentures Due 2021

In June 2021, we repaid the remaining $62.5 million aggregate principal amount of our 0.875% debentures due 2021.

Acquisition of Blue Raven Solar Holdings, LLC (“Blue Raven”)

On October 4, 2021, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to acquire all of the issued and outstanding membership interests of Blue Raven, and 35% of the issued and outstanding membership interests in Albatross Software LLC (“Albatross”), an affiliate of Blue Raven. Pursuant to the Purchase Agreement, the Company agreed to pay to the sellers up to $145 million in initial cash consideration, which amount is subject to a customary working capital adjustment. The Purchase Agreement also provides that the Company will make certain cash payments to Blue Raven executives, employees and service providers, which are included in the aggregate purchase price, in accordance with related agreements entered into between such individuals and Blue Raven.

The Company has also agreed to make an additional cash payment of up to $20 million (the “Contingent Payment”) based on Blue Raven’s revenue for the period beginning on September 13, 2021 and ending June 19, 2022. The Contingent Payment will increase linearly from $0 up to a maximum of $20 million upon Blue Raven’s achievement of a minimum of 75% of the aggregate revenue amounts agreed to among the parties.

SunPower FinancialTM

In the fourth quarter of fiscal 2021, we launched an in-house finance company, SunPower FinancialTM, which offers a complete range of financing products and an increased set of financing options for our customers. SunPower Financial was designed to make renewable energy affordable for more homeowners and increase access to underserved populations by supporting a new line of financial products featuring expanded eligibility. The launch of SunPower Financial supports our commitment to increase access to solar energy for residential customers who live in historically underserved communities by 25% by 2025, in accordance with our SunPower 25x25 initiative launched in September 2021.

Planned Sale of the C&I Solutions Business

On February 6, 2022, we signed an Equity Purchase Agreement (the “definitive agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business as part of our focus on and investment in our Residential, Light Commercial (“RLC”) business. Subject to the terms and considerations set forth in the definitive agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business for aggregate cash consideration of $190.0 million, which is subject to certain adjustments, including cash, indebtedness, working capital surplus/shortfall, and transaction expenses. We will receive additional consideration of up to $60.0 million in cash if certain legislative action is taken between February 6 and June 30, 2022.

The sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale, and is currently expected to close before the end of the second quarter of fiscal 2022.

Segments Overview

Our RLC segment refers to sales of fully integrated solar, storage and home energy solutions and components, through a combination of our third-party installing and non-installing dealer network and resellers and our in-house sales team, and includes the results of operations of Blue Raven upon the completion of its acquisition during the fourth quarter of fiscal 2021. The C&I Solutions segment refers to direct sales of turn-key engineering, procurement, and construction (“EPC”) services and sales of energy under power purchase agreements (“PPAs”). Certain legacy businesses consisting of worldwide power plant project development and project sales that we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as “Others.” Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Our chief executive officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions, and Other segments. The CODM further views the business performance of each segment under two key sources of revenues – Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment such as sale of solar power systems with our dealers and resellers network as well as installation and EPC revenue, while Power Co refers to our post-system sale recurring services revenue, mainly from asset management services and operations and maintenance (“O&M”) services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I Solutions. The risk profile of each revenue stream is different, and therefore the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

Our COVID-19 Response

We continue to closely monitor the COVID-19 pandemic, including its resurgence in key markets as new variants of the virus continue to emerge. Due to the COVID-19 pandemic, our organization continues to largely operate virtually across the globe, which entails the need for us to continue to support remote workforces at greater scale than we have before COVID-19.

We will continue promoting the health and safety of our employees and contractors. In an effort to protect our employees and contractors, we continue to comply with all health and safety regulations, including adopting social distancing policies at all our locations, working from home, and complying with domestic and international travel restrictions as necessary. As COVID-19 conditions improved in 2021, we began to prepare for more individuals to return to the office; however, with the evolving situation as new variants emerge and our priority on the health and safety of our employees we are continuing our flexible workplace practices until we determine it is safe for our employees to return to the office. We will continue to implement appropriate safety measures, including requiring employees to be fully vaccinated to access our workplace facilities pursuant to federal, state, and local guidelines, as well as taking into consideration COVID-19 case trends and related measures in our locations. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners, and suppliers.

As the COVID-19 pandemic continues to be dynamic, near-term challenges across the economy remain. The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the severity, duration, and resurgences of outbreaks, new variants, the effectiveness of health and safety measures including vaccines, vaccine uptake, the pace and strength of the economic recovery, and supply chain pressures, among others. We will continue to actively monitor the effects of the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business.

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. With the recent acquisition of Blue Raven, we have expanded our geographic footprint, particularly outside of California, in the U.S. residential solar space, to address the growing demand for residential solar across the country, including the under-penetrated areas in Northwest and Atlantic regions. Further, on February 6, 2022, we signed a definitive agreement with TotalEnergies for the sale of our C&I Solutions business, as part of our growing focus on and investment in our residential solar business. We strongly believe that the time is now for homeowners to adopt solar energy and storage, with flexible financing options and favorable clean energy incentives currently under consideration by Congress that make it easier for consumers to help fight against the increasing impact of climate change. We believe the most significant elements of uncertainty in executing on our strategy are the impact of ongoing global supply chain constraints and the COVID-19 pandemic on component and services costs and consumer spending, as well as the ability of our sales channels, supply chain, and distribution centers to operate with minimal disruption in the near term. In addition, new regulations in California, including the proposed changes to California’s net energy metering (“NEM”) and solar incentive programs (“NEM 3.0”), could lower the net benefit solar customers receive from adopting solar energy, if the proposal is approved. The disruptions noted above could harm California’s solar market and provide uncertainty and negatively impact our financial position, results of operations, cash flows, and outlook.

Solutions

Our RLC segment offers its solutions to residential, light commercial, and new homes markets, and our all-in-one solutions include a full suite of solar power systems: storage, software, and services. As part of our solutions-based approach, we focus on our SunPower Equinox product for our residential business customers and SunPower Helix products for our commercial business customers. The Equinox and Helix systems are pre-engineered modular solutions for residential and light commercial applications, respectively, that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our customers to quickly and easily complete system installations and manage their energy production. Our Equinox systems utilize our latest A-Series cell and alternating-current photovoltaic technology for residential applications, where we are also working to expand our initiatives on storage and Smart Energy solutions. Our Helix products are available for carport, ground, and roof installations and provide seamless solar solutions at low cost. Additionally, we continue to focus on installing our lower cost, high-efficiency Performance Line and our A-Series product line, which we believe will enhance our ability to rapidly expand our global footprint with minimal capital cost.

We continue to see a significant and increasing number of opportunities in technologies and capabilities adjacent to our core product offerings that can significantly reduce our customers’ CCOE and expand the lifetime value of a customer, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, enabling our customers to make intelligent energy choices by addressing how they buy and use energy. We have added advanced module-level control electronics to our portfolio of technology designed to enable longer series strings and significant balance of system components cost reductions in large arrays. We offer solar panels that use micro-inverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. In addition, our acquisition of Blue Raven has expanded our offerings and increased our opportunities to deliver solar power generation solutions to our customers, with an expanded footprint into new territories of the United States as well.

OneRoof®

Our latest roofing system, OneRoof®, is a Class A fire-rated, UL-certified roofing system that replaces concrete roofing tiles for a fully integrated roof-plus-solar solution. With flexible design configurations, integrated panel clips, and built-in grounding, installation is simple and designed specifically for new homes. With direct-to-deck attachments, self-aligning modules, and snap-in-place module attachments, OneRoof installs two to three times faster than conventional mounting, and is cost efficient by replacing roof materials. Kynar-coated metal components add a rugged layer of roof protection that lasts longer than typical composite shingles and are covered by our Complete Confidence Warranty. Our Complete Confidence Warranty covers products, parts, and service for 25 years, monitoring hardware for 10 years, and the Kynar-coated-steel finish for 5 years. OneRoof sits seamlessly with the rest of the roof for a sleek, low-profile look with virtually no visible parts. Interlocking flashings and pans with individually sealed screws create a watertight barrier against harsh conditions— including wind-driven rain, and is built to last. OneRoof is the only roof-integrated solar system, paired with the world’s best solar.

SunVault™ Storage

Our SunVault™ storage solution is primarily designed for residential customers and its two-box solution fits in indoor or outdoor areas. Homeowners get seamless backup power during an outage and the system provides the flexibility to manage energy as they deem fit. SunVault storage integrates with SunPower solar systems, creating the only home solar plus storage solution designed, installed, and warranted by one company. Its intelligent software shifts when drawing power from the grid, maximizing the use of solar, as well as provides real-time updates as to home energy use, solar and storage usage, through customized settings. With only 0.1% of homes in the United States having storage, and power outages continuing to rise, our storage solutions provide an attractive way to use solar. We expect to release an update to our SunVault solution nationwide within the next fiscal year. The updated solution will extend the offering to new segments of the market that are currently not serviced, which will significantly enhance our total serviceable market.

In addition, in the fourth quarter fiscal 2021, we launched our Virtual Power Plant (“VPP”) which will enable SunVault energy storage customers to get paid for allowing the utility to use stored energy during peak demand and contribute to a more stable power grid in their community. VPPs will enable utilities to extract energy from efficient, renewable energy resources like distributed solar and energy storage and disperse it among all grid-connected customers to create a more stable and sustainable source of power. The coordination of the charge and discharge of a participating customer’s battery and sharing of the energy to the utility, while reserving some electricity in the battery for backup power to the home when needed, is performed by SunPower on the customer’s behalf. Customers participating in the VPP, including our first planned VPP offering, ConnectedSolutions, will be notified prior to discharging of the battery and can set their battery threshold levels through customized settings, and in turn are compensated by the utility for their participation.

Flexible Financing Options

We have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception, we have raised tax equity investment funds to finance the installation of solar energy systems.

Advances in financing are playing a big part in driving increased profits and dealer loyalty. We sell our residential solar energy solutions to end customers through a variety of means, including cash and financed systems sales directly to end customers and sales to resellers, including our third-party dealer network.

We offer financing programs that are designed to provide customers with a variety of options to obtain high-efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or leases at competitive energy rates. With the launch of SunPower Financial in fiscal 2021, our customers now have a broader choice for both purchasing as well as affordable financing of solar power systems from us. Further, since its launch in 2011, our residential lease program, in partnership with third-party investors, provides U.S. customers SunPower systems under typically 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually tailored solar solutions to a broad range of residential customers and expand our lifetime value for a customer.

Commercial Roof, Carport, and Ground Mounted Systems

As part of our complete solution product approach, our C&I Solutions segment offers Helix commercial market products. The Helix system is a pre-engineered, modular solution that combines our industry-leading solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that is built to last and fast to install, enabling customers to scale their solar programs quickly with minimal business disruption. The Helix platform is standardized across rooftop, carport, and ground installations and designed to lower system cost while improving performance. The Helix platform is also bundled with our Smart Energy software analytics, which provides our customers with information about their energy consumption and production, enabling them to further reduce their energy costs.

The C&I Solutions segment also offers a variety of commercial solutions designed to address a wide range of site requirements for commercial rooftop, parking lot, and open space applications, including a portfolio of solutions utilizing framed panels and a variety of internally or externally developed mounting methods for flat roof and high tilt roof applications. Our commercial flat rooftop systems are designed to be lightweight and to interlock, enhancing wind resistance and providing for secure, rapid installations.

We offer parking lot structures designed specifically for SunPower panels, balance of system components, and inverters as well as a capability to design and install innovative solar structures and systems for carport applications. These systems are typically custom design-build projects that use standard templates and design best practices to create a solution tailored to unique site conditions. SunPower’s highest efficiency panels are especially well suited to stand-alone structures, such as those found in parking lot applications, because our systems require less steel and other materials per unit of power or energy produced as compared with our competitors.

Community Solar

SunPower’s Community Solar program is a way for customers to obtain the benefits of solar without having panels installed on their roofs, enabling people who live in apartments, condominiums, and other residences to go solar. These customers are part of a community of solar energy supporters who obtain their power from large solar projects built within their utility district rather than from panels on their respective rooftops.

SunPower has a large commercial and residential customer base to leverage opportunities to expand our community solar footprint. We believe our community solar market offering provides a significant opportunity for growth by leveraging our existing installation base and software platform.

Supply

The solar panels used in our residential and light commercial systems and solutions are sourced from Maxeon Solar under the terms of our master supply agreement, dated as of February 14, 2022, which replaces the supply agreement we entered into with Maxeon Solar in connection with the Spin-Off.

We work with our suppliers and partners to ensure the reliability of our supply chain. We are continuing to diversify our supply base by forging new supplier relationships for single-sourced parts to support supply continuity and new products. We have also contracted with certain suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. In addition, we have established a new dealer diversity program and begun new partnerships with minority-owned business organizations through our SunPower 25x25 initiative, where we are committed to ensuring industry equity and increasing our supplier diversity. For more information about our purchase commitments and obligations, see “Liquidity and Capital Resources—Contractual Obligations” and “Note 9. Commitments and Contingencies” in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

We have also negotiated several agreements with residential and commercial energy storage providers to integrate storage technology into our residential and commercial solar solutions. By combining storage with energy management, we lower our customers’ cost of energy through improvements in self-consumption, rate arbitrage, demand management, and grid and market participation. We plan to continue to work to make combined solar and storage solutions broadly commercially available.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade AC power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded for both residential and commercial customers. Subsequent to the sale of our microinverter business in August 2018, we exclusively procure microinverters for the manufacture and distribution of AC modules and discrete Module-Level Power Electronics (“MLPE”) system solutions for the U.S. residential market from Enphase Energy, Inc. (“Enphase”). Panels with these factory-integrated microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

We are working with Enphase to develop next generation microinverters for use with our high-efficiency solar panels in order to enhance our portfolio of Smart Energy solutions.

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

Customers

Our scope and scale allow us to deliver solar solutions across all segments, ranging from homeowners and new home builders to the largest commercial and governmental entities. Our customers typically include investors, financial institutions, project developers, electric utilities, independent power producers, commercial and governmental entities, production home builders, residential owners, and small commercial building owners. We leverage a combination of direct sales and a broad partner ecosystem to efficiently reach our customer base.

Our internal sales team, SunPower Direct, including a dedicated new homes division, and our third-party dealer network have deployed thousands of SunPower rooftop solar power systems to residential customers. In addition, we work with a variety of development, construction, and system integration companies to deliver our solar power products and solutions to our customers. Our commercial and electric utility customers in our C&I Solutions segment typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” for our significant customers.

Competition

The market for solar electric power technologies is competitive and continually evolving. We continue to face increased competition from inflation-driven price increases and decrease in supply, which could lead to loss of sales or market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•SunRun, Inc., Sunnova Energy International Inc., Tesla, Inc., SolarEdge, Vistra Corp, First Solar, Amicus Solar, CED Greentech, GAF Energy, NRG Energy, Inc., Panasonic Corporation, REC Group, and Standard Solar.

The solar energy market in general competes with other energy providers such as electricity produced from conventional fossil fuels supplied by utilities and other sources of renewable energy, including wind, hydro, biomass, solar thermal, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We also face competition from resellers that have developed related offerings that compete with our product and service offerings, or have entered into strategic relationships with other existing solar power system providers. We also compete for limited government funding for research and development contracts, customer tax rebates and other programs that promote the use of solar, and other renewable forms of energy with other renewable energy providers and customers.

We believe that the key competitive factors in the market for solar energy management solutions, including systems, storage, and software, are:

•total system price;

•warranty protection, quality, and customer service;

•LCOE evaluation;

•CCOE evaluation;

•power, efficiency, and performance under realistic operating conditions;

•aesthetic appearance of solar panels and systems;

•wind, snow, and structural load capability;

•speed and ease of installation through modular solutions;

•dealer and installer training and operational excellence;

•high-productivity sales and commissioning software tools for dealers;

•leveraging extensive fleet data for reliability;

•engagement with end customer community;

•strength of distribution relationships;

•availability of efficient third-party or in-house financing;

•established sales channels to customers;

•bankability, strength, and reputation of our Company;

•solar commercial investment tax credit (“ITC”) and federal regulation;

•third-party loan providers and interest rates; and

•offer complete integrated solutions.

We believe that we can compete favorably with respect to each of these elements, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information on risks related to our competition, please see the risk factors set forth under the caption “Item 1A. Risk Factors,” including “Risks Related to Our Sales Channels—An increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows. Conversely, supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition.”

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. “SunPower” and the “SunPower” logo are our registered trademarks in the United States for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “SunPower Equinox,” “SunPower Giving,” “SunPower Horizons,” “Bottle the Sun,” “Demand Better Solar,” “EDDiE,” “EnergyLink,” “Equinox,” “Experiential Learning. Expanding Opportunities.,” “Helix,” “InvisiMount,” “Light on Land,” “PowerLight,” “Powering a Brighter Tomorrow,” “SafeChem,” “Smarter Solar,” “Sol,” “SunTile,” “SunVault,” “OneRoof,” “The Future of Energy. Today,” “Blue Raven Solar,” “The Planet’s Most Powerful Solar,” and “The Power of One” in certain countries. We are seeking and will continue to seek registration of the “SunPower” trademark and other trademarks in additional countries as we believe is appropriate. As of January 2, 2022, we held registrations for 35 trademarks in the United States, and had 12 trademark registration applications pending. We also held 20 trademark registrations and had zero trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar panels, mounting products, energy storage, software, and electrical and electronic systems that we sell. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 2, 2022, we held 624 patents in the United States (397 licensed to Maxeon Solar or its affiliates), which will expire at various times through 2041, and had 178 U.S. patent applications pending (123 licensed to Maxeon Solar or its affiliates). We also had 198 patents and had 36 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect proprietary information and know-how. We therefore typically require employees and consultants to enter into confidentiality agreements to protect them.

When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption “Item 1A. Risk Factors,” including “Risks Related to Our Intellectual Property—We depend on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights,” “Risks Related to Our Intellectual Property—We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer,” and “Risks Related to Our Intellectual Property—We may not obtain sufficient patent protection on the technology embodied in the solar and other products we currently manufacture and market, which could harm our competitive position and increase our expenses.”

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

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted (and subsequently expanded) renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. Some states additionally mandate that a certain portion of that eligible renewable energy must be distributed generation. Many states have also adopted community solar programs and energy storage mandates. Further, changes in federal and state policies including introduction of new legislation may pose incremental risks or provide opportunities for the Company’s business that may impact our future operations and financial condition. For more information about how we avail ourselves of the benefits of public policies and the risks related to public policies, please see the risk factors set forth under the caption “Item 1A. Risk Factors,” including “Risks Related to Our Sales Channels—The reduction, modification, or elimination of government incentives could cause our revenue to decline and harm our financial results,” “Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services,” and “Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

Environmental, Social, Governance (“ESG”)

We use, generate, and discharge materials which may be classified as toxic, volatile, or otherwise hazardous chemicals and wastes which have resulted from our research and development and construction activities. We are subject to a variety of U.S. federal, state, and local laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are currently not subject to any litigation pertaining to environment regulations and cost of compliance with applicable regulations is expected to be commensurate with our historical spend and other companies in the industry.

In addition to our existing environmental compliance initiatives, we have engaged additional resources to provide comprehensive oversight and reporting of the ESG components across our processes and business units. Additionally, as part of our commitment to energy sustainability, we published our fiscal 2020 Environmental, Social and Governance Report (“2020 ESG Report”) in May 2021.

As part of our diversity, equity, and inclusion (“DE&I”) initiative, we also launched SunPower 25X25 in September 2021, through which we committed to make renewable energy more accessible for historically underserved communities. We recognize the importance of a diverse and inclusive work environment, and are committed to increasing workforce diversity, expanding access for customers, including the development of a new program for providing no interest loans to low-income customers, and ensuring industry equity, including the establishment of a new dealer diversity program. We will report our progress with respect to this pledge annually in our ESG report.

Information concerning certain limited activities related to Iran

All the information concerning the activities of our affiliate TotalEnergies SE and its affiliated companies (collectively, the “TotalEnergies”) related to Iran that took place in 2021 provided in this section is disclosed pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”).

In addition, information for 2021 is provided concerning the payments made by TotalEnergies’ affiliates to, or additional cash flow that operations of TotalEnergies affiliates generate for the government of Iran (identified by the United States as a state sponsor of terrorism) or any entity controlled by such government.

TotalEnergies believes that these activities are not subject to sanctions under applicable international economic sanctions regimes, including those adopted by the United States and the European Union (the “Sanctions Regime”).

TotalEnergies’ operational activities related to Iran were stopped in 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action (“JCPOA”) in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

Statements in this section concerning companies controlled by TotalEnergies SE intending or expecting to continue activities described below are subject to such activities continuing to be permissible under applicable international economic sanctions regimes and are based on information provided to us by Total Energies.

Exploration & Production

The Tehran branch office of Total E&P South Pars S.A.S., a wholly-owned subsidiary of TotalEnergies SE, which opened in 2017 for the purposes of the development and production of phase 11 of the South Pars gas field, ceased all operational activities prior to November 1, 2018. In addition, since November 2018, TotalEnergies EP Iran BV maintains a local representative office in Tehran with four employees solely for non-operational functions.

Concerning payments made to Iranian entities in 2021, TotalEnergies EP Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 2.02 billion (approximately €39,894, converted using the average exchange rate for fiscal year 2021, as published by the Central Bank of Iran) to the Iranian administration for taxes and social security contributions concerning the staff of this representative office. None of these payments were executed in US dollars.

Since November 30, 2018, TotalEnergies E&P UK Limited (“TEP UK”), a wholly owned subsidiary, holds a 1% interest in a joint-venture relating to the Bruce field in the United Kingdom (the “Bruce Field Joint-Venture”) with Serica Energy (UK) Limited (“Serica”) (98%, operator) and BP Exploration Operating Company Limited (“BPEOC”) (1%), following the completion of the sale of 42.25% of TEP UK’s interest in the Bruce Field Joint-Venture on November 30, 2018 pursuant to a sale and purchase agreement dated August 2, 2018 entered into between TEP UK and Serica.

The Bruce Field Joint-Venture is party to an agreement governing certain transportation, processing and operation services provided to another joint-venture at the Rhum field in the UK (the “Bruce Rhum Agreement”). The licensees of the Rhum field are Serica (50%, operator) and the Iranian Oil Company UK Ltd (“IOC UK”), a subsidiary of NIOC (50%), an Iranian government-owned corporation. Under the terms of the Bruce Rhum Agreement, the Rhum field owners pay a proportion of the operating costs of the Bruce field facilities calculated on a gas throughput basis.

In November 2018, the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) granted a conditional license to BPEOC and Serica authorizing provision of services to the Rhum field following the re-imposition of US secondary sanctions. The principal condition of the license is that the ownership of shares in IOC UK by Naftiran Intertrade Company Limited (the trading branch of the NIOC) are transferred into and held in a Jersey-based trust, thereby ensuring that the Iranian government does not derive any economic benefit from the Rhum field so long as US sanctions against these entities remain in place. IOC UK’s interest is managed by an independent management company established by the trust and referred to as the “Rhum Management Company” (“RMC”). If necessary, TEP UK liaises with RMC in relation to the Bruce Rhum Agreement and TEP UK expects to continue liaising with RMC on the same basis in 2022.

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

IOC UK’s share of costs incurred under the Bruce Rhum Agreement has been paid to TEP UK in 2021 by RMC. In 2021, based upon TEP UK’s 1% interest in the Bruce Field Joint Venture and income from the net cash flow sharing arrangement with Serica, gross revenue to TEP UK from IOC UK’s share of the Rhum field resulting from the Bruce Rhum Agreement was approximately £4.93 million. This amount was used to offset operating costs on the Bruce field and as such, generated no net profit to TEP UK. TEP UK expects to continue this activity in 2022.

TEP UK is also party to an agreement with Serica whereby TEP UK uses reasonable endeavors to evacuate Rhum NGL from the St Fergus Terminal (the “Rhum NGL Agreement”). TEP UK provides this service subject to Serica having title to all of the Rhum NGL to be evacuated and Serica having a valid license from OFAC for the activity. The service is provided on a cost basis, and TEP UK charges a monthly handling fee that generates an income of approximately £35,600 per annum relating to IOC UK’s 50% interest in the Rhum field. After costs, TEP UK realizes little profit from this arrangement. TEP UK expects to continue this activity in 2022.

Gas, Renewables & Power

In 2021, TotalEnergies Electricité et Gaz France, a wholly owned subsidiary, supplied electricity to the Iranian Embassy in Paris (France). This activity generated a gross turnover of approximately €18,400 and a net margin of approximately €1,000 in 2021. TotalEnergies Electricité et Gaz France expects to continue this activity in 2022.

Marketing & Services

In 2021, TotalEnergies Marketing France, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnerges’ service stations to the Iranian Embassy and the Iranian delegation to UNESCO located in Paris (France). This activity generated a gross turnover of approximately €20,150 (without tax) and a net profit of approximately €1,500 (without tax) in 2021. TotalEnergies Marketing France expects to continue this activity in 2022.

In 2021, TotalEnergies Marketing Belgium, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnerges’ service stations to the Iranian Embassy located in Brussels (Belgium). This activity generated a gross turnover of approximately €13,000 and a net profit of approximately €1,600 (without tax) in 2021. TotalEnergies Marketing Belgium expects to continue this activity in 2022.

Patents & Trademarks

In 2021, TotalEnergies paid less than €1,000 to Iranian authorities related to abandoned patents; these payments relate to abandonment proceedings and similar payments may be made in 2022. In addition, TotalEnergies made small payments in 2021 to Iranian authorities related to the maintenance and protection of trademarks and designs in Iran and may make similar small payments in 2022. These payments are not prohibited by applicable Sanctions Regimes.

Seasonal Trends and Economic Incentives

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, such as changes to the amount and timing of the ITC, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of our fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold and/or rainy winter months. In the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, which may significantly impact our quarterly results of operations.

Human Capital Management

SunPower had a team of about 3,660 full-time employees worldwide as of January 2, 2022. About 2,510 of these employees were located in the United States, and about 1,150 were located in the Philippines. Of these employees, approximately 2,040 were engaged in construction projects, 180 in research and development, 1,070 in sales and marketing, and 370 in general and administrative services. Our employees are not represented by labor unions on an ongoing basis, we have not experienced a work stoppage, and we believe our relations with our employees to be good.

We have a strong management team, and we believe they have the right experience to effectively implement our growth strategies and lead SunPower for long-lasting success. With the recent acquisition of Blue Raven, we added about 620 full-time employees to our talented workforce and we are driven to build on a sustainable growth environment for our combined company. We also have a group of about 1,080 contractors engaged in various activities worldwide as of January 2, 2022, of which about 760 were added to our workforce with the recent acquisition of Blue Raven.

How SunPower develops, attracts, and retains personnel

With our mission To Change the Way Our World is Powered, we work to attract top talent to join the SunPower team. Given the technical nature of our business, our success depends on our ability to attract and retain skilled employees through a focus on university recruiting, experienced mid-career talent, and working with technical trade partners. We are dedicated to creating a diverse, inclusive, and safe work environment where each person can deliver their best every day. We believe our work environment fosters a rich, equitable culture that allows us to make an impact on our world. We launched our 25x25 DE&I initiative in September 2021, in which we committed to increase workforce and supplier diversity.

SunPower employees are responsible for understanding our vision and values, and how their actions support the achievement of our vision on a daily basis. We drive high levels of performance and improvement on a quarterly basis through our long-standing tradition of management by objective, with a clear link back to our core values: Put Safety First, Deliver Superior Experiences, Accountability, Do The Right Thing, Innovate Relentlessly, and Be Fast and Nimble. Our employees generally receive feedback and coaching from their managers on at least a quarterly basis, ensuring ongoing development and providing opportunities to outline career aspirations and development plans.

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

The importance of diversity, equity, and inclusion

SunPower is an equal opportunity employer, and we are committed to maintaining a diverse and inclusive work environment and creating a strong culture of diversity, equity, and inclusion, strengthened by the launch of our 25x25 initiative in 2021.

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

More information about SunPower’s diversity, equity, and inclusion programs is available on our website and in our published 2020 ESG report. The content of our website, including without limitation our 2020 ESG Report, is not incorporated by reference into this report. Our new 2021 ESG report is expected to be published in the second fiscal quarter of 2022.

A strong safety culture

We are committed to protecting the environment, providing a safe workplace, and protecting the health and safety of our employees, contractors, customers, and other stakeholders. We pursue continual improvement by setting targets and objectives to promote health and safety while aiming to conserve natural resources, minimize waste, and provide an environmentally friendly workplace. We work to ensure that all jobs and processes are planned and performed in a safe, healthy, and environmentally friendly manner. We have also launched a third-party Safety Program Assessment where we have reinstituted Executive Safety Walks, live training, and increase Safety Resources.

The health and safety of our employees and contractors continues to be a top priority even more so as we continue to be faced with the ongoing COVID-19 pandemic, and as new variants continue to emerge. In an effort to protect our employees and contractors, we continue to comply with all health and safety regulations, including adopting social distancing policies at all our locations, working from home, and complying to domestic and international travel restrictions as necessary. As COVID-19 conditions improved in 2021, we began to prepare for more individuals to return to the office; however, with the evolving situation as new variants emerge and our priority on the health and safety of our employees we are continuing our flexible workplace practices until we determine it is safe for our employees to return to the office. We will continue to implement appropriate safety measures, including requiring employees to be fully vaccinated to access our workplace facilities pursuant to federal, state, and local guidelines, as well as taking into consideration COVID-19 case trends and related measures in our locations. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners, and suppliers.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 51 Rio Robles, San Jose, California, 95134. Copies of materials we file with the SEC may also be accessed on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, results of operations, cash flows, and financial condition. Although we believe that we have identified and discussed below key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material that may also harm our business, results of operations, cash flows, and financial condition.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and associated economic and other impacts have adversely affected our business, results of operations, cash flows, and financial condition, as well as the business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, cash flows, and financial condition, and the achievement of our strategic objectives.

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

Employees. The safety and well-being of our employees is paramount and could impact our ability to address the uncertainties associated with the COVID-19 pandemic. We have modified our business practices in response to the pandemic, instituting health and safety measures such as limiting employee travel, implementing social distancing and remote work measures, requiring employees to be fully vaccinated to access our office facilities, and cancelling physical participation in meetings, events, and conferences. Despite these efforts, such measures may not be sufficient to mitigate the risks posed by the COVID-19 pandemic to our employees, dealers, customers, and suppliers, and we may experience employee attrition due to vaccination and other requirements. Our employees may be unable to work effectively due to sheltering-in-place arrangements, illness, quarantine, travel restrictions, lack of public transportation, or other restrictions required by government authorities or that we determine are in the best interests of our employees, which may harm our business, results of operations, cash flows, and financial condition.

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

Decline in demand for products. We may experience a decline in demand for our solar panels due to decrease in consumer spending caused by macro-economic factors such as the continued impacts of the COVID-19 pandemic and rising inflation in the U.S., which we expect will have a near-term adverse impact on our business, results of operations, financial condition, and cash flows. Additionally, if credit markets become more challenging, customers may be unable or unwilling to finance the cost of our products, and the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for our customers, any of which could adversely affect our revenues and growth of our business. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

Impacts on our ability to meet our own financial commitments. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows. In light of the general economic uncertainty related to the COVID-19 pandemic and rising inflation in the U.S. and the resulting impact on demand in future, we cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, restructuring, or capital raising effort.

Impact on other risks inherent in our business. The overall effect that the COVID-19 pandemic will have on our business, results of operations, cash flows, and financial condition will depend on future developments, including the ultimate duration and scope of the pandemic, the timing of lifting or easing of various governmental restrictions, the impact on our suppliers, dealers, and customers, and the speed with which economic conditions, operations, and the demand for our products change.

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

Following the Spin-Off, we and Maxeon Solar operate as independent publicly-traded companies. Accordingly, our business goals, objectives, and commercial relationships are different from those of Maxeon Solar. Subject to the terms of our agreement with Maxeon Solar, we may not have exclusive access to next-generation solar cells and panels that may be produced by Maxeon Solar in quantities or at prices acceptable to us, which could have an adverse effect on our business, results of operations, cash flows, and financial condition and our ability to execute our business strategy.

We may have divergent interests with respect to the transition services agreement and other ancillary agreements that we entered into with Maxeon Solar, which could negatively impact the scope, duration or effectiveness of such agreements in a manner that negatively impacts our businesses and operations.

We and Maxeon Solar entered into a transition services agreement and other ancillary agreements in connection with the Spin-Off pursuant to which we and Maxeon Solar continue to provide to each other, on an interim, transitional basis, various services including services related to finance, accounting, and business technology. Our interests and those of Maxeon Solar could differ with respect to these agreements, which could negatively impact the scope, duration, or effectiveness of such agreements. In addition, if we or Maxeon Solar do not satisfactorily perform our obligations under these agreements, the non-performing party may be held liable for any resulting losses suffered by the other party. Also, during the periods of these agreements, our management and employees may be required to divert their attention away from our and their respective business in order to provide services pursuant to the agreements. Any of these factors could negatively impact our business and operations.

If the distribution of Maxeon Solar ordinary shares in the Spin-Off does not qualify as a tax‑free distribution under the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders and we could have a potential withholding obligation with respect to that dividend and under certain circumstances we may have indemnification obligations to Maxeon Solar.

We received a tax opinion from our counsel as to the tax‑free nature of the Spin-Off to our stockholders. We did not obtain a private letter ruling from the Internal Revenue Service (the “IRS”) with respect to the distribution of Maxeon Solar ordinary shares and instead are relying solely on the tax opinion for comfort that the distribution qualifies for tax‑free treatment to our stockholders for U.S. federal income tax purposes under the Internal Revenue Code.

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

If the Spin-Off distribution does not qualify as a tax‑free distribution to our stockholders under Section 355 of the Internal Revenue Code, then the distribution could be treated as a dividend to our stockholders, and we could have a potential withholding obligation with respect to such dividend, and we could be required to indemnify Maxeon Solar for any taxes and related costs if the failure of the distribution to so qualify is the result of certain actions or misrepresentations by us, but we will not be required to indemnify any of our stockholders. In the event we are required to indemnify Maxeon Solar for taxes incurred in connection with the Spin-Off, the indemnification obligation could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the distribution of Maxeon Solar ordinary shares in the Spin-Off, we are undertaking to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) continuing to own and manage our historic business and (ii) limiting sales or redemptions of our common stock. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operations, cash flows, and financial condition. If these restrictions, among others, are not followed, the Spin-Off distribution could be treated as a dividend to our stockholders and subject us to a potential withholding tax obligation. In addition, we could be required to indemnify Maxeon Solar for any tax liability incurred by Maxeon Solar as a result of our non‑compliance with these restrictions, and such indemnity obligations could be substantial.

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

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue, results of operations, and cash flow are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that, at times, we may derive a substantial portion of our total revenues from our large commercial customers, consequently:

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

•in the event of a customer bankruptcy, our customers may seek to terminate or renegotiate the terms of current agreements or renewals; and

•the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our financial results.

Any decrease in revenue from our large commercial customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See also under this section “Risks Related to Our Sales Channels—Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition.”

Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenue, as well as fluctuations in demand based on the availability of regulatory incentives and other factors. In addition, demand from our residential and light commercial customers may fluctuate based on the perceived cost-effectiveness of the electricity generated by our solar power systems as compared to conventional energy sources, such as natural gas and coal (which fuel sources are subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind. Declining or increasing average selling prices affect our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenue.

Further, our revenue mix of component sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and results of operations in any given period.

Any of the foregoing may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our common stock and our liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our results of operations and cash flows for that quarter. See also under this section, “Risks Related to Our Sales Channels—Our business could be adversely affected by seasonal trends, poor weather, labor shortages, and construction cycles,” “Risks Related to Our Sales Channels—The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our results of operations,” and “Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 4, 2022, the President of the United States issued Proclamation 10339, extending the safeguard tariffs on imported solar cells and modules to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules for an additional four years, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Modules are subject to a four-year tariff at a rate of 14.75% in the first year, declining 0.25% in each of the three subsequent years, to a final tariff rate of 14% in 2026. Cells are subject to a tariff-rate quota, under which the first 5 GW of cell imports each year will be exempt from tariffs; and cells imported after the 5 GW quota has been reached will be subject to the same 14.75% tariff as modules in the first year, with the same 0.25% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business, cash flows, and results of operations. While solar cells and modules based on interdigitated back contact (“IBC”) technology, like Maxeon Solar’s X-Series (Maxeon 3), E-Series (Maxeon 2), A-Series (Maxeon 5), M-Series (Maxeon 6), and related products were granted exclusion from these safeguard tariffs on September 19, 2018 and continue to be excluded under the recently announced extension, bifacial products are also excluded from the safeguard measures, while solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

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

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential finance programs and offerings through SunPower Financial, and is affected by general economic conditions and other factors.

Our growth strategy, including portions of our 25x25 growth initiative, depends on third-party financing arrangements, and with the addition of SunPower Financial, our ability to provide financing directly to our customers. We often require project financing for development and construction of certain of our projects, which require significant investments before the equity is later sold to investors. SunPower Financial relies on third-party capital providers to provide financing options through our platform to customers. As our business grows, SunPower Financial will need additional funding sources for those financing options, either from its existing capital providers or by entering into program funding agreements with new capital providers. Our failure to obtain additional funding commitments in an amount needed to fund projected volume, or failure to extend our existing commitments or identify new capital providers or renewing existing providers on favorable economic terms could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

In addition, many purchasers of our systems have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a PPA with an investor or financing company that purchases the system from us or our authorized dealers. We often execute PPAs directly with the end-user, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to acquire and build the solar power system, and then sells the electricity to the end-user under the assigned PPA. When executing PPAs with end-users, we seek to mitigate the risk that financing will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-users have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and financial results. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in both segments of our business. Our plans to continue to grow our residential finance program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance those programs. We are actively arranging additional third-party financing for our residential finance program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential finance programs in future periods, which could have a negative impact on our sales. In the event we enter into a material number of financing arrangements with customers without obtaining corresponding third-party financing, our cash, working capital, and results of operations could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

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

The lack of project financing, due to tighter credit markets or other reasons, could delay the development and construction of our solar projects, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than to our competitors, which could materially and adversely affect our business and financial results.

With the launch and growth of SunPower Financial, we are increasingly subject to risk related to our financing offerings directly to consumers. If our consumer underwriting and origination processes contain errors or incorrect inputs from consumers or third parties (such as credit bureaus), our reputation and relationships with capital providers and contractors could be harmed. Further, economic and other changes resulting in increases in default rates could increase our cost of capital.

Our ability to attract capital providers for SunPower Financial on favorable economic terms is dependent in part on our ability to effectively evaluate a consumer’s credit profile and likelihood of default and potential loss in accordance with the capital provider’s origination policies. We use FICO scores and various credit bureau attributes to conduct this evaluation, and if any of these contain errors, or if the data provided by consumers or third parties (such as credit bureaus) is incorrect or stale, our approvals or denials may be based on faulty information. Additionally, following the date of the credit report that we obtain and review, a consumer may default on, or become delinquent in the payment of, a pre-existing debt obligation, take on additional debt, or experience other adverse financial events. If such inaccuracies or events are not detected before the customer’s funding has funded, the customer may have a greater risk of default than expected. Greater defaults could damage our reputation and relationships with contractors and capital providers, causing a decrease in our ability to originate financing, or an increase in our cost of capital.

Our cost of capital is also determined in part based on the default averages in SunPower Financial’s consumer loan and lease borrower portfolios, which is increasingly impactful as this business line grows. If general economic conditions worsen significantly, or an increase in delinquencies and defaults by our consumer loan borrowers and lessees otherwise occurs, and we are not able to adjust our underwriting processes to address the change in credit environment, our cost of capital may increase. Any increase in our cost of capital may cause a decrease in our margins, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In addition, we may be subject to regular audits by our capital providers and their regulators, as well as other parties involved in SunPower Financial’s processes, such as credit bureaus. These audits may include reviews of our policies and procedures with respect to consumer protection, privacy practices, information technology and security practices, and other areas of our operations. If we do not perform well in these audits, or if significant deficiencies are identified, our existing capital providers may become unwilling to extend the terms of their existing agreements with us, we may have more difficulty in engaging new capital providers on favorable economic terms or at all, our cost of capital may increase, and we could suffer reputational damage, and our business and financial position could be negatively impacted.

If we and our partners fail to successfully execute our research and development plans and cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues, cash flows, and profits would suffer.

Our solar panels, including the solar panels we source from Maxeon Solar, are competitive in the market as compared with lower-cost conventional solar cells, due to our products’ higher efficiencies, among other things. Given the historical general downward pressure on prices for solar panels driven by increasing supply and technological change, a component of our business strategy, working through our collaboration agreement with Maxeon Solar, has been on reducing manufacturing costs to remain competitive. We and Maxeon Solar also focus on standardizing products with the goal of driving down our installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, or if competitor products are exempted from tariffs and quotas and ours are not, our products may become less competitive even when adjusted for efficiency. Further, as raw materials costs and other third-party component costs increase, as they have recently, we and Maxeon Solar may not meet our cost reduction targets. If we and our partners cannot effectively execute our cost reduction roadmap, our competitive position may suffer, we could lose market share, and our margins may be adversely affected if we face downward pricing pressure.

The solar power market is characterized by continually changing technology and improving features, such as increased efficiency, higher power output, and enhanced aesthetics. Technologies developed by our direct competitors, including thin-film solar panels, concentrating solar cells, solar thermal electric, and other solar technologies, may provide energy at lower costs than our products. We also face competition in some markets from other energy generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent energy production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational, and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our results of operations, cash flows, and financial condition could be adversely affected.

Our failure to further refine technology, reduce costs in the manufacturing process, and develop and introduce new solar power products and related system components could cause the products we offer to become less competitive or obsolete, which could reduce our market share and cause our sales to decline. This risk requires us to work continuously, including through our collaboration agreement with Maxeon Solar, to develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency and prove the reliability of our solar panels and solutions as compared with those of our competitors, our pricing will become less competitive, we could lose market share, and our margins would be adversely affected.

As we introduce new or enhanced products or integrate new technology and components into our products, we will face risks relating to such transitions including, among other things, the incurrence of high fixed costs, technical challenges, acceptance of products by our customers and dealers, disruption in customers’ and dealers’ ordering patterns, insufficient supplies of new products to meet demand, possible product and technology defects arising from the integration of new technology, and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology and components into our products could adversely affect our business, results of operations, cash flows, and financial condition. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”
An increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows. Conversely, supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition.

Global solar cell and panel production capacity has been materially increasing overall, and solar cell and solar panel manufacturers currently have excess capacity, particularly in China. Excess capacity and industry competition have resulted in the past, and may again result, in substantial downward pressure on the price of solar cells and panels, including differentiated, premium products we offer. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, results of operations, financial condition, and cash flows. Conversely, supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition.

In addition, our internal pricing forecasts may not be accurate in either such market environment, which could cause our results of operations to be different than forecasted. Uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue, earnings, and cash flow. Finally, the imposition by the United States of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The reduction, modification, or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and or other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2020 with California’s adoption of building standards requiring the installation of solar systems on new homes, and as are currently proposed by certain jurisdictions with respect to net energy metering programs), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state, and local government laws, regulations, and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations, and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our solar products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local, and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers, and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

As our sales to residential customers have grown, including through dealers and directly to consumers, and with the launch of SunPower Financial, we have increasingly become subject to substantial financial services and consumer protection laws and regulations. Any failure to comply with laws and regulations relating to interactions by us or third parties (such as our dealers and sub-servicers) with consumers or with licensing requirements applicable to our business could result in negative publicity, claims, investigations and litigation, and may adversely affect our financial performance.

As we continue to seek to expand our retail customer base, expand our direct sales channel, and increase our focus on residential customers, our activities with customers, especially our financing activities with our residential customers, are subject to numerous federal, state, and local laws, including consumer protection laws. For example, in December 2021, we announced the launch of SunPower Financial, our new in-house financial products business. If we are unable to successfully operate this business, we may not realize its anticipated benefits. This initiative requires that our subsidiary maintain certain non-bank financial services licenses in a number of jurisdictions. While we believe we have obtained all necessary licenses, the application of some consumer finance licensing laws to our financial products offerings is unclear. If we are is found to be in violation of applicable licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of Sour business in certain areas), criminal penalties and other penalties or consequences, including indemnification obligations to its capital providers, and financing originated through SunPower Financial could be rendered void or unenforceable, in whole or in part, any of which could have a material adverse effect on SunPower’s business, financial condition and results of operations.

Federal, state, and local laws and regulations impose other requirements and limitations related to financial services and other consumer activities, including with respect to terms of credit, disclosures, truth-in-lending, equal credit opportunity, fair credit reporting, consumer leasing, telephone and digital marketing, privacy and cybersecurity, home improvement contracts. These laws and regulations are implemented and enforced by a number of federal, state and local governmental entities. For example, the federal Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority with respect to a wide range of consumer financial protection laws that regulate consumer finance businesses, such as our solar financing business. Compliance with these regulatory requirements may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies providing such financial services.

Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including fines. In addition, our affiliations with third-party dealers and sub-servicers for our financial products may subject us to alleged liability in connection with actual or alleged violations of law by such third-parties, whether or not actually attributable to us, which may expose us to significant damages and penalties, and we may incur substantial expenses in defending against legal actions related to third-parties, whether or not we are ultimately found liable.

With the launch of SunPower Financial, we are increasingly subject to a complex and constantly evolving consumer finance regulatory environment, which is difficult to predict, and which may affect our business and financial performance.

With the launch of SunPower Financial, and the introduction of new financial products, we have become subject to additional state and federal regulatory regimes in connection with financial products and consumer credit transactions. The complex regulatory environment of the consumer credit industry is subject to constant change and modification. Some of these laws and regulations have been enacted only recently and ambiguities may create uncertainty, which may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations. The laws to which we and SunPower Financial may be subject, directly or indirectly, include, among others:

•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination and unfair, deceptive or abusive business acts or practices;

•the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”), in connection with any consumer financial product or service;

•the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;

•the Fair Credit Reporting Act (the “FCRA”), and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•the Fair Debt Collection Practices Act, and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;

•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•the California Consumer Privacy Act, which includes limitations on the disclosure of consumer personal information by financial institutions to nonaffiliated third parties, requires financial institutions to limit the use and further disclosure of personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal consumer information, and other privacy laws and regulations;

•the Gramm Leach Bliley Act, and its implementing Regulation P, which requires financial institutions to disclose certain information to consumers about the privacy and use of their data and which imposes certain data security requirements on financial institutions;

•the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations, and prohibits certain creditor self-help remedies, including repossession, so that the military member can devote his or her full attention to military duties;

•the Military Lending Act, enacted in 2006 and implemented by the Department of Defense, which imposes a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their dependents;

•the Electronic Fund Transfer Act, and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts; and

•the Bank Secrecy Act, which relates to compliance with anti-money laundering, due diligence and record-keeping policies and procedures.

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, and hired compliance personnel dedicated to SunPower Financial to oversee them, there can be no assurance that these policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, indemnification obligations to our capital providers, repurchase obligations and reputational damage, any of which may harm our business, results of operations, cash flows and financial condition.

The current regulatory environment, increased regulatory compliance requirements and enhanced regulatory enforcement could result in significant operational and compliance costs and may prevent us from offering certain products and services in the future. In addition, from time to time, through our operational and compliance controls, we may identify compliance issues that require us to make operational changes and, depending on the nature of the issue and contractual obligations to our various capital providers, result in financial remediation to impacted capital providers or consumers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of capital providers, contractors or consumers impacted, and also could generate litigation or regulatory investigations that subject us to additional risk.

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

Our business could be adversely affected by seasonal trends, poor weather, labor shortages, and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Our sales have historically reflected these seasonal trends, with the largest percentage of our total revenues realized during the second half of each fiscal year. There are various reasons for this seasonality, mostly related to economic incentives, such as changes to the amount and timing of ITC, and weather patterns. For example, in the United States, many customers make purchasing decisions towards the end of the year in order to take advantage of tax credits. In addition, sales in the new home development market are often tied to construction market demands, which tend to follow national trends in construction, including declining sales during cold and/or rainy weather months.

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

•indemnification for site damage or environmental impacts that we may be required to provide for certain projects in some cases with very high or no caps or limitations of liability; and

•indemnification against losses customers may suffer as a result of reductions in benefits received under ITC and of the Treasury grant programs under Section 1603 of the American Recovery and Reinvestment Act.

Such financing arrangements and customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition, and in certain situations these factors may require us to defer revenue or profit recognition until projects are completed or until contingencies are resolved, which could adversely affect our revenues and profits in a particular period. In addition, we may experience significant losses as the result of such responsibilities and indemnification obligations, which may adversely impact our business, cash flows, and financial condition.

Risks Related to Our Liquidity

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment, cost inflation, and/or the market pressure driving down the average selling prices of our solar power products, among other factors.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we may need to make significant capital investments in product and process technology as well as enhancing our digital capabilities. In addition, we invest a significant amount of capital to develop solar power systems for sale to customers. Developing and constructing solar power projects requires significant time and substantial initial investment. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See also under this section, “Risks Related to Our Operations-Project development or construction activities may not be successful and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments” and “Risks Related to Our Sales Channels-Revenues from a limited number of customers and large projects are expected to continue to comprise a significant portion of our total revenues and any decrease in revenues from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a material adverse effect on our business, results of operations and financial condition,” and “Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

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

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, with our current cash and cash equivalents, cash generated from operations, and funds available from our construction financing providers. We may be unable to find adequate credit support on acceptable terms, or at all, in which case our ability to obtain adequate amounts of debt financing may be harmed. The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity investments or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, or at all, and lenders may be unwilling to lend funds on acceptable terms, or at all. The sale of additional equity investments or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we may need to sell additional equity investments or debt securities, or obtain other debt financings. If adequate funds from these or other sources are not available on acceptable terms or at all, our ability to fund our operations including making digital investments, develop and construct solar power projects, develop and expand our distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

We have a significant amount of debt outstanding and debt service requirements. Our substantial indebtedness and other contractual commitments could adversely affect our business, results of operations, cash flows, and financial condition, as well as our ability to meet our payment obligations under the debentures and our other debt.

As of January 2, 2022, we had approximately $536.7 million of outstanding debt.

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

In the event, expected or unexpected, that any of our joint ventures are consolidated with our financial statements, such consolidation could significantly increase our indebtedness.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, “Risks Related to Our Operations-We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and results of operations”, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows,” and “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies-Liquidity.”

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

We may be unable to respond to changes in business and economic conditions, engage in transactions or make investments that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, our Affiliation Agreement with Total, foreign exchange hedging agreements, and equity derivative agreements contain, and any of our other future similar agreements may contain, restrictions that limit our ability to, among other things:

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

Risks Related to Our Supply Chain

We depend on a limited number of suppliers, including Maxeon Solar, for certain critical raw materials, components, and finished products, including our solar cells and modules, microinverters, and storage solutions. Any shortage, interruption or delay, deterioration of our relationships with, or price change from these suppliers could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

We are party to a master supply agreement pursuant to which Maxeon Solar exclusively supplies us with certain products (the “Supply Agreement”), including solar cells and panels, for use in residential and commercial solar applications in the Domestic Territory (as defined in the Supply Agreement). The Supply Agreement extends until December 31, 2023, subject to customary early termination provisions triggered by a breach of the other party (with or without the right to cure depending on the breach) and insolvency events affecting the other party. Under the Supply Agreement, we are required to purchase, and Maxeon Solar is required to supply, specified amounts of certain products during each calendar quarter of the term. For products designated for installation on a residence, the exclusivity provisions will last until December 31, 2022 for certain products, and may be extended to October 13, 2023 for other products upon the satisfaction of certain conditions. The exclusivity provisions do not apply to solar panels installed for the benefit and use of multiple customers, such as community solar projects, off-grid applications, certain portable or mobile small-scale applications (including applications where solar cells are integrated into consumer products), commercial, or power plant, front-of-the-meter applications where the electricity generated is sold to a utility or other reseller. Because Maxeon Solar is currently our sole supplier of such critical products, any delay or failure of Maxeon Solar to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, and any significant deterioration in our relationship with Maxeon Solar, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

In addition, we purchase microinverters, batteries, and other system components from a limited number of suppliers, which means we may be exposed to supply issues, price changes, and quality issues. If we fail to maintain our relationships with these and other suppliers, we may not be able to meet anticipated demand, and we may be impacted by price changes and delays. If one or more of the suppliers we rely on ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our business and financial performance may suffer.

The manufacturing process for our components may have long lead times, and in some cases relies on the continued availability of key raw materials, which could impact our supplies’ ability to meet our demand for these components. To the extent the processes and technologies that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The financial markets could limit our suppliers’ ability to raise capital if required to expand their production satisfy their operating capital requirements or make the necessary investments in new technologies. As a result, they could be unable to supply necessary products, including new products, raw materials, inventory, and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity, and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required time frames.

In addition, our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, work stoppages, epidemics or pandemics, including effects experienced as a result of pandemics, such as COVID-19, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. For example, the U.S. Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China’s Xinjiang Uyghur autonomous region, over allegations of widespread, state-backed forced labor in the region, and on December 23, 2021, the President of the United States signed the Uyghur Forced Labor Prevention Act (“UFLPA”) into law, which creates a rebuttable presumption that all goods manufactured even partially in China’s Xinjiang Uyghur autonomous region are the product of forced labor and therefore not entitled to entry at U.S. ports. The UFLPA also builds on 2020’s Uyghur Human Rights Policy Act by expanding its authorization of sanctions to cover foreign individuals responsible for human rights abuses related to forced labor. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns or any of the supply chain risks articulated above, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, or may cause our key suppliers to seek to re-negotiate terms and pricing with us, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, the requirements of these laws and other legislation that has been introduced, or may be introduced in the future relating to these issues, may cause us to incur substantially higher compliance and due diligence costs in connection with procurement and may result in higher import costs and potentially import bans, any of which could have additional adverse impacts on our business and results of operations.

We utilize construction loans, term loans, sale-leaseback, partnership flip, preferred equity, and other financing structures to fund acquisitions, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt and may be structurally senior to other debt such as our outstanding convertible debentures.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the power plant project or other collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our financial condition. In the event of our bankruptcy, liquidation, or reorganization (or the bankruptcy, liquidation, or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries. As of January 2, 2022 our subsidiaries had no outstanding non-recourse project financing.

Risks Related to Our Operations

If we have quality issues with our solar and related products, such as the third-party connector issue we have recently experienced, our sales, profit, and cash flows could decrease and our relationships with our customers and our reputation may be harmed.

Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, we identified an issue with third-party connectors used in certain of our products, have recorded accounting charges of $26.5 million related to repair costs, and expect to record additional accounting charges of approximately $4.0 million in the first quarter of fiscal 2022. In addition, our solar panels may contain defects that are not detected until after they are shipped or are installed because we and our suppliers cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty, and re-engineering costs, which may not be covered by manufacturer warranties, and could significantly affect our customer relations and business reputation. If we deliver products with errors or defects, or if there is a perception that such products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We announced restructuring plans in February 2018, December 2019, and January 2021 to realign and optimize workforce requirements in light of changes to our business and to broaden our initiatives to control costs and improve cash flow. While the February 2018 plan and December 2019 plans are substantially complete, and we expect the January 2021 plan to be substantially completed by the end of 2022, additional actions may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, we may experience a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods associated with our restructurings. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the restructurings, it could have a material adverse effect on our competitive position, business, results of operations, financial condition, and cash flows. For more information about our restructuring plan, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 8. Restructuring.”

A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations, and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC, which is administered by the IRS. The ITC allows qualified applicants to claim an amount equal to 26% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC. We have also accounted for certain projects and programs in our business using the same assumptions.

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC and the assumptions regarding expected tax benefits, both in timing and amount, are made in accordance with the guidance provided by the IRS. Any changes to the IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor guidance, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of the ITC, could materially and adversely affect our business and financial results. If the IRS disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers and investors for the loss of tax incentives. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects or our residential lease program. Additionally, if the amount or timing of ITCs received varies from what we have projected, our revenues, margins, and cash flows could be adversely affected and we may have to recognize losses, which would have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

Acquisitions of other companies, project development pipelines, and other assets, or investments in or joint ventures with other companies, as well as divestitures and other significant transactions, could materially and adversely affect our results of operations, cash flows, and financial condition, and dilute our stockholders’ equity.

To further our business strategy and maintain our competitive position, we have acquired a number of other companies and entered into joint ventures in past years, including our SunStrong and Solar Sail joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), our acquisition of certain assets of SolarWorld Americas in fiscal 2018, and our acquisition of Blue Raven Solar in fiscal 2021. In the future, we may acquire additional companies, project pipelines, products, or technologies, make strategic investments, and enter into additional joint ventures or other strategic initiatives.

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

Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our financial results. Further, we may not realize some or all of the anticipated strategic, financial, operational, marketing, or other benefits from the acquisitions, joint ventures, or other strategic initiatives. We cannot predict with certainty when the benefits expected from these transactions will occur or the extent to which they will be achieved.

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

Our residential lease program has been, and continues to be, eligible for the ITC. We have relied on, and expect to continue to rely on, financing structures that monetize a substantial portion of those benefits. If we were unable to continue to monetize the tax benefits in our financing structures or such tax benefits were reduced or eliminated, we might be unable to provide financing or pricing that is attractive to our customers. Under current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems that commenced construction after December 31, 2019. With the extension of the ITC passed in January 2021, the current 26% ITC will continue for solar power systems that commence construction before December 31, 2022, before being reduced to 22% for solar power systems that commence construction after December 31, 2022, and permanently reduced to 10% for commercial projects and 0% for residential projects for solar power systems that commence construction after December 31, 2023.

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

If we are unable to complete the development of a solar power project, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the EPC agreement or other agreements relating to the power plant, and we typically will not be able to recover our investment in the project. We invest a significant amount of capital to develop projects initially owned by us or ultimately owned by third parties. If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.

We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, safety, cost overruns, delays, and other contingencies tied to performance bonds and letters of credit, indemnifications, or other required credit and liquidity support guarantees, any of which could have a material adverse effect on our business and financial results.

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

Almost all of our EPC contracts are fixed-price contracts. We attempt to estimate all essential costs at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Thus, if the cost of materials or skilled labor were to rise dramatically, or if financing costs were to increase, our results of operations and cash flows could be adversely affected.

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

A portion of our supply agreements are with manufacturers and equipment vendors located outside of the United States, and, although our business is primarily U.S.-focused, we do have legacy customers and projects as well as assets located outside of the United States.

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

Fluctuations in capitalized costs or the demand for our products may cause impairment of our project assets and other long-lived assets, including goodwill, or cause us to write off equipment or inventory, and each of these events would adversely affect our financial results.

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

•implementing and improving additional and existing administrative, financial and operations systems, procedures and controls, including the need to centralize, update and integrate our global financial internal controls;

•hiring additional employees and expanding our contractor relationships;

•expanding and upgrading our technological capabilities;

•managing numerous relationships with our customers, suppliers, and other third parties;

•maintaining adequate liquidity and financial resources; and

•continuing to increase our revenues from operations.

Maintaining adequate liquidity is dependent upon a variety of factors, including continued earnings from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

Our success depends on the continuing contributions of our key personnel, and the loss of services of any principal member of our management team could adversely affect our operations.

We rely heavily on the services of our key executive officers. We are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation, and the loss of services of any principal member of our management team could adversely affect our operations. The competition for qualified personnel is intense in our industry, and we may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We also cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

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

While we generally pass through the manufacturer warranties we receive from our suppliers, to our customers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels, and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel, or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

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

Like other retailers, distributors, and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells, solar panels, and microinverters are incorporated results in injury, property damage, or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems or any component thereof results, or is alleged to result, in bodily injury, property damage, or other damages. Since our solar power products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation, or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000s and the products we are developing incorporate new technologies and use new installation methods, we cannot predict the extent to which product liability claims may be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources to satisfy a successful claim against us. We rely on our general liability insurance to cover product liability claims. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our results of operations, financial position, and gross margin.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. To ascertain whether we are required to consolidate an entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision-making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities, and results of operations of such joint ventures. The consolidation of our VIEs would significantly increase our indebtedness and could have a material adverse impact on our results of operations, financial position, and gross margin. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

Our affiliation with TotalEnergies SE may require us to join in certain tax filings with TotalEnergies SE in the future. The allocation of tax liabilities between us and TotalEnergies SE, and any future agreements with TotalEnergies SE regarding tax indemnification and certain tax liabilities, may adversely affect our financial position.

We have not joined in tax filings on a consolidated, combined, or unitary basis with TotalEnergies SE, and no tax sharing agreement is currently in place. We may in the future become required to join in certain tax filings with TotalEnergies SE on a consolidated, combined, or unitary basis in certain jurisdictions, at which point we may seek to enter into a tax sharing agreement with TotalEnergies SE, which would allocate the tax liabilities among the parties. The entry into any future agreement with TotalEnergies SE may result in less favorable allocation of certain liabilities than we experienced before becoming subject to consolidated, combined, or unitary filing requirements, and may adversely affect our financial position.

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

We have sold our solar power systems to various U.S. government agencies. In connection with these contracts, we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government contracts, which may impose added costs on our business. We are expected to perform in compliance with a vast array of federal laws and regulations, including, without limitation, the Federal Acquisition Regulation, the Truth in Negotiations Act, the Federal False Claims Act, the Anti-Kickback Act of 1986, the Trade Agreements Act, the Buy American Act, the Procurement Integrity Act, and the Davis Bacon Act. A violation of specific laws and regulations, even if prohibited by our policies, could result in the imposition of fines and penalties, reductions of the value of our contracts, contract modifications or termination, or suspension or debarment from government contracting for a period of time.

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

We are required to comply with all foreign, U.S. federal, state, and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from owners or operators of property where releases of hazardous substances have occurred or are ongoing, even if the owner or operator was not responsible for such release or otherwise at fault. We use, generate, and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other matters, potentially significant monetary damages and fines or liabilities or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations, we may be required to pay substantial fines, suspend production or cease operations, or be subjected to other sanctions.

In addition, U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. We have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict free minerals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Since our supply chain is complex, we have not been able to sufficiently verify, and in the future we may not be able to sufficiently verify, the origins for these conflict minerals used in our products. As a result, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products.

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

To protect our intellectual property rights and to maintain our competitive advantage, we have filed, and may continue to file, suits against parties who we believe infringe or misappropriate our intellectual property. Intellectual property litigation is expensive and time consuming, could divert management’s attention from our business, and could have a material adverse effect on our business, results of operations, cash flows, or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our results.

We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We seek to protect our proprietary manufacturing and design processes, documentation, and other written materials primarily under trade secret and copyright laws. We also typically require employees, consultants, and third parties, such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. The steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our systems may be subject to intrusions, security breaches, or targeted theft of our trade secrets. In addition, our proprietary rights may not be adequately protected because:

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

We may not be able to prevent others from using the term SunPower or similar terms, or other trademarks which we hold, in connection with their solar power products which could adversely affect the market recognition of our name, our revenue, and our brand value.

“SunPower” and the SunPower logo are our registered trademarks in the United States for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We hold registered trademarks for SunPower Equinox, EnergyLink, InvisiMount, The Power of One, SunVault, and many more marks, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

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

Our convertible debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. As of January 2, 2022, we and our subsidiaries had $425.0 million in principal amount of senior convertible debentures. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including for example, our Loan and Security Agreement with Bank of America, N.A., to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. In addition to our unsecured indebtedness described above, as of January 2, 2022, we and our subsidiaries had $536.7 million in principal amount of other indebtedness outstanding, which includes $4.6 million in non-recourse project debt. These liabilities may also include other indebtedness, trade payables, guarantees, lease obligations, and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment. For a discussion of the impact of our liquidity on our ability to meet our payment obligations under our debentures, see also “Risks Related to Our Liquidity-We have a significant amount of debt outstanding and debt service requirements. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition, cash flows, and results of operations, as well as our ability to meet our payment obligations under our debentures and our other debt.”

Total’s majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of January 2, 2022, Total owned approximately 51% of our outstanding common stock, excluding common stock issuable upon conversion of our 4.00% debentures or any unvested restricted stock units.

The Board of Directors of SunPower currently includes six designees from Total, giving Total majority control of our Board of Directors. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in the Company and, as a result, have less influence over the management and policies of the Company than they exercised prior to Total’s tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies (the “Total Group”) from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity-We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment, cost inflation, and/or the market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

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

The issuance of shares of common stock, conversion of our outstanding 4.00% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

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

To the extent we issue common stock upon conversion of our outstanding 4.00% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our debentures.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock awards, restricted stock units, warrants, and upon conversion of our outstanding 4.00% debentures. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our debentures and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

The price of our common stock, and therefore of our outstanding 4.00% debentures, may fluctuate significantly.

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 4.00% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of the debentures. In the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of their stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions and our outstanding 4.00% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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

As of January 2, 2022, we had federal net operating loss carryforwards of $548.1 million for tax purposes, California state net operating loss carryforwards of approximately $841.4 million for tax purposes, credit carryforwards of approximately $72.6 million for federal tax purposes, and California credit carryforwards of $4.7 million for state tax purposes. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress Semiconductor Corporation (“Cypress”) while we were deemed to be a member and subsidiary of the Cypress consolidated group or tax attributes from acquired companies.

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

On June 29, 2020, the California Assembly Bill (“AB 85”) suspended the use of California net operating loss deduction and limited the maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. California Senate Bill (“SB 113”) was enacted on February 9, 2022 and restores the use of net operating losses and business tax credits one year earlier. State legislatures may consider additional limitations on tax attributes in order to raise tax revenues. As a result, our state income tax may increase if more states adopt restrictions on the use of tax attributes.

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

Fluctuations in interest rates could adversely affect our business and financial results.

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our results of operations and cash flow. Our ability to directly finance the purchase of solar power systems using retail installment contracts at attractive pricing may be negatively impacted by rising interest rates. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our financial results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under this section “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease and loan programs and our customers, and is affected by general economic conditions.”

Uncertainty about the continuing availability of LIBOR may adversely affect our business, financial condition, results of operations, and cash flows.

Borrowings under certain of our credit facilities bear interest at a floating rate based on the London Inter-bank Offered Rate (“LIBOR”).

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on the payments we receive under our interest rate forward swap agreements.

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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2021, 2020, and 2019, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

Our insurance for certain indemnity obligations we have to our officers and directors may be inadequate, and potential claims could materially and negatively impact our financial condition, cash flows, and results of operations.

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

We are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which it has commercial relations. We collect and use data that may be subject to these laws and regulations, including personal and financial data concerning customers, employees and business partners, in the ordinary course of our business. In addition, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including CCPA, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with, require significant management time and attention and can delay or impede certain business practices or the development of new products or expansion into new jurisdictions. Furthermore, even if we comply with these laws and regulations in the ordinary course of our business, in the event of a breach of our information technology systems or other unauthorized access to the data we collect, use and store, we may incur significant costs, including negative publicity, resulting from the actions we are required to take in order to comply with applicable notice and other requirements.

A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with federal, state, or international privacy-related or data protection laws and regulations, including CCPA, could result in inquiries, investigations, proceedings, enforcement actions, claims, litigation or other actions by governmental entities or others, including customers or other affected individuals, any or all of which could subject us to fines or damages, which may be significant, demands or requirements that we modify or cease existing business practices, damage to our reputation and brand, loss of customers, employees, suppliers and partners, negative publicity and numerous other potential costs and liabilities. Any of these potential consequences, costs and other liabilities could detrimentally affect our business, results of operations, cash flows, and financial condition.

Breaches of our information technology systems which could lead to disclosure of our internal information and customer data, impairment of our ability to protect our intellectual property, damage to our reputation or relationships with current or prospective dealers and customers, disrupted access to our online services and exposure to government investigations and enforcement actions, litigation and other liabilities, any or all of which could subject us to significant reputational, financial, legal, and operational consequences.

Our business requires us to develop, collect, use and store confidential and proprietary information, intellectual property, commercial banking information, and personal and financial information concerning customers, employees, and business partners, and corporate information concerning internal processes and business functions. Despite our implementation of security measures and controls, we are subject to a wide variety of consistently evolving security threats, including that criminals or other unauthorized actors, which may include nation-state and nation-state-supported actors or organizations, may be able to breach our security measures and gain access to and misappropriate our confidential information or the confidential information of customers and other third parties, disrupt access to our systems or introduce malware, ransomware or other vulnerabilities into our environment.

Where appropriate, we use encryption and authentication technologies to secure the transmission and storage of data. However, the confidentiality, integrity or availability of our confidential data, or operational access to our network, systems or applications may be compromised as a result of security breaches (either of our systems and of the systems of third parties on which we rely), employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to our systems and confidential information. Likewise, while we devote resources to network security, data encryption, and other security measures to protect our systems and data, these measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, and/or target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques, implement adequate preventative measures, or promptly identify, contain, and remediate intrusions. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other forms of deceiving our team members, contractors, and temporary staff. We have experienced attacks and breaches of our systems in the past, and in February 2022, we discovered unauthorized access to certain of our systems. Together with an outside cybersecurity firm, we are conducting an investigation into the circumstances of the activity discovered in February 2022 to determine its nature, scope, duration, and impacts. While our investigation is ongoing, our analysis to date shows no indication that data has been taken, and to our knowledge, no customer or financial data have been impacted. Thus far, we have experienced limited interruptions to our business operations related to our containment and remediation efforts. However, we cannot provide assurances that we will not experience, or that the investigation will not identify evidence of, further unauthorized access, or that our ongoing incident response activities or the cyber attack will not further disrupt our operations.

We expect to continue to experience an increasing number of attacks on our systems, and there can be no assurance that we will not experience additional breaches in the future. If we experience, or are perceived to have experienced, a significant security breach, including as a result of the activity discovered in February 2022, or fail to detect, contain, and remediate a significant security breach, or fail to implement disclosure controls and procedures that provide for timely and accurate disclosure of security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of significant loss, impairment of our ability to protect our intellectual property, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, loss of customers, employees, suppliers, and partners, litigation and possible liability, government investigations and enforcement actions, costs to comply with, and potential penalties for any violations of, applicable laws or regulations, including laws and regulations relating to the collection, use, and security of personally identifiable information and data and consumer protection laws related to our financing activities with residential customers, and other damage to our business, any or all of which could detrimentally affect our business, results of operations, cash flows, and financial condition. Although we maintain insurance that is intended to address certain of these risks, our insurance coverage may not cover or be sufficient to cover all losses or claims that may result from a cyber breach or related incident.

We may also share information with contractors and third-party providers to conduct our business. While we generally review and typically request or require such contractors and third-party providers to implement security measures, such as encryption and authentication technologies to secure the transmission and storage of data, those third-party providers may experience a significant security breach, which may result in the misappropriation of any confidential or personally-identifying information that we have shared with such third parties and a detrimental effect on our business, results of operations, cash flows, and financial condition. See also under this section, “Risks Related to Our Intellectual Property-We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.”

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The tables below present details for each of our principal properties:

Facility	Location	Approximate Square Footage	Ownership	Year When Lease Term Ends
Solar cell and module manufacturing facility[1]	Oregon, U.S.	212,000	Leased	2022
Corporate headquarters	California, U.S.	61,000	Leased	2027
Global support offices	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	46,000	Leased	2024
Global support offices	Texas, U.S.	23,000	Leased	2024
Global support offices	Philippines	129,000	Leased	2026
Global support offices	Utah, U.S.	43,000	Leased	2027
Global support offices	Georgia, U.S.	2,000	Leased	2023
Global support offices	North Carolina, U.S.	2,000	Leased	2023

1 During fiscal year 2021, we discontinued manufacturing in our solar cell manufacturing facility we operate in Oregon, U.S. The facility is being used in connection with our R&D services agreement we signed with an independent third-party in the second quarter of fiscal 2021, and the property is expected to be used for related activities through 2022, concurrent with the end of the R&D services agreement as well as the lease term of the facility. Refer to “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Restructuring” for further details.

Segment[1]	Approximate Square Footage
RLC	197,500
C&I Solutions	81,500
Others	212,000

1 Segments amounts presented above exclude corporate facilities. In addition, a description of our segments, along with other required information, can be found in “Item 8. Financial Statements—Note 17, Segment and Geographical Information”, in the notes to the consolidated financial statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The disclosure under “Item 8. Financial Statements—Note 9. Commitments and Contingencies—Legal Matters” in the notes to the consolidated financial statements in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “SPWR.”

As of February 18, 2022, there were approximately 606 holders of record of our common stock. A substantially greater number of holders are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of our debt agreements place restrictions on our and our subsidiaries’ ability to pay cash dividends. For more information on our common stock and dividend rights, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Common Stock.”

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 4, 2021 through October 31, 2021	59,834	$26.69	—	—
November 1, 2021 through November 28, 2021	20,957	$32.59	—	—
November 29, 2021 through January 2, 2022	8,994	$24.44	—	—
	89,785		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences are discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customer control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales teams within each segment engaged in direct sales to end customers. For more information about our business, please refer to the section titled “Part I. Item 1. Business” in this Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recent Developments

For a discussion on our key transactions and developments during the fiscal year, please refer to the section titled “Part 1. Item 1. Business” in this Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recent Accounting Pronouncements

See Note 1. Organization and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8. of Part II of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Our Annual Report on Form 10-K for the year ended January 3, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 29, 2019, in Item 7. of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of operations in dollars and as a percentage of net revenues were as follows:

	Fiscal Year Ended
	January 2, 2022		January 3, 2021
	in thousands	% of Revenue	in thousands	% of Revenue
Total revenues	$1,323,493	100	$1,124,829	100
Total cost of revenues	1,101,886	83	957,702	85
Gross profit	221,607	17	167,127	15
Research and development	17,070	1	22,381	2
Sales, general, and administrative	232,253	18	164,703	15
Restructuring charges (credits)	4,519	—	2,604	1
(Gain) loss on sale and impairment of residential lease assets	(294)	—	45	—
(Gain) loss on business divestitures	(224)	—	(10,334)	(1)
Income from transition services agreement, net	(4,255)	—	(6,260)	(1)
Operating income (loss)	(27,462)	(2)	(6,012)	(1)
Other (expense) income, net	(5,361)	(1)	660,581	59
(Loss) income from continuing operations before income taxes and equity in losses of unconsolidated investees	(32,823)	(3)	654,569	58
Benefits from (provision for) income taxes	(5,219)	—	(57,549)	(5)
Equity in (losses) earnings of unconsolidated investees	—	—	—	—
Net income (loss) from continuing operations	(38,042)	(3)	597,020	53
Net income (loss) from discontinued operations, net of taxes	—	—	(122,994)	(11)
Net income (loss)	(38,042)	(3)	474,026	42
Net income (loss) from continuing operations attributable to noncontrolling interests	684	—	2,335	—
Net income (loss) from discontinued operations attributable to noncontrolling interests	—	—	(1,313)	—
Net income (loss) attributable to non-controlling interests	684	—	1,022	—
Net income (loss) from continuing operations attributable to stockholders	$(37,358)	(3)	$599,355	53
Net (loss) income from discontinued operations attributable to stockholders	—	—	(124,307)	(11)
Net (loss) income attributable to stockholders	$(37,358)	(3)	$475,048	42

Total Revenues

Our total revenues increased by 18% during fiscal 2021 as compared to fiscal 2020, primarily within the RLC segment, from higher volumes in residential cash and loan channels, primarily as demand increased from the decreasing effects of COVID-19 for a majority of fiscal 2021, as well as consolidation of Blue Raven business beginning in the fourth quarter of fiscal 2021.

One customer in our RLC segment accounted for approximately 15% and 18% of total revenues for the years ended January 2, 2022 and January 3, 2021, respectively.

Revenues - by Segment

A description of our segments, along with other required information, can be found in Note 17, Segment and Geographical Information, in the notes to the consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference. Below, we have further discussed changes in revenues for each segment.

	Fiscal Year
(In thousands, except percentages)	January 2, 2022	% Change	January 3, 2021
Residential, Light Commercial	$1,121,203	32%	$848,073
Commercial and Industrial Solutions	191,465	(25)%	254,811
Other	10,189	(84)%	65,574
Intersegment and GAAP adjustments [1]	636	(101)%	(43,629)
Total revenues	$1,323,493	18%	$1,124,829

1 Represents intersegment eliminations and adjustments to segment revenues to determine consolidated GAAP revenues. Refer to details of reconciling items in Note 17. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Revenues for the segment increased by 32% during fiscal 2021 as compared to fiscal 2020, primarily due to a higher volume in residential cash, loan and new home lease channel, primarily as demand increased from the decreasing effects of COVID-19 for a majority of fiscal 2021, as well as consolidation of Blue Raven business beginning in the fourth quarter of fiscal 2021.

Commercial and Industrial Solutions

Revenues for the segment decreased by 25% during fiscal 2021 as compared to fiscal 2020, primarily due to a decrease in number of development projects sold, as well as lower EPC revenue on ongoing projects under construction.

Other

Revenues for the segment decreased by 84% during fiscal 2021 as compared to fiscal 2020, primarily due to the discontinuation of manufacturing in our Hillsboro, Oregon, facility during fiscal 2021, as well as lower O&M revenue as a result of the sale of a substantial majority of that business in fiscal 2020.

Concentrations:

Our RLC segment, as a percentage of total revenue recognized, was 85% during fiscal 2021 as compared to 75% during fiscal 2020. The relative change in revenue for RLC as a percentage of total revenue recognized reflects the consolidation of the Blue Raven business into our RLC segment beginning in the fourth quarter of fiscal 2021, as well as increased volume across multiple channels. Our C&I Solutions segment, as a percentage of total revenue recognized, was 14% during fiscal 2021, as compared to 23% during fiscal 2020. The relative change in revenue for C&I Solutions as a percentage of total revenue recognized reflects the decrease in the segment revenue due to lower volume from cash and development project sales and lower EPC revenue.

Total Cost of Revenues and Gross Margin

Our total cost of revenues increased by 15% during fiscal 2021 as compared to fiscal 2020, slower than the increase in total revenues primarily as a result of lower dealer fees due to change in product mix, with higher volume through non-installing dealers and SunPower Direct channels, partially offset by one-time quality related charges of $26.5 million for a cracking issue that developed over time in certain factory-installed connectors within third-party equipment, recorded in the fourth quarter of fiscal 2021.

Our total gross margin increased by 2 percentage points during fiscal 2021 as compared to fiscal 2020, due to a strong contribution from the RLC segment, partially offset by loss in the C&I Solutions segment.

Changes by segments are discussed below in detail.

Total Cost of Revenues and Gross Margin - by Segment

	Fiscal Year
(In thousands, except percentages)	January 2, 2022	% Change	January 3, 2021
Cost of Revenues
Residential, Light Commercial	$885,758	28%	$691,990
Commercial and Industrial Solutions	197,598	(13)%	226,145
Other	6,770	(92)%	89,780
Intersegment and GAAP adjustments [1]	11,760	(123)%	(50,213)
Total cost of revenues	$1,101,886	15%	$957,702

Gross Margin
Residential, Light Commercial	21%	3%	18%
Commercial and Industrial Solutions	(3)%	(14)%	11%
Other	34%	71%	(37)%
Intersegment and GAAP adjustments [1]	(1,749)%	(1,734)%	(15)%
Total gross margin percentage	17%	2%	15%

1 Represents intersegment eliminations and adjustments to segment revenue to determine consolidated GAAP revenue. Refer to details of reconciling items in Note 17. Segment and Geographical Information of the consolidated financial statements.

Residential, Light Commercial

Gross margin for the segment increased by 3 percentage points during fiscal 2021 as compared to fiscal 2020, primarily due to a change in product mix towards more sales using non-installing dealers and SunPower Direct, and resulting lower costs on dealer fees, as well as as higher volume of residential cash, loan, and new home lease channels as compared to fiscal 2020, and consolidation of the Blue Raven business beginning in the fourth quarter of fiscal 2021 in the RLC segment, partially offset by a one-time quality related charge of $19.8 million for cracking issue in certain factory-installed connectors within third-party equipment supplied to SunPower, recorded in the fourth quarter of fiscal 2021.

Commercial and Industrial Solutions

Gross margin for the segment decreased by 14 percentage points during fiscal 2021 as compared to fiscal 2020, primarily due to a decrease in volume from the sale of development projects and EPC revenue, as well as, a one-time quality related charge of $6.7 million for cracking issue in certain factory-installed connectors within third-party equipment supplied to SunPower.

Other

Gross margin for the segment increased by 71 percentage points during fiscal 2021 as compared to fiscal 2020, primarily due to the discontinuation of manufacturing in our Hillsboro, Oregon, facility during fiscal 2021, which generated losses.

Research and Development

	Fiscal Year
(In thousands, except percentages)	2021	2020
R&D	$17,070	$22,381
As a percentage of revenues	1%	2%

R&D expense decreased by $5.3 million during the fiscal 2021 as compared to fiscal 2020, primarily due to higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 during fiscal 2020, as well as a one-time credit received from the Department of Energy for qualified expenses during fiscal 2021.

Sales, General, and Administrative (“SG&A”)

	Fiscal Year
(In thousands, except percentages)	2021	2020
SG&A	$232,253	$164,703
As a percentage of revenues	18%	15%

SG&A expenses increased by $67.6 million during fiscal 2021 as compared to fiscal 2020, primarily due to the consolidation of Blue Raven upon its acquisition in the fourth quarter of fiscal 2021, as well as higher non-recurring transaction costs and amortization of acquired intangible assets in 2021, increased labor costs from incremental hires, and accelerated vesting of restricted stock units held by our former chief executive officer. The total increase in SG&A was partially offset by proceeds associated with the settlement of litigation during the fourth quarter of fiscal 2021.

Restructuring charges

	Fiscal Year
(In thousands, except percentages)	2021	2020
Restructuring charges (credits)	$4,519	$2,604
As a percentage of revenues	—%	—%

Restructuring charges increased by $1.9 million during fiscal 2021 as compared to fiscal 2020, primarily due to charges incurred during fiscal 2021 related to the January 2021 restructuring plan adopted in connection with the closure of our Hillsboro, Oregon, manufacturing facility, whereas a substantial portion of the 2019 and legacy restructuring plan charges had already been incurred prior to fiscal 2020.

(Gain) loss on sale and impairment of residential lease assets

	Fiscal Year
(In thousands, except percentages)	2021	2020
(Gain) loss on sale and impairment of residential lease assets	$(294)	$45
As a percentage of revenues	—%	—%

(Gain) loss on sale and impairment of residential lease assets increased by $0.3 million in fiscal 2021 as compared to fiscal 2020, primarily due to remeasurement of impairment for certain on-balance sheet residential leases based on the expected fair market value during fiscal 2021, as compared to fiscal 2020 where we recorded an immaterial impairment on remaining residential lease assets since a substantial majority of such assets were sold in prior years.

(Gain) loss on business divestitures, net

	Fiscal Year
(In thousands, except percentages)	2021	2020
(Gain) loss on business divestitures, net	$(224)	$(10,334)
As a percentage of revenues	—%	(1)%

(Gain) loss on business divestitures, net decreased by $10.1 million during fiscal 2021 as compared to fiscal 2020, primarily due to the aggregate net gain on the sale of our commercial projects and residential leases of $0.2 million, compared to the gain on sale of $10.3 million of our O&M business during fiscal 2020.

Income from transition services agreement, net

	Fiscal Year
(In thousands, except percentages)	2021	2020
Income from transition services agreement, net	$(4,255)	$(6,260)
As a percentage of revenues	—%	(1)%

In connection with the Spin-Off, we and Maxeon Solar entered into a transition services agreement under which we are providing certain labor and non-labor services to Maxeon Solar and received limited services with respect to certain shared processes following the Spin-Off. The term of the transition services agreement was 12 months, extendable for up to an additional 180 days, and the services are billed at cost plus a standard mark-up. While most services under the agreement have ended, we extended the term of certain services mainly relating to the transition of technology and software applications currently shared by the two companies. Income from the transition services agreement, net was lower by $2.0 million in fiscal 2021 compared to fiscal 2020, primarily due to the completion and termination of certain services during fiscal 2021, in accordance with the underlying agreement with Maxeon Solar.

Other Income (Expense), Net

	Fiscal Year
(In thousands, except percentages)	2021	2020
Interest income	$288	$754
Interest expense	(29,079)	(33,153)
Other income (expense):
Other, net	23,430	692,980
Other income (expense), net	$(5,361)	$660,581
As a percentage of revenues	(1)%	59%

Interest expense decreased by $4.1 million during fiscal 2021 as compared to fiscal 2020, primarily due to the repayment of our convertible debentures in the second quarter of fiscal 2021, as well as higher interest expense on our other outstanding debt arrangements in fiscal 2020.

Other income decreased by $669.6 million during fiscal 2021 as compared to fiscal 2020, primarily due to a $21.7 million gain on an equity investment with readily determinable fair value during fiscal 2021, as compared to a gain of $692.1 million during fiscal 2020.

Income Taxes

	Fiscal Year
(In thousands, except percentages)	2021	2020
Benefits from (provision for) income taxes	$(5,219)	$(57,549)
As a percentage of revenues	—%	(5)%

For fiscal 2021, our income tax provision of $5.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $32.8 million was primarily due to deferred tax liability related to mark-to-market unrealized gain on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability.

For fiscal 2020, our income tax provision of $57.5 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $654.6 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments.

We do not have any income or loss for discontinued operations for the fiscal year ended January 2, 2022. In the year ended January 3, 2021, our income tax benefit of $3.2 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $125.6 million was primarily due to allocation of the state tax benefit related to discontinued operations, offset by foreign taxes in foreign jurisdictions that were profitable.

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

As of the end of fiscal 2021, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Net Loss (Income) Attributable to Noncontrolling Interests

	Fiscal Year
(In thousands, except percentages)	2021	2020
Net loss (income) attributable to noncontrolling interests	$684	$2,335

In September 2019, we entered the Solar Sail LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”) joint ventures with Hannon Armstrong, to finance the purchase of 200 megawatts of panel inventory in accordance with IRS safe harbor guidance to preserve the 30% federal ITC for third-party owned commercial and residential systems. We determined that we hold controlling interests in Solar Sail and Solar Sail Commercial, and therefore we have fully consolidated these entities. We apply the hypothetical liquidation at book value (“HLBV”) method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

The net (income) loss attributable to noncontrolling interests decreased by $1.7 million during fiscal 2021 as compared to fiscal 2020, primarily due to a higher allocation of net loss including tax credits and accelerated tax depreciation benefits, using the HLBV method, to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations (See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies”).

Revenue Recognition

We recognize revenue from contracts with customers when we have completed our performance obligations under an identified contract. The revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the goods and services transferred.

Solar Power System and Component Sales

A majority of our revenue is generated by sales of fully functioning rooftop solar power systems to residential and commercial customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. All costs to obtain and fulfill contracts associated with system sales are expensed as a cost of revenue when we have fulfilled our performance obligations. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site.

Revenue is generally recognized at transaction price, net of dealer fees, or other consideration paid to the customers. Also, our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We apply for and receive state, local, and utility rebates and Solar Renewable Energy Credits (“SRECs”) in certain jurisdictions for power generated by solar energy systems we have sold to customers. We retain control of the rights to future SRECs and sells the SRECs generated from qualifying solar power systems to a public utility. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the public utility and corresponding collection of cash.

Development and Engineering, Procurement, and Construction (“EPC”) Services

The Company enters into contracts with large commercial customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations, mostly commonly, development asset sales and EPC services. The Company determines whether each product or service is distinct in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations using standalone selling price for respective performance obligation. In a typical arrangement for sale of development assets and EPC services, development asset sale revenue is recognized at a point-in-time at its standalone selling price when the sale is completed and the asset is transferred to the buyer, while EPC revenue is recognized over time using percentage-of-completion method as the construction is completed.

Commercial EPC projects are usually completed within three to twelve months from commencement of construction. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Residential Leasing

We offer solar services, in partnership with third-party financial institutions, which allows our residential customers to obtain continuous access to SunPower solar power systems under contracts for terms of up to 20 years. Residential leasing revenue is primarily comprised of revenue from such contracts wherein we provide continuous access to an operating solar system to third parties. Our residential leasing revenue reported on the consolidated statement of operations relates to lease agreements not contributed into the SunStrong joint venture (“Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 10. Equity Investments”), and is a relatively small portion of the Company’s overall revenue. Subsequent to the SunStrong structure, all new lease agreements are sold to SunStrong joint venture in exchange for construction services provided by us. Our performance obligation under the agreement with SunStrong is to provide completed solar power system, for which, revenue is recognized at a point-in-time when a fully functioning solar power system is delivered to SunStrong, and required permission to operate from the authority with jurisdiction is obtained. Such revenue is reported as revenue from sale of solar power system.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, and contingent consideration, at fair value. The initial recording of goodwill, other identifiable intangible assets, and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 5. Business Combination and Divestitures” and “Note 6. Goodwill and Other Intangible Assets.”

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

Accounting for Income Taxes

As of the end of fiscal year 2021, and as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We record a valuation allowance to reduce our U.S. and Mexico deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 2, 2022, we believe there is insufficient evidence to realize additional U.S. and Mexico deferred tax assets beyond the state net operating losses that can be benefited through a carryback election; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

The calculation of tax expense and liabilities involves dealing with uncertainties in the application of complex tax regulations, including in the tax valuation of projects sold to tax equity partnerships and other third parties. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as “Provision for income taxes” in our Consolidated Statements of Operations and are not considered material. In addition, foreign exchange gains (losses) may result from estimated tax liabilities which are expected to be realized in currencies other than the U.S. dollar.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended January 3, 2021 includes a discussion and analysis of our cash flows for the year ended December 29, 2019, in Item 7. of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flows

A summary of the sources and uses of cash, cash equivalents, and restricted cash is as follows:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Net cash used in operating activities	$(44,476)	$(187,391)
Net cash provided by investing activities	$54,294	$129,190
Net cash used in by financing activities	$(108,009)	$(153,852)

Operating Activities

Net cash used in operating activities for the year ended January 2, 2022 of $44.5 million consisted of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The $142.9 million decrease in cash used in operations for fiscal 2021 compared to fiscal 2020 was primarily due to a lower net loss in fiscal 2021 compared to fiscal 2020, after excluding non-cash items, most significantly, the Enphase mark-to-market adjustment as well as depreciation and amortization. Also, we saw a lower net cash outflow from changes in operating assets and liabilities in fiscal 2021 compared to fiscal 2020, primarily due to lower payments for accounts payable and other accrued liabilities, and net cash inflow from change in contract assets and contract liabilities, partially offset by lower collection from accounts receivable.

Investing Activities

Net cash provided by investing activities for fiscal 2021 of $54.3 million primarily consisted of proceeds from the sale of equity investments and business divestitures, partially offset by cash paid for the acquisition of Blue Raven and purchases of property, plant, and equipment.

The $74.9 million decrease in net cash provided by investing activities for fiscal 2021 compared to fiscal 2020 was primarily due to lower cash proceeds from sale of equity investment and business divestitures, as well as cash outflow on the acquisition of Blue Raven in fiscal 2021.

Financing Activities

Net cash used in financing activities for fiscal 2021 of $108.0 million primarily consisted of cash paid for repurchase of convertible debt, net repayment of bank loans and other debt, including non-recourse residential and commercial financing debt, as well as cash paid for purchase of stock for tax withholding obligations on vested restricted stock.

The $45.8 million decrease in net cash used in financing activities in fiscal 2021 compared to fiscal 2020 primarily resulted from lower cash outflow on repurchase of convertible debt, partially offset by higher net repayment of bank loans and other debt, as well lower cash inflow in fiscal 2021 due to one-time proceeds from Maxeon Solar green convertible debt in fiscal 2020 that did not recur in fiscal 2021.

Debt and Credit Sources

For information about the terms of debt instruments and changes thereof in the period, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 11. Debt and Credit Sources”.

Liquidity

As of January 2, 2022, we had unrestricted cash and cash equivalents of $127.1 million compared to $232.8 million as of January 3, 2021. These cash balances were held primarily in the U.S.; however, we had approximately $2.2 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

While we intend to move towards a less capital-intensive business model in the near-term, with the planned sale of our C&I Solutions business, we will continue to need capital in order to grow our business, including investment in customer acquisition costs, product and digital investments, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, including restructuring or refinancing the 2023 convertible debt, as well as potential debt and equity financing.

Overall, we maintain working capital and debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, our cost of capital, and targeted capital structure. We may also make debt purchases and/or exchanges for debt or equity from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions.

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock anytime prior to their maturity, instead of cash repayment. In order for us to fulfil our obligation to repay the 4.00% debentures due 2023, we will use proceeds of sale of shares of Enphase Energy, Inc (“Enphase”) common stock, cash generated from operations, and pending sale of the C&I Solutions business to TotalEnergies Renewables as announced on February 10, 2022. The C&I Solutions sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale. We currently expect the sale to be completed before the end of the second quarter of fiscal 2022. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets; as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of January 2, 2022:

		Payments Due by Fiscal Period
(In thousands)	Total	2022	2023-2024	2025-2026	Beyond 2026
Convertible debt, including interest[1]	$442,717	$17,018	$425,699	$—	$—
Other debt, including interest[2]	116,254	115,802	172	172	108
Operating lease commitments[3]	64,396	15,765	24,216	11,598	12,817
Non-cancellable purchase orders[4]	73,489	73,489	—	—	—
Supply agreement commitments[5]	169,049	128,109	34,858	1,553	4,529
Total	$865,905	$350,183	$484,945	$13,323	$17,454

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our senior convertible debentures due January 15, 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert.

2 Other debt, including interest, primarily relates to our non-recourse financing and other debt arrangements as described in Note 11. Debt and Credit Sources.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of January 2, 2022 and January 3, 2021, total liabilities associated with uncertain tax positions were $14.7 million and $12.6 million, respectively, and are included within “Other long-term liabilities” in our consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, advances to suppliers. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

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

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements under potential future borrowings. In addition, lower interest rates would not have an adverse impact on our interest income. Due to the relatively short-term nature of our investment portfolio, the fair value of our portfolio is relatively insensitive to interest rate changes and we do not believe that an immediate 10% decrease in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Public and Non-Public Companies

As of January 2, 2022 and January 3, 2021, we did not have material minority investments in joint ventures or other public and non-public companies that are accounted for using the measurement alternative method.

For our shares of Enphase common stock (NASDAQ: ENPH), for fiscal 2021 and 2020, we recorded a gain of $21.0 million and a gain of $690.8 million, respectively, within “other, net” in our consolidated statement of operations. During the year ended January 2, 2022, we sold one million shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. During the year ended January 3, 2021, we sold three million shares of Enphase common stock in open market transactions for cash proceeds of $250.6 million. As of January 2, 2022, we retained 2.5 million shares of Enphase common stock.

Interest Rate Risk and Market Price Risk Involving Debt

As of January 2, 2022, we had outstanding convertible debentures with an aggregate face value of $425.0 million, consisting of our 4.00% debentures due in 2023, which bear a fixed rate of interest. The fair market value of our debentures is subject to interest rate risk, market price risk, and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock’s market price falls, based on each debenture’s respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. A hypothetical 10% increase or decrease in our stock price would have an immaterial impact on the fair market value of these debentures. There is no other material impact of such change on our consolidated financial statements.

We also have interest rate risk relating to our other outstanding debt, besides debentures, which bear either fixed rates of interest or LIBOR plus an applicable margin as per the loan (Refer to Note 11. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease in market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Warranty reserves
Description of the Matter	As discussed in Notes 1 and 9 to the consolidated financial statements, the Company provides a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for SunPower-manufactured microinverters. The Company also warrants its installed systems for defective materials and workmanship for periods ranging up to 25 years as well as provides a separate system output performance warranty to customers that have subscribed to the Company’s post-installation monitoring and maintenance services. The Company’s warranty reserves, which totaled $90.1 million as of January 2, 2022, are generally computed using a statistical model that incorporates assumptions based on management’s best estimate of expected costs that could result from these warranties. This estimate considers a variety of factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and industry data for similar products.

Auditing the Company’s warranty accrual involved a high degree of subjectivity due to significant measurement uncertainty associated with the estimate given the relatively short period of available historical data in relation to the future warranty period, and the sensitivity of the Company’s estimation of required reserves to changes in significant assumptions, including management’s projection of future failure rates and expected product repair or replacement costs.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the warranty reserve process. This included controls over the development and review of the significant assumptions and data underlying the warranty reserve computation.

Our audit procedures included, among others, evaluating the significant assumptions used by the Company in estimating warranty reserve. For example, we assessed the historical accuracy of management’s estimates, obtained support to evaluate repair or replacement cost estimates and failure rate assumptions, and performed sensitivity analyses to evaluate the effect of potential changes in assumptions that were most significant to the estimate. We also involved specialists to assist in the evaluation of the methodology applied, including the recalculation of management’s assumptions, within the Company’s statistical model.

Business Combinations
Description of the Matter	As described in Note 1 and 5 to the consolidated financial statements, during the year ended January 2, 2022, the Company completed the acquisition of Blue Raven Solar Holdings, LLC (“Blue Raven”) for net consideration of $143.4 million. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations.

Auditing the Company’s accounting for its acquisition of Blue Raven was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the identified intangible assets of $22.9 million, which principally consisted of the acquired trade name. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to value the intangible assets included, among others, revenue growth rates and royalty rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the Blue Raven acquisition. For example, we tested controls over the valuation of intangible assets, including management’s review of the significant assumptions, such as the revenue growth rates and royalty rates, used in the valuation models.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used in the fair value calculations, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Additionally, we performed sensitivity analyses of the identified significant assumptions and compared them, as applicable, to current industry and market trends as well as historical performance of the acquired business, among other procedures. For example, we compared the revenue growth rates to third-party industry projections and to the historical performance of the acquired business and the royalty rate to relevant comparable licensing agreements. We also involved our valuation specialists to assist with evaluating the methodology and significant assumptions, such as the royalty rates, used by management to determine the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Jose, California
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Blue Raven Solar Holdings, LLC, which is included in the January 2, 2022 consolidated financial statements of the Company and constituted 11% and 34% of total and net assets, respectively, as of January 2, 2022 and 3% and 31% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Blue Raven Solar Holdings, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
February 25, 2022

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	January 2, 2022	January 3, 2021
Assets
Current assets:
Cash and cash equivalents	$127,130	$232,765
Restricted cash and cash equivalents, current portion[2]	4,157	5,518
Short-term investments	365,880	—
Accounts receivable, net[1]	126,789	108,864
Contract assets[1]	81,667	114,506
Inventories	242,993	210,582
Advances to suppliers, current portion	3,276	2,814
Project assets - plants and land, current portion	8,105	21,015
Prepaid expenses and other current assets[1]	113,469	94,251
Total current assets	1,073,466	790,315

Restricted cash and cash equivalents, net of current portion[2]	17,326	8,521
Property, plant and equipment, net	35,294	46,766
Operating lease right-of-use assets	59,226	54,070
Solar power systems leased, net	45,502	50,401
Goodwill	126,338	—
Other intangible assets, net	24,879	697
Other long-term assets[1]	172,775	695,712
Total assets	$1,554,806	$1,646,482

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$177,055	$166,066
Accrued liabilities[1]	118,875	121,915
Operating lease liabilities, current portion	12,153	9,736
Contract liabilities, current portion[1]	88,844	72,424
Short-term debt	112,669	97,059
Convertible debt, current portion[1]	—	62,531
Total current liabilities	509,596	529,731

Long-term debt	380	56,447
Convertible debt, net of current portion[1]	423,677	422,443
Operating lease liabilities, net of current portion	38,766	43,608
Contract liabilities, net of current portion[1]	27,801	30,170
Other long-term liabilities[1]	164,562	157,597
Total liabilities	1,164,782	1,239,996
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of January 2, 2022 and January 3, 2021	—	—
Common stock, $0.001 par value; 367,500 shares authorized; 186,452 shares issued and 173,052 shares outstanding as of January 2, 2022; 183,442 shares issued and 170,428 shares outstanding as of January 3, 2021	173	170
Additional paid-in capital	2,714,500	2,685,920
Accumulated deficit	(2,122,212)	(2,085,246)
Accumulated other comprehensive income (loss)	11,168	8,799
Treasury stock, at cost: 13,401 shares of common stock as of January 2, 2022; 13,014 shares of common stock as of January 3, 2021	(215,240)	(205,476)
Total stockholders' equity	388,389	404,167
Noncontrolling interests in subsidiaries	1,635	2,319
Total equity	390,024	406,486
Total liabilities and equity	$1,554,806	$1,646,482

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “contract assets,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “contract liabilities, current portion,” “convertible debt, current portion,” “convertible debt, net of current portion,” “contract liabilities, current portion,” and “other long-term liabilities” financial statement line items on our consolidated balance sheets (see Note 2, Note 9, Note 10, Note 11, and Note 12).

2 Amounts included in the “Restricted cash and cash equivalents, current portion” and “Restricted cash and cash equivalents, net of current portion” financial statement line items on our consolidated balance sheets include cash balances set aside for various financial obligations including loans, distributions, letter of credit facilities, and other projects’ related cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Revenues:
Solar power systems, components, and other[1]	$1,302,034	$1,103,823	$1,063,150
Leasing revenue	21,459	21,006	29,076
Total revenues	1,323,493	1,124,829	1,092,226
Cost of revenues:
Solar power systems, components, and other[1]	1,089,831	946,164	913,299
Leasing revenue	12,055	11,538	15,449
Total cost of revenues	1,101,886	957,702	928,748
Gross profit	221,607	167,127	163,478
Operating expenses:
Research and development[1]	17,070	22,381	34,217
Sales, general, and administrative	232,253	164,703	172,109
Restructuring charges (credits)	4,519	2,604	14,627
(Gain) loss on sale and impairment of residential lease assets	(294)	45	25,352
(Gain) loss on business divestitures, net	(224)	(10,334)	(143,400)
Income from transition services agreement, net[1]	(4,255)	(6,260)	—
Total operating expenses	249,069	173,139	102,905
Operating income (loss)	(27,462)	(6,012)	60,573
Other income (expense), net:
Interest income	288	754	2,313
Interest expense[1]	(29,079)	(33,153)	(48,962)
Other, net	23,430	692,980	177,084
Other income (expense), net	(5,361)	660,581	130,435
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(32,823)	654,569	191,008
(Provision for) benefits from income taxes	(5,219)	(57,549)	(16,509)
Equity in losses of unconsolidated investees	—	—	(1,716)
Net (loss) income from continuing operations	(38,042)	597,020	172,783
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	—	(125,599)	(165,040)
Benefits from (provision for) income taxes	—	3,191	(10,122)
Equity in earnings (losses) of unconsolidated investees	—	(586)	(5,342)
Net (loss) income from discontinued operations, net of taxes	—	(122,994)	(180,504)
Net (loss) income	(38,042)	474,026	(7,721)
Net (income) loss from continuing operations attributable to noncontrolling interests	684	2,335	34,037
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	(1,313)	(4,157)
Net (income) loss attributable to noncontrolling interests	684	1,022	29,880
Net (loss) income from continuing operations attributable to stockholders	(37,358)	599,355	206,820
Net (loss) income from discontinued operations attributable to stockholders	—	(124,307)	(184,661)
Net (loss) income attributable to stockholders	$(37,358)	$475,048	$22,159

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$(0.22)	$3.53	$1.43
Discontinued operations	$—	$(0.73)	$(1.28)
Net income (loss) per share - basic	$(0.22)	$2.80	$0.15

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$(0.22)	$3.11	$1.31
Discontinued operations	$—	$(0.63)	$(1.09)
Net income (loss) per share - diluted	$(0.22)	$2.48	$0.22

Weighted-average shares:
Basic	172,436	169,801	144,796
Diluted	172,436	197,242	169,650
1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “revenues: solar power systems, components, and other,” “cost of revenues: solar power systems, components, and other,” “operating expenses: research and development,” “operating expenses: income transition services agreement, net,” and “other income (expense), net: interest expense,” financial statement line items in our consolidated statements of operations (see Note 2, Note 10, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net income (loss)	$(38,042)	$474,026	$(7,721)
Components of other comprehensive income (loss):
Translation adjustment	(15)	2,783	(1,128)
Net change in derivatives	570	(741)	(1,094)
Net gain (loss) on long-term pension liability adjustment	1,798	(1,123)	(3,090)
Benefit from (provision for) income taxes	16	(15)	(50)
Total other comprehensive income (loss)	2,369	904	(5,362)
Total comprehensive (loss) income	(35,673)	474,930	(13,083)
Comprehensive income (loss) attributable to noncontrolling interests	684	1,022	29,880
Comprehensive income (loss) attributable to stockholders	$(34,989)	$475,952	$16,797

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 30, 2018	141,178	$141	$2,463,370	$(187,069)	$(4,150)	$(2,480,988)	$(208,696)	$58,810	$(149,886)
Net income (loss)	—	—	—	—	—	22,159	22,159	(29,880)	(7,721)
Cumulative effect upon adoption of ASC 842	—	—	—	—	—	9,150	9,150	—	9,150
Other comprehensive loss	—	—	—	—	(5,362)	—	(5,362)	—	(5,362)
Issuance of restricted stock to employees, net of cancellations	2,461	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	27,788	—	—	—	27,788	—	27,788
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,791	35,791
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,552)	(1,552)
Purchases of treasury stock	(818)	(1)	—	(5,564)	—	—	(5,565)	—	(5,565)
Reduction of non-controlling interests, due to sale of interest in residential lease portfolio	—	—	—	—	—	—	—	(51,833)	(51,833)
Issuance of common stock in connection with equity offering, net of underwriter fees and discounts	25,300	25	171,809	—	—	—	171,834	—	171,834
Common stock offering fees	—	—	(1,148)	—	—	—	(1,148)	—	(1,148)
Balances at December 29, 2019	168,121	168	2,661,819	(192,633)	(9,512)	(2,449,679)	10,163	11,336	21,499

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2019	168,121	168	2,661,819	(192,633)	(9,512)	(2,449,679)	10,163	11,336	21,499
Net income (loss)	—	—	—	—	—	475,048	475,048	(1,022)	474,026
Other comprehensive income	—	—	—	—	904	—	904	—	904
Issuance of restricted stock to employees, net of cancellations	3,597	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	24,101	—	—	—	24,101	—	24,101
Purchases of treasury stock	(1,290)	(1)	—	(12,843)	—	—	(12,844)	—	(12,844)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,392)	(1,392)
Contributions to non-controlling interests	—	—	—	—	—	—	—	22	22
Issuance of Maxeon Solar green convertible notes	—	—	52,167	—	—	—	52,167	—	52,167
Impact of Maxeon Solar Spin-Off	—	—	(52,167)	—	17,407	(110,615)	(145,375)	(6,625)	(152,000)
Balances at January 3, 2021	170,428	170	2,685,920	(205,476)	8,799	(2,085,246)	404,167	2,319	406,486
Net income (loss)	—	—	—	—	—	(37,358)	(37,358)	(684)	(38,042)
Other comprehensive income	—	—	—	—	2,369	—	2,369	—	2,369
Issuance of restricted stock to employees, net of cancellations	2,905	3	—	—	—	—	3	—	3
Issuance of common stock to executive[2]	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense[1]	—	—	25,511	—	—	—	25,511	—	25,511
Bond/debentures conversion	4	—	159	—	—	—	159	—	159
Purchases of treasury stock	(387)	—	—	(9,739)	—	—	(9,739)	—	(9,739)
Other adjustments	—	—	(89)	(25)	—	392	278	—	278
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024

1 Stock-based compensation expense includes a recharge to Maxeon Solar of $0.4 million for the fiscal year ended January 2, 2022 under the collaboration agreement (see Note 12. Related-Party Transactions).

2 Refer to Note 12. Related-Party Transactions for details.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Net income (loss)	$(38,042)	$474,026	$(7,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,506	48,304	80,081
Non-cash restructuring charges	—	—	5,874
Stock-based compensation	25,902	24,817	26,935
Non-cash interest expense	5,042	6,562	9,472
Equity in losses (earnings) of unconsolidated investees	—	586	7,058
Loss (gain) on equity investments	(21,712)	(692,100)	(158,288)
(Gain) loss on retirement of convertible debt	—	(2,182)	—
(Gain) loss on sale of assets	—	—	(25,212)
(Gain) loss on sale of investments	(1,162)	—	—
(Gain) loss on business divestitures, net	(224)	(10,334)	(143,400)
(Gain) loss on sale of investments without readily determinable fair value	—	—	(17,275)
Deferred income taxes	5,688	19,241	5,067
Impairment of property, plant, and equipment	—	—	777
(Gain) loss on sale and impairment of residential lease assets	(226)	1,024	33,778
Other, net	(5,670)	534	1,024
Changes in operating assets and liabilities:
Accounts receivable	(18,549)	98,962	(67,218)
Contract assets	34,850	(12,063)	(38,246)
Inventories	(5,325)	(29,808)	(128,404)
Project assets	4,398	(8,187)	(2,188)
Prepaid expenses and other assets	(32,701)	(6,161)	(8,746)
Operating lease right-of-use assets	11,257	10,552	8,530
Long-term financing receivables, net - held for sale	—	—	(473)
Advances to suppliers	(462)	13,482	50,191
Accounts payable and other accrued liabilities	(16,269)	(78,269)	79,394
Contract liabilities	10,229	(35,976)	27,531
Operating lease liabilities	(13,006)	(10,401)	(8,954)
Net cash used in operating activities	(44,476)	(187,391)	(270,413)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,024)	(14,577)	(47,395)
Investments in software development costs	(3,519)	—	—
Proceeds from sale of property, plant, and equipment	900	—	59,970
Cash paid for solar power systems	(635)	(6,528)	(53,284)
Purchases of marketable securities	—	(1,338)	—
Proceeds from maturities of marketable securities	—	6,588	—
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds	—	(131,136)	—
Cash received from sale of investments	1,200	—	—
Proceeds from business divestitures, net of de-consolidated cash	10,516	15,418	40,491
Cash paid for acquisitions, net of cash acquired[2]	(124,200)	—	—
Proceeds from sale of distribution rights of debt refinancing	—	—	1,950
Cash outflow from sale of residential lease portfolio	—	—	(10,923)
Proceeds from sale of equity investment	177,780	253,039	42,957
Proceeds from return of capital from equity investments	2,276	7,724	—
Cash paid for investments in unconsolidated investees	—	—	(12,400)
Net cash provided by investing activities	54,294	129,190	21,366
Cash flows from financing activities:
Proceeds from bank loans and other debt	152,081	216,483	381,928
Repayment of bank loans and other debt	(180,771)	(227,677)	(271,015)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	14,789	72,259
Repayment of non-recourse residential and commercial financing	(9,798)	(9,044)	(2,959)
Contributions from noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	22	35,790
Distributions to noncontrolling interests and redeemable noncontrolling interests attributable to residential projects	—	(1,392)	(316)
Repayment of convertible debt	(62,757)	(334,732)	—
Proceeds from issuance of Maxeon Solar green convertible debt	—	200,000	—
Proceeds from issuance of non-recourse power plant and commercial financing, net of issuance costs	—	—	3,004
Proceeds of common stock equity offering, net of offering costs	—	—	171,834
Payment for prior business combination	—	—	(39,000)
Receipt of contingent asset of a prior business combination	—	2,245	—
Settlement of contingent consideration arrangement of a prior business combination	—	(776)	(1,646)
Issuance of common stock to executive	2,998	—	—
Equity offering costs paid	—	(928)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(9,762)	(12,842)	(5,565)
Net cash (used in) provided by financing activities	(108,009)	(153,852)	344,314
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	200	(373)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,191)	(211,853)	94,894
Cash, cash equivalents, and restricted cash, beginning of period	246,804	458,657	363,763
Cash, cash equivalents, and restricted cash, end of period	$148,613	$246,804	$458,657

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$127,130	$232,765	$422,955
Restricted cash and cash equivalents, current portion	4,157	5,518	26,348
Restricted cash and cash equivalents, net of current portion	17,326	8,521	9,354
Total cash, cash equivalents, and restricted cash	$148,613	$246,804	$458,657

Supplemental disclosure of cash flow information:
Costs of solar power systems funded by liabilities	$—	$635	$2,671
Property, plant, and equipment acquisitions funded by liabilities	$1,320	$866	$13,745
Right-of-use assets obtained in exchange for lease obligations	$19,628	$22,794	$111,142
Deconsolidation of right-of-use assets and lease obligations	$3,340	$—	$—
Debt repaid in sale of commercial projects[1]	$5,585	$—	$—
Fair value of contingent consideration for business combination	$11,100	$—	$—
Assumption of liabilities in connection with business divestitures	$—	$9,056	$—
Holdbacks in connection with business divestitures	$—	$7,199	$—
Costs of solar power systems sourced from existing inventory	$—	$1,018	$29,206
Accounts payable balances reclassified to short-term debt	$—	$—	$45,352
Contractual obligations satisfied by inventory	$—	$—	$1,701
Derecognition of financing obligations upon business divestiture	$—	$—	$590,884
Holdback related to sale of commercial sale-leaseback portfolio	$—	$—	$1,927
Receivables in connection with sale of residential lease assets	$—	$—	$2,570
Assumption of debt by buyer in connection with sale of residential lease assets	$—	$—	$69,076
Cash paid for interest	$25,289	$31,704	$32,777
Cash paid for income taxes	$22,825	$18,708	$8,988

1 Refer to Note 5. Business Combination and Divestitures for more details.

2 Excludes cash paid for fair value of non-compete agreements and amount paid in excess of fair value to settle pre-existing performance-based equity compensation plans, that are classified as operating cash flows in accordance with applicable guidance.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners, businesses, governments, schools, and utilities through multiple offerings. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in both residential and commercial markets as well as a group of talented and driven in-house sales teams within each segment engaged in direct sales to end customers. SunPower is a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE) (see Note 2. Transactions with Total and TotalEnergies SE).

On August 26, 2020, we completed the spin-off (the “Spin-Off”) of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), a Singapore public company limited by shares, consisting of certain non-U.S. operations and assets of our former SunPower Technologies business unit. As a result of the Spin-Off, we no longer consolidate Maxeon Solar within our financial results of continuing operations. For all periods prior to the Spin-Off, the financial results of Maxeon Solar are presented as net earnings from discontinued operations on the consolidated statements of operations.

On October 4, 2021, we completed the acquisition of Blue Raven Solar Holdings, LLC (“Blue Raven”). Refer to Note 5. Business Combination and Divestitures for details.

Liquidity

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock anytime prior to their maturity, instead of cash repayment. In order for us to fulfil our obligation to repay the 4.00% debentures due 2023, we will use proceeds of sale of shares of Enphase Energy, Inc (“Enphase”) common stock, cash generated from operations, and pending sale of the Commercial and Industrial Solutions business (“C&I Solutions”) to TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of Total Energies SE, as announced on February 10, 2022 (see Note 18. Subsequent Events). The C&I Solutions sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale. We currently expect the sale to be completed before the end of the second quarter of fiscal 2022. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets; as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) and include the accounts of SunPower, all of our subsidiaries, and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that we establish in connection with certain project financing arrangements for customers are not designed to be available to service our general liabilities and obligations.

Fiscal Periods

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2021, is a 52-week fiscal year, fiscal 2020 was a 53-week fiscal year, and fiscal 2019 was a 52-week fiscal year. Our fiscal 2021 ended on January 2, 2022, fiscal 2020 ended on January 3, 2021, and fiscal 2019 ended on December 29, 2019.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities reported in these consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. Our actual financial results could materially differ from those estimates. Significant estimates in these consolidated financial statements include revenue recognition, specifically nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; long-lived assets and goodwill impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; valuation of goodwill and intangible assets acquired in a business combination; valuation of contingent consideration in a business combination; valuation of contingencies such as warranty and litigation; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances.

Summary of Significant Accounting Policies

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Restricted Cash and Cash Equivalents

We maintain cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, and other agreements in the normal course of business.

Lease Accounting

Arrangements with SunPower as a Lessee

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related non-lease components for all our leases.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. During fiscal 2021, we recorded no fair value adjustment to our equity investments with Fair Value Option (“FVO”). The fair value adjustment was included within “equity in losses of unconsolidated investees” in our consolidated statements of operations for the years ended January 2, 2022 (see Note 7. Fair Value Measurements).

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

Our classification of our inventory as current inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months. All of our inventory was classified as current as of January 2, 2022. (See Note 4. Balance Sheet Components).

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

Useful Lives in Years
Leasehold improvements	1 to 20
Manufacturing equipment and tools	2 to 10
Computer equipment and software	3 to 7
Solar power systems	30
Furniture and fixtures	3 to 5
Transportation equipment	3

Software Development Costs

Our internal software development costs primarily relate to three categories: 1) internal-use software development costs, 2) implementation costs incurred in cloud computing arrangements (“CCA”), and 3) external-use software development costs. We capitalize these costs incurred to purchase or develop software for internal use, implementation costs incurred for CCA, and software development costs for software to be sold externally.

Our internal-use software development costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-Use Software. These capitalized costs are reflected in “Property, plant and equipment, net” on the consolidated balance sheets and are depreciated over the estimated useful life of the software. The useful life of our internal-use software development costs is generally 2 to 3 years.

We also capitalize our costs incurred in CCA that is a service contract, consistent with our policy for software developed or obtained for internal use, in accordance with ASC 350-40, Internal-Use Software. However, the capitalized costs are reflected in “Other long-term assets” and “Prepaid expenses and other current assets” on our consolidated balance sheets and expensed over the term of the related hosting arrangement and service period.

Our external-use software development costs developed to be sold or leased externally are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold or Leased Externally. These software development costs are reflected in “Other intangible assets, net” on our consolidated balance sheets and amortized on a straight-line basis over the remaining estimated economic life of the product, or the service period, whichever is shorter.

Estimated Credit Losses

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

In addition, we recognize an allowance for credit loss at the time a receivable is recorded based on our estimate of expected credit losses, and historical write-off experience and current account knowledge, and adjust this estimate over the life of the receivable as needed. We evaluate the aggregation and risk characteristics of a receivable pool and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

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

As of January 2, 2022, we had one customer that accounted for 11.5% of our accounts receivable balance. As of January 3, 2021, one customer accounted for 11.1% of our accounts receivable balance. As of January 2, 2022, we reported $126.8 million of accounts receivable, net of allowances of $15.0 million. Based on the aging analysis as of January 2, 2022, 84% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 4. Balance Sheet Components for more details on changes in allowance for credit losses. We have not seen significant changes to the recovery rate of our accounts receivables as a result of the COVID-19 pandemic, but we are continuing to actively monitor the impact of the COVID-19 pandemic on our expected credit losses.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in “(Provision for) benefits from income taxes” in the consolidated statements of operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as “Equity in earnings (losses) of unconsolidated investees” on the consolidated statements of operations. We monitor our investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and record reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, and other company specific information, including recent financing rounds.

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, LLC (“SunStrong Partners”) to mitigate volatility in reported earnings that results from the use of different measurement attributes. We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs (See Note 4. Balance Sheet Components, Note 7. Fair Value Measurements, and Note 10. Equity Investments).

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

We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates or if there are delays in our responsiveness to outages, we may be required to revise our estimated warranty liability. Historically, warranty costs have been within management’s expectations (see Note 9. Commitments and Contingencies).

Revenue Recognition

The Company recognizes revenue from contracts with customers when it has completed its performance obligations under an identified contract. The revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the goods and services transferred.

Solar Power System and Component Sales

Majority of our revenue is generated by sales of fully functioning rooftop solar power systems to residential and commercial customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. All costs to obtain and fulfill contracts associated with system sales are expensed as a cost of revenue when the Company has fulfilled its performance obligations. In situations when the Company is not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of solar power system are delivered at customer site.

Revenue is generally recognized at transaction price, net of dealer fees, or other consideration paid to the customers. Also, our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

The Company applies for and receives state, local, and utility rebates and Solar Renewable Energy Credits (“SRECs”) in certain jurisdictions for power generated by solar energy systems it has sold to customers. The Company retains control of the rights to future SRECs and sells the SRECs generated from qualifying solar power systems to a public utility. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the public utility and corresponding collection of cash.

Development and Engineering, Procurement, and Construction (“EPC”) Services

The Company enters into contracts with large commercial customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations, mostly commonly, development asset sales and EPC services. The Company determines whether each product or service is distinct in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations using standalone selling price for respective performance obligation. In a typical arrangement for sale of development assets and EPC services, development asset sale revenue is recognized at a point-in-time at its standalone selling price when the sale is completed and the asset is transferred to the buyer, while EPC revenue is recognized over time using percentage-of-completion method as the construction is completed.

Commercial EPC projects are usually completed within three to twelve months from commencement of construction. We use an input method based on cost incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Residential Leasing

We offer solar services, in partnership with third-party financial institutions, which allows our residential customers to obtain continuous access to SunPower solar power systems under contracts for terms of up to 20 years. Residential leasing revenue is primarily comprised of revenue from such contracts wherein we provide continuous access to an operating solar system to third parties. Our residential leasing revenue reported on the consolidated statement of operations relates to lease agreements not contributed into the SunStrong joint venture (see Note 10. Equity Investments), and is a relatively small portion of the Company’s overall revenue. Subsequent to the SunStrong structure, all new lease agreements are sold to SunStrong joint venture in exchange for construction services provided by us. Our performance obligation under the agreement with SunStrong is to provide completed solar power system, for which, revenue is recognized at a point-in-time when a fully functioning solar power system is delivered to SunStrong, and required permission to operate from the authority with jurisdiction is obtained. Such revenue is reported as revenue from sale of solar power system.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $19.8 million, $6.4 million, and $6.7 million in fiscal 2021, 2020, and 2019, respectively.

Research and Development Expenses

Research and development expense consists primarily of salaries and related personnel costs, depreciation, and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. Research and development costs are expensed as incurred, except for software development costs which qualify for capitalization. Research and development expenses are reported net of contributions under contracts with governmental agencies because such contracts are considered collaborative arrangements.

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

Noncontrolling Interests

Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. Beginning in fiscal 2013, we have entered into facilities with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by us. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. We further determined the hypothetical liquidation at book value method (“HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

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

Goodwill Impairment

We conduct our annual impairment test of goodwill during the third fiscal quarter of each year, or on an interim basis if circumstances warrant. Impairment of goodwill is tested at our reporting unit level. If goodwill is determined more likely than not to be impaired upon an initial assessment of qualitative factors, a two-step valuation and accounting process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, includes assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and the resulting impact on our expectations for the performance of our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Refer Note 6. Goodwill and Other Intangible Assets for additional details.

Accounting for Business Divestitures

From time to time, we may dispose of significant assets or portions of our business by sale or exchange for other assets. In accounting for such transactions, we apply the applicable accounting guidance under U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. Our assessment includes whether such disposal represents a significant strategic shift in our operations and on the extent of our continuing involvement in relation to that portion of our business. We evaluate the significance of our intended divestiture transactions in relation to our consolidated financial measures to determine whether a disposal of assets or a business qualifies as discontinued operations. For additional details see Note 5. Business Combination and Divestitures. We recognize disposal related costs that are not part of divestiture consideration as general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees.

Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets, and contingent consideration at fair value. The initial recording of goodwill, other intangible assets, and contingent consideration requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Note 5. Business Combination and Divestitures and Note 6. Goodwill and Other Intangible Assets). We charge acquisition related costs that are not part of the consideration to sales, general, and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU provides amendments to ASC 805, Business Combinations, including an update on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. Per the ASU, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This guidance is effective no later than the first quarter of fiscal 2023, and early adoption is permitted. We adopted the ASU during the fourth quarter of fiscal 2021, in our accounting for the acquisition of Blue Raven. Refer to Note 5. Business Combination and Divestitures for details.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment reduces the number of accounting models used for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features separately recognized from the host contracts. ASU 2020-06 is effective no later than the first quarter of fiscal 2022. Early adoption is permitted no earlier than the first quarter of fiscal 2021, and the ASU should be applied retrospectively. The adoption of the provisions of ASU 2020-06 is not expected to have a material impact on our consolidated financial statements and related disclosures.

Note 2. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of 23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of January 2, 2022, ownership of our outstanding common stock by TotalEnergies SE and its affiliates was approximately 51%. Subsequent to the Spin-Off, Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of SunPower did not change.

Supply Agreements

In December 2019, we sold our membership interests in certain project companies that hold commercial solar power plant projects to Total Strong, LLC, a joint venture between Total and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”). During the fiscal years ended January 2, 2022 and January 3, 2021, we recognized revenue of $54.3 million and $127.9 million, respectively, for sales to this joint venture. Sales were due to the continued recognition of EPC revenue during the fiscal years, which is included within “Solar power systems, components, and other” on our consolidated statements of operations.

Affiliation Agreement

In April 2011, we and Total entered into an Affiliation Agreement that governs the relationship between Total and us (the “Affiliation Agreement”). Until the expiration of a standstill period specified in the Affiliation Agreement (the “Standstill Period”), and subject to certain exceptions, Total, TotalEnergies SE, and any of their respective affiliates and certain other related parties (collectively, the “TotalEnergies”) may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers, or employees to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

The Affiliation Agreement imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% our outstanding voting power and imposes certain limitations on the Total Group’s ability to transfer 40% or more of our outstanding shares or voting power to a single person or group that is not a direct or indirect subsidiary of TotalEnergies SE. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our board of directors (the “Board”).

The Affiliation Agreement provides Total with the right to maintain its percentage ownership in connection with any new securities issued by us, and Total may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

The Affiliation Agreement also imposes restrictions with respect to our and our Board’s ability to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provides that our Board will include 11 members, composed of our president and chief executive officer, our immediate past chief executive officer, (“Mr. Werner”), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declines below certain thresholds, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into a further amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provides that our Board will remain at 11 members until March 31, 2022 and allows for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which has been filled as of December 31, 2021. The October Affiliation Agreement Amendment further provides that, after March 31, 2022, the Board will revert to nine members, at which time one independent director and one Total designee will resign from the Board.

Cooperation Agreement

In December 2020, we entered into a Strategic Cooperation Framework Agreement (the “Cooperation Agreement”) with Total that governs the ongoing relationship between us and Total with respect to development and sale of certain future commercial solar power projects. The Cooperation Agreement lays the foundation for the potential to jointly develop certain projects and allows us and Total to expand investments in solar power projects to provide for future opportunities and investment volume.

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

Joint Solar Projects with Total and its Affiliates

We enter into various EPC and O&M agreements relating to solar projects, including EPC and O&M services agreements relating to projects owned or partially owned by Total and its affiliates. As of January 2, 2022, we had $38.7 million of “Contract assets,” $3.0 million of “Contract liabilities” and $0.2 million of “Accounts receivable, net” on our consolidated balance sheets related to projects in which Total and its affiliates have a direct or indirect material interest.

In connection with a co-development solar project in Chile between us and Total, we sold all of our 50% of ownership interests in the co-development project to Total in fiscal 2019, for proceeds of $14.1 million, and recognized a gain of $11.0 million, which is included within “other, net” in our consolidated statements of operations for fiscal 2019.

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	January 2, 2022	January 3, 2021
Accounts receivable	$238	$76

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Revenue:
Solar power systems, components, and other	$54,285	$127,872	$6,343
Cost of revenue:
Solar power systems, components, and other	46,404	95,458	5,174
Other income:
Gain on early retirement of convertible debt	—	1,857	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	13	329
Interest expense incurred on the 0.875% debentures due 2021	—	1,238	2,188
Interest expense incurred on the 4.00% debentures due 2023	4,000	4,000	4,000

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for fiscal 2021, 2020, and 2019 along with the reportable segment for each category:

	Fiscal Year Ended
(In thousands)	January 2, 2022				January 3, 2021				December 29, 2019
Category	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenues	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenues	Residential. Light Commercial	Commercial and Industrial Solutions	Others	Total Revenues
Solar power systems sales and EPC services	786,707	180,494	7,844	$975,045	540,690	245,391	6,109	$792,190	409,859	231,281	72,366	$713,506
Component/product sales	240,911	—	—	240,911	185,858	—	—	185,858	185,620	—	—	185,620
Light commercial products	72,126	—	—	72,126	97,136	—	—	97,136	112,398	—	—	112,398
Operations and maintenance	—	10,971	2,981	13,952	—	8,036	20,603	28,639	—	10,785	40,841	51,626
Leasing revenue	21,459	—	—	21,459	19,698	1,308	—	21,006	27,860	1,216	—	29,076
Total revenues	$1,121,203	$191,465	$10,825	$1,323,493	$843,382	$254,735	$26,712	$1,124,829	$735,737	$243,282	$113,207	$1,092,226

Changes in estimates for sales of EPC services on projects in our commercial and industrial solutions segment occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in our consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenues and or costs of at least $1.0 million, calculated on a quarterly basis during the periods, were presented. Also, included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Fiscal Year Ended
(In thousands, except number of projects)	January 2, 2022	January 3, 2021	December 29, 2019
Increase (decrease) in revenue from net changes in transaction prices	$10,905	$2,838	$5,391
Increase (decrease) in revenue from net changes in input cost estimates	$(9,996)	$(762)	$6,233
Net increase (decrease) in revenue from net changes in estimates	$909	$2,076	$11,624

Number of projects	8	4	5

Net change in estimate as a percentage of aggregate revenue for associated projects	1.5%	1.2%	11.6%

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

	As of
(In thousands)	January 2, 2022	January 3, 2021
Contract assets	$87,952	$122,802
Contract liabilities	116,645	102,594
During the year ended January 2, 2022, the decrease in contract assets of $34.9 million was primarily driven by a settlement for milestone achievement for one legacy power plant project, as well as a collection of variable consideration on a power plant development project sold in prior years. Of the total decrease in contract assets, the increase in management’s estimate of variable consideration on power plant development projects sold in prior years was $9.1 million.

During the year ended January 3, 2021, the increase in contract assets of $6.0 million was primarily driven by commercial projects where certain milestones had not yet been reached, but the criteria for revenue had been met.

During the year ended January 2, 2022, the increase in contract liabilities of $14.1 million was primarily due to increase in invoiced contracts waiting for revenue recognition, as well as increase in billings in excess of cost.

During the year ended January 3, 2021, the decrease in contract liabilities of $20.7 million was primarily due to revenue recognized from customer advances.

During the year ended January 2, 2022, we recognized revenue of $44.3 million that was included in contract liabilities as of January 3, 2021. During the year ended January 3, 2021, we recognized revenue of $97.8 million that was included in contract liabilities as of December 29, 2019.

The following table represents the average percentage of completion as of January 2, 2022 for EPC agreements for commercial projects that we are constructing. We expect to recognize $225.6 million of revenue upon transfer of control of the projects.

Project	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Distribution Generation Projects	Solar power systems sales and EPC services	Various	2023	89.0%
As of January 2, 2022, we have entered into contracts with customers for sales of solar power systems and components for an aggregate transaction price of $453.5 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	January 2, 2022	January 3, 2021
Accounts receivable, gross[1]	$142,090	$124,402
Less: allowance for doubtful accounts	(15,032)	(15,379)
Less: allowance for sales returns	(269)	(159)
Accounts receivable, net	$126,789	$108,864

1 A lien exists on $71.1 million of our consolidated accounts receivable, gross, as of January 2, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Additions (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 2, 2022	$15,379	$1,688	$(2,035)	$15,032
Year ended January 3, 2021	17,208	524	(2,353)	15,379
Year ended December 29, 2019	12,656	671	3,881	17,208
Allowance for sales returns:
Year ended January 2, 2022	$159	$110	$—	$269
Year ended January 3, 2021	306	(147)	—	159
Year ended December 29, 2019	865	(559)	—	306

Inventories

	As of
(In thousands)	January 2, 2022	January 3, 2021
Photo-voltaic modules	$157,901	$170,013
Microinverters	24,040	16,774
Energy Storage	26,849	4,548
Other solar power system component materials	34,203	19,247
Inventories1 2	$242,993	$210,582

1 A lien exists on $187.1 million of our gross inventory as of January 2, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

2 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	January 2, 2022	January 3, 2021
Deferred project costs	$53,489	$26,996
VAT receivables, current portion	981	1,174
Deferred costs for solar power systems	18,834	24,526
Prepaid taxes	256	205
Related-party receivables	3,684	9,891
Other	36,225	31,459
Prepaid expenses and other current assets	$113,469	$94,251

Property, Plant and Equipment, Net

	As of
(In thousands)	January 2, 2022	January 3, 2021
Manufacturing equipment[1]	$3,847	$17,134
Leasehold improvements	29,047	29,385
Solar power systems	8,824	30,110
Computer equipment and software	58,080	49,935
Furniture and fixtures	8,744	7,899
Transportation equipment	2,174	—
Work-in-progress	4,077	3,080
Property, plant and equipment, gross	114,793	137,543
Less: accumulated depreciation and impairment[3]	(79,499)	(90,777)
Property, plant and equipment, net[2]	$35,294	$46,766

1 As of January 2, 2022 and January 3, 2021, manufacturing equipment is predominantly related to our equipment in our manufacturing facility in Hillsboro, Oregon.

2 Property, plant and equipment is predominantly located in the U.S.

3 As of January 2, 2022 and January 3, 2021, $27.9 million and $26.9 million, respectively, was related to the depreciation of our internal-use software development costs.

Other Long-term Assets

	As of
(In thousands)	January 2, 2022	January 3, 2021
Equity investments with readily determinable fair value	$91,473	$614,148
Equity investments without readily determinable fair value	807	801
Equity investments with fair value option	8,374	9,924
Long-term inventory[1]	—	27,085
Cloud computing arrangements implementation costs[2]	11,692	—
Deposits with related parties	11,000	—
Long-term deferred project costs	13,435	5,758
Long-term prepaid taxes	4,144	3,677
Other	31,850	34,319
Other long-term assets	$172,775	$695,712

1 Entire balance consists of finished goods under the safe harbor program. Refer to Note 10. Equity Investments for details.

2 Includes our implementation costs incurred in cloud computing arrangements (“CCA”) which are capitalized as other long-term assets in accordance with the guidance in ASC 350-40, Internal-Use Software. As of January 2, 2022, $0.1 million was included in amortization expense related to the amortization of our capitalized CCA costs. As of January 3, 2021, there was no amortization expense for capitalized CCA costs.

Accrued Liabilities

	As of
(In thousands)	January 2, 2022	January 3, 2021
Employee compensation and employee benefits	$21,256	$23,312
Interest payable	8,454	8,796
Short-term warranty reserves	30,144	29,337
Restructuring reserve	2,137	2,808
Legal expenses	9,308	10,493
Taxes payable	5,111	25,968
Other	42,465	21,201
Accrued liabilities	$118,875	$121,915

Other Long-term Liabilities

	As of
(In thousands)	January 2, 2022	January 3, 2021
Deferred revenue	$40,321	$44,927
Long-term warranty reserves	59,962	52,540
Unrecognized tax benefits	14,689	12,584
Long-term pension liability	4,151	5,185
Long-term deferred tax liabilities	15,834	13,468
Long-term taxes payable	866	2,234
Related-party liabilities	1,458	1,458
Other	27,281	25,201
Other long-term liabilities	$164,562	$157,597

Accumulated Other Comprehensive Income

	As of
(In thousands)	January 2, 2022	January 3, 2021
Cumulative translation adjustment	$9,620	$9,635
Net gain on long-term pension liability obligation	1,548	(250)
Net gain on long-term derivative financial instrument	—	(570)
Deferred taxes	—	(16)
Accumulated other comprehensive income	$11,168	$8,799

Note 5. BUSINESS COMBINATION AND DIVESTITURES

Acquisition of Blue Raven Solar Holdings, LLC (“Blue Raven”)

On October 4, 2021, we acquired all of the issued and outstanding membership interests of Blue Raven, a Delaware limited liability company, and thirty-five percent (35%) of the issued and outstanding membership interests in Albatross Software LLC (“Albatross”), a Delaware limited liability company and an affiliate of Blue Raven, pursuant to a Securities Purchase Agreement (“Purchase Agreement”). The acquisition is expected to complement our geographic footprint and expand our growth by serving more residential solar customers in under-penetrated areas, including the Northwest and Mid-Atlantic regions.

Pursuant to the Purchase Agreement, the Company agreed to pay up to $145.0 million in cash consideration, subject to a customary working capital adjustment. While a majority of the cash consideration was paid upon closing, a portion was deferred for payment at a later date and is subject to continued employment of certain sellers as well as Blue Raven employees and service providers, in accordance with the terms of the Purchase Agreement and retention agreements entered into with such individuals. The Company also agreed to make an additional cash payment of up to $20.0 million (the “Contingent Payment”) based on Blue Raven’s revenue for the period beginning on September 13, 2021 and ending June 19, 2022 meeting certain quantitative thresholds.

The acquisition was accounted for in accordance with the guidance in ASC 805, Business Combinations. Under such guidance, transactions entered at the same time or in contemplation of one another must combined as a single transaction. Consequently, we concluded that Albatross is a Variable Interest Entity (“VIE”) in accordance with the guidance in ASC 810, Consolidation, as it does not have the ability to finance its own operations without additional subordinated financial support, and our investment in Albatross represents variable interest. After performing the assessment of required criteria for consolidation of VIE’s, we determined that we are the primary beneficiary of Albatross as we have power to direct the activities that significantly impact its economic performance and we have exposure to significant profits or losses, and as such, we will consolidate it.

Purchase consideration under ASC 805 was determined as follows:

(In thousands)
Total contract price	$145,000
Estimated initial working capital adjustment[2]	3,430
Deferred payments to sellers, employees, and service providers to be paid at a later date[1]	(5,420)
Cash paid at closing	143,010
Fair value of Contingent Consideration	11,100
Cash paid to Blue Raven employees to settle pre-existing performance-based equity compensation plan in excess of fair value[1]	(11,087)
Final working capital adjustment[2]	413
Total purchase consideration	$143,436

1 These adjustments were excluded from the purchase accounting as they related to future services, and therefore, considered as a post-acquisition compensation expense.

2 Total cash consideration was adjusted by an initial working capital adjustment of $3.4 million, which was later finalized for an additional final estimated working capital adjustment of $0.4 million to be paid in the first quarter of fiscal 2022, and is included within “Accounts Payable” on our consolidated balance sheets as of January 2, 2022.

Fair value of the contingent consideration of $20 million was estimated to be $11.1 million using the income approach, by applying the real options valuation method. Assumptions used in the calculations include revenue volatility, duration of the earn-out, and discount rate. The contingent consideration liability will be remeasured at fair value at each reporting date until such contingency is resolved. Remeasurement of the contingent consideration as of January 2, 2022 resulted in an increase of $2.4 million, and was included within sales, general, and administrative expense in our consolidated statements of operations for the fiscal year ended January 2, 2022.

We also incurred transaction costs of $5.0 million directly relating to the acquisition, which were expensed as incurred and included within sales, general, and administrative expense in our consolidated statements of operations for the fiscal year ended January 2, 2022.

The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were based on valuation performed by independent third-party valuation specialists. These adjustments were based on a discounted cash flow model as well as a series of judgments and estimates that were made as of the date of the acquisition.

The fair values of the identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date, including the final working capital adjustment, were as follows:

(In thousands)
Current assets[1]	$8,957
Intangible assets acquired	22,900
Other long-term assets	2,243
Total assets acquired	34,100
Current liabilities	16,328
Long-term liabilities	673
Total liabilities assumed	17,001
Net assets acquired	17,099
Total purchase consideration	143,436
Goodwill	$126,337

1 Includes cash and cash equivalents acquired of $4.3 million.

Goodwill is calculated as the excess of the purchase consideration over the estimated fair value assigned to identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill amount represents the expected synergies of the combined business, including, but not limited to, assembled workforce that does not qualify for separate recognition as an intangible asset under the accounting guidance. The entire amount of Goodwill was allocated to our Residential, Light Commercial (“RLC”) segment and is deductible for tax purposes.

The fair value of acquired intangible assets was determined as follows, including their estimated useful lives:

	Fair value	Estimated useful life
	(in thousands)	(in years)
Developed technology	$3,700	3
Brand	15,800	4
Non-compete agreements	3,400	3
Total identified intangible assets	$22,900

Developed technology relates to software costs incurred by Blue Raven for its CRM software solution which was utilized to streamline their sales pipeline process including customer acquisition and monitoring, tracking sales incentives, and tracking future potential upsells. Developed technology was valued using the replacement cost method under the cost approach, based on cash flows discounted to present value by the calculated expected replacement cost of the software that a market participant would incur. The estimated useful life was determined based on the remaining life of the technology before a significant update is required.

Brand relates to the “Blue Raven” trade name acquired with the acquisition. The fair value of Brand was determined by applying the relief-from-royalty method under the income approach. The estimated useful life was determined based on the probability of the Brand usage.

Non-compete agreements represent the fair value of non-competition agreements signed by certain sellers as part of the transaction. The fair value of non-compete agreements was determined using the incremental cash flow method which compares the discounted cash flows to be derived from the Blue Raven business under a with and without competition scenario, which results in the fair value ascribed to the non-compete agreement. The estimated useful life was determined based on the term of these non-compete agreements.

The operating results of Blue Raven have been included in our consolidated financial statements for the fiscal year ended January 2, 2022, starting from the acquisition date of October 4, 2021. For the year ended January 2, 2022, total revenues and net loss of Blue Raven included within our RLC segment in our consolidated statements of operations is $41.6 million and $11.8 million, respectively.

The following table below summarizes the unaudited pro forma consolidated information as if the acquisition had occurred on December 30, 2019, the first day of the Company’s 2020 fiscal year.

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Total revenues	$1,425,736	$1,250,723
Net income (loss) attributable to stockholders	$(21,559)	$463,075

The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments primarily for amortization charges for acquired intangible assets, compensation expense for deferred service provider payments, certain service-based contingent consideration, and income tax effects of these adjustments. The unaudited pro forma information is presented for informational purposes only and is not indicative of our consolidated results of operations that would have been achieved if the acquisition had taken place at such time.

Sale of Commercial Projects

During the second quarter of fiscal 2021, we sold certain commercial projects including the underlying fixed assets and debt to SunStrong Capital Holdings, LLC for total consideration of $8.9 million.

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

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a loss of $5.1 million, inclusive of $0.1 million of transaction expenses, which was recorded and netted against “(gain) loss on business divestitures, net” in our consolidated statements of operations for the fiscal year ended January 2, 2022.

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

Net loss on sale for the fiscal year ended January 2, 2022 was as follows:

(In thousands)
Net proceeds received	$2,822
Estimated receivable from amount held back for retained obligations	184
Book value of net assets sold	(8,072)
Net loss on sale	$(5,066)

Sale of Residential Leases

During the second quarter of fiscal 2021, we sold certain residential lease solar systems to SunStrong for total consideration of $8.5 million.

In evaluating the accounting treatment for this sale, the transaction was concluded to be a sale of a business in accordance with the guidance in ASC 805, Business Combinations. We recorded a gain of $5.3 million, inclusive of $0.4 million of transaction expenses, which was recorded as “gain on business divestitures, net” in our consolidated statements of operations for the fiscal year ended January 2, 2022.

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

Net gain on sale for the fiscal year ended January 2, 2022 was as follows:

(In thousands)
Net proceeds received	$8,051
Book value of net assets sold	(2,760)
Net gain on sale	$5,291

Note 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill presented on our consolidated financial statements represent Goodwill resulting from acquisition of Blue Raven (Refer Note 5. Business Combination and Divestitures).

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of January 2, 2022:
Developed technology	$3,700	$(308)	$3,392
Brand	15,800	(988)	14,812
Non-compete agreements	3,400	(283)	3,117
Software development costs[1]	4,077	(519)	3,558
Total	$26,977	$(2,098)	$24,879

1 Includes our external-use software development costs which are being capitalized in accordance with ASC 985-20, Software to be Sold or Leased Externally. Refer to Note 1. Organization and Summary of Significant Accounting Policies for details.

Aggregate amortization expense for intangible assets was $1.7 million, $5.0 million, and $7.4 million for fiscal years 2021, 2020, and 2019, respectively. No impairment loss was recorded for intangible assets for the fiscal years 2021, 2020, and 2019.

As of January 2, 2022, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next four fiscal years was as follows:

Expected Amortization Expense
Fiscal Year	(In thousands)
2022	$8,580
2023	7,489
2024	5,847
2025	2,963
Total	$24,879

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of January 2, 2022 and January 3, 2021:

	January 2, 2022				January 3, 2021
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option (“FVO”)	$8,374	8,374	—	—	$9,924	9,924	—	—
Equity investments with readily determinable fair value	457,352	—	—	457,352	614,148	—	—	614,148
Total assets	$465,726	$8,374	$—	$457,352	$624,072	$9,924	$—	$614,148
Liabilities
Other long-term liabilities:
Interest rate swap contracts[1]	$—	—	—	—	$600	—	600	—
Total liabilities	$—	$—	$—	$—	$600	$—	$600	$—

1 Our interest rate swap contracts were related to our PNC Energy Capital loan and were terminated during the year ended January 2, 2022 (see Note 11. Debt and Credit Sources for details).

Equity investments with fair value option (“FVO”)

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong joint venture and SunStrong Partners, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the year ended January 2, 2022. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the year ended January 2, 2022.

(In thousands)	Beginning balance as of January 3, 2021	Equity Distribution [1]	Additional Investment	Other adjustment [2]	Ending balance as of January 2, 2022
Equity investments with FVO	$9,924	$(2,276)	$—	$726	$8,374

1 During the second quarter of fiscal 2021, we received $2.3 million in cash proceeds from SunStrong Partners. The distribution reduced our equity investment balance in SunStrong Partners classified in “other long-term assets” on our consolidated balance sheet.

2 During the second quarter of fiscal 2021, we recognized $0.7 million gain on change in valuation of equity investments within “other, net” in our consolidated statement of operations. The gain was primarily due to change in forecasted cash flows of SunStrong, resulting from the sale by us to SunStrong of certain commercial projects (Refer to Note 5. Business Combination and Divestitures for details).

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of January 2, 2022. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For fiscal 2021 and 2020, we recorded a gain of $21.0 million and a gain of $690.8 million, respectively, within “other, net” in our consolidated statement of operations. During the year ended January 2, 2022, we sold one million shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. During the year ended January 3, 2021, we sold three million of shares of Enphase common stock in open market transactions for cash proceeds of $250.6 million. As of January 2, 2022, we retained 2.5 million shares of Enphase common stock.

Equity investments without readily determinable fair value

These equity investments are securities in privately held companies without readily determinable market values. We periodically adjust the carrying value of our equity securities to cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold.

Note 8. RESTRUCTURING

January 2021 Restructuring Plan

During the first quarter of fiscal 2021, we adopted a restructuring plan to realign and optimize workforce requirements concurrent with the planned closure of our manufacturing facility in Hillsboro, Oregon. In connection with the restructuring plan, which included actions implemented in the first quarter of fiscal 2021, a majority of our approximately 170 primarily manufacturing employees exited the business. We expected to incur restructuring charges totaling approximately $7.0 million to $9.0 million, consisting primarily of severance benefits (between $4.0 million and $5.0 million) and real estate lease termination costs (between $3.0 million and $4.0 million).

In connection with the closure, in April 2021, we signed agreements with two independent third parties to sell certain assets and liabilities, as well as retain and engage certain employees at the facility in providing R&D services. The proceeds for the assets and sale of R&D services, reduced our previously anticipated restructuring charges by approximately $1.2 million.

As of January 2, 2022, we had incurred cumulative costs of approximately $3.6 million in restructuring charges, primarily relating to the payment of severance benefits. Remaining activities on this January 2021 restructuring plan relate to payroll for some employees expected to be incurred through 2022, concurrent with the end of the R&D services agreement, as well as repayment of the remaining outstanding lease payments with respect to the facility.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of fiscal 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate function, and most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of January 2, 2022, we had incurred approximately $11.2 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance and cash award payments for certain employees still retained by the restructuring plan.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
January 2021 Restructuring Plan:
Severance and benefits	$3,517	$—	$—
Other costs[1]	42	—	—
Total January 2021 Restructuring Plan[2]	3,559	—	—

December 2019 Restructuring Plan:
Severance and benefits	$978	$2,678	$7,355
Other costs[1]	112	6	41
Total December 2019 Restructuring Plan	1,090	2,684	7,396

Other Legacy Restructuring Plans	(130)	(80)	7,231
Total restructuring charges (credits)	$4,519	$2,604	$14,627

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 A portion of the costs related to the plan were primarily comprised of real estate lease termination costs, amounting to $2.5 million, and were classified as cost of revenues within our consolidated statements of operations for the fiscal year ended January 2, 2022.

The following table summarizes the restructuring reserve activities during the year ended January 2, 2022:

	Fiscal Year
(In thousands)	2020	Charges (Benefits)	(Payments) Recoveries	2021
January 2021 Restructuring Plan:
Severance and benefits	$—	$3,517	$(2,753)	$764
Other costs[1]	—	42	(42)	—
Total January 2021 Restructuring Plan	—	3,559	(2,795)	764

December 2019 Restructuring Plan:
Severance and benefits	$2,608	$978	$(2,213)	$1,373
Other costs[1]	—	112	(112)	—
Total December 2019 Restructuring Plan	2,608	1,090	(2,325)	1,373

Other Legacy Restructuring Plans	200	(130)	(70)	—
Total restructuring reserve activities	$2,808	$4,519	$(5,190)	$2,137

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. We also lease certain buildings under non-cancellable finance leases, as well as certain vehicle finance leases which are cancellable with a fee and subject to renewal options of month-to-month after the initial term, and recorded and presented within “property, plant, and equipment, net” on our consolidated balance sheets (see Note 4. Balance Sheet Components). Operating leases are subject to renewal options for periods ranging from one year to ten years.

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The table below presents the summarized quantitative information with regard to lease contracts we have entered into:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Operating leases:
Operating lease expense	$14,095	$14,128
Sublease income	(437)	(272)
Rent expense	$13,658	$13,856

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16,787	$18,984
Right-of-use assets obtained in exchange for leases	$19,628	$22,794
Weighted-average remaining lease term (in years) - operating leases	5.8	7.6
Weighted-average discount rate - operating leases	8.5%	9%

The future minimum lease payments to be paid under non-cancellable leases in effect as of January 2, 2022, are as follows (in thousands):

As of January 2, 2022	Operating leases
2022	$15,765
2023	14,031
2024	10,185
2025	6,397
2026	5,201
Thereafter	12,817
Total lease payments	64,396
Less: imputed interest	(14,829)
Total	$49,567

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 2, 2022 are as follows:

(In thousands)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total[1]
Future purchase obligations	$201,598	$33,148	$1,710	$775	$778	$4,529	$242,538

1 Total future purchase obligations consisted of $73.5 million related to non-cancellable purchase orders and $169.0 million related to long-term supply agreements.

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to our supply agreement with Maxeon Solar entered into on August 26, 2020, as well as commitments to purchase MLPEs supplied by one vendor. Our supply agreement with Maxeon Solar was amended on February 14, 2022, effective in the first quarter of fiscal 2022, and will remain in effect until December 31, 2023. The supply agreement also increases purchase prices and includes exclusivity provisions that will last until December 31, 2022 for certain products, and may be extended to October 13, 2023 for other products upon the satisfaction of certain conditions.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for fiscal 2021, 2020, and 2019:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at the beginning of the period	$81,877	$101,380	$121,512
Accruals for warranties issued during the period	48,475	16,650	17,146
Settlements and adjustments during the period	(40,246)	(36,153)	(37,278)
Balance at the end of the period	$90,106	$81,877	$101,380

In some cases, we may offer customers the option to purchase extended warranties to ensure protection beyond the standard warranty period. In those circumstances, the warranty is considered a distinct service and we account for the extended warranty as a performance obligation and allocate a portion of the transaction price to that performance obligation. More frequently, customers do not purchase a warranty separately. In those situations, we account for the warranty as an assurance-type warranty, which provides customers with assurance that the product complies with agreed-upon specifications, and this does not represent a separate performance obligation. Such warranties are recorded separately as liabilities and presented within “accrued liabilities” and “other long-term liabilities” on our consolidated balance sheets (see Note 4. Balance Sheet Components). Further, if we encounter issues related to the quality of our products or components of our products, we may institute corrective action plans, including proactive repair or replacement, delay or stop shipment of one or more products, the result of which may cause us to incur material costs and divert operational attention. We assess the impact of such issues and resulting warranty obligations on the sufficiency of our warranty accrual when the issue is known and amount to be incurred is probable and measurable.

During the fourth quarter of fiscal 2021, we identified a cracking issue that developed over time in certain factory-installed connectors within third-party commercial equipment supplied to SunPower. While there have been no reported safety incidents or degradation of performance attributed to the issue, to avoid potential longer-term complications and ensure an excellent lifetime customer experience, we are proactively replacing all of these connectors. We plan to replace the connectors in impacted equipment largely during fiscal 2022. In connection with the issue and planned remedial actions, we recorded a one-time quality charge of $26.5 million in fourth quarter of fiscal 2021. Total charge was estimated using assumptions of cost to be incurred on labor and material based on our plan and quoted third-party prices to replace all the installed and uninstalled connectors.

Project Agreements with Customers

Project agreements entered into with our commercial and power plant customers often require us to undertake obligations including: (i) system output performance warranties, (ii) penalty payments or customer termination rights if the system we are constructing is not commissioned within specified time frames or other milestones are not achieved, and (iii) system put rights whereby we could be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for specified periods. Historically, our systems have generally performed above their performance warranty thresholds, and our output performance warranty payments to the customers have not been material. Also, there have been no cases in which we have had to buy back a system. As of January 2, 2022 and January 3, 2021, we had $5.5 million and $9.1 million, respectively, classified as “accrued liabilities,” and $3.4 million and $3.1 million, respectively, classified as “other long-term liabilities” on our consolidated balance sheets for such obligations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $14.7 million and $12.6 million as of January 2, 2022 and January 3, 2021, respectively. These amounts are included within “other long-term liabilities” on our consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax-related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding ITCs and U.S. Treasury Department (“U.S. Treasury”) cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a “Cash Grant”). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures typically allow us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of January 2, 2022, and January 3, 2021, our provision was $9.6 million and $9.4 million, respectively, primarily for tax related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements (including all take-or-pay obligations). While, as we remain a party to the Hemlock Agreements, we may contractually be liable to the vendor in case of non-payment by Maxeon Solar, we do not believe we have any current exposure under the Hemlock Agreements as of the end of the fiscal year ended January 2, 2022. Maxeon Solar’s remaining obligations under the Hemlock Agreements amount to $125.8 million for fiscal 2022. This is gross of prepayments of $49.2 million as of January 2, 2022. This indemnity qualifies for the criteria for accounting under the guidance in ASC 460 which requires us to recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. As of the fiscal year ended January 2, 2022, our exposure to potential indemnification payments is deemed immaterial based on the information available to us.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we also agreed to indemnify Maxeon Solar for certain liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing these litigations together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $4.3 million equal to the fair value of these litigations subject to the guarantee as of the fiscal year ended January 2, 2022. There has been no change in the fair value of the liability since the initial valuation of the guarantee.

Legal Matters

We are a party to various litigation matters and claims, including but not limited to intellectual property, environmental, and employment matters, that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations. In the fourth quarter of 2021, we settled an ongoing litigation matter including proceeds of $14.8 million, which is included within “Sales, general, and administrative” on our consolidated statements of operations for the fiscal year ended January 2, 2022.

Note 10. EQUITY INVESTMENTS

Our equity investments consist of equity investments with readily determinable fair value, investments without readily determinable fair value, equity investments accounted for using the fair value option, and equity method investments.

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as “Equity in earnings (losses) of unconsolidated investees” in our consolidated statements of operations. Mark-to-market gains and losses on equity investments with readily determinable fair value are reflected as “other, net” under other income (expense), net in our consolidated statements of operations. The carrying value of our equity investments, classified as “other long-term assets” on our consolidated balance sheets, are as follows:

	As of
(In thousands)	January 2, 2022	January 3, 2021
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$457,352	$614,148
Total equity investments with readily determinable fair value[1]	457,352	614,148
Equity investments without readily determinable fair value:
Project entities	122	122
Other equity investments without readily determinable fair value	685	679
Total equity investments without readily determinable fair value	807	801
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,374	7,645
SunStrong Partners, LLC	—	2,279
Total equity investment with fair value option	8,374	9,924
Total equity investments	$466,533	$624,873

1 During the fiscal year ended January 2, 2022, we sold 1 million shares of Enphase common stock. As of January 2, 2022, we had 2.5 million shares of Enphase common stock, 2 million shares of which are within current assets as short-term investments, and 0.5 million shares of which are within other long-term assets. Refer to Note 7. Fair Value Measurements and Note 4. Balance Sheet Components for details.

Variable Interest Entities (“VIEs”)

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

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees’ economic performance, including powers granted to the investees’ governing board and, to a certain extent, a company’s economic interest in the investee. We analyze our investments in VIEs and classify them as either:

•A VIE that must be consolidated because we are the primary beneficiary or the investee is not a VIE and we hold the majority voting interest with no significant participative rights available to the other partners; or
•A VIE that does not require consolidation because we are not the primary beneficiary or the investee is not a VIE and we do not hold the majority voting interest.

As part of the above analysis, if it is determined that we have the power to direct the activities that most significantly impact the investees’ economic performance, we consider whether or not we have the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

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

In furtherance of our long-term strategic goals, in June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form SunStrong Partners, a jointly owned entity formed to own, operate, and control residential lease assets. Bank of America Merrill Lynch (“BAML”) provided cash equity and a multi-draw term loan, with additional equity provided by us, Hannon Armstrong, and SunStrong. In June 2019, we made a $9.5 million equity investment in SunStrong Partners, in exchange for a 47.5% equity ownership.

Further, in June 2019, we entered into a joint venture with Hannon Armstrong and SunStrong to form 8point3 Solar Investco 3 Holdings, LLC (“8point3 Holdings”), a jointly owned entity to own, operate and control a separate portfolio of existing residential lease assets, that was purchased from Capital Dynamics. Hannon Armstrong provided all of the necessary initial capital contribution to 8point3 Holdings that was used to purchase this portfolio and Hanon Armstrong owns 45.1% of the equity in 8point3 Holdings. In connection with the formation of this joint venture, we received a 44.9% of the equity interest for a minimal value. SunStrong owns the remaining 10% of the equity in 8point3 Holdings.

With respect to our interest in SunStrong and SunStrong Partners, we have offered certain substantive, non-standard indemnities to the investees or third-party tax equity investors, related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes, and any cash flow losses from leases that do not generate the promised savings to homeowners or tax equity investors. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. The maximum exposure to loss arising from the indemnification for SunStrong Partners is limited to $250 million. Our retention of these indemnification obligations may require us to absorb losses that are not proportionate with our equity interests. As such, we determined that the investees are variable interest entities.

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

During the second quarter of fiscal 2021, we received a total of $2.3 million in cash proceeds from SunStrong Partners. The distribution was in accordance with the Limited Liability Company Operating Agreement for SunStrong Partners upon closing of the tax equity fund and was approved by the SunStrong Board of Directors on July 2, 2021. The distribution reduced our equity investment balance in SunStrong Partners and is classified in “other long-term assets” on our consolidated balance sheet.

During the second quarter of fiscal 2021, we recognized $0.7 million gain on change in valuation of equity investments within “other, net” in our consolidated statement of operations. The gain was primarily due to change in forecasted cash flows of SunStrong, resulting from the sale of certain commercial projects (refer to Note 5. Business Combination and Divestitures for details).

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

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Summarized statements of operations information:
Revenues	$136,428	$123,772	$72,595
Gross income (loss)	5,575	(10,788)	(16,786)
Net (loss) income	(37,913)	52,483	1,374

	As of
(In thousands)	January 2, 2022	January 3, 2021
Summarized balance sheet information:
Current assets	$93,722	$93,752
Long-term assets	1,626,125	1,378,382
Current liabilities	65,872	48,126
Long-term liabilities	1,295,540	1,130,484

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions with investees are as follows:

	As of
(In thousands)	January 2, 2022	January 3, 2021
Accounts receivable	$28,900	$16,767
Accrued liabilities	53	7,996
Contract liabilities	17,442	27,426

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Revenues and fees received from investees for products/services	$202,386	$201,130	$109,512
(Gain) loss on business divestitures, net[1]	(224)	—	—

1 The gain relates to the net impact of the sales of businesses to SunStrong during the fiscal year ended January 2, 2022. Refer to Note 5. Business Combination and Divestitures for additional details on the sales.

Consolidated VIEs

Our sale of solar power systems to residential and commercial customers in the United States are eligible for the ITC. Under current law, the ITC was reduced from approximately 30% of the cost of the solar power systems to approximately 26% for solar power systems that commenced construction after December 31, 2019. With the recent extension of the ITC passed in January 2021, the current 26% ITC will continue for solar power systems that commence construction before December 31, 2022, before being reduced to 22% for solar power systems that commence construction after December 31, 2022, and permanently reduced to 10% for commercial projects and 0% for residential projects for solar power systems that commence construction after December 31, 2023. IRS guidance on the current law provides for the ability to obtain a safe harbor with respect to the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

In September 2019, we entered into the Solar Sail LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”) joint ventures with Hannon Armstrong, to finance the purchase of 200 MWs of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC for third-party owned commercial and residential systems. The companies expected to increase the volume in later years, for which Hannon Armstrong extended a secured financing of up to $112.6 million; however, no additional amount was borrowed as of January 2, 2022 (Refer to Note 11. Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.

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

Total revenue of these consolidated VIEs was $18.0 million and $13.5 million for the fiscal years ended January 2, 2022 and January 3, 2021, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of January 2, 2022, we had $62.1 million of assets from the consolidated VIEs.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our consolidated balance sheets:

	January 2, 2022				January 3, 2021
(In thousands)	Face Value	Short-term	Long-term	Total[2,3]	Face Value	Short-term	Long-term	Total[2,3]
Recourse Debt:
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$—	$62,634	$62,531	$—	$62,531
4.00% debentures due 2023[1]	424,991	—	423,677	423,677	425,000	—	422,443	422,443
CEDA loan	—	—	—	—	30,000	—	29,219	29,219
PNC Energy Capital loan[4]	—	—	—	—	5,545	597	4,948	5,545
Asset-Backed Loan	60,800	60,579	—	60,579	32,752	32,690	—	32,690
Safe Harbor	48,529	47,894	—	47,894	77,770	54,190	21,720	75,910
Total recourse debt	$534,320	$108,473	$423,677	$532,150	$633,701	$150,008	$478,330	$628,338
Non-Recourse Debt:
Vendor Financing and Other Debt	$4,576	$4,196	$380	$4,576	$560	$—	$560	$560
Construction project debt	—	—	—	—	9,656	9,582	—	9,582
Total non-recourse debt	$4,576	$4,196	$380	$4,576	$10,216	$9,582	$560	$10,142
Total	$538,896	$112,669	$424,057	$536,726	$643,917	$159,590	$478,890	$638,480

1 The 4.00% debentures due 2023 with original principal amount of $425.0 million was reduced by $5.0 thousand and $4.0 thousand during the first and fourth quarters of fiscal 2021, respectively, due to a bond conversion during each quarter.

2 Refers to the total carrying value of the outstanding debt arrangement.

3 The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source. For our non-convertible debt, we believe the carrying value approximates the fair value, based on our intention to fully repay or transfer the obligations at their face values plus any applicable interest, and is categorized within Level 3 of the fair value hierarchy.

4 In fiscal 2013, we entered into a financing agreement with PNC Energy Capital, LLC to finance our construction projects. Interest is calculated at a per annum rate equal to LIBOR plus 4.13%. These debt obligations, and corresponding interest rate swap contracts, were assumed by the buyer in our sale of commercial projects portfolio during the second quarter of fiscal 2021 (see Note 5. Business Combination and Divestitures for additional details).

As of January 2, 2022, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Aggregate future maturities of outstanding debt	$113,510	$425,058	$71	$75	$78	$104	$538,896

Convertible Debt

The following table summarizes our outstanding convertible debt:

	January 2, 2022			January 3, 2021
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.875% debentures due 2021	$—	$—	$—	$62,531	$62,634	$64,018
4.00% debentures due 2023	423,677	424,991	501,489	422,443	425,000	549,398
	$423,677	$424,991	$501,489	$484,974	$487,634	$613,416
1 The fair value of the convertible debt was determined using Level 2 inputs based on quarterly market prices as reported by an independent pricing source.

Our outstanding convertible debentures are senior, unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.

0.875% Debentures Due 2021

In June 2014, we issued $400.0 million in principal amount of our 0.875% debentures due 2021. An aggregate principal amount of $250.0 million of the 0.875% debentures due 2021 was initially acquired by Total. Interest was payable on the 0.875% debentures due 2021 semi-annually, beginning on December 1, 2014. The 0.875% debentures due 2021 were convertible into shares of our common stock at any time.

During the fiscal year ended January 2, 2022, we repaid the remaining outstanding principal amount of $62.5 million.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% senior convertible debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023.

Financing for Safe Harbor Panels Inventory

On September 27, 2019, we entered into a joint venture with Hannon Armstrong, to finance up to 200 MWs of panels inventory, preserving the 30% federal ITC for third-party owned commercial and residential systems and meeting safe harbor guidelines.

The loan carries an interest rate of 7.5% per annum payable quarterly. Principal amount on the loan is expected to be repaid quarterly from the financing proceeds of the underlying projects. The ultimate maturity date for the loan is June 30, 2022. As of January 2, 2022 and January 3, 2021, we had $48.5 million and $77.8 million, respectively, outstanding under this facility.

Asset-Backed Loan with Bank of America
On March 29, 2019, we entered into a Loan and Security Agreement with Bank of America, N.A, which, together with subsequent amendments, provides a revolving credit facility secured by certain inventory and accounts receivable in the maximum aggregate principal amount of $75.0 million. The Loan and Security Agreement contains negative and affirmative covenants, events of default and repayment and prepayment provisions customarily applicable to asset-backed credit facilities. The facility bears a floating interest rate of LIBOR plus an applicable margin, and matures on the earliest of (1) October 15, 2022 (a date that is 91 days prior to the maturity of our 4.00% debentures due 2023), (2) March 29, 2024, or (3) the termination of the commitments thereunder. The balance outstanding on the revolver was $60.8 million and $32.8 million, respectively, as of January 2, 2022 and January 3, 2021.

Loan Agreement with CEDA

In 2010, we borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA’s tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the “Bonds”) under a loan agreement with CEDA. The Bonds were to mature on April 1, 2031 and bore interest at a fixed rate of 8.50% through maturity As per the terms of the agreement, the bonds were subject to a ‘make-whole’ provision, wherein if retired prior to April 1, 2021, the Company had to ‘make-whole’ the bond holders for the full amount of unpaid interest through the term of the loan. After the make-whole provision expired in April 2021, the bonds could be retired any time at par value.

During the fiscal year ended January 2, 2022, we repaid the outstanding principal amount of our $30.0 million loan with CEDA.

September 2011 Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, “Deutsche Bank Trust”)

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

As of January 2, 2022, and January 3, 2021, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $2.2 million and $2.7 million, respectively, which were fully collateralized with restricted cash on the consolidated balance sheets.

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. Each letter of credit issued under the facility is fully cash-collateralized and we have entered into a security agreement with Bank of the West, granting them a security interest in a cash collateral account established for this purpose.

As of January 2, 2022, letters of credit issued and outstanding under the Bank of the West facility totaled $19.3 million, which were fully collateralized with restricted cash on the consolidated balance sheets.

Non-Recourse Debt

We enter into other debt arrangements to finance our operations, including sometimes entering into project level non-recourse debt dependent on the needs of the project and vendor financing arrangements. As of January 2, 2022 and January 3, 2021, we had non-recourse debt of $4.6 million outstanding.

Note 12. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

The below table summarizes our transactions with Maxeon Solar for the fiscal year ended January 2, 2022 and January 3, 2021:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021
Purchases of photovoltaic modules (recorded in cost of revenues)	$224,576	96,217
Research and development expenses reimbursement received	$33,475	12,473
Income from transition services agreement, net	$5,876	6,260

The Company had the following balances related to transactions with Maxeon Solar as of January 2, 2022 and January 3, 2021:

	As of
(In thousands)	January 2, 2022	January 3, 2021
Prepaid and other current assets	$1,928	3,486
Accrued liabilities	$7,493	4,634
Accounts payable	$27,724	32,591
Other long-term liabilities	$1,458	—

Refer to Note 2. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong and SunStrong Partners.

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

Note 13. INCOME TAXES

In the year ended January 2, 2022, our income tax provision of $5.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $32.8 million was primarily due to deferred tax liability related to mark-to-market unrealized gains on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability. In the year ended January 3, 2021, our income tax provision of $57.5 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $654.6 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments. In the year ended December 29, 2019, our income tax provision of $16.5 million on a profit from continuing operations before income taxes and equity in earnings of unconsolidated investees of $191.0 million was primarily due to expenses from foreign power plant projects and tax expenses in foreign jurisdictions unrelated to Maxeon Solar that were profitable.

We do not have any income or loss from discontinued operations for the year ended January 2, 2022. In the year ended January 3, 2021, our income tax benefit of $3.2 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $125.6 million was primarily due to allocation of the state tax benefit related to discontinued operations, offset by foreign taxes in foreign jurisdictions that were profitable. In the year ended December 29, 2019, our income tax provision of $10.1 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $165.0 million was primarily due to tax expenses in foreign jurisdictions that were profitable.

The adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes, during fiscal 2021 did not have a material impact on our condensed consolidated financial statements.

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$(35,920)	$660,029	$139,420
Non-U.S. income (loss)	3,097	(5,460)	51,588
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$(32,823)	$654,569	$191,008
Provision for income taxes:
Current tax benefit (expense)
Federal	(125)	(846)	(328)
State	(2,047)	(35,383)	(370)
Foreign	568	(7,900)	(15,283)
Total current tax expense	(1,604)	(44,129)	(15,981)
Deferred tax benefit (expense)
Federal	—	—	(100)
State	(3,022)	(13,716)	—
Foreign	(593)	296	(428)
Total deferred tax benefit (expense)	(3,615)	(13,420)	(528)
Benefit from (provision for) income taxes	$(5,219)	$(57,549)	$(16,509)

The benefit from (provision for) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Statutory rate	21%	21%	21%
Tax benefit (expense) at U.S. statutory rate	$6,893	$(137,459)	$(40,112)
Foreign rate differential	(222)	(3,694)	(5,193)
State income taxes, net of benefit	(2,437)	(43,948)	(370)
Section 956 and Subpart F	(493)	(2,431)	(4,774)
Tax credits (investment tax credit and other)	1,661	1,323	2,684
Change in valuation allowance	(19,115)	201,660	35,439
Unrecognized tax benefits	(2,105)	(6,977)	(821)
Non-controlling interest & nontaxable income	740	—	(4,482)
Global intangible low-taxed income (“GILTI”)	(355)	(794)	3,088
Section 163L interest	(840)	(1,189)	(1,299)
Maxeon Spin-Off taxable gain	—	(54,537)	—
Excess tax benefit on stock-based compensation	13,789	711	—
Non-deductible executive compensation	(2,734)	(1,256)	(1,237)
Other, net	(1)	(8,958)	568
Total	$(5,219)	$(57,549)	$(16,509)

	As of
(In thousands)	January 2, 2022	January 3, 2021
Deferred tax assets:
Net operating loss carryforwards	$163,436	$153,931
Tax credit carryforwards	52,678	49,548
Reserves and accruals	60,208	54,052
Stock-based compensation stock deductions	3,187	3,242
Basis difference on third-party project sales	35,013	68,108
Identified intangible assets	5,644	6,502
Other	2,131	1,191
Total deferred tax assets	322,297	336,574
Valuation allowance	(173,481)	(141,715)
Total deferred tax assets, net of valuation allowance	148,816	194,859
Deferred tax liabilities:
Fixed asset basis difference	(15,031)	(20,691)
Investment in Enphase	(118,885)	(157,142)
Other	(29,697)	(28,257)
Total deferred tax liabilities	(163,613)	(206,090)
Net deferred tax asset	$(14,797)	$(11,231)

As of January 2, 2022, we had federal net operating loss carryforwards of $548.1 million for tax purposes, of which $406.1 million was generated prior to 2018 and will expire at various dates from 2033 to 2037. The remaining federal net operating loss carryforward of $142.0 million was generated in fiscal year 2018 and after and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). As of January 2, 2022, we had California state net operating loss carryforwards of approximately $841.4 million for tax purposes, of which $5.2 million relate to debt issuance and will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had credit carryforwards of approximately $72.6 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had California credit carryforwards of $4.7 million for state tax purposes, of which $4.0 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2023 to 2041, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

As of the end of fiscal year 2021, as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

On June 29, 2020, the California Assembly Bill (“AB 85”) suspended the use of California net operating loss deduction and limited the maximum business incentive tax credit utilization to $5.0 million annually starting with tax years beginning on or after January 1, 2020 through December 31, 2022. Subsequently on February 9, 2022, California Senate Bill (“SB 113”) was enacted and restores the use of net operating losses and business tax credits that were suspended or limited under AB 85 one year earlier, allowing tax attributes to be used in fiscal year 2022. The tax impact of the new legislation will be recorded in the first quarter of fiscal 2022 in the period of enactment.

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States and Mexico and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize the U.S. net deferred tax assets. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for continuing operations for fiscal 2021 and 2020 was $31.8 million and $196.0 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations during fiscal 2021, 2020, and 2019 is as follows:

	Fiscal Year
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance, beginning of year	$86,953	$73,439	$71,765
Additions for tax positions related to the current year	2,345	15,179	137
Additions for tax positions from prior years	113	41	1,624
Reductions for tax positions from prior years/statute of limitations expirations	(5,129)	(1,634)	(28)
Foreign exchange (gain) loss	(69)	(72)	(59)
Balance at the end of the period	$84,213	$86,953	$73,439

Included in the unrecognized tax benefits at fiscal 2021 and 2020 for continuing operations is $16.7 million and $16.3 million, respectively, that if recognized, would result in a reduction of our effective tax rate. The amounts differ from the long-term liability recorded of $14.7 million and $12.6 million as of fiscal 2021 and 2020, respectively, primarily due to marked to market deferred tax liability for fiscal 2020 and accrued interest and penalties.

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

Classification of Interests and Penalties

We accrue interest and penalties on tax contingencies and classify them as “provision for income taxes” in our consolidated statements of operations. Accrued interest as of January 2, 2022 and January 3, 2021 was approximately $2.3 million and $2.4 million, respectively. Accrued penalties as of January 2, 2022 was $0.6 million and not material for the period ending January 3, 2021.

Tax Years and Examination

We file tax returns in each jurisdiction in which we are registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid. The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 2, 2022:

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

Dividends - Common Stock

All common stockholders are entitled to receive equal per share dividends when and if declared by the Board of Directors, subject to the preferences applicable to any preferred stock outstanding. Certain of our debt agreements place restrictions on our and our subsidiaries’ ability to pay cash dividends.

Shares Reserved for Future Issuance Under Equity Compensation Plans

We had shares of common stock reserved for future issuance as follows:

(In thousands)	January 2, 2022	January 3, 2021
Equity compensation plans	22,908	17,953

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

ASC 260 requires that companies use income from continuing operations as a “control number” or benchmark to determine whether potential common shares are dilutive or antidilutive. When calculating discontinued operations, we used the same number of potential common shares used in computing the diluted per-share amount of income from continuing operations in computing all other reported diluted per-share amounts, even if the effect will be antidilutive compared to their respective basic per-share amounts.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Fiscal Year Ended
(In thousands, except per share amounts)	January 2, 2022	January 3, 2021	December 29, 2019
Basic net income (loss) per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(37,358)	$599,355	$206,820
Net (loss) income attributable to stockholders - discontinued operations	—	(124,307)	(184,661)
Net (loss) income attributable to stockholders	$(37,358)	$475,048	$22,159
Denominator:
Basic weighted-average common shares	172,436	169,801	144,796

Basic net (loss) income per share - continuing operations	$(0.22)	$3.53	$1.43
Basic net (loss) income per share - discontinued operations	—	(0.73)	(1.28)
Basic net (loss) income per share	$(0.22)	$2.80	$0.15

Diluted net income (loss) per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(37,358)	$599,355	$206,820
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	1,824	2,765
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	12,499	13,430
Net (loss) income available to common stockholders - continuing operations	(37,358)	613,678	223,015
Net (loss) income available to common stockholders - discontinued operations	$—	$(124,307)	$(184,661)
Denominator:
Basic weighted-average common shares	172,436	169,801	144,796
Effect of dilutive securities:
Restricted stock units	—	318	2,729
0.875% debentures due 2021	—	10,055	8,203
4.00% debentures due 2023	—	17,068	13,922
Dilutive weighted-average common shares:	172,436	197,242	169,650

Dilutive net (loss) income per share - continuing operations	$(0.22)	$3.11	$1.31
Dilutive net (loss) income per share - discontinued operations	—	(0.63)	(1.09)
Dilutive net (loss) income per share	$(0.22)	$2.48	$0.22

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Restricted stock units	1,651	3,250	929
0.875% debentures due 2021	1,575	—	—
4.00% debentures due 2023	17,068	—	—

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Cost of revenues	$4,272	$3,113	$2,740
Research and development	3,076	1,480	1,319
Sales, general, and administrative	18,554	14,961	15,741
Total stock-based compensation expense	$25,902	$19,554	$19,800

As of January 2, 2022, the total unrecognized stock-based compensation related to outstanding restricted stock units was $56.3 million, which we expect to recognize over a weighted-average period of 2.2 years.

Equity Incentive Programs

Stock-based Incentive Plans

During fiscal 2021, SunPower had one stock incentive plan: the SunPower Corporation 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan was adopted by our Board of Directors in February 2015 and was approved by stockholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year, 6 million shares, or such other number of shares as determined by our Board of Directors. In fiscal 2015, our Board of Directors voted to reduce the stock incentive plan’s automatic increase from 3% to 2% for 2016. As of January 2, 2022, approximately 23.0 million shares were available for grant under the 2015 Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that we pay on behalf of our employees. During fiscal 2021, 2020, and 2019, we withheld 0.4 million, 1.3 million, and 0.8 million shares, respectively, to satisfy the employees’ tax obligations. We have typically paid for such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock Units

The following table summarizes our non-vested restricted stock units’ activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of December 29, 2019	9,326	$7.75
Granted	12,797	11.10
Vested[2]	(3,596)	9.88
Forfeited	(11,360)	7.07
Outstanding as of January 3, 2021	7,167	13.75
Granted	1,932	30.47
Vested[2]	(2,905)	14.67
Forfeited	(1,325)	15.72
Outstanding as of January 2, 2022	$4,869	$19.30

1    We estimate the fair value of our restricted stock awards and units at our stock price on the grant date.

2    Vested restricted stock awards include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

Our RLC segment refers to sales of fully integrated solar, storage, and home energy solutions and components, through a combination of our third-party installing and non-installing dealer network and resellers and our in-house sales team, and includes the results of operations of Blue Raven upon the completion of its acquisition during the fourth quarter of fiscal 2021. The C&I Solutions segment refers to direct sales of turn-key EPC services and sales of energy under power purchase agreements (“PPAs”). Certain legacy businesses consisting of worldwide power plant project development and project sales that we are winding down, as well as U.S. manufacturing, are not significant to overall operations, and are deemed non-core to our other businesses and classified as “Others.” Certain key cross-functional support functions and responsibilities including corporate strategy, treasury, tax and accounting support and services, among others, continue to be centrally managed within the Corporate function.

Our chief executive officer, as the chief operating decision maker (“CODM”), reviews our business, manages resource allocations and measures performance of our activities between the RLC, C&I Solutions, and Other segments. The CODM further views the business performance of each segment under two key sources of revenues – Dev Co and Power Co. Dev Co refers to our solar origination and installation revenue stream within each segment, such as sale of solar power systems with our dealers and resellers network, as well as installation and EPC revenue. Power Co refers to our post-system sale recurring services revenue, mainly from asset management services and O&M services through our SunStrong partnership dealer services for RLC and our commercial dealer network for C&I Solutions. The risk profile of each revenue stream is different, and therefore the segregation of Dev Co and Power Co provides the CODM with appropriate information to review business performance and allocate resources to each segment.

One customer in our RLC segment accounted for approximately 15%, 18%, and 10% of total revenues for the year ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

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

Other Adjustments

Intersegment gross margin

Our U.S. manufacturing operations that were part of the Others segment manufactured and sold solar modules to both operating segments, RLC and C&I Solutions, based on transfer prices determined by management’s assessment of market-based pricing terms. Such intersegment sales and related costs were eliminated at the corporate level to derive our unaudited condensed consolidated financial results.

Gain or loss on sale and impairment of residential lease assets

In fiscal 2018 and 2019, in an effort to sell all the residential lease assets owned by us, we sold membership units representing a 49% membership interest in a majority of our residential lease business and retained a 51% membership interest. We record an impairment charge based on the expected fair value for a portion of residential lease assets portfolio that was retained. Any charges or credits on these remaining unsold residential lease assets, as well as corresponding depreciation savings, are excluded from our segment results as they are not reflective of ongoing operating results.

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

Executive transition costs

We incur non-recurring charges related to the hiring and transition of new executive officers. During the second quarter of fiscal 2021, we appointed a new chief executive officer and chief legal officer, and are investing resources in those executive transitions and in developing new members of management as we complete our restructuring transformation. We believe that it is appropriate to exclude these from our segment results as they are not reflective of ongoing operating results.

Business reorganization costs

In connection with the Spin-Off of Maxeon Solar in fiscal 2020, we incurred, and expect to continue to incur in upcoming quarters, non-recurring charges on third-party consulting expenses, primarily to enable the separation of shared information technology systems and applications. We believe that it is appropriate to exclude these from our segment results as they are not reflective of ongoing operating results.

Restructuring charges or credits

We incur restructuring expenses related to reorganization plans aimed towards realigning resources consistent with our global strategy and improving our overall operating efficiency and cost structure. Although we have engaged in restructuring activities in the past, each has been a discrete event based on a unique set of business objectives. We believe that it is appropriate to exclude these from our segment results as they are not reflective of ongoing operating results.

Results of operations of legacy business to be exited

We excluded the first quarter 2021 results of operations of our Hillsboro, Oregon, facility from our segment results given that the Hillsboro, Oregon, facility ceased revenue generation in the first fiscal quarter of 2021 and all subsequent activities are focused on the wind-down of operations. As such, they are not reflective of ongoing operating results.

Beginning in the fourth quarter of fiscal 2021, we also excluded the results of our legacy power plant and legacy O&M businesses, where we are not doing new business and the remaining activities comprise of true-up of estimated milestone payments, settlement of certain warranty obligations on projects, and other wind-down activities from our Non-GAAP results. These businesses are reported within our Others segment and are not representative of our core operations. As such, they are not reflective of ongoing operating results.

Litigation

We may be involved in various instances of litigation, claims, and proceedings that result in payments or recoveries. We exclude gains or losses associated with such events because the gains or losses do not reflect our underlying financial results in the period incurred. In the fourth quarter of 2021, we settled an ongoing litigation matter and excluded the recoveries from the settlement, net of certain litigation costs incurred, from our segment results. We also exclude all expenses pertaining to litigation relating to businesses that are discontinued as a result of the Spin-Off of Maxeon Solar, for which we are indemnifying them. We believe that it is appropriate to exclude such recoveries and charges from our segment results as they are not reflective of ongoing operating results.

Amortization of intangible assets

We incur amortization of intangible assets as a result of acquisitions, which includes non-compete arrangements, patents, purchased technology, project pipeline assets, and in-process research and development, including the acquisition of Blue Raven. We believe that it is appropriate to exclude these amortization charges from our segment results as they arise from prior acquisitions and are non-recurring in nature, and are therefore not reflective of ongoing operating results.

Acquisition-related costs

We will incur certain costs in connection with the acquisition of Blue Raven, that are either paid as part of the transaction or will be paid shortly after, but are considered post-acquisition compensation under the applicable GAAP framework due to the nature of such items. A majority of the expense incurred in the fourth quarter of fiscal 2021 represents cash paid to certain employees of Blue Raven for settlement of their pre-existing share-based payment plan, in excess of the respective fair value. Other post-combination expenses include change in fair value of contingent consideration as well as deferred post-combination employment expense payable to certain Blue Raven employees and sellers. We believe that it is appropriate to exclude these from our segment results as they are directly related to the acquisition transaction and non-recurring in nature, and are therefore not reflective of ongoing operating results.

Segment and Geographical Information

The following tables present segment results for fiscal 2021, 2020, and 2019 for revenues, gross margin, and adjusted EBITDA, each as reviewed by the CODM, and their reconciliation to our consolidated results under U.S. GAAP, as well as information about significant customers and revenues by geography based on the destination of the shipments, and property, plant and equipment, net by segment.

	Fiscal Year Ended
	January 2, 2022			January 3, 2021			December 29, 2019
(In thousands):	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others	Residential, Light Commercial	Commercial and Industrial Solutions	Others
Revenues from external customers:
Dev Co	$1,093,443	$173,424	$7,219	$824,065	$241,881	$6,527	$852,293	$211,495	$72,018
Power Co	27,760	18,041	2,981	24,008	12,930	20,603	11,560	31,816	40,884
Intersegment revenue	—	—	(11)	—	—	38,444	—	—	43,713
Total segment revenues as reviewed by CODM	$1,121,203	$191,465	$10,189	$848,073	$254,811	$65,574	$863,853	$243,311	$156,615
Segment gross profit as reviewed by CODM	$235,445	$(6,133)	$3,419	$156,083	$28,666	$(24,206)	$108,733	$7,147	$39,569
Adjusted EBITDA	$92,795	$(28,378)	$1,500	$67,228	$6,640	$(23,981)	$37,783	$(35,095)	$56,484

Reconciliation of Segment Revenues to Consolidated GAAP Revenues	Fiscal Year Ended
(In thousands):	January 2, 2022	January 3, 2021	December 29, 2019
Total segment revenues as reviewed by CODM	$1,322,857	$1,168,458	$1,263,779
Adjustments to segment revenues:
Intersegment elimination	11	(38,444)	(43,713)
Legacy utility and power plant projects	—	207	259
Legacy sale-leaseback transactions	—	—	45
Construction revenue on solar services contracts	—	(5,392)	(128,144)
Results of operations of legacy business to be exited	625	—	—
Consolidated GAAP revenues	$1,323,493	$1,124,829	$1,092,226

Reconciliation of Segment Gross Profit to Consolidated GAAP Gross Profit	Fiscal Year Ended
(In thousands):	January 2, 2022	January 3, 2021	December 29, 2019
Segment gross profit	$232,731	$160,543	$155,449
Adjustments to segment gross profit:
Intersegment elimination	548	17,366	32,808
Legacy utility and power plant projects	—	34	(993)
Legacy sale-leaseback transactions	—	(20)	4,763
Gain (loss) on sale and impairment of residential lease assets	1,537	1,860	1,703
Impairment of property, plant and equipment	—	(567)	—
Construction revenue on solar services contracts	—	(4,734)	(20,018)
Stock-based compensation expense	(4,261)	(2,612)	(2,390)
Amortization of intangible assets	—	(4,755)	(7,135)
Gain (loss) on business divestitures, net	(81)	—	—
Restructuring charges	—	12	—
Litigation	—	—	(709)
Results of operations of legacy business to be exited	(8,867)	—	—
Consolidated GAAP gross profit	$221,607	$167,127	$163,478

Reconciliation of Segments EBITDA to Loss before income taxes and equity in (earnings) losses of unconsolidated investees	Fiscal Year Ended
(In thousands):	January 2, 2022	January 3, 2021	December 29, 2019
Segment adjusted EBITDA	$65,917	$49,887	$59,172
Adjustments to segment adjusted EBITDA:
Legacy utility and power plant projects	—	34	(993)
Legacy sale-leaseback transactions	—	(20)	(5,680)
Mark-to-market gain (loss) on equity investments	21,712	690,818	156,345
Gain (loss) on sale and impairment of residential lease assets	6,494	1,815	(25,636)
Impairment of property, plant, and equipment, and equity method investment	—	(567)	—
Construction revenue on solar services contracts	—	(4,734)	7,012
Stock-based compensation expense	(25,902)	(19,554)	(19,800)
Amortization of intangible assets	(1,579)	(4,759)	(7,135)
Gain (loss) on business divestitures, net	143	10,476	143,400
Transaction-related costs	(3,153)	(2,040)	(5,294)
Executive transition costs	(2,583)	—	—
Business reorganization costs	(2,774)	(1,537)	—
Acquisition-related costs	(18,764)	—	—
Non-cash interest expense	—	—	(3)
Restructuring charges	(4,519)	(2,592)	(14,110)
Results of operations of legacy business to be exited	(8,867)	—	—
Litigation	(1,015)	(4,530)	(714)
Gain on convertible debt repurchased	—	2,520	—
Equity in losses of unconsolidated investees	—	—	1,716
Net loss (income) attributable to noncontrolling interests	(684)	(2,335)	(34,037)
Cash interest expense, net of interest income	(28,793)	(32,452)	(33,954)
Depreciation and amortization	(11,390)	(16,108)	(29,047)
Corporate	(17,068)	(9,753)	(234)
Income (loss) before income taxes and equity in loss of unconsolidated investees	$(32,825)	$654,569	$191,008

Note 18. SUBSEQUENT EVENTS

Planned Sale of the C&I Solutions Business

On February 6, 2022, we signed an Equity Purchase Agreement (the “definitive agreement”) with TotalEnergies Renewables for the sale of our C&I Solutions business as part of our focus on and investment in our RLC business. Subject to the terms and considerations set forth in the definitive agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business for aggregate cash consideration of $190.0 million, which is subject to certain adjustments, including cash, indebtedness, working capital surplus/shortfall, and transaction expenses. We will receive additional consideration of up to $60.0 million in cash if certain legislative action is taken between February 6 and June 30, 2022.

The sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale, and is currently expected to close before the end of the second quarter of fiscal 2022.

Master Supply Agreement with Maxeon Solar

On February 14, 2022, we entered into a Master Supply Agreement (the “Master Supply Agreement”) with Maxeon Solar, a Singapore public company limited by shares, which replaces the previous Supply Agreement, dated as of August 26, 2020, by and between us and Maxeon Solar, as amended (the “2020 Supply Agreement”). Under the Master Supply Agreement, we will purchase from Maxeon Solar, and Maxeon Solar will sell to us, certain designated products for use in residential and commercial solar applications in the territory as defined in the agreement, with Maxeon Solar exclusively selling certain designated residential products to us for a period of time as described in the agreement. The Master Supply Agreement will remain in effect until December 31, 2023, subject to customary early termination provisions triggered by a breach of the other party (with the right to cure depending on the breach) and insolvency events affecting the other party.

In connection with entry into the Master Supply Agreement, the parties agreed to terminate the 2020 Supply Agreement, effective as of February 14, 2022, which was entered into in connection with the Spin-Off in August 2020, with standard product warranty and outstanding payment and delivery obligations surviving.

Class Action Lawsuit

On February 16, 2022, a purported securities class action lawsuit was filed against the Company and certain of its officers and directors (the “Defendants”) in the United States District Court for the Northern District of California by putative shareholder Piotr Jaszczyszyn purportedly on behalf of a class consisting of those who acquired the Company's securities from August 3, 2021 to January 20, 2022. The complaint was filed following the Company’s January 20, 2022 announcement that it had identified a cracking issue that developed over time in certain factory-installed connectors and that it expects to record approximately $27.0 million of supplier-quality related charges in the fourth quarter of 2021 and approximately $4.0 million in the first quarter of 2022, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act. Specifically, the lawsuit claims that Defendants failed to disclose the following to investors: (1) that certain connectors used by the Company suffered from cracking issues; (2) that, as a result, the Company was reasonably likely to incur costs to remediate the faulty connectors; (3) that, as a result, the Company’s financial results would be adversely impacted; and (4) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The Company intends to vigorously defend the purported securities class action lawsuit and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether it will have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 2, 2022 at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2022 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

Management has excluded Blue Raven from its evaluation of internal control over financial reporting, which is included in the January 2, 2022 consolidated financial statements, beginning from the acquisition date of October 4, 2021, and constituted 11% and 34% of total and net assets, respectively, as of January 2, 2022, and 3% and 31% of revenues and net loss, respectively, for the year ended January 2, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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
4.1
Separation and Distribution Agreement, dated November 8, 2019, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

4.2
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

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).
4.5
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

10.2
Amendment to Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.3
Second Amendment to Affiliation Agreement, dated December 23, 2011, by and between Total G&P and SunPower Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.4
Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.5
Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.6
Amendment No. 5 to Affiliation Agreement, dated April 19, 2021, by and among SunPower Corporation, TotalEnergies Solar INTL SAS, and TotalEnergies Gaz & Electricité Holdings SAS (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2021).

10.7
Amendment No. 6 to Affiliation Agreement, dated October 29, 2021, by and among SunPower Corporation, TotalEnergies Solar INTL SAS, and TotalEnergies Gaz & Electricité Holdings SAS (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2021.

10.8
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.9
Transition and Retirement Letter Agreement, dated April 19, 2021, by and between SunPower Corporation and Thomas H. Werner (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2021).

10.10^
SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205207), filed with the Securities and Exchange Commission on June 25, 2015).

10.11^
Forms of agreements under SunPower Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).

10.12*	Outside Director Compensation Policy, as amended on October 21, 2020.
10.13^
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.14
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.15
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.16
Purchase and Sale Agreement, dated as of November 5, 2018, by and between SunPower Corporation and HA SunStrong Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).

10.17†
Master Supply Agreement, dated as of August 9, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of Enphase Energy, Inc.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2018).

10.18†
Amendment No. 1 to Master Supply Agreement, dated as of December 10, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2019).

10.19	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.

10.20	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.
10.21	Amendment No. 4 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.
10.22^
Equity Agreement and Release, dated as of June 25, 2018, by and between SunPower Corporation and Charles D. Boynton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2018).

10.23
Membership Interest Purchase Agreement, dated as of March 26, 2019, by and among SunPower Corporation, SunPower AssetCo, LLC, and Elizabeth Cady Lessee Holdco LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 10, 2019).

10.24^	Manavendra Sial - Final Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on August 1, 2019).
10.25
Investment Agreement, dated November 8, 2019, among SunPower Corporation, Maxeon Solar Technologies, Pte. Ltd., Tianjin Zhonghuan Semiconductor Co., Ltd. and, for the limited purposes set forth therein, TotalEnergies Solar INTL SAS (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

10.26
Debenture Repurchase Agreement, dated February 14, 2020, by and between SunPower Corporation and TotalEnergies Solar INTL SAS (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 8, 2020).

10.27^	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).
10.28^
2019 Management Career Transition Plan as amended May 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.29
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

10.30
Letter Agreement Related to Purchase Price Deposit, dated as July 31, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form 20-F filed by Maxeon Solar Technologies, Ltd. with the Securities and Exchange Commission on July 31, 2020).

10.31
Tax Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed by Maxeon Solar on August 27, 2020 (the “Maxeon Solar Form 6-K”))

10.32	Employee Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.3 to the Maxeon Solar Form 6-K)
10.33	Transition Services Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.4 to the Maxeon Solar Form 6-K)
10.34	Supply Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.5 to the Maxeon Solar Form 6-K)
10.35
First Amendment to Supply Agreement, dated February 25, 2021, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2021).

10.36	Back-to-Back Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.6 to the Maxeon Solar Form 6-K)
10.37	Brand Framework Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.7 to the Maxeon Solar Form 6-K)
10.38	Cross-License Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.8 to the Maxeon Solar Form 6-K).
10.39	Collaboration Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.9 to the Maxeon Solar Form 6-K).
10.40^
Employment Agreement, dated March 20, 2021, by and between SunPower Corporation and Peter Faricy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2021).

10.41
Securities Purchase Agreement, dated October 4, 2021, by and among SunPower Corporation, Falcon Acquisition HoldCo, Inc., Peterson Partners VII, L.P., Jenny Lynn Lee, as Trustee of The Keyhole Canyon Trust, dated July 28, 2021, Michael R. Cahill, as Trustee of The Skein Trust, dated July 13, 2021, Michael R. Cahill, as Trustee of The Gosling Trust, dated July 13, 2021, Jeffrey Lee, Benjamin Peterson, Michael Rands, The Church of Jesus Christ of Latter-day Saints, and Peterson Partners VII, L.P., solely in its capacity as Sellers’ representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2021).

10.42
Equity Purchase Agreement, dated as of February 6, 2022, by and between SunPower Corporation, Systems and TotalEnergies Renewables USA, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchanges Commission on February 10, 2022).

10.43†
Master Supply Agreement, dated as of February 14, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021 is formatted in Inline XBRL.

Exhibits marked with a caret (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with two asterisks (**) are furnished and not filed herewith.

Exhibits marked with an extended cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: February 25, 2022	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER FARICY	Chief Executive Officer and Director	February 25, 2022
Peter Faricy	(Principal Executive Officer)
/S/ MANAVENDRA S. SIAL	Executive Vice President and Chief Financial Officer	February 25, 2022
Manavendra S. Sial	(Principal Financial Officer)
/S/ VICHHEKA HEANG	Vice President, Corporate Controller and Principal Accounting Officer	February 25, 2022
Vichheka Heang	(Principal Accounting Officer)
*	Director	February 25, 2022
François Badoual
*	Director	February 25, 2022
Catherine A. Lesjak
*	Director	February 25, 2022
Thomas R. McDaniel
*	Director	February 25, 2022
Vincent Stoquart
*	Director	February 25, 2022
Nathalie Portes-Laville
*	Director	February 25, 2022
Laurent Wolffsheim
*	Director	February 25, 2022
Franck Trochet
*	Director	February 25, 2022
Patrick Wood III
*	Director	February 25, 2022
Bernadette Baudier
*	Director	February 25, 2022
Vinayak Hegde

* By:  /S/ MANAVENDRA S. SIAL
Manavendra S. Sial
Power of Attorney