Form 10-Q
period 2022-04-03
SUNPOWER CORP
filed 2022-05-06
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34166

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

The total number of outstanding shares of the registrant’s common stock as of April 29, 2022 was 173,862,474.

SunPower Corporation
Form 10-Q for the quarterly period ended April 3, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	April 3, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$142,250	$123,735
Restricted cash and cash equivalents, current portion[2]	681	691
Short-term investments	308,835	365,880
Accounts receivable, net[1]	116,354	121,268
Contract assets	35,721	25,994
Inventories	245,612	214,432
Advances to suppliers, current portion	2,685	462
Prepaid expenses and other current assets[1]	128,271	100,212
Current assets of discontinued operations[1]	179,484	120,792
Total current assets	1,159,893	1,073,466

Restricted cash and cash equivalents, net of current portion[2]	12,857	14,887
Property, plant and equipment, net	42,495	33,560
Operating lease right-of-use assets	30,337	31,654
Solar power systems leased, net	44,550	45,502
Goodwill	126,338	126,338
Other intangible assets, net	24,776	24,879
Other long-term assets	129,529	156,994
Long-term assets of discontinued operations	—	47,526
Total assets	$1,570,775	$1,554,806

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$179,069	$138,514
Accrued liabilities[1]	129,569	101,980
Operating lease liabilities, current portion	11,439	10,753
Contract liabilities, current portion[1]	66,127	62,285
Short-term debt	107,863	109,568
Convertible debt, current portion[1]	423,987	—
Current liabilities of discontinued operations[1]	138,153	86,496
Total current liabilities	1,056,207	509,596

Long-term debt	338	380
Convertible debt, net of current portion[1]	—	423,677
Operating lease liabilities, net of current portion	26,215	28,566
Contract liabilities, net of current portion	19,059	18,705
Other long-term liabilities[1]	109,295	141,197
Long-term liabilities of discontinued operations[1]	—	42,661
Total liabilities	1,211,114	1,164,782
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of April 3, 2022 and January 2, 2022	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 187,652 shares issued and 173,846 shares outstanding as of April 3, 2022; 186,452 shares issued and 173,052 shares outstanding as of January 2, 2022	174	173
Additional paid-in capital	2,719,927	2,714,500
Accumulated deficit	(2,150,083)	(2,122,212)
Accumulated other comprehensive income	11,170	11,168
Treasury stock, at cost: 13,807 shares of common stock as of April 3, 2022; 13,401 shares of common stock as of January 2, 2022	(222,573)	(215,240)
Total stockholders' equity	358,615	388,389
Noncontrolling interests in subsidiaries	1,046	1,635
Total equity	359,661	390,024
Total liabilities and equity	$1,570,775	$1,554,806

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” “convertible debt, net of current portion,” “other long-term liabilities,” “current assets of discontinued operations,” “current liabilities of discontinued operations,” and “long-term liabilities of discontinued operations” financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 9, Note 10, Note 11, and Note 12).

2 Amounts included in the “Restricted cash and cash equivalents, current portion” and “Restricted cash and cash equivalents, net of current portion” financial statement line items on our condensed consolidated balance sheets include cash balances set aside for various financial obligations including loans, distributions, letter of credit facilities, and other projects’ related cash transactions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Total revenues	$350,277	$240,136
Total cost of revenues	277,968	194,170
Gross profit	72,309	45,966
Operating expenses:
Research and development[1]	5,010	4,624
Sales, general, and administrative	76,996	42,267
Restructuring charges (credits)	627	3,766
(Gain) loss on sale and impairment of residential lease assets	—	(226)
(Income) expense from transition services agreement, net[1]	266	(3,087)
Total operating expenses	82,899	47,344
Operating income (loss)	(10,590)	(1,378)
Other (expense) income, net:
Interest income	42	52
Interest expense[1]	(5,044)	(7,027)
Other, net	1,444	(44,515)
Other (expense) income, net	(3,558)	(51,490)
(Loss) income from continuing operations before income taxes	(14,148)	(52,868)
Benefits from (provision for) income taxes	11,643	5,126
Net (loss) income from continuing operations	(2,505)	(47,742)
(Loss) income from discontinued operations before income taxes[1]	(26,298)	(1,854)
Benefits from (provision for) income taxes from discontinued operations	343	98
Net (loss) income from discontinued operations, net of taxes	(25,955)	(1,756)
Net (loss) income	(28,460)	(49,498)
Net loss (income) from continuing operations attributable to noncontrolling interests	339	595
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	518
Net loss (income) attributable to noncontrolling interests	589	1,113
Net (loss) income from continuing operations attributable to stockholders	(2,166)	(47,147)
Net (loss) income from discontinued operations attributable to stockholders	(25,705)	(1,238)
Net (loss) income attributable to stockholders	$(27,871)	$(48,385)

Net (loss) income per share attributable to stockholders - basic:
Continuing operations	$(0.01)	$(0.28)
Discontinued operations	$(0.15)	$(0.01)
Net (loss) income per share – basic	$(0.16)	$(0.29)

Net (loss) income per share attributable to stockholders - diluted:
Continuing operations	$(0.01)	$(0.28)
Discontinued operations	$(0.15)	$(0.01)
Net (loss) income per share – diluted	$(0.16)	$(0.29)

Weighted-average shares:
Basic	173,376	171,200
Diluted	173,376	171,200

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “revenues: solar power systems and components,” “operating expenses: research and development,” “operating expenses: (income) expense transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 3, Note 10, and Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net (loss) income	$(28,460)	$(49,498)
Components of other comprehensive income (loss):
Translation adjustment	2	(2)
Net change in derivatives	—	147
(Provision for) benefits from income taxes	—	(47)
Total other comprehensive income (loss)	2	98
Total comprehensive (loss) income	(28,458)	(49,400)
Comprehensive loss (income) attributable to noncontrolling interests	589	1,113
Comprehensive (loss) income attributable to stockholders	$(27,869)	$(48,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net income (loss)	—	—	—	—	—	(27,871)	(27,871)	(589)	(28,460)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,150,083)	$358,615	$1,046	$359,661

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

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net (loss) income	$(28,460)	$(49,498)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,665	2,849
Stock-based compensation	5,427	5,437
Non-cash interest expense	726	1,505
(Gain) loss on equity investments	(1,315)	44,730
(Gain) loss on sale of investments	—	(1,162)
Deferred income taxes	(13,750)	(3,901)
Other, net	845	(5,280)
Changes in operating assets and liabilities:
Accounts receivable	(12,354)	4,114
Contract assets	(6,519)	487
Inventories	(35,081)	(8,271)
Project assets	2,892	9,197
Prepaid expenses and other assets	(86,502)	1,429
Operating lease right-of-use assets	2,415	2,875
Advances to suppliers	(2,222)	(3,852)
Accounts payable and other accrued liabilities	41,444	(24,152)
Contract liabilities	22,066	(13,461)
Operating lease liabilities	(3,027)	(3,429)
Net cash used in operating activities	(108,750)	(40,383)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,636)	(1,964)
Investment in software development costs	(1,521)	—
Cash paid for solar power systems	—	(635)
Cash received from sale of investments	—	1,200
Cash paid for equity investments	(7,000)	—
Proceeds from sale of equity investment	149,830	—
Cash paid for investments in unconsolidated investees	(154)	—
Net cash provided by (used in) investing activities	132,519	(1,399)
Cash flows from financing activities:
Proceeds from bank loans and other debt	21,458	71,323
Repayment of bank loans and other debt	(23,944)	(35,076)
Repayment of non-recourse residential and commercial financing debt	—	(9,713)
Purchases of stock for tax withholding obligations on vested restricted stock	(7,332)	(2,118)
Net cash (used in) provided by financing activities	(9,818)	24,416
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,951	(17,367)
Cash, cash equivalents, and restricted cash, beginning of period	148,613	246,804
Cash, cash equivalents, and restricted cash, end of period	$162,564	$229,437

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$142,250	$213,105
Restricted cash and cash equivalents, current portion	681	10,928
Restricted cash and cash equivalents, net of current portion	12,857	5,404
Cash, cash equivalents, and restricted cash from discontinued operations	6,776	—
Total cash, cash equivalents, and restricted cash	$162,564	$229,437

Supplemental disclosure of cash flow information:
Property, plant and equipment acquisitions funded by liabilities	$922	$1,647
Right-of-use assets obtained in exchange for lease obligations	$877	$11,528
Cash paid for interest	$9,874	$11,437
Cash paid for income taxes	$250	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners and businesses. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of talented and driven in-house sales teams engaged in direct sales to end customers. We are invested in growing our business, by focusing on continued innovation, product development, and investments, while enhancing our customer experience and culture. SunPower is a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE) (see “Note 3. Transactions with Total and TotalEnergies SE”).

On February 6, 2022, we signed an Equity Purchase Agreement (the “Definitive Agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business. Subject to the terms and considerations set forth in the Definitive Agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business for aggregate cash consideration of $190.0 million, which is subject to certain adjustments, including cash, indebtedness, working capital surplus/shortfall, and transaction expenses. We will receive additional consideration of up to $60.0 million in cash if certain legislative action is taken between February 6 and June 30, 2022.

The sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale, and is currently expected to close before the end of the second quarter of fiscal 2022. The pending sale meets the criteria for classification as “discontinued operations” in accordance with the guidance in ASC 205-20. Refer to Note 2. Discontinued Operations for details.

Liquidity

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock any time prior to their maturity, instead of cash repayment. In order for us to fulfil our obligation to repay the 4.00% debentures due 2023, we could use proceeds of sale of shares of Enphase Energy, Inc (“Enphase”) common stock, cash generated from operations, and proceeds from the pending sale of our C&I Solutions business to TotalEnergies Renewables. The C&I Solutions sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale. We currently expect the sale to be completed during the second quarter of fiscal 2022. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets; as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 2, 2022 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The operating results for the three months ended April 3, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2022, and prior fiscal year, fiscal 2021, are 52-week fiscal years. The first quarter of fiscal 2022 ended on April 3, 2022, while the first quarter of fiscal 2021 ended on April 4, 2021.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities reported in these condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. Our actual financial results could materially differ from those estimates. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory and project asset write-downs; long-lived assets and goodwill impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; valuation of goodwill and intangible assets acquired in a business combination; valuation of contingent consideration in a business combination; valuation of contingencies such as warranty and litigation; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances.

Segment Information

As a result of classification of the C&I Solutions business as discontinued operations, we now operate in a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

Summary of Selected Significant Accounting Policies

The following significant accounting policies are updates to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. Refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 for the full list of our significant accounting policies. There have been no other material changes to our significant accounting policies except as disclosed below.

Retail installment contract receivables, net

In the fourth quarter of fiscal 2021, we launched SunPower FinancialTM, with an objective to make renewable energy affordable for more homeowners and increase access to underserved populations by offering a new line of financial products featuring expanded eligibility. The offering includes entering into a retail installment contract, together with a sale of the solar power system, offering a long-term loan to our customers at affordable rates to finance their purchase. These residential installment contracts allow us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20 - 25 years.

Revenue from the sale of solar power systems underlying these retail installment contracts is recognized similar to other contracts, when the solar power system is fully installed and final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains the significant risks and rewards of ownership of the solar power system. Further, in accordance with ASC 606, Revenue from Contracts with Customers, given the long-term nature of these receivables, a significant financing component is deemed to exist. We adjust the transaction price to quantify and defer the significant financing component at contract inception, using the discount rate that would be reflective of a separate financing transaction between the entity and its customer at contract inception. The significant financing component amount is deferred and recognized as revenue over the contract term. We recognize the interest income as revenue given the contracts are entered into in connection with the sales of our solar power systems and within our ordinary business activities.

As of April 3, 2022, the receivables are classified within current and non-current assets, based on the underlying contractual payment terms, as “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheet. We are actively looking to refinance the contracts with several third-party financial institutions.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment reduces the number of accounting models used for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features separately recognized from the host contracts. ASU 2020-06 is effective no later than the first quarter of fiscal 2022. Early adoption is permitted no earlier than the first quarter of fiscal 2021, and the ASU should be applied retrospectively. We adopted the ASU during the first quarter of fiscal 2022. The adoption did not have any impact on our consolidated financial statements and related disclosures.

Note 2. DISCONTINUED OPERATIONS

On February 6, 2022, we signed a definitive agreement with TotalEnergies Renewables, a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our C&I Solutions business. Subject to the terms and considerations set forth in the definitive agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business for aggregate cash consideration of $190.0 million, which is subject to certain adjustments, including cash, indebtedness, working capital surplus/shortfall, and transaction expenses. We will receive additional consideration of up to $60.0 million in cash if certain legislative action is taken between February 6 and June 30, 2022. The sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale, and is currently expected to close during the second quarter of fiscal 2022.

In accordance with the accounting guidance, the C&I Solutions business is now presented as a discontinued operations as the signing of the definitive agreement has occurred and the sale represents a strategic shift in our business that has major impacts on our current and historical financial results. For all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the condensed consolidated statement of operations, as well as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The following table presents the assets and liabilities of C&I Solutions as of April 3, 2022 and January 2, 2022, presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet:

	April 3, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$1,367	$3,395
Restricted cash and cash equivalents, current portion	2,970	3,466
Accounts receivable, net	21,945	5,522
Contract assets	52,649	55,673
Inventories	32,461	28,561
Advances to suppliers, current portion	2,814	2,813
Project assets - plants and land, current portion	10,173	8,105
Prepaid expenses and other current assets	14,290	13,257
Total current assets of discontinued operations	138,669	120,792

Restricted cash and cash equivalents, net of current portion	2,439	2,439
Property, plant and equipment, net	1,615	1,734
Operating lease right-of-use assets	27,351	27,572
Other long-term assets	9,410	15,781
Total assets of discontinued operations[1]	$179,484	$168,318

Liabilities
Current liabilities:
Accounts payable	$27,345	$38,541
Accrued liabilities	21,583	16,895
Operating lease liabilities, current portion	844	1,400
Contract liabilities, current portion	44,581	26,559
Short-term debt	2,778	3,101
Total current liabilities of discontinued operations	97,131	86,496

Operating lease liabilities, net of current portion	10,271	10,200
Contract liabilities, net of current portion	8,943	9,096
Other long-term liabilities	21,808	23,365
Total liabilities of discontinued operations[1]	$138,153	$129,157

1 As the sale of the C&I Solutions business is probable and expected to close in the second quarter of fiscal 2022, all assets and liabilities of discontinued operations as of April 3, 2022 are presented as "current assets of discontinued operations" and "current liabilities of discontinued operations" on our condensed consolidated balance sheets.

The following table presents financial results of C&I Solutions presented as discontinued operations in the condensed consolidated statement of operations in the corresponding periods:

	Three Months Ended
	April 3, 2022	April 4, 2021
Total revenues	$28,454	$66,262
Total cost of revenues	45,030	62,354
Gross (loss) profit	(16,576)	3,908
Operating expenses	8,350	5,868
Operating income (loss)	(24,926)	(1,960)
Other income (expense), net	(1,372)	106
(Loss) earnings before income taxes	(26,298)	(1,854)
(Provision for) benefits from income taxes	343	98
Net (loss) income from discontinued operations, net of taxes	(25,955)	(1,756)
Net (income) loss from discontinued operations attributable to noncontrolling interests	250	518
Net (loss) income from discontinued operations attributable to stockholders	$(25,705)	$(1,238)

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended
	April 3, 2022	April 4, 2021
Depreciation and amortization	$51	$1,746
Stock-based compensation	$26	$662
(Gain) loss on sale of investments	$—	$(1,162)

Note 3. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of April 3, 2022, ownership of our outstanding common stock by TotalEnergies SE and its affiliates was approximately 51%. Subsequent to the spin-off of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) completed on August 26, 2020 (the “Spin-Off”), Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares of SunPower did not change.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provides that our Board will include eleven members, composed of our president and chief executive officer, our immediate past chief executive officer, (“Mr. Werner”), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declines below certain thresholds, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into a further amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provides that our Board will remain at eleven members until March 31, 2022 and allows for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which has been filled as of December 31, 2021. The October Affiliation Agreement Amendment further provides that, after March 31, 2022, the Board will revert to nine members, at which time one independent director and one Total designee will resign from the Board. As previously disclosed, on March 31, 2022, one independent director and one Total designee resigned from the Board, and the Board reverted to nine members as of such date.

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

The Cooperation Agreement remains in effect until December 31, 2023, unless otherwise terminated. The obligations of the agreement will be transferred with the definitive agreement for the sale of our C&I Solutions business to TotalEnergies Renewables.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. Interest is payable semi-annually, beginning on July 15, 2016. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 4.00% debentures due 2023. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. The pending sale of our C&I Solutions business, and the resulting classification as discontinued operations in these condensed consolidated financial statements, does not qualify as a fundamental change under the indenture.

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	April 3, 2022	January 2, 2022
Accounts receivable	$489	$238

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Solar power systems sales	$271,644	$166,327
Component sales	59,877	50,732
Light commercial sales	14,196	15,718
Services and other	4,560	7,359
Total revenues	$350,277	$240,136

We recognize revenue from contracts with customers when we have completed our performance obligations under an identified contract. The revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the goods and services transferred.

Contract Assets and Liabilities

Contract assets consist of unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for our residential cash and loan customers. Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Refer to Note 5. Balance Sheet Components for further details. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	April 3, 2022	January 2, 2022
Contract assets	$41,653	$31,925
Contract liabilities	85,186	80,990

During the three months ended April 3, 2022, we recognized revenue of $34.3 million that was included in contract liabilities as of January 2, 2022. During the three months ended April 4, 2021, we recognized revenue of $28.5 million that was included in contract liabilities as of January 3, 2021.

As of April 3, 2022, we have entered into contracts with customers for sales of solar power systems, and components for an aggregate transaction price of $450.9 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	April 3, 2022	January 2, 2022
Accounts receivable, gross[1]	$131,872	$135,912
Less: allowance for credit losses	(15,181)	(14,375)
Less: allowance for sales returns	(337)	(269)
Accounts receivable, net	$116,354	$121,268

1 A lien exists on $83.8 million of our consolidated accounts receivable, gross, as of April 3, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Balance at beginning of period	$14,375	$13,850
Provision for credit losses	1,300	1,220
Write-offs	(494)	(826)
Balance at end of period	$15,181	$14,244

Inventories

	As of
(In thousands)	April 3, 2022	January 2, 2022
Photo-voltaic modules	$134,417	$130,671
Microinverters	30,926	24,040
Energy Storage Systems	42,660	26,849
Other solar power system component materials	37,609	32,872
Inventories1 2	$245,612	$214,432

1 A lien exists on $212.1 million of our gross inventory as of April 3, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

2 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	April 3, 2022	January 2, 2022
Deferred project costs	$76,069	$52,165
Deferred costs for solar power systems	15,839	18,834
Related-party receivables	8,483	3,684
Other	27,880	25,529
Prepaid expenses and other current assets	$128,271	$100,212

Property, Plant and Equipment, Net

	As of
(In thousands)	April 3, 2022	January 2, 2022
Manufacturing equipment	$3,848	$3,848
Leasehold improvements	29,950	28,936
Solar power systems	7,784	6,500
Computer equipment	23,993	23,112
Internal-use software	35,471	34,083
Furniture and fixtures	8,906	8,582
Transportation equipment	2,224	2,174
Work-in-progress	11,295	4,076
Property, plant and equipment, gross	123,471	111,311
Less: accumulated depreciation and impairment	(80,976)	(77,751)
Property, plant, and equipment, net[1]	$42,495	$33,560

1 Property, plant, and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	April 3, 2022	January 2, 2022
Equity investments with readily determinable fair value	$—	$91,473
Equity investments without readily determinable fair value	7,809	807
Equity investments with fair value option	8,528	8,374
Cloud computing arrangements implementation costs[1]	9,654	11,692
Deposits with related parties	11,000	11,000
Retail installment contract receivables, net of current portion	63,758	—
Long-term deferred project costs	4,422	4,542
Long-term prepaid taxes	1,464	4,145
Other	22,894	24,961
Other long-term assets	$129,529	$156,994

1 Includes our implementation costs incurred in cloud computing arrangements (“CCA”) which are capitalized as other long-term assets in accordance with the guidance in ASC 350-40, Internal-Use Software. As of April 3, 2022 and January 2, 2022, $0.5 million and $0.1 million, respectively, was included in amortization expense related to the amortization of our capitalized CCA costs.

Accrued Liabilities

	As of
(In thousands)	April 3, 2022	January 2, 2022
Employee compensation and employee benefits	$24,429	$15,641
Interest payable	3,579	8,005
Short-term warranty reserves	40,650	24,158
Restructuring reserve	1,500	2,137
Legal expenses	9,391	9,052
Taxes payable	5,525	4,606
Other	44,495	38,381
Accrued liabilities	$129,569	$101,980

Other Long-term Liabilities

	As of
(In thousands)	April 3, 2022	January 2, 2022
Deferred revenue	$39,255	$40,321
Long-term warranty reserves	37,846	56,124
Unrecognized tax benefits	15,189	14,689
Long-term pension liability	3,802	3,758
Long-term deferred tax liabilities	1,692	15,834
Long-term taxes payable	866	866
Related-party liabilities	1,458	1,458
Other	9,187	8,147
Other long-term liabilities	$109,295	$141,197

Accumulated Other Comprehensive Income

	As of
(In thousands)	April 3, 2022	January 2, 2022
Cumulative translation adjustment	$9,622	$9,620
Net gain on long-term pension liability obligation	1,548	1,548
Net gain on long-term derivative financial instrument	—	—
Deferred taxes	—	—
Accumulated other comprehensive income	$11,170	$11,168

Note 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

On October 4, 2021, we entered into a Securities Purchase Agreement to acquire all of the issued and outstanding membership interests of Blue Raven Solar Holdings LLC (“Blue Raven”), and 35% of the issued and outstanding membership interests in Albatross Software LLC, an affiliate of Blue Raven. Goodwill presented on our condensed consolidated financial statements represents Goodwill resulting from the acquisition of Blue Raven.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of April 3, 2022:
Developed technology	$3,700	$(617)	$3,083
Brand	15,800	(1,975)	13,825
Non-compete agreements	3,400	(566)	2,834
Software development costs[1]	5,100	(66)	5,034
Total	$28,000	$(3,224)	$24,776

As of January 2, 2022:
Developed technology	$3,700	$(308)	$3,392
Brand	15,800	(988)	14,812
Non-compete agreements	3,400	(283)	3,117
Software development costs[1]	3,579	(21)	3,558
Total	$26,479	$(1,600)	$24,879

1 Includes our external-use software development costs which are being capitalized in accordance with ASC 985-20, Software to be Sold or Leased Externally. Refer to Note 1. Organization and Summary of Significant Accounting Policies for details.

Aggregate amortization expense for intangible assets was $1.6 million and zero for the three months ended April 3, 2022 and April 4, 2021, respectively. No impairment loss was recorded for intangible assets for the three months ended April 3, 2022 and April 4, 2021.

As of April 3, 2022, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next four fiscal years was as follows, through the end of the useful life of all intangible assets:

Expected Amortization Expense
Fiscal Year	(In thousands)
2022 (remaining 9 months)	$7,192
2023	8,776
2024	5,846
2025	2,962
Total	$24,776

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis as of April 3, 2022 and January 2, 2022. We had no liabilities to measure and record at fair value on a recurring basis as of April 3, 2022 and January 2, 2022.

	April 3, 2022				January 2, 2022
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Equity investments with fair value option ("FVO")	8,528	8,528	—	—	8,374	8,374	—	—
Equity investments with readily determinable fair value	308,835	—	—	308,835	457,352	—	—	457,352
Total assets	$317,363	$8,528	$—	$308,835	$465,726	$8,374	$—	$457,352

Equity investments with fair value option (“FVO”)

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC ("SunStrong") and Dorado Development Partners, LLC (“Dorado DevCo”) joint ventures and SunStrong Partners, LLC (“SunStrong Partners”), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the three months ended April 3, 2022. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the three months ended April 3, 2022.

(In thousands)	Beginning balance as of January 2, 2022	Equity Distribution	Additional Investment	Other adjustment	Ending balance as of April 3, 2022
Equity investments with FVO	$8,374	$—	$154	$—	$8,528

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of April 3, 2022. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Equity investments	8,528	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$8,528

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three months ended April 3, 2022 and April 4, 2021, we recorded a gain of $1.3 million and a loss of $44.7 million, respectively, within “other, net” in our condensed consolidated statement of operations. During the three months ended April 3, 2022, we sold one million shares of Enphase common stock, in open market transactions for cash proceeds of $149.8 million. As of April 3, 2022, we retained 1.5 million shares of Enphase common stock.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of April 3, 2022 was $65.1 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of April 3, 2022 was $55.5 million. The fair value was determined using Level 2 inputs based on weighted average market indexed-based pricing from our retail installment loan purchase agreement pricing list and quarterly market interest rates as reported by an independent pricing source.

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

As of April 3, 2022, we had incurred cumulative costs of approximately $3.6 million in restructuring charges, primarily relating to the payment of severance benefits. Remaining activities on this January 2021 restructuring plan relate to payroll for some employees expected to be incurred through 2022, concurrent with the end of the R&D services agreement, as well as repayment of the remaining outstanding lease payments with respect to the facility.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate, and most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of April 3, 2022, we had incurred cumulative costs of approximately $6.4 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance and cash award payments for certain employees still retained by the restructuring plan.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$37	$3,671	$3,554
Other costs[1]	1	13	43
Total January 2021 Restructuring Plan	38	3,684	3,597

December 2019 Restructuring Plan:
Severance and benefits	183	(28)	6,207
Other costs[1]	—	112	159
Total December 2019 Restructuring Plan	183	84	6,366

Other restructuring[2]	406	(2)	69,047
Total restructuring charges (credits)	$627	$3,766	$79,010

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the three months ended April 3, 2022 includes $0.4 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business starting in the first quarter of fiscal 2022.

The following table summarizes the restructuring reserve activities during the three months ended April 3, 2022:

	Three months ended
(In thousands)	January 2, 2022	Charges (Benefits)	(Payments) Recoveries	April 3, 2022
January 2021 Restructuring Plan:
Severance and benefits	$764	$37	$(16)	$785
Other costs[1]	—	1	(1)	—
Total January 2021 Restructuring Plan	764	38	(17)	785

December 2019 Restructuring Plan:
Severance and benefits	1,373	183	(1,245)	311
Other costs[1]	—	—	—	—
Total December 2019 Restructuring Plan	1,373	183	(1,245)	311

Other restructuring[2]	—	406	(2)	404
Total restructuring reserve activities	$2,137	$627	$(1,264)	$1,500

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring activities during the three months ended April 3, 2022 includes $0.4 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business starting in the first quarter of fiscal 2022.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The table below presents the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Operating leases:
Operating lease expense	$3,215	$3,471
Sublease income	(87)	(106)
Rent expense	$3,128	$3,365

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,740	$3,919
Right-of-use assets obtained in exchange for leases	$877	$11,528
Weighted-average remaining lease term (in years) - operating leases	3.4	5.9
Weighted-average discount rate - operating leases	8.4%	8.9%

The future minimum lease payments to be paid under non-cancellable leases in effect as of April 3, 2022, are as follows (in thousands):

As of April 3, 2022	Operating Leases
2022 (remaining nine months)	$10,943
2023	12,864
2024	9,024
2025	5,249
2026	4,048
Thereafter	2,018
Total lease payments	44,146
Less: imputed interest	(6,491)
Total	$37,655

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 3, 2022 are as follows:

(In thousands)	Fiscal 2022 (remaining nine months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total[1]
Future purchase obligations	$197,304	$200,711	$1,710	$775	$778	$4,529	$405,807

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreement with Maxeon Solar entered into on August 26, 2020, as well as commitments to purchase Module-Level Power Electronics ("MLPEs”) supplied by one vendor. Our supply agreement with Maxeon Solar was amended on February 14, 2022, effective in the first quarter of fiscal 2022, and will remain in effect until December 31, 2023. The supply agreement also increases purchase prices and includes exclusivity provisions that will last until December 31, 2022 for certain products, and may be extended to October 13, 2023 for other products upon the satisfaction of certain conditions.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Balance at the beginning of the period	$80,282	$62,801
Accruals for warranties issued during the period	256	9,206
Settlements and adjustments during the period	(2,042)	(7,323)
Balance at the end of the period	$78,496	$64,684

In connection with the cracking issue identified in the fourth quarter of fiscal 2021, we recorded a one-time quality charge of $26.5 million during the fiscal year ended January 2, 2022. The total charge was estimated using assumptions of cost to be incurred on labor and material based on our plan and quoted third-party prices to replace all the installed and uninstalled connectors. During the first quarter of fiscal 2022, we proactively continued to replace all of the connectors and incurred an additional $1.0 million in costs in the quarter.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $15.2 million and $14.7 million as of April 3, 2022 and January 2, 2022, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax-related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits (“ITCs”) and U.S. Treasury Department (“U.S. Treasury”) cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a “Cash Grant”). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”) indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures typically allow us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of April 3, 2022 and January 2, 2022, our provision was $10.3 million and $9.6 million, respectively, primarily for tax-related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received the benefit of SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements, including all take-or-pay obligations (the “Back-to-Back Agreement”). As we remain a party to the Hemlock Agreements, we are contractually liable to the vendor along with Maxeon Solar.

Maxeon Solar’s remaining obligations under the Hemlock Agreements amount to $92.3 million for the remainder of fiscal 2022. This is gross of prepayments of $36.1 million as of April 3, 2022. We do not believe we have any current exposure under the Hemlock Agreements as of quarter ended April 3, 2022 as we are fully indemnified by Maxeon Solar under the Back-to-Back Agreement. As such, we do not carry any liability for the Hemlock Agreements on our condensed consolidated financial statements as long as Maxeon Solar complies with its obligations under the Hemlock Agreements and the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460 and we have recorded the liability of litigation of $4.4 million equal to the fair value of the guarantee provided as of the period ended April 3, 2022. There has been no change in the fair value of the liability since the initial valuation of the guarantee.

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

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as “Equity in earnings (losses) of unconsolidated investees” in our condensed consolidated statements of operations. Mark-to-market gains and losses on equity investments with readily determinable fair value are reflected as “other, net” under other income (expense), net in our condensed consolidated statements of operations. The carrying value of our equity investments, classified as “other long-term assets” on our condensed consolidated balance sheets, are as follows:

	As of
(In thousands)	April 3, 2022	January 2, 2022
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$308,835	$457,352
Total equity investments with readily determinable fair value [1]	308,835	457,352
Equity investments without readily determinable fair value:
OhmConnect investment[2]	5,000	—
Sea Bright investment[3]	2,000	—
Other equity investments without readily determinable fair value	809	807
Total equity investments without readily determinable fair value	7,809	807
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,374	8,374
Dorado Development Partners, LLC	154	—
SunStrong Partners, LLC	—	—
Total equity investment with fair value option	8,528	8,374
Total equity investments	$325,172	$466,533
1 During the three months ended April 3, 2022, we sold one million shares of Enphase common stock for cash proceeds. As of April 3, 2022, we had 1.5 million shares of Enphase common stock, all of which are within current assets as short-term investments. Refer to Note 7. Fair Value Measurements and Note 4. Balance Sheet Components for details.

2 During the three months ended April 3, 2022, we made an equity investment in OhmConnect, Inc. (“OhmConnect”) of $5.0 million cash in exchange for an equity interest of 1.8% at the time of purchase. The investment is accounted for as an equity investment without readily determinable fair value in accordance with the guidance in ASC 321, Investments - Equity Securities.

3 During the three months ended April 3, 2022, we made an equity investment in Sea Bright Solar, Inc. (“Sea Bright”) to purchase 20% of the outstanding equity of Sea Bright, and paid a consideration of $2.0 million. In accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, this investment is accounted for as an equity method investment without readily determinable fair value as we exercise significant influence.

Variable Interest Entities (“VIEs”)

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either unconsolidated VIEs or consolidated VIEs (refer to our Form 10-K for the fiscal year ended January 2, 2022 for further details on our various VIE arrangements).

Unconsolidated VIEs

In March 2022, we entered into a joint venture with Hannon Armstrong and SunStrong to form Dorado DevCo, a jointly-owned entity, to hold our residential lease solar power projects. Similar to our prior joint ventures for residential lease assets, SunPower and Hannon Armstrong will make total capital contributions of up to $7.9 million into Dorado DevCo for 50% effective equity interest, each. SunStrong, our existing joint venture with Hannon Armstrong was appointed as a manager of the entity. We also entered into a development asset purchase agreement to provide development services for solar power systems sold into the fund.

With respect to our interest in Dorado DevCo, we determined there is not sufficient equity at risk in the joint venture, thus, we determined the joint venture is a VIE as considered under the guidance in ASC 810, Consolidation. Based on the assessment of the required criteria for consolidation, we determined that SunStrong, as the manager of Dorado DevCo, has the power to make decisions over activities that significantly affect Dorado DevCo and subsidiaries. We and Hannon Armstrong do not have the power to unilaterally make decisions that affect the performance of the investee, and we do not have kick-out rights to unilaterally buyout the other party's equity interests, while Hannon Armstrong has a right to purchase our equity interest of the investee. In addition, much of our exposure to absorb the losses of the VIE that could potentially be significant to the VIE, or the right to receive the economic interest from the VIE, is in our capacity as a developer and service provider, where we provide development services at market terms. Therefore, we concluded we are not the primary beneficiary of the investee.

During the first quarter of fiscal 2022, we made a $0.2 million capital contribution in the equity method investee. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong, SunStrong Partners, and Dorado DevCo, our unconsolidated VIEs. Refer to Note 7. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

The following table presents summarized financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Summarized statements of operations information:
Revenues	$36,156	$33,097
Gross (loss) income	(974)	1,214
Net income (loss)	1,753	(45,789)

	As of
(In thousands)	April 3, 2022	January 2, 2022
Summarized balance sheet information:
Current assets	$88,086	$93,722
Long-term assets	1,658,386	1,626,125
Current liabilities	62,029	65,872
Long-term liabilities	1,317,835	1,295,540

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong and SunStrong Partners are as follows:

	As of
(In thousands)	April 3, 2022	January 2, 2022
Accounts receivable	$25,982	$28,900
Accrued liabilities	53	53
Contract liabilities	29,426	17,442

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Revenues and fees received from investees for products/services	$45,520	$49,647

Consolidated VIEs

For Solar Sail LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $4.3 million and $3.6 million for the three months ended April 3, 2022 and April 4, 2021, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of April 3, 2022, we had $66.3 million of assets from the consolidated VIEs.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	April 3, 2022				January 2, 2022
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% convertible debentures due 2023	$424,991	$423,987	$—	$423,987	$424,991	$—	$423,677	$423,677
Asset-Backed Loan	60,132	60,019	—	60,019	60,800	60,579	—	60,579
Safe Harbor Loan	47,624	47,306	—	47,306	48,529	47,894	—	47,894
Total recourse debt	$532,747	$531,312	$—	$531,312	$534,320	$108,473	$423,677	$532,150
Non-Recourse Debt:
Vendor Financing and Other Debt	$876	$538	$338	$876	$1,475	$1,095	$380	$1,475
Total non-recourse debt	876	538	338	876	1,475	1,095	380	1,475
Total	$533,623	$531,850	$338	$532,188	$535,795	$109,568	$424,057	$533,625

1 Refers to the total carrying value of the outstanding debt arrangement.

2 See table below for discussion on the fair value of the convertible debt. The carrying value of all of our non-convertible debt approximates the fair value, based on our intention to fully repay or transfer the obligations at their face values plus any applicable interest, and is categorized within Level 3 of the fair value hierarchy.

As of April 3, 2022, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2022 (remaining nine months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Aggregate future maturities of outstanding debt	$108,247	$425,057	$69	$73	$76	$101	$533,623

Convertible Debt

The following table summarizes our outstanding convertible debt:

	April 3, 2022			January 2, 2022
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
4.00% debentures due 2023	423,987	424,991	496,205	423,677	424,991	501,489

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

As of April 3, 2022 and January 2, 2022, letters of credit issued and outstanding under the Deutsche Bank Trust facility totaled $0.2 million and $2.2 million, respectively, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. Each letter of credit issued under the facility is 50% cash secured and we have entered into a security agreement with Bank of the West, granting them a security interest in a cash collateral account established for this purpose.

As of April 3, 2022 and January 2, 2022, letters of credit issued and outstanding under the Bank of the West facility totaled $21.6 million and $19.3 million, respectively, which were collateralized with restricted cash on the condensed consolidated balance sheets.

Note 12. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

The below table summarizes our transactions with Maxeon Solar for the three months ended April 3, 2022:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Purchases of photo-voltaic modules (recorded in cost of revenues)	$72,459	$58,154
Research and development expenses reimbursement received	$9,474	$9,373
Income (expense) from transition services agreement, net	$(266)	$3,087

We had the following balances related to transactions with Maxeon Solar as of April 3, 2022:

	As of
(In thousands)	April 3, 2022	January 2, 2022
Prepaid and other current assets	$995	$1,928
Accrued liabilities	$8,567	$7,493
Accounts payable	$30,834	$27,724
Other long-term liabilities	$1,458	$1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong and SunStrong Partners.

Note 13. INCOME TAXES

In the three months ended April 3, 2022, our income tax benefit of $11.6 million on a loss from continuing operations before income taxes of $14.1 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022. Our income tax benefit of $5.1 million in the three months ended April 4, 2021 on a loss from continuing operations before income taxes of $52.9 million was primarily due to the windfall benefit from stock-based compensation deduction, and true-up of estimated state tax liability.

In the three months ended April 3, 2022, our income tax benefit of $0.3 million on a loss from discontinued operations before income taxes of $26.3 million was primarily due to the state tax benefit of year to date operating losses. Our income tax benefit of $0.1 million in the three months ended April 4, 2021 on a loss from discontinued operations before income taxes of $1.9 million was primarily due to the state tax benefit of year to date operating losses.

During the three months ended April 3, 2022, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Total liabilities associated with uncertain tax positions were $15.2 million and $14.7 million as of April 3, 2022 and January 2, 2022, respectively. The increase of $0.5 million was primarily due to incremental accrual of interest and penalties on existing reserves and foreign exchange rate changes for non-US liabilities.

Note 14. NET INCOME (LOSS) PER SHARE

We calculate basic net income (loss) per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

Diluted weighted-average shares is computed by using the basic weighted-average number of common shares outstanding plus any potentially dilutive securities outstanding during the period using the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include restricted stock units and the outstanding senior convertible debentures.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2022	April 4, 2021
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(2,166)	$(47,147)
Net (loss) income attributable to stockholders - discontinued operations	(25,705)	(1,238)
Net (loss) income attributable to stockholders	$(27,871)	$(48,385)
Denominator:
Basic and dilutive weighted-average common shares	173,376	171,200

Basic and dilutive net (loss) income per share - continuing operations	$(0.01)	$(0.28)
Basic and dilutive net (loss) income per share - discontinued operations	(0.15)	(0.01)
Basic and dilutive net (loss) income per share	$(0.16)	$(0.29)

1 There was no add back of interest expense for the convertible debentures or effect of dilutive securities for the three months ended April 3, 2022 and April 4, 2021.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Restricted stock units	3,035	876
0.875% debentures due 2021	—	1,575
4.00% debentures due 2023	17,068	17,068

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Cost of revenues	$955	$584
Research and development	569	358
Sales, general, and administrative	3,877	3,409
Total stock-based compensation expense	$5,401	$4,351

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, including the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business, our ability to obtain financing, our plans regarding our senior convertible debentures, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, and our environmental, social, and governance initiatives and report. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners and businesses. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of talented and driven in-house sales teams engaged in direct sales to end customers.

As a result of classification of the C&I Solutions business as discontinued operations, we now operate in a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

For more information about our business, please refer to the section titled “Part I. Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Key Developments

Planned Sale of the C&I Solutions Business

On February 6, 2022, we signed an Equity Purchase Agreement (the “Definitive Agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business. Subject to the terms and considerations set forth in the Definitive Agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business for aggregate cash consideration of $190.0 million, which is subject to certain adjustments, including cash, indebtedness, working capital surplus/shortfall, and transaction expenses. We will receive additional consideration of up to $60.0 million in cash if certain legislative action is taken between February 6 and June 30, 2022.

The sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale, and is currently expected to close before the end of the second quarter of fiscal 2022. The pending sale meets the criteria for classification as “discontinued operations” in accordance with the guidance in ASC 205-20. Refer to Note 2. Discontinued Operations of the consolidated financial statements for details.

Environmental, Social, Governance (“ESG”) Update

We plan to publish our fiscal 2021 Environmental, Social, and Governance Report (“2021 ESG Report”) in the second quarter of fiscal 2022, as a continuation of our commitment to energy sustainability. This report describes the Company's energy sustainability and innovation strategies and addresses other environmental and social governance matters such as waste minimization and recycling, minimization of impact on natural resources, progress we have made in our pledge with our diversity, equity, and inclusion initiative, SunPower 25X25.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	April 3, 2022		April 4, 2021
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$350,277	100	$240,136	100
Total cost of revenues	277,968	79	194,170	81
Gross profit	72,309	21	45,966	19
Research and development	5,010	2	4,624	2
Sales, general, and administrative	76,996	22	42,267	18
Restructuring charges (credits)	627	—	3,766	1
(Gain) loss on sale and impairment of residential lease assets	—	—	(226)	—
(Income) expense from transition services agreement, net	266	—	(3,087)	(1)
Operating (loss) income	(10,590)	(3)	(1,378)	(1)
Other (expense) income, net	(3,558)	(1)	(51,490)	(21)
(Loss) income from continuing operations before income taxes	(14,148)	(4)	(52,868)	(22)
Benefits from (provision for) income taxes	11,643	3	5,126	2
Net (loss) income from continuing operations	(2,505)	(1)	(47,742)	(20)
Net loss (income) from continuing operations attributable to noncontrolling interests	339	—	595	—
Net (loss) income from continuing operations attributable to stockholders	$(2,166)	(1)	$(47,147)	(20)

Total Revenues

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Total revenues	$350,277	$240,136	46%
Our total revenues during the three months ended April 3, 2022 increased by 46%, as compared to the three months ended April 4, 2021, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, as well as a higher volume in organic residential business across all channels.

One customer accounted for approximately 10% and 16% of total revenues for the three months ended April 3, 2022 and April 4, 2021, respectively, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Cost of Revenues
Total cost of revenues	$277,968	$194,170	43%

Gross Margin
Total gross margin percentage	21%	19%

Our total cost of revenues increased by 43% during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, as a result of revenue growth from the Blue Raven acquisition and our other sales channels, partially offset by lower costs due to the shutdown of our Hillsboro, Oregon facility last year.

Our gross margin increased by 2 percentage points during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to the discontinuation of manufacturing and site shutdown in our Hillsboro, Oregon facility during the second quarter of fiscal 2021, as well as higher sales volume across all channels.

Research and Development (“R&D”)

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
R&D	$5,010	$4,624	8%
As a percentage of revenues	2%	2%

R&D expense increased by $0.4 million, or 8%, during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to higher labor costs from increased headcount.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
SG&A	$76,996	$42,267	82%
As a percentage of revenues	22%	18%

SG&A expenses increased by $34.7 million, or 82%, during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, increased strategic hiring across digital and business functions to support our growth strategy, as well as increase in acquisition-related charges and transaction costs for corporate strategic transactions such as acquisition and divestitures.

Restructuring charges (credits)

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Restructuring charges (credits)	$627	$3,766	(83)%
As a percentage of revenues	—%	1%

Restructuring charges in the three months ended April 3, 2022 primarily represent severance costs for certain employees as a result of our decision to exit the Light Commercial business starting in the first quarter of fiscal 2022, as well as remaining charges on our existing restructuring plans. See “Item 1. Financial Statements-Note 8. Restructuring” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

Restructuring charges decreased by $3.1 million, or 83%, during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to the decrease in restructuring charges for our 2021 restructuring plan related to closure of the Hillsboro, Oregon manufacturing facility, which began in the first quarter of fiscal 2021.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
(Gain) loss on sale and impairment of residential lease assets	$—	$(226)	(100)%
As a percentage of revenues	—%	—%

(Gain) loss on sale and impairment of residential lease assets decreased by $0.2 million during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to the large majority of residential lease assets being sold in prior years and no impairment deemed necessary in the quarter on the remaining portfolio.

(Income) expense from transition services agreement, net

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
(Income) expense from transition services agreement, net	$266	$(3,087)	(109)%
As a percentage of revenues	—%	(1)%

(Income) expense from the transition services agreement, net was lower by $3.4 million during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to the termination of a majority of the services in the third quarter of fiscal 2021, in accordance with the underlying agreement with Maxeon Solar.

Other (Expense) Income, Net

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Interest income	$42	$52	(19)%
Interest expense	(5,044)	(7,027)	(28)%
Other income (expense):
Other, net	1,444	(44,515)	(103)%
Other (expense) income, net	$(3,558)	$(51,490)	(93)%
As a percentage of revenues	(1)%	(21)%

Interest expense decreased by $2.0 million during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, due to lower debt in the quarter, primarily due to repayment of our 2021 convertible debentures in June 2021, as well as other recourse debt during the second quarter of fiscal 2021.

Other income increased by $46.0 million in the three months ended April 3, 2022 as compared to the three months ended April 4, 2021, primarily due to a gain of $1.3 million on equity investment with readily determinable fair value in the three months ended April 3, 2022, as compared to a loss of $44.7 million in the three months ended April 4, 2021.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Benefits from (provision for) income taxes	$11,643	$5,126	127%
As a percentage of revenues	3%	2%

In the three months ended April 3, 2022, our income tax benefit of $11.6 million on a loss from continuing operations before income taxes of $14.1 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022. Our income tax benefit of $5.1 million in the three months ended April 4, 2021 on a loss from continuing operations before income taxes of $52.9 million was primarily due to the windfall benefit from stock-based compensation deduction, and true-up of estimated state tax liability.

In the three months ended April 3, 2022, our income tax benefit of $0.3 million on a loss from discontinued operations before income taxes of $26.3 million was primarily due to the state tax benefit of year to date operating losses. Our income tax benefit of $0.1 million in the three months ended April 4, 2021 on a loss from discontinued operations before income taxes of $1.9 million was primarily due to the state tax benefit of year to date operating losses.

As of the end of the first quarter of fiscal 2022, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Net Loss (Income) from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended
(In thousands, except percentages)	April 3, 2022	April 4, 2021	% Change
Net loss (income) from continuing operations attributable to noncontrolling interests	$339	$595	(43)%

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

The net loss (income) attributable to noncontrolling interests decreased by $0.3 million for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily due to a higher allocation of net loss including tax credits and accelerated tax depreciation benefits, using the HLBV method, to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended April 3, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as disclosed below.

Retail installment contract receivables, net

Our retail installment contracts offer a long-term loan to our customers at affordable rates to finance their purchase. These residential installment contracts allow us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20 - 25 years.

Revenue from the sale of solar power systems underlying these retail installment contracts is recognized similar to other contracts, when the solar power system is fully installed and final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. Further, in accordance with ASC 606, Revenue from Contracts with Customers, given the long-term nature of these receivables, a significant financing component is deemed to exist. We adjust the transaction price to quantify and defer the significant financing component at contract inception, using the discount rate that would be reflective of a separate financing transaction between the entity and its customer at contract inception. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 3, 2022	April 4, 2021
Net cash used in operating activities	$(108,750)	$(40,383)
Net cash provided by (used in) investing activities	$132,519	$(1,399)
Net cash provided by (used in) financing activities	$(9,818)	$24,416

Operating Activities

Net cash used in operating activities for the three months ended April 3, 2022 of $108.8 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

The $68.4 million increase in cash used in operations in the three months ended April 3, 2022 compared to the corresponding three months ended April 4, 2021, was primarily due a higher net loss in the quarter compared to the corresponding prior quarter, after excluding non-cash items, most significantly, gain from sale and mark-to-market adjustment on Enphase shares. In addition, cash used in operations increased year over year due to higher accounts receivable from on-balance sheet retail installment contracts and higher inventories, partially offset by lower net payment for accounts payable and other accrued liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended April 3, 2022 of $132.5 million primarily consisted of proceeds from sale of equity investments, partially offset by cash paid for purchases of property, plant, and equipment, investments in intangible assets, and equity investments.

The $133.9 million increase in net cash provided by investing activities in the three months ended April 3, 2022 compared to the corresponding three months ended April 4, 2021, primarily resulted from the proceeds from sale of equity investments in the quarter, partially offset by higher cash paid for purchases of property, plant, and equipment, and cash paid for new equity investments in the quarter.

Financing Activities

Net cash used in financing activities for the three months ended April 3, 2022 of $9.8 million primarily consisted of net repayment of bank loans and other debt and purchases of stock for tax withholding obligations on vested restricted stock.

The $34.2 million increase in net cash used in financing activities in the three months ended April 3, 2022 compared to the corresponding three months ended April 4, 2021, primarily resulted from higher cash paid on purchases of stock for tax withholding obligations and lower net proceeds from bank loans and other debt.

Capital Resources

As of April 3, 2022, we had unrestricted cash and cash equivalents of $142.3 million as compared to $123.7 million as of January 2, 2022. These cash balances were held primarily in the United States; however, we had approximately $1.6 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

While we move towards a less capital-intensive business model in the near-term, with the sale of our C&I Solutions business expected to close in the second quarter of fiscal 2022, we will continue to need capital in order to grow our business, including investments in customer acquisition, product and digital, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, including accessing the capital markets.

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

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% debentures due 2023, $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock anytime prior to their maturity, instead of cash repayment. In order for us to fulfil our obligation to repay the 4.00% debentures due 2023, we could use proceeds of sale of shares of Enphase common stock, cash generated from operations, and pending sale of our C&I Solutions business to TotalEnergies Renewables. The C&I Solutions sale is subject to customary closing conditions, including internal restructuring of certain legal entities before they are ready for sale. We currently expect the sale to be completed before the end of the second quarter of fiscal 2022. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets; as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements-Note 11. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of April 3, 2022:

		Payments Due by Fiscal Period
(In thousands)	Total	2022	2023-2024	2025-2026	Beyond 2026
Convertible debt, including interest[1]	434,199	$8,500	$425,699	$—	$—
Other debt, including interest[2]	109,744	109,303	168	168	105
Operating lease commitments[3]	44,146	10,943	21,888	9,297	2,018
Supply agreement commitments[4]	405,807	197,304	202,421	1,553	4,529
Total	$993,896	$326,050	$650,176	$11,018	$6,652

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our senior convertible debentures due 2023, and interest of $9.2 million until maturity, of which $0.7 million is payable upon maturity in fiscal 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert.

2 Other debt, including interest, primarily relates to our non-recourse financing and other debt arrangements as described in Note 11. Debt and Credit Sources.

3 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

4 Supply agreement commitments primarily relate to arrangements entered into with several suppliers, including Maxeon Solar, for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods of two years and five years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 3, 2022 and January 2, 2022, total liabilities associated with uncertain tax positions were $15.2 million and $14.7 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting SunPower, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There have been no material changes in our market risk exposures since January 2, 2022, except as discussed below.

Interest Rate Risk

We are exposed to interest rate risk from our financing receivables based on the fixed rate of interest as established by the underlying contract between us and the customer. This risk is significant to our business because our financing model is sensitive to interest rate fluctuations, and given the fixed rate of interest for the retail installment contracts currently signed, we would be adversely affected by increases in interest rates or liquidity constraints as we have locked in fixed rates of interest lower than what will be required when we refinance the contracts with third-party financial institutions.

As of April 3, 2022, our retail installment contract receivables had a fair value of $55.5 million. In addition, a hypothetical 50 basis points change in market interest rates did not have a material effect on the fair value of these receivables.

Also, we are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems, as well as our long-term financing receivables through our retail installment contract receivable program. An increase in market interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 3, 2022 at a reasonable assurance level.

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

During the first quarter of fiscal 2022, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under “Item 1. Financial Statements—Note 9. Commitments and Contingencies—Legal Matters” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as disclosed below.

Supply chain constraints and inflationary pressures are causing the cost of solar cells and panels, and other components of the products we sell, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition. Conversely, an increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

While global solar cell and panel production capacity has materially increased overall, supply chain constraints have led to an environment of constrained capacity among solar cell and solar panel manufacturers. Supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition. For example, we have received requests from multiple suppliers to adjust pricing based on cost increases pertaining to raw materials, shipping and logistics, and finished goods, and are evaluating whether these requests are valid or permitted under our contracts. We ultimately may have to accept these and other future cost increases, whether for business or contractual reasons.

Conversely, excess capacity and industry competition have resulted in the past, and may again result, in substantial downward pressure on the price of solar cells and panels, including differentiated, premium products we offer. Intensifying competition could also cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, results of operations, financial condition, and cash flows. In addition, our internal pricing forecasts may not be accurate in either such market environment, which could cause our results of operations to be different than forecasted. Uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue, earnings, and cash flow.

Finally, the imposition by the United States of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market. For instance, the United States Department of Commerce is currently investigating whether crystalline silicon cells and module production in Cambodia, Malaysia, Thailand, and Vietnam circumvent anti-dumping and countervailing duty orders on such cells and modules from China. If the United States Department of Commerce issues an affirmative preliminary or final circumvention determination, a retroactive suspension from November 4, 2021 on crystalline silicon cell and module production in Cambodia, Malaysia, Thailand, and Vietnam could apply (along with the retroactive application of duties on these products). Because of the uncertainty created by this investigation, the cost to source these materials for our products could materially increase, which could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

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

Where appropriate, we use encryption and authentication technologies to secure the transmission and storage of data. However, the confidentiality, integrity or availability of our confidential data, or operational access to our network, systems or applications may be compromised as a result of security breaches (either of our systems and of the systems of third parties on which we rely), employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to our systems and confidential information. Likewise, while we devote resources to network security, data encryption, and other security measures to protect our systems and data, these measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, and/or target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques, implement adequate preventative measures, or promptly identify, contain, and remediate intrusions. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other forms of deceiving our team members, contractors, and temporary staff. We have experienced attacks and breaches of our systems in the past, and in February 2022, we discovered unauthorized access to certain of our systems. Together with outside cybersecurity firms, we conducted an investigation into the circumstances of this activity to determine its nature, scope, duration, and impacts. Our investigation has concluded, and our analysis showed no indication that personally identifiable information was taken, and no evidence that customer or financial data were impacted. We experienced limited interruptions to our business operations related to our containment and remediation efforts.

We expect to continue to experience an increasing number of attacks on our systems, and there can be no assurance that we will not experience additional breaches in the future. If we experience, or are perceived to have experienced, a significant security breach, or fail to detect, contain, and remediate a significant security breach, or fail to implement disclosure controls and procedures that provide for timely and accurate disclosure of security breaches deemed material to our business, including corrections or updates to previous disclosures, we could be exposed to a risk of significant loss, impairment of our ability to protect our intellectual property, increased insurance costs, remediation and prospective prevention costs, damage to our reputation and brand, loss of customers, employees, suppliers, and partners, litigation and possible liability, government investigations and enforcement actions, costs to comply with, and potential penalties for any violations of, applicable laws or regulations, including laws and regulations relating to the collection, use, and security of personally identifiable information and data and consumer protection laws related to our financing activities with residential customers, and other damage to our business, any or all of which could detrimentally affect our business, results of operations, cash flows, and financial condition. Although we maintain insurance that is intended to address certain of these risks, our insurance coverage may not cover or be sufficient to cover all losses or claims that may result from a cyber breach or related incident.

Our plan to sell our C&I Solutions business is subject to various risks and uncertainties, and involves significant time and expense, which could disrupt or adversely affect our business.

On February 6, 2022, we signed an Equity Purchase Agreement (the “Purchase Agreement”) with TotalEnergies Renewables for the sale of our C&I Solutions business. Subject to the terms and conditions set forth in the Purchase Agreement, TotalEnergies Renewables will acquire all of the issued and outstanding common stock of our C&I Solutions business (such transaction, the “C&I Sale”).

The C&I Sale, which is currently targeted to close in the second quarter of 2022, is subject to certain conditions being satisfied or waived by us or TotalEnergies Renewables, including, among other things, execution of a transition services agreement, back-to-back agreements for certain unassigned contracts, and other ancillary agreements; bring-down of certain representations and warranties; and consummation of a pre-closing restructuring, each as further detailed in the Purchase Agreement. The failure to satisfy all of the required conditions, or unanticipated developments, including challenges in executing the separation, could delay or prevent the completion of the C&I Sale. In addition, executing the C&I Sale requires significant time and attention from our senior management and employees, which could adversely affect our business, financial results, and results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 3, 2022 through January 30, 2022	22,990	$19.78	—	—
January 31, 2022 through February 27, 2022	8,875	$15.86	—	—
February 28, 2022 through April 3, 2022	374,716	$17.98	—	—
	406,581		—

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

10.2
Master Supply Agreement, dated as of February 14, 2022, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

SUNPOWER CORPORATION

Dated:	May 5, 2022	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer