Form 10-Q
period 2022-07-03
SUNPOWER CORP
filed 2022-08-03
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

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

The total number of outstanding shares of the registrant’s common stock as of July 29, 2022 was 174,092,855.

SunPower Corporation
Form 10-Q for the quarterly period ended July 3, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	July 3, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$206,355	$123,735
Restricted cash and cash equivalents, current portion[2]	1,024	691
Short-term investments	293,580	365,880
Accounts receivable, net[1]	149,166	121,268
Contract assets	30,358	25,994
Inventories	222,524	214,432
Advances to suppliers, current portion	2,216	462
Prepaid expenses and other current assets[1]	166,364	100,212
Current assets of discontinued operations[1]	—	120,792
Total current assets	1,071,587	1,073,466

Restricted cash and cash equivalents, net of current portion[2]	21,270	14,887
Property, plant and equipment, net	50,675	33,560
Operating lease right-of-use assets	28,809	31,654
Solar power systems leased, net	43,510	45,502
Goodwill	126,338	126,338
Other intangible assets, net	24,401	24,879
Other long-term assets[1]	169,882	156,994
Long-term assets of discontinued operations	—	47,526
Total assets	$1,536,472	$1,554,806

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$148,147	$138,514
Accrued liabilities[1]	155,273	101,980
Operating lease liabilities, current portion	10,506	10,753
Contract liabilities, current portion[1]	102,778	62,285
Short-term debt	62,089	109,568
Convertible debt, current portion[1]	424,298	—
Current liabilities of discontinued operations[1]	—	86,496
Total current liabilities	903,091	509,596

Long-term debt	54,130	380
Convertible debt, net of current portion[1]	—	423,677
Operating lease liabilities, net of current portion	23,544	28,566
Contract liabilities, net of current portion	18,674	18,705
Other long-term liabilities[1]	117,942	141,197
Long-term liabilities of discontinued operations[1]	—	42,661
Total liabilities	1,117,381	1,164,782
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of July 3, 2022 and January 2, 2022	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 188,011 shares issued and 174,081 shares outstanding as of July 3, 2022; 186,452 shares issued and 173,051 shares outstanding as of January 2, 2022	174	173
Additional paid-in capital	2,840,028	2,714,500
Accumulated deficit	(2,213,195)	(2,122,212)
Accumulated other comprehensive income	11,139	11,168
Treasury stock, at cost: 13,931 shares of common stock as of July 3, 2022; 13,401 shares of common stock as of January 2, 2022	(224,829)	(215,240)
Total stockholders' equity	413,317	388,389
Noncontrolling interests in subsidiaries	5,774	1,635
Total equity	419,091	390,024
Total liabilities and equity	$1,536,472	$1,554,806

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” “convertible debt, net of current portion,” “other long-term liabilities,” “current assets of discontinued operations,” “current liabilities of discontinued operations,” and “long-term liabilities of discontinued operations” financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 9, Note 10, Note 11, and Note 12).

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Total revenues[1]	$417,772	$260,751	$768,049	$500,887
Total cost of revenues	336,273	200,040	614,241	394,210
Gross profit	81,499	60,711	153,808	106,677
Operating expenses:
Research and development[1]	7,405	4,258	12,415	8,882
Sales, general, and administrative[1]	93,043	49,478	170,039	91,745
Restructuring (credits) charges	(494)	808	133	4,574
(Gain) loss on sale and impairment of residential lease assets	—	(68)	—	(294)
(Gain) loss on business divestitures, net	—	(5,290)	—	(5,290)
(Income) expense from transition services agreement, net[1]	(494)	(1,656)	(228)	(4,743)
Total operating expenses	99,460	47,530	182,359	94,874
Operating (loss) income	(17,961)	13,181	(28,551)	11,803
Other (expense) income, net:
Interest income	92	73	134	125
Interest expense[1]	(5,964)	(6,630)	(11,008)	(13,657)
Other, net	(14,652)	84,075	(13,208)	39,560
Other (expense) income, net	(20,524)	77,518	(24,082)	26,028
(Loss) income from continuing operations before income taxes	(38,485)	90,699	(52,633)	37,831
(Provision for) benefits from income taxes	(3,226)	(3,594)	8,417	1,532
Net (loss) income from continuing operations	(41,711)	87,105	(44,216)	39,363
(Loss) income from discontinued operations before income taxes[1]	(20,857)	(13,505)	(47,155)	(15,359)
Benefits from (provision for) income taxes from discontinued operations	241	1,169	584	1,267
Net (loss) income from discontinued operations, net of taxes	(20,616)	(12,336)	(46,571)	(14,092)
Net (loss) income	(62,327)	74,769	(90,787)	25,271
Net (income) loss from continuing operations attributable to noncontrolling interests	(785)	(11)	(446)	584
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	449	250	967
Net (income) loss attributable to noncontrolling interests	(785)	438	(196)	1,551
Net (loss) income from continuing operations attributable to stockholders	(42,496)	87,094	(44,662)	39,947
Net (loss) income from discontinued operations attributable to stockholders	(20,616)	(11,887)	(46,321)	(13,125)
Net (loss) income attributable to stockholders	$(63,112)	$75,207	$(90,983)	$26,822

Net (loss) income per share attributable to stockholders - basic:
Continuing operations	$(0.24)	$0.50	$(0.26)	$0.23
Discontinued operations	$(0.12)	$(0.07)	$(0.27)	$(0.08)
Net (loss) income per share – basic	$(0.36)	$0.43	$(0.53)	$0.15

Net (loss) income per share attributable to stockholders - diluted:
Continuing operations	$(0.24)	$0.46	$(0.26)	$0.23
Discontinued operations	$(0.12)	$(0.07)	$(0.27)	$(0.08)
Net (loss) income per share – diluted	$(0.36)	$0.39	$(0.53)	$0.15

Weighted-average shares:
Basic	173,951	172,640	173,664	171,920
Diluted	173,951	194,363	173,664	176,794

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (income) expense transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 3, Note 10, and Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (loss) income	$(62,327)	$74,769	$(90,787)	$25,271
Components of other comprehensive (loss) income:
Translation adjustment	(31)	6	(29)	4
Net change in derivatives	—	423	—	570
Benefits from (provision for) income taxes	—	63	—	16
Total other comprehensive (loss) income	(31)	492	(29)	590
Total comprehensive (loss) income	(62,358)	75,261	(90,816)	25,861
Comprehensive (income) loss attributable to noncontrolling interests	(785)	438	(196)	1,551
Comprehensive (loss) income attributable to stockholders	$(63,143)	$75,699	$(91,012)	$27,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net income (loss)	—	—	—	—	—	(27,871)	(27,871)	(589)	(28,460)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022	173,845	174	2,719,927	(222,573)	11,170	(2,150,083)	358,615	1,046	359,661
Net income (loss)	—	—	—	—	—	(63,112)	(63,112)	785	(62,327)
Other comprehensive income	—	—	—	—	(31)	—	(31)	—	(31)
Issuance of restricted stock to employees, net of cancellations	359	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,071	—	—	—	7,071	—	7,071
Purchases of treasury stock	(123)	—	—	(2,256)	—	—	(2,256)	—	(2,256)
Income taxes impact of sale of C&I Solutions business	—	—	(1,371)	—	—	—	(1,371)	—	(1,371)
Gain on sale of C&I Solutions business[1]	—	—	114,401	—	—	—	114,401	3,943	118,344
Balances at July 3, 2022	174,081	$174	$2,840,028	$(224,829)	$11,139	$(2,213,195)	$413,317	$5,774	$419,091

1 As TotalEnergies Renewables is a subsidiary of TotalEnergies SE, our parent company, the sale of our C&I Solutions business was a transaction under common control. As such, total gain on sale of our C&I Solutions business was included in Additional Paid-in-Capital within our condensed consolidated statements of equity. Refer to Note 2. Discontinued Operations for further details.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 3, 2021	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486
Net income (loss)	—	—	—	—	—	(48,385)	(48,385)	(1,113)	(49,498)
Other comprehensive income	—	—	—	—	98	—	98	—	98
Issuance of restricted stock to employees, net of cancellations	1,908	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	5,437	—	—	—	5,437	—	5,437
Bond/debentures conversion	4	—	155	—	—	—	155	—	155
Purchases of treasury stock	(76)	—	—	(2,120)	—	—	(2,120)	—	(2,120)
Other adjustments	—	—	(89)	—	—	392	303	—	303
Balances at April 4, 2021	172,264	172	2,691,423	(207,596)	8,897	(2,133,239)	359,657	1,206	360,863
Net income (loss)	—	—	—	—	—	75,207	75,207	(438)	74,769
Other comprehensive income	—	—	—	—	492	—	492	—	492
Issuance of restricted stock to employees, net of cancellations	664	—	—	—	—	—	—	—	—
Issuance of common stock to executive	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	—	9,225	—	—	—	9,225	—	9,225
Purchases of treasury stock	(187)	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Other adjustments	—	—	—	(25)	—	—	(25)	—	(25)
Balances at July 4, 2021	172,842	$172	$2,703,647	$(211,931)	$9,389	$(2,058,032)	$443,245	$768	$444,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net (loss) income	$(90,787)	$25,271
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,048	5,817
Stock-based compensation	12,499	15,050
Non-cash interest expense	1,559	3,155
Loss (gain) on equity investments	13,940	(39,016)
(Gain) loss on sale of investments	—	(1,162)
(Gain) loss on business divestitures, net	—	(224)
Deferred income taxes	(11,196)	(1,637)
Other, net	949	(6,215)
Changes in operating assets and liabilities:
Accounts receivable	(37,939)	(2,909)
Contract assets	7,333	24,498
Inventories	(17,059)	1,825
Project assets	295	6,305
Prepaid expenses and other assets	(169,798)	5,180
Operating lease right-of-use assets	5,432	6,365
Advances to suppliers	(2,072)	(3,284)
Accounts payable and other accrued liabilities	46,518	(42,229)
Contract liabilities	66,273	(8,554)
Operating lease liabilities	(7,572)	(6,589)
Net cash used in operating activities	(164,577)	(18,353)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,583)	(6,894)
Investment in software development costs	(2,725)	—
Proceeds from sale of property, plant, and equipment	—	900
Cash paid for solar power systems	—	(635)
Cash received from sale of investments	—	1,200
Proceeds from business divestitures, net of de-consolidated cash	—	10,516
Cash received from C&I Solutions sale, net of deconsolidated cash	146,303	—
Cash paid for equity investments	(16,420)	—
Proceeds from sale of equity investment	149,830	—
Proceeds from return of capital from equity investments	—	2,276
Cash paid for investments in unconsolidated investees	(3,318)	—
Net cash provided by investing activities	252,087	7,363
Cash flows from financing activities:
Proceeds from bank loans and other debt	100,276	95,396
Repayment of bank loans and other debt	(98,044)	(103,573)
Repayment of non-recourse residential and commercial financing debt	—	(9,798)
Repayment of convertible debt	—	(62,757)
Payments for financing leases	(118)	—
Issuance of common stock to executive	—	2,998
Purchases of stock for tax withholding obligations on vested restricted stock	(9,588)	(6,453)
Net cash used in financing activities	(7,474)	(84,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	80,036	(95,177)
Cash, cash equivalents, and restricted cash, beginning of period	148,613	246,804
Cash, cash equivalents, and restricted cash, end of period	$228,649	$151,627

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$206,355	$140,462
Restricted cash and cash equivalents, current portion	1,024	5,818
Restricted cash and cash equivalents, net of current portion	21,270	5,347
Total cash, cash equivalents, and restricted cash	$228,649	$151,627

Supplemental disclosure of cash flow information:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$4,635	$1,174
Right-of-use assets obtained in exchange for lease obligations	$1,526	$11,528
Working capital adjustment related to C&I Solutions sale	$6,265	$—
Accrued legal expenditures on equity method investment	$163	$—
Deconsolidation of right-of-use assets and lease obligations	$—	$3,340
Debt repaid in sale of commercial projects	$—	$5,585
Cash paid for interest	$11,186	$13,527
Cash paid for income taxes	$2,500	$20,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of talented and driven in-house sales teams engaged in direct sales to end customers. We are invested in growing our business by focusing on continued innovation, product development, and investments, while enhancing our customer experience and culture. SunPower is a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE) (see “Note 3. Transactions with Total and TotalEnergies SE”).

On February 6, 2022, we signed an Equity Purchase Agreement (the “Definitive Agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business for a preliminary purchase price of $190.0 million, subject to the terms and considerations set forth in the Definitive Agreement. The transaction closed on May 31, 2022, and upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. Refer to Note 2. Discontinued Operations for more details on the transaction.

Liquidity

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock any time prior to their maturity, instead of cash repayment. In order for us to fulfill our obligation to repay the 4.00% debentures due 2023, we could also use proceeds from the sale of shares of Enphase Energy, Inc (“Enphase”) common stock and cash generated from operations. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets, as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past, we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended such that we can sufficiently meet our obligations as they become due or on terms acceptable to us.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 2, 2022 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The operating results for the three and six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2022, and prior fiscal year, fiscal 2021, are 52-week fiscal years. The second quarter of fiscal 2022 ended on July 3, 2022, while the second quarter of fiscal 2021 ended on July 4, 2021.

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

Segment Information

As a result of the sale of our C&I Solutions business, we now operate in a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

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

Retail installment contract receivables, net

In the fourth quarter of fiscal 2021, we launched SunPower FinancialTM, with an objective to expand our relationship with our customers and to make renewable energy affordable for more homeowners and increase access to underserved populations by offering a new line of financial products featuring expanded eligibility. This includes entering into a retail installment contract, together with a sale of the solar power system, offering a long-term loan to our customers at affordable rates to finance their purchase. These retail installment contracts allow us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20-25 years.

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

As of July 3, 2022, the receivables are classified within current and non-current assets, based on the underlying contractual payment terms, as “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheet. We are actively looking to refinance the contracts with several third-party financial institutions.

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

Note 2. DISCONTINUED OPERATIONS

On February 6, 2022, we signed the Definitive Agreement with TotalEnergies Renewables for the sale of our C&I Solutions business. The transaction closed on May 31, 2022 pursuant to the terms of the Definitive Agreement, and TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of July 3, 2022, we recorded a payable of $6.3 million to Total, based on the latest estimate of closing date working capital. The consideration and working capital adjustment are currently estimates and subject to further review and adjustment by both parties within 90 days of closing, as per the terms of the Definitive Agreement.

As the sale represented a transaction between entities under common control, the gain was recorded as “additional paid-in capital” and “non-controlling interest” in our condensed consolidated balance sheets as of July 3, 2022, with a portion of the gain recorded in “non-controlling interest” due to the transfer of our safe harbor inventory from our consolidated VIE, Solar Sail, LLC (“Solar Sail”), to Total. The sale of the C&I Solutions business is a common control transaction in accordance with the guidance in ASC 805, Business Combinations, as TotalEnergies Renewables is a wholly owned subsidiary of TotalEnergies SE that holds a more than 50% voting interest in the Company and TotalEnergies Renewables as of July 3, 2022. As such, the difference between the total cash consideration received and the net book value of the C&I Solutions business, and the estimated working capital adjustment recorded, was recorded as an equity transaction.

We also incurred transaction costs in connection with the sale of $8.3 million and $10.6 million for the three and six months ended July 3, 2022, respectively, which were expensed as incurred and included within “loss from discontinued operations before income taxes” in our condensed consolidated statements of operations. We began incurring these transaction costs in the second quarter of fiscal 2021, and incurred transaction costs of $0.3 million in the three and six months ended July 4, 2021.

The following table presents the gain on sale of our C&I Solutions business recorded within our condensed consolidated statements of equity for the three months ended July 3, 2022:

Three Months Ended
July 3, 2022
Net cash consideration	$149,171
Less: Estimated final working capital adjustment (as of July 3, 2022)	6,265
Less: Net book value of assets sold	24,562
Gain on sale of C&I Solutions business	$118,344

Gain on sale of C&I Solutions business - within additional paid-in capital	$114,401
Gain on sale of C&I Solutions business - within non-controlling interest	$3,943

In accordance with the accounting guidance, the C&I Solutions business is presented as discontinued operations for the period up to and including the date of the sale, including the first quarter of fiscal 2022 as the signing of the Definitive Agreement had occurred and the sale represented a strategic shift in our business with major impacts on our current and historical financial results. As such, for all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the condensed consolidated statement of operations, as well as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The following table presents the assets and liabilities of C&I Solutions as of January 2, 2022, presented as assets and liabilities of discontinued operations on the condensed consolidated balance sheet:

January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$3,395
Restricted cash and cash equivalents, current portion	3,466
Accounts receivable, net	5,522
Contract assets	55,673
Inventories	28,561
Advances to suppliers, current portion	2,813
Project assets - plants and land, current portion	8,105
Prepaid expenses and other current assets	13,257
Total current assets of discontinued operations	120,792

Restricted cash and cash equivalents, net of current portion	2,439
Property, plant and equipment, net	1,734
Operating lease right-of-use assets	27,572
Other long-term assets	15,781
Total assets of discontinued operations	$168,318

Liabilities
Current liabilities:
Accounts payable	$38,541
Accrued liabilities	16,895
Operating lease liabilities, current portion	1,400
Contract liabilities, current portion	26,559
Short-term debt	3,101
Total current liabilities of discontinued operations	86,496

Operating lease liabilities, net of current portion	10,200
Contract liabilities, net of current portion	9,096
Other long-term liabilities	23,365
Total liabilities of discontinued operations	$129,157

The following table presents financial results of C&I Solutions presented as discontinued operations in the condensed consolidated statement of operations in the corresponding periods:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Total revenues	$8,256	$48,176	$36,710	$114,438
Total cost of revenues	14,830	47,856	59,860	110,210
Gross (loss) profit	(6,574)	320	(23,150)	4,228
Operating expenses	13,781	12,771	22,131	18,639
Operating (loss) income	(20,355)	(12,451)	(45,281)	(14,411)
Other (expense) income, net	(502)	(1,054)	(1,874)	(948)
(Loss) earnings before income taxes	(20,857)	(13,505)	(47,155)	(15,359)
Benefits from (provision for) income taxes	241	1,169	584	1,267
Net (loss) income from discontinued operations, net of taxes	(20,616)	(12,336)	(46,571)	(14,092)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	449	250	967
Net (loss) income from discontinued operations attributable to stockholders	$(20,616)	$(11,887)	$(46,321)	$(13,125)

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Six Months Ended
	July 3, 2022	July 4, 2021
Depreciation and amortization	$85	$2,436
Stock-based compensation	$21	$1,445
(Gain) loss on change in valuation of equity method investments	$—	$(726)
(Gain) loss on sale of investments	$—	$(1,162)
Loss (gain) on business divestiture	$—	$5,066

Note 3. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

In June 2011, Total completed a cash tender offer to acquire 60% of our then outstanding shares of common stock at a price of $23.25 per share, for a total cost of approximately $1.4 billion. In December 2011, we entered into a Private Placement Agreement with Total, under which Total purchased, and we issued and sold, 18.6 million shares of our common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of our outstanding common stock as of that date. As of July 3, 2022, ownership of our outstanding common stock by TotalEnergies SE and its affiliates was approximately 51%. Subsequent to the spin-off of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) completed on August 26, 2020 (the “Spin-Off”), Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares of SunPower did not change.

On May 25, 2022, Total announced the signature of agreements with Global Infrastructure Partners (“GIP”) to acquire 50% of Clearway Energy Group (“CEG”) from them. As consideration, Total will pay $1.6 billion in cash, as well as an interest of 50% minus one share in the wholly-owned subsidiary of Total that holds all of Total's holding of approximately 51% of our outstanding common stock. The transaction is expected to close in late fiscal 2022.

Affiliation Agreement

In April 2011, we and Total entered into an Affiliation Agreement that governs the relationship between Total and us (the “Affiliation Agreement”). Until the expiration of a standstill period specified in the Affiliation Agreement (the “Standstill Period”), and subject to certain exceptions, Total, TotalEnergies SE, and any of their respective affiliates and certain other related parties (collectively, the “Total Group”) may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds, or request us or our independent directors, officers, or employees to amend or waive any of the standstill restrictions applicable to the Total Group. The Standstill Period ends when Total holds less than 15% ownership of us.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provided that our Board would include eleven members, composed of our president and chief executive officer, our immediate past chief executive officer, (“Mr. Werner”), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declined below certain thresholds, the number of members of the Board that Total was entitled to designate will be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into an additional amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provided that our Board would remain at eleven members until March 31, 2022 and allowed for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which has been filled as of December 31, 2021. The October Affiliation Agreement Amendment further provided that, after March 31, 2022, the Board would revert to nine members, at which time one independent director and one Total designee will resign from the Board. As previously disclosed, on March 31, 2022, one independent director and one Total designee resigned from the Board, and the Board reverted to nine members as of such date.

Cooperation Agreement

In December 2020, we entered into a Strategic Cooperation Framework Agreement (the “Cooperation Agreement”) with Total that governed the ongoing relationship between us and Total with respect to development and sale of certain future commercial solar power projects. As a result of the sale of our C&I Solutions business on May 31, 2022, we transferred our obligations under the Cooperation Agreement to TotalEnergies Renewables.

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. Interest is payable semi-annually, beginning on July 15, 2016. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 4.00% debentures due 2023. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. The sale of our C&I Solutions business during the quarter, and the resulting classification as discontinued operations in these condensed consolidated financial statements, does not qualify as a fundamental change under the indenture.

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	July 3, 2022	January 2, 2022
Accounts receivable	$489	$238
Prepaid expenses and other current assets	$4,385	$—
Other long-term assets	$505	$—
Accrued Liabilities	$6,906	$—

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
(Income) expense from transition services agreement, net	$(518)	$—	$(518)	$—
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	2,000	2,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Solar power systems sales	$320,294	$172,837	$591,938	$339,164
Component sales	74,542	56,656	134,419	107,388
Light commercial sales	24,569	19,107	38,765	34,825
Services and other[1]	(1,633)	12,151	2,927	19,510
Total revenues	$417,772	$260,751	$768,049	$500,887

1 The reduction in “services and other” revenue for the three months ended July 3, 2022 was due to the reversal of variable consideration on two of our legacy large power plant projects that we sold in fiscal 2018 and 2019.

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

	As of
(In thousands)	July 3, 2022	January 2, 2022
Contract assets	$34,051	$31,925
Contract liabilities	121,452	80,990

During the three and six months ended July 3, 2022, we recognized revenue of $40.0 million and $38.1 million that was included in contract liabilities as of April 3, 2022 and January 2, 2022. During the three and six months ended July 4, 2021, we recognized revenue of $21.2 million and $23.2 million that was included in contract liabilities as of April 4, 2021 and January 3, 2021.

As of July 3, 2022, we have entered into contracts with customers for sales of solar power systems and components for an aggregate transaction price of $817.9 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	July 3, 2022	January 2, 2022
Accounts receivable, gross[1]	$165,065	$135,912
Less: allowance for credit losses	(15,659)	(14,375)
Less: allowance for sales returns	(240)	(269)
Accounts receivable, net	$149,166	$121,268

1 A lien exists on $106.9 million of our consolidated accounts receivable, gross, as of July 3, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

Allowance for Credit Losses

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Balance at beginning of period	$15,181	$14,244	$14,375	$13,850
Provision for credit losses	628	244	1,928	1,464
Write-offs	(150)	(289)	(644)	(1,115)
Balance at end of period	$15,659	$14,199	$15,659	$14,199

Inventories

	As of
(In thousands)	July 3, 2022	January 2, 2022
Photo-voltaic modules	$109,239	$130,671
Microinverters	22,958	24,040
Energy Storage Systems	52,287	26,849
Other solar power system component materials	38,040	32,872
Inventories1 2	$222,524	$214,432

1 A lien exists on $196.1 million of our gross inventory as of July 3, 2022 in connection with a Loan and Security Agreement entered into on March 29, 2019. See Note 11. Debt and Credit Sources.

2 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	July 3, 2022	January 2, 2022
Deferred project costs	$101,162	$52,165
Deferred costs for solar power systems	22,146	18,834
Related-party receivables	6,465	3,684
Other	36,591	25,529
Prepaid expenses and other current assets	$166,364	$100,212

Property, Plant and Equipment, Net

	As of
(In thousands)	July 3, 2022	January 2, 2022
Testing equipment and tools	$191	$3,848
Leasehold improvements	15,424	28,936
Solar power systems	9,207	6,500
Computer equipment	12,040	23,112
Internal-use software	52,004	34,083
Furniture and fixtures	7,907	8,582
Transportation equipment	1,390	2,174
Vehicle finance leases	5,403	—
Work-in-progress	3,984	4,076
Property, plant and equipment, gross	107,550	111,311
Less: accumulated depreciation and impairment	(56,875)	(77,751)
Property, plant, and equipment, net[1]	$50,675	$33,560

1 Property, plant, and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	July 3, 2022	January 2, 2022
Equity investments with readily determinable fair value	$—	$91,473
Equity investments without readily determinable fair value	17,392	807
Equity investments with fair value option	11,692	8,374
Cloud computing arrangements implementation costs[1]	11,348	11,692
Deposits with related parties	11,399	11,000
Retail installment contract receivables, net of current portion	93,420	—
Long-term deferred project costs	4,286	4,542
Long-term prepaid taxes	1,302	4,145
Other	19,043	24,961
Other long-term assets	$169,882	$156,994

1 Includes our implementation costs incurred in cloud computing arrangements (“CCA”) which are capitalized as other long-term assets in accordance with the guidance in ASC 350-40, Internal-Use Software. As of July 3, 2022 and January 2, 2022, $1.4 million and $0.1 million, respectively, was included in amortization expense related to the amortization of our capitalized CCA costs.

Accrued Liabilities

	As of
(In thousands)	July 3, 2022	January 2, 2022
Employee compensation and employee benefits	$32,442	$15,641
Interest payable	7,855	8,005
Short-term warranty reserves	39,941	24,158
Restructuring reserve	268	2,137
Legal expenses	8,586	9,052
Taxes payable	5,630	4,606
Payable to Related Parties[1]	6,265	—
Short-term finance lease liabilities	1,391	—
Other	52,895	38,381
Accrued liabilities	$155,273	$101,980

1 Includes the payable to Total recorded on July 3, 2022 in connection with the sale of our C&I Solutions business, based on the latest estimate of closing date working capital.

Other Long-term Liabilities

	As of
(In thousands)	July 3, 2022	January 2, 2022
Deferred revenue	$38,102	$40,321
Long-term warranty reserves	38,643	56,124
Unrecognized tax benefits	15,385	14,689
Long-term pension liability	4,248	3,758
Long-term deferred tax liabilities	3,411	15,834
Long-term taxes payable	866	866
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	3,599	—
Other	12,230	8,147
Other long-term liabilities	$117,942	$141,197

Accumulated Other Comprehensive Income

	As of
(In thousands)	July 3, 2022	January 2, 2022
Cumulative translation adjustment	$9,591	$9,620
Net gain on long-term pension liability obligation	1,548	1,548
Accumulated other comprehensive income	$11,139	$11,168

Note 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

On October 4, 2021, we entered into a Securities Purchase Agreement to acquire all of the issued and outstanding membership interests of Blue Raven Solar Holdings, LLC (“Blue Raven”) and 35% of the issued and outstanding membership interests in Albatross Software, LLC, an affiliate of Blue Raven. Goodwill presented on our condensed consolidated financial statements represents Goodwill resulting from the acquisition of Blue Raven.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of July 3, 2022:
Developed technology	$3,700	$(925)	$2,775
Brand	15,800	(2,963)	12,837
Non-compete agreements	3,400	(850)	2,550
Software development costs[1]	6,286	(47)	6,239
Total	$29,186	$(4,785)	$24,401

As of January 2, 2022:
Developed technology	$3,700	$(308)	$3,392
Brand	15,800	(988)	14,812
Non-compete agreements	3,400	(283)	3,117
Software development costs[1]	3,579	(21)	3,558
Total	$26,479	$(1,600)	$24,879

1 Includes our external-use software development costs which are being capitalized in accordance with ASC 985-20, Software to be Sold or Leased Externally. Refer to Note 1. Organization and Summary of Significant Accounting Policies for details.

Aggregate amortization expense for intangible assets was $1.6 million and $3.2 million for the three and six months ended July 3, 2022, and zero for the three and six months ended July 4, 2021, respectively. No impairment loss was recorded for intangible assets for the three and six months ended July 3, 2022 and July 4, 2021.

As of July 3, 2022, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next four fiscal years was as follows, through the end of the useful life of all intangible assets:

Fiscal Year	Expected Amortization Expense
2022 (remaining 6 months)	$4,210
2023	10,467
2024	6,762
2025	2,962
Total	$24,401

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis as of July 3, 2022 and January 2, 2022. We had no liabilities to measure and record at fair value on a recurring basis as of July 3, 2022 and January 2, 2022.

	July 3, 2022				January 2, 2022
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Equity investments with fair value option ("FVO")	$11,692	$11,692	$—	$—	$8,374	$8,374	$—	$—
Equity investments with readily determinable fair value	293,580	—	—	293,580	457,352	—	—	457,352
Total assets	$305,272	$11,692	$—	$293,580	$465,726	$8,374	$—	$457,352

Equity investments with fair value option (“FVO”)

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC (“SunStrong”) and Dorado Development Partners, LLC (“Dorado DevCo”) joint ventures and SunStrong Partners, LLC (“SunStrong Partners”), to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the six months ended July 3, 2022. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the six months ended July 3, 2022.

(In thousands)	Beginning balance as of January 2, 2022	Equity Distribution	Additional Investment	Other adjustment	Ending balance as of July 3, 2022
Equity investments with FVO	$8,374	$—	$3,318	$—	$11,692

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of July 3, 2022. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Equity investments	$11,692	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$11,692

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and six months ended July 3, 2022, we recorded a loss of $15.2 million and $13.9 million, respectively, within “other, net” in our condensed consolidated statement of operations as compared to gains of $83.0 million and $38.3 million in the three and six months ended July 4, 2021. During the six months ended July 3, 2022, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $149.8 million. As of July 3, 2022, we hold 1.5 million shares of Enphase common stock.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of July 3, 2022 was $100.5 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of July 3, 2022 was $80.2 million. The fair value was determined using Level 2 inputs based on weighted average market indexed-based pricing from our retail installment loan purchase agreement pricing list and quarterly market interest rates as reported by an independent pricing source.

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

In connection with the closure, in April 2021, we signed agreements with two independent third parties to sell certain assets and liabilities, as well as retain and engage certain employees at the facility in providing R&D services. The proceeds for the assets and sale of R&D services reduced our previously anticipated restructuring charges by approximately $1.2 million. The R&D services agreement ended during the second quarter of fiscal 2022.

As of July 3, 2022, we had incurred cumulative costs of approximately $3.3 million in restructuring charges, primarily relating to the payment of severance benefits. The 2021 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance payments for certain employees retained.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate, most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of July 3, 2022, we had incurred cumulative costs of approximately $6.1 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan was completed during the second quarter of fiscal 2022.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$(303)	$(63)	$(266)	$3,608	$3,251
Other costs[1]	—	22	1	35	43
Total January 2021 Restructuring Plan	(303)	(41)	(265)	3,643	3,294

December 2019 Restructuring Plan:
Severance and benefits	(236)	847	(53)	819	5,971
Other costs[1]	—	—	—	112	159
Total December 2019 Restructuring Plan	(236)	847	(53)	931	6,130

Other restructuring[2]	45	2	451	—	69,092
Total restructuring charges (credits)	$(494)	$808	$133	$4,574	$78,516

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the three and six months ended July 3, 2022 included $0.0 million and $0.5 million, respectively, of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

The following table summarizes the restructuring reserve activities during the six months ended July 3, 2022:

	Six months ended
(In thousands)	January 2, 2022	Charges (Benefits)	(Payments) Recoveries	July 3, 2022
January 2021 Restructuring Plan:
Severance and benefits	$764	$(266)	$(230)	$268
Other costs[1]	—	1	(1)	—
Total January 2021 Restructuring Plan	764	(265)	(231)	268

December 2019 Restructuring Plan:
Severance and benefits	1,373	(53)	(1,320)	—
Other costs[1]	—	—	—	—
Total December 2019 Restructuring Plan	1,373	(53)	(1,320)	—

Other restructuring[2]	—	451	(451)	—
Total restructuring reserve activities	$2,137	$133	$(2,002)	$268

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the six months ended July 3, 2022 included $0.5 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The table below presents the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating and finance lease expense	$3,673	$3,346	$6,888	$6,817
Sublease income	(104)	(105)	(191)	(211)
Rent expense	$3,569	$3,241	$6,697	$6,606

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating and finance leases	$912	$4,082	$4,652	$8,001
Financing cash flows for finance leases	$118	$—	$118	$—
Right-of-use assets obtained in exchange for leases	$649	$—	$1,526	$11,528
Weighted-average remaining lease term (in years) - operating and finance leases	3.3	3.5	3.3	3.5
Weighted-average discount rate - operating and finance leases	8.3%	8.9%	8.3%	8.9%

The future minimum lease payments to be paid under non-cancellable leases in effect as of July 3, 2022, are as follows (in thousands):

As of July 3, 2022	Operating Leases
2022 (remaining six months)	$7,523
2023	14,354
2024	10,508
2025	6,502
2026	4,464
Thereafter	2,019
Total lease payments	45,370
Less: imputed interest	(6,330)
Total	$39,040

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 3, 2022 are as follows:

(In thousands)	Fiscal 2022 (remaining six months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total[1]
Future purchase obligations	$129,517	$200,974	$2,004	$929	$778	$4,529	$338,731

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreement with Maxeon Solar entered into on August 26, 2020, as well as commitments to purchase Module-Level Power Electronics ("MLPEs”) supplied by one vendor. On February 14, 2022, we entered into a Master Supply Agreement with Maxeon Solar which replaced the previous supply agreement dated as of August 26, 2020. the Master Supply Agreement was effective in the first quarter of fiscal 2022, and will remain in effect until December 31, 2023. The supply agreement also increases purchase prices and includes exclusivity provisions that will last until December 31, 2022 for certain products, and may be extended to October 13, 2023 for other products upon the satisfaction of certain conditions.

The terms of all our long-term supply agreements are reviewed annually by us and we assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Balance at the beginning of the period	$78,496	$64,684	$80,282	$62,801
Accruals for warranties issued during the period	3,610	469	3,866	9,675
Settlements and adjustments during the period	(3,522)	(5,735)	(5,564)	(13,058)
Balance at the end of the period	$78,584	$59,418	$78,584	$59,418

In connection with a cracking issue identified in the fourth quarter of fiscal 2021, we recorded a one-time quality charge of $26.5 million during the fiscal year ended January 2, 2022. The total charge was estimated using assumptions of cost to be incurred on labor and material based on our plan and quoted third-party prices to replace all the installed and uninstalled connectors. During the first and second quarters of fiscal 2022, there have been no significant changes to the original estimate. We plan to complete the majority of the repairs through fiscal 2023.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $15.4 million and $14.7 million as of July 3, 2022 and January 2, 2022, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

We are a party to various agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax-related matters including indemnification to customers under Section 48(c) of the Internal Revenue Code of 1986, as amended, regarding solar commercial investment tax credits (“ITCs”) and U.S. Treasury Department (“U.S. Treasury”) cash grant payments under Section 1603 of the American Recovery and Reinvestment Act (each a “Cash Grant”). Further, in connection with our sale of residential lease assets in fiscal 2018 to SunStrong, we provide Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”) indemnification related to cash flow losses arising from a recapture of California property taxes on account of a change in ownership, recapture of federal tax attributes and cash flow losses from leases that do not generate the promised savings to homeowners. The maximum exposure to loss arising from the indemnification for SunStrong is limited to the consideration received for the solar power systems. In each of these circumstances, payment by us is typically subject to the other party making a claim to us that is contemplated by and valid under the indemnification provisions of the particular contract, which provisions are typically contract-specific, as well as bringing the claim under the procedures specified in the particular contract. These procedures typically allow us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration or amount. In some instances, we may have recourse against third parties or insurance covering certain payments made by us.

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of July 3, 2022 and January 2, 2022, our provision was $9.7 million and $9.6 million, respectively, primarily for tax-related indemnifications.

SunPower is party to various supply agreements (collectively, the “Hemlock Agreements”) with Hemlock Semiconductor Operations, LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, for the procurement of polysilicon. In connection with the Spin-Off, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received the benefit of SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements, including all take-or-pay obligations (the “Back-to-Back Agreement”). As we remain a party to the Hemlock Agreements, we are contractually liable to the vendor along with Maxeon Solar.

During the second quarter of fiscal 2022, Hemlock communicated to us and Maxeon Solar that they believe that certain price escalation clauses for silicon metal have been triggered and would apply to all purchases of polysilicon for 2022 deliveries. We and Maxeon Solar do not believe that these inflationary price escalation clauses apply to the purchase of polysilicon for 2022 deliveries. We and Maxeon Solar are currently involved in discussions with Hemlock to explore a mutually acceptable resolution. Maxeon Solar’s remaining obligations under the Hemlock Agreements, without giving effect to any alleged inflationary price escalation clauses, amounts to $36.6 million for the remainder of fiscal 2022. This is gross of prepayments of $12.9 million as of July 3, 2022. We do not believe we have any current exposure under the Hemlock Agreements as of quarter ended July 3, 2022 as we are fully indemnified by Maxeon Solar under the Back-to-Back Agreement. As such, we do not carry any liability for the Hemlock Agreements on our condensed consolidated financial statements as long as Maxeon Solar complies with its obligations under the Hemlock Agreements and the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $6.3 million equal to the fair value of the guarantee provided as of the period ended July 3, 2022. The fair value includes $2.0 million relating to a change in the fair value of the liability for one of the indemnified litigation matters that was settled during the second quarter of fiscal 2022.

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

	As of
(In thousands)	July 3, 2022	January 2, 2022
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$293,580	$457,352
Total equity investments with readily determinable fair value [1]	293,580	457,352
Equity investments without readily determinable fair value:
OhmConnect investment[2]	5,000	—
Sea Bright investment[3]	2,105	—
Freedom Solar investment[4]	9,456	—
Other equity investments without readily determinable fair value	831	807
Total equity investments without readily determinable fair value	17,392	807
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	8,374	8,374
Dorado Development Partners, LLC	3,318	—
SunStrong Partners, LLC	—	—
Total equity investment with fair value option	11,692	8,374
Total equity investments	$322,664	$466,533
1 During the six months ended July 3, 2022, we sold one million shares of Enphase common stock for cash proceeds. As of July 3, 2022, we had 1.5 million shares of Enphase common stock, all of which are within current assets as short-term investments. Refer to Note 7. Fair Value Measurements and Note 5. Balance Sheet Components for details.

2 During the six months ended July 3, 2022, we made an equity investment in OhmConnect, Inc. (“OhmConnect”) of $5.0 million cash in exchange for an equity interest of 1.8% at the time of purchase. The investment is accounted for as an equity investment without readily determinable fair value in accordance with the guidance in ASC 321, Investments - Equity Securities.

3 During the six months ended July 3, 2022, we made an equity investment in Sea Bright Solar, Inc. (“Sea Bright”) to purchase 20% of the outstanding equity of Sea Bright, and paid consideration of $2.0 million. In accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, this investment is accounted for as an equity method investment without readily determinable fair value as we exercise significant influence. During the three months ended July 3, 2022, we had $0.1 million of transaction costs on our investment, which we capitalized in accordance with the guidance on equity method investments.

4 During the three months ended July 3, 2022, we made an equity investment in Freedom Solar Holdings, LLC (“Freedom Solar”) of $9.4 million cash in exchange for an equity interest of 4.5% at the time of purchase. In accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, the investment is accounted for as an equity method investment without readily determinable fair value given the material intra-entity transactions that exist under our exclusive supplier agreement with Freedom Solar as a result of our investment.

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

During the three and six months ended July 3, 2022, we made a $3.2 million and $3.3 million capital contribution in the equity method investee, respectively. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investments in SunStrong, SunStrong Partners, and Dorado DevCo, our unconsolidated VIEs. Refer to Note 7. Fair Value Measurements.

Summarized Financial Information of Unconsolidated VIEs

The following table presents summarized consolidated financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Summarized statements of operations information:
Revenues	$36,004	$32,697	$72,160	$65,794
Gross (loss) income	(6,150)	1,007	(7,124)	2,221
Net income (loss)	7,029	2,716	8,782	(43,073)

	As of
(In thousands)	July 3, 2022	January 2, 2022
Summarized balance sheet information:
Current assets	$92,674	$93,722
Long-term assets	1,701,629	1,626,125
Current liabilities	60,946	65,872
Long-term liabilities	1,361,502	1,295,540

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, and Dorado DevCo are as follows:

	As of
(In thousands)	July 3, 2022	January 2, 2022
Accounts receivable	$14,957	$28,900
Accrued liabilities	214	53
Contract liabilities	64,845	17,442

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenues and fees received from investees for products/services	$41,059	$50,475	$86,579	$100,122
(Gain) loss on business divestitures, net	—	(224)	—	(224)

Consolidated VIEs

For Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $3.9 million and $8.2 million for the three and six months ended July 3, 2022, respectively. Total revenue was $4.2 million and $7.8 million for the three and six months ended July 4, 2021, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of July 3, 2022, we had $44.1 million of assets from the consolidated VIEs.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	July 3, 2022				January 2, 2022
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% convertible debentures due 2023	$424,991	$424,298	$—	$424,298	$424,991	$—	$423,677	$423,677
Asset-Backed Loan	61,687	61,649	—	61,649	60,800	60,579	—	60,579
Safe Harbor Loan[3]	—	—	—	—	48,529	47,894	—	47,894
Total recourse debt	$486,678	$485,947	$—	$485,947	$534,320	$108,473	$423,677	$532,150
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$55,656	$—	$53,798	$53,798	$—	$—	$—	$—
Vendor Financing and Other Debt	772	441	331	772	1,475	1,095	380	1,475
Total non-recourse debt	56,428	441	54,129	54,570	1,475	1,095	380	1,475
Total	$543,106	$486,388	$54,129	$540,517	$535,795	$109,568	$424,057	$533,625

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

3 In June 2022, we repaid the remaining outstanding principal amount of our $47.6 million loan with Hannon Armstrong under the Safe Harbor facility.

As of July 3, 2022, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2022 (remaining 6 months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Aggregate future maturities of outstanding debt	$62,097	$480,709	$65	$68	$72	$95	$543,106

Convertible Debt

The following table summarizes our outstanding convertible debt:

	July 3, 2022			January 2, 2022
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
4.00% debentures due 2023	$424,298	$424,991	$454,665	$423,677	$424,991	$501,489

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

As of July 3, 2022, we had no letters of credit issued and outstanding under the Deutsche Bank trust facility. As of January 2, 2022, we had letters of credit issued and outstanding under the facility totaling $2.2 million, which were fully collateralized with restricted cash on the condensed consolidated balance sheets.

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. The letter of credit facility is 50% cash secured and we have entered into a security agreement with Bank of the West, granting them a security interest in a cash collateral account established for this purpose.

As of July 3, 2022 and January 2, 2022, letters of credit issued and outstanding under the Bank of the West facility totaled $22.0 million and $19.3 million, respectively, which were collateralized with restricted cash on the condensed consolidated balance sheets.

Loan Facility with Credit Suisse AG

On June 30, 2022, we entered into a loan and security purchase agreement with Credit Suisse AG, New York Branch, and other financial institutions, to finance our retail installment contract receivables. The agreement provided for a $100.0 million delayed draw term loan which will mature on December 29, 2023. In connection with the loan agreement, we have established a special-purpose entity acting as the borrower under the facility.

The loans under the agreement bear interest at a rate as adjusted by the benchmark adjustment, as defined in the term loan agreement, or the base rate plus the applicable margin for such loans. In addition, we also entered into an interest rate swap under the agreement, which converts the floating rate loan to a fixed rate. The swap terminates in March of 2024, unless we terminate early with the maturity of the loan, subject to any early termination costs. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including a covenant that any assets of the borrower will not be available to other creditors of the company.

As of July 3, 2022, we had $55.7 million borrowings outstanding under the term loan facility.

Note 12. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

During the three months ended July 3, 2022, we entered into a First Amendment to the Cross License Agreement (the “Amendment”) with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off, pursuant to which the Company and Maxeon Solar exclusively and non-exclusively licensed certain intellectual property rights. The Amendment provides for certain adjustments to the scope of Maxeon Solar’s non-exclusive license to the Company. Further in connection with the Amendment and in anticipation of the expiration of the Collaboration Agreement with Maxeon Solar in August 2022, the Company and Maxeon Solar also entered into ancillary agreements providing for the settlement of certain payments due under the collaboration agreement as well as, transition services arrangement, and sublease of the research and development facility located in San Jose, California, the transfer of certain assets, and support to complete a collaboration project that may extend past August 2022.

We recorded a net loss of $4.3 million in the three months ended July 3, 2022 in connection with the above agreements, that is presented within “research and development expenses” and “sales, general, and administrative expense” on our condensed consolidated statements of operations.

The below table summarizes our transactions with Maxeon Solar for the three and six months ended July 3, 2022:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Purchases of photo-voltaic modules (recorded in cost of revenues)	$62,602	$58,154	$135,061	$105,346
Research and development expenses reimbursement received	$8,061	$9,373	$17,535	$18,023
Income (expense) from transition services agreement, net	$(24)	$3,087	$(290)	$4,743

We had the following balances related to transactions with Maxeon Solar as of July 3, 2022:

	As of
(In thousands)	July 3, 2022	January 2, 2022
Prepaid and other current assets	$545	$1,928
Accrued liabilities	$12,132	$7,493
Accounts payable	$26,249	$27,724
Other long-term liabilities	$1,458	$1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong and SunStrong Partners.

Note 13. INCOME TAXES

In the three months ended July 3, 2022, our income tax provision of $3.2 million on a loss from continuing operations before income taxes of $38.5 million, was primarily due to changes in the forecasted annual effective tax rate, partially offset by a decrease in the deferred tax liability due to mark-to-market unrealized losses on equity investments. Our income tax provision of $3.6 million in the three months ended July 4, 2021 on an income from continuing operations before income taxes of $90.7 million was primarily due the deferred tax liability on mark-to-market unrealized gains on equity investments.

In the six months ended July 3, 2022, our income tax benefit of $8.4 million on a loss from continuing operations before income taxes of $52.6 million, was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022. Our income tax benefit of $1.5 million in the six months ended July 4, 2021 on an income from continuing operations before income taxes of $37.8 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability, partially offset by deferred tax liability on mark-to-market unrealized gains on equity investments.

During the three and six months ended July 3, 2022, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarters.

In the three and six months ended July 3, 2022, our income tax benefit of $0.2 million and $0.6 million on a loss from discontinued operations before income taxes of $20.9 million and $47.2 million respectively, was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business. In the three and six months ended July 4, 2021, our income tax benefit of $1.2 million and $1.3 million on a loss from discontinued operations before income taxes of $13.5 million and $15.4 million was also due to the state tax benefit of year-to-date operating losses.

The sale of the C&I Solutions business to TotalEnergies Renewables resulted in a taxable gain in the quarter ended July 3, 2022. The tax impact of $1.4 million was recorded in “additional paid-in capital” within our condensed consolidated statements of equity, consistent with the accounting treatment of the gain and tax accounting guidance.

Total liabilities associated with uncertain tax positions were $15.4 million and $14.7 million as of July 3, 2022 and January 2, 2022, respectively. The increase of $0.7 million was primarily due to incremental accrual of interest and penalties on existing reserves and foreign exchange rate changes for non-U.S. liabilities.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$(42,496)	$87,094	$(44,662)	$39,947
Net (loss) income attributable to stockholders - discontinued operations	(20,616)	(11,887)	(46,321)	(13,125)
Net (loss) income attributable to stockholders	$(63,112)	$75,207	$(90,983)	$26,822
Denominator:
Basic weighted-average common shares	173,951	172,640	173,664	171,920

Basic net (loss) income per share - continuing operations	$(0.24)	$0.50	$(0.26)	$0.23
Basic net (loss) income per share - discontinued operations	(0.12)	(0.07)	(0.27)	(0.08)
Basic net (loss) income per share	$(0.36)	$0.43	$(0.53)	$0.15

Diluted net (loss) income per share:
Numerator:
Net (loss) income available to stockholders - continuing operations	$(42,496)	$87,094	$(44,662)	$39,947
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	67	—	168
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	3,126	—	—
Net (loss) income available to common stockholders - continuing operations	(42,496)	90,287	(44,662)	40,115
Net (loss) income available to common stockholders - discontinued operations	$(20,616)	$(11,887)	$(46,321)	$(13,125)
Denominator:
Basic weighted-average common shares	173,951	172,640	173,664	171,920
Effect of dilutive securities:
Restricted stock units	—	3,084	—	3,299
0.875% debentures due 2021	—	1,571	—	1,575
4.00% debentures due 2023	—	17,068	—	—
Dilutive weighted-average common shares:	173,951	194,363	173,664	176,794

Dilutive net (loss) income per share - continuing operations	$(0.24)	$0.46	$(0.26)	$0.23
Dilutive net (loss) income per share - discontinued operations	(0.12)	(0.07)	(0.27)	(0.08)
Dilutive net (loss) income per share	$(0.36)	$0.39	$(0.53)	$0.15

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Restricted stock units	3,433	1,070	3,465	1,070
4.00% debentures due 2023	17,068	—	17,068	17,068

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of revenues	$1,395	$698	$2,350	$1,282
Research and development	270	1,441	839	1,799
Sales, general, and administrative	5,386	7,115	9,263	10,524
Total stock-based compensation expense	$7,051	$9,254	$12,452	$13,605

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and aviailability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our plans regarding our senior convertible debentures, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, and our environmental, social, and governance initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and "Smart Energy" solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages while providing cost savings to homeowners. Our sales channels include a strong network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of talented and driven in-house sales teams engaged in direct sales to end customers.

As a result of the classification of the C&I Solutions business as discontinued operations, we now operate in a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

For more information about our business, please refer to the section titled “Part I. Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Key Developments

Sale of the C&I Solutions Business

On February 6, 2022, we signed an Equity Purchase Agreement (the “Definitive Agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business for a preliminary purchase price of $190.0 million, subject to the terms and considerations set forth in the Definitive Agreement. The transaction closed on May 31, 2022, and upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. See “Item 1. Financial Statements-Note 2. Discontinued Operations” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more details on the transaction.

Environmental, Social, Governance (“ESG”) Update

We published our fiscal 2021 Environmental, Social, and Governance Report (“2021 ESG Report”) in the second quarter of fiscal 2022, as a continuation of our commitment to energy sustainability. This report describes the Company’s energy sustainability and innovation strategies and addresses other environmental and social governance matters such as waste minimization and recycling, minimization of impact on natural resources, progress we have made in our pledge with our diversity, equity, and inclusion initiative, SunPower 25X25. The 2021 ESG Report can be found on our website at https://us.sunpower.com/why-sunpower/sustainability. This website reference is provided for convenience only and the content on the referenced website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	July 3, 2022		July 4, 2021
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$417,772	100	$260,751	100
Total cost of revenues	336,273	80	200,040	77
Gross profit	81,499	20	60,711	23
Research and development	7,405	2	4,258	2
Sales, general, and administrative	93,043	22	49,478	19
Restructuring (credits) charges	(494)	—	808	—
(Gain) loss on sale and impairment of residential lease assets	—	—	(68)	—
(Gain) loss on business divestitures, net	—	—	(5,290)	(2)
(Income) expense from transition services agreement, net	(494)	—	(1,656)	(1)
Operating (loss) income	(17,961)	(4)	13,181	5
Other (expense) income, net	(20,524)	(5)	77,518	30
(Loss) income from continuing operations before income taxes	(38,485)	(9)	90,699	35
(Provision for) benefits from income taxes	(3,226)	(1)	(3,594)	(1)
Net (loss) income from continuing operations	(41,711)	(10)	87,105	33
Net (income) loss from continuing operations attributable to noncontrolling interests	(785)	—	(11)	—
Net (loss) income from continuing operations attributable to stockholders	$(42,496)	(10)	$87,094	33

	Six Months Ended
	July 3, 2022		July 4, 2021
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$768,049	100	$500,887	100
Total cost of revenues	614,241	80	394,210	79
Gross profit	153,808	20	106,677	21
Research and development	12,415	2	8,882	2
Sales, general, and administrative	170,039	22	91,745	18
Restructuring charges (credits)	133	—	4,574	1
(Gain) loss on sale and impairment of residential lease assets	—	—	(294)	—
(Gain) loss on business divestitures, net	—	—	(5,290)	(1)
(Income) expense from transition services agreement, net	(228)	—	(4,743)	(1)
Operating (loss) income	(28,551)	(4)	11,803	2
Other (expense) income, net	(24,082)	(3)	26,028	5
(Loss) income from continuing operations before income taxes	(52,633)	(7)	37,831	7
Benefits from (provision for) income taxes	8,417	1	1,532	—
Net (loss) income from continuing operations	(44,216)	(6)	39,363	8
Net (income) loss from continuing operations attributable to noncontrolling interests	(446)	—	584	—
Net (loss) income from continuing operations attributable to stockholders	$(44,662)	(6)	$39,947	8

Total Revenues

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total revenues	$417,772	$260,751	60%	$768,049	$500,887	53%
Our total revenues during the three and six months ended July 3, 2022 increased by 60% and 53%, as compared to the three and six months ended July 4, 2021, respectively, largely due to higher volume in organic residential business across all channels, primarily from our dealer network, and increase in pricing during the second quarter of fiscal 2022, as well as the acquisition of Blue Raven in the fourth quarter of fiscal 2021. This was partially offset by a reduction in revenue during the second quarter of fiscal 2022 from the reversal of variable consideration on two of our legacy large power plant projects that we sold in fiscal 2018 and 2019.

We did not have any customers that accounted for greater than 10% of total revenues for the three and six months ended July 3, 2022.

One customer accounted for approximately 16% of total revenues for the three and six months ended July 4, 2021, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Cost of Revenues
Total cost of revenues	$336,273	$200,040	68%	$614,241	$394,210	56%

Gross Margin
Total gross margin percentage	20%	23%	(3)%	20%	21%	(1)%

Our total cost of revenues increased by 68% and 56% during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, as a result of revenue growth from the Blue Raven acquisition and our other sales channels, as well as increasing material and labor costs, during fiscal 2022, partially offset by lower costs due to lower headcount from the shutdown of our Hillsboro, Oregon facility during the first part of fiscal 2021.

Our gross margin decreased by 3 percentage points and 1 percentage point during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to inflationary cost increases in excess of pricing increases, as well as a reduction in revenue during the second quarter of fiscal 2022 from the reversal of variable consideration on two of our legacy large power plant projects that we sold in fiscal 2018 and 2019. This was partially offset by higher sales volume across all channels during the first quarter of fiscal 2022.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
R&D	$7,405	$4,258	74%	$12,415	$8,882	40%
As a percentage of revenues	2%	2%		2%	2%

R&D expense increased by $3.1 million, or 74%, and $3.5 million, or 40%, during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to higher labor costs from increased headcount and resulting higher wages, as well as hiring costs during fiscal 2022.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
SG&A	$93,043	$49,478	88%	$170,039	$91,745	85%
As a percentage of revenues	22%	19%		22%	18%

SG&A expenses increased by $43.6 million, or 88%, and $78.3 million, or 85%, during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, increased strategic hiring across digital and business functions to support our growth strategy, as well as increase in acquisition-related charges and transaction costs for corporate strategic transactions such as acquisition and divestitures.

Restructuring (credits) charges

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Restructuring (credits) charges	$(494)	$808	(161)%	$133	$4,574	(97)%
As a percentage of revenues	—%	—%		—%	1%

Restructuring credits in the three months ended July 3, 2022 primarily represent benefits incurred due to the transfer of employees to Maxeon Solar as a result of the amendment to the cross license agreement and ancillary agreements entered into with Maxeon Solar during the second quarter of fiscal 2022. Restructuring charges in the six months ended July 3, 2022 primarily represent severance costs for certain employees as a result of our decision to exit the Light Commercial business starting in the first quarter of fiscal 2022 and remaining charges on our existing restructuring plans, partially offset by the benefits incurred due to the transfer of employees from the amendment of the agreement and other ancillary agreements entered into during the quarter. See “Item 1. Financial Statements-Note 8. Restructuring” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our restructuring plans.

Restructuring (credits) charges decreased by $1.3 million, or 161%, and $4.4 million, or 97%, during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to the decrease in restructuring charges for our 2021 restructuring plan related to closure of the Hillsboro, Oregon manufacturing facility, which began in the first quarter of fiscal 2021, as well as benefits in the second quarter of fiscal 2022 caused by the transfer of employees to Maxeon Solar as a result of the amendment to the cross license agreement and ancillary agreements entered into with Maxeon Solar during the quarter.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
(Gain) loss on sale and impairment of residential lease assets	$—	$(68)	(100)%	$—	$(294)	(100)%
As a percentage of revenues	—%	—%		—%	—%

Gain on sale and impairment of residential lease assets decreased by $0.1 million and $0.3 million during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to the large majority of residential lease assets being sold in prior years and no impairment deemed necessary in the quarter on the remaining portfolio.

(Gain) loss on business divestitures, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
(Gain) loss on business divestitures, net	$—	$(5,290)	(100)%	—	(5,290)	(100)%
As a percentage of revenues	—%	(2)%		—%	(1)%

Gain on business divestitures, net decreased by $5.3 million during the three and six months ended July 3, 2022 as compared to the three and six months ended July 4, 2021, primarily due to the gain on sale of our residential leases to SunStrong recorded in the second quarter of fiscal 2021 which did not occur in fiscal 2022.

(Income) expense from transition services agreement, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
(Income) expense from transition services agreement, net	$(494)	$(1,656)	(70)%	$(228)	$(4,743)	(95)%
As a percentage of revenues	—%	(1)%		—%	(1)%

Income from the transition services agreement, net was lower by $1.2 million and $4.5 million during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to the termination of a majority of the services in the third quarter of fiscal 2021, in accordance with the underlying agreement with Maxeon Solar. This was partially offset by additional transition services provided to Total in connection with the sale of the C&I Solutions business during the quarter.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Interest income	$92	$73	26%	$134	$125	7%
Interest expense	(5,964)	(6,630)	(10)%	(11,008)	(13,657)	(19)%
Other (expense) income:
Other, net	(14,652)	84,075	(117)%	(13,208)	39,560	(133)%
Other (expense) income, net	$(20,524)	$77,518	(126)%	$(24,082)	$26,028	(193)%
As a percentage of revenues	(5)%	30%		(3)%	5%

Interest expense decreased by $0.7 million and $2.6 million during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, due to lower debt for a large part of the second quarter of fiscal 2022, primarily due to repayment of our 2021 convertible debentures in June 2021, as well as other recourse debt during the second quarter of fiscal 2021 and the second quarter of fiscal 2022. New debt entered into during the second quarter of fiscal 2022 was obtained near the end of the quarter, and did not incur any noticeable interest expense.

Other income decreased by $98.7 million in the three months ended July 3, 2022 as compared to the three months ended July 4, 2021, primarily due to a loss of $15.2 million on equity investment with readily determinable fair value in the three months ended July 3, 2022, as compared to a gain of $83.0 million in the three months ended July 4, 2021.

Other income decreased by $52.8 million in the six months ended July 3, 2022 as compared to the six months ended July 4, 2021, primarily due to a loss of $13.9 million on equity investment with readily determinable fair value in the six months ended July 3, 2022, as compared to a gain of $38.3 million in the six months ended July 4, 2021.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
(Provision for) benefits from income taxes	$(3,226)	$(3,594)	(10)%	$8,417	$1,532	449%
As a percentage of revenues	(1)%	(1)%		1%	—%

In the three months ended July 3, 2022, our income tax provision of $3.2 million on a loss from continuing operations before income taxes of $38.5 million was primarily due to changes in the forecasted annual effective tax rate, partially offset by a decrease in the deferred tax liability due to mark-to-market unrealized losses on equity investments. Our income tax provision of $3.6 million in the three months ended July 4, 2021 on an income from continuing operations before income taxes of $90.7 million was primarily due the deferred tax liability on mark-to-market unrealized gains on equity investments.

In the six months ended July 3, 2022, our income tax benefit of $8.4 million on a loss from continuing operations before income taxes of $52.6 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022. Our income tax benefit of $1.5 million in the six months ended July 4, 2021 on an income from continuing operations before income taxes of $37.8 million was primarily due to windfalls benefit from stock-based compensation deduction and the true-up of estimated state tax liability, partially offset by deferred tax liability on mark-to-market unrealized gains on equity investments.

As of the end of the second quarter of fiscal 2022, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Net (Income) Loss from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Net (income) loss from continuing operations attributable to noncontrolling interests	$(785)	$(11)	7036%	$(446)	$584	(176)%

In September 2019, we entered into the Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”) joint ventures with Hannon Armstrong to finance the purchase of 200 megawatts of panel inventory in accordance with IRS safe harbor guidance to preserve the 30% federal ITC for third-party owned commercial and residential systems. We determined that we hold controlling interests in Solar Sail and Solar Sail Commercial, and therefore we have fully consolidated these entities. We apply the hypothetical liquidation at book value (“HLBV”) method in allocating recorded net income (loss) to each investor based on the change in the reporting period, of the amount of net assets of the entity to which each investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

The net income attributable to noncontrolling interests increased by $0.8 million and $1.0 million for the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, respectively, primarily due to higher volume of sale of safe harbor panels using our Solar Sail entity, and lower allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended July 3, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as disclosed below.

Retail installment contract receivables, net

Our retail installment contracts offer a long-term loan to our customers at affordable rates to finance their purchase. These retail installment contracts allow us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20 - 25 years.

Revenue from the sale of solar power systems underlying these retail installment contracts is recognized similarly to other contracts, when the solar power system is fully installed and final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. Further, in accordance with ASC 606, Revenue from Contracts with Customers, given the long-term nature of these receivables, a significant financing component is deemed to exist. We adjust the transaction price to quantify and defer the significant financing component at contract inception, using the discount rate that would be reflective of a separate financing transaction between the entity and its customer at contract inception. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 3, 2022	July 4, 2021
Net cash (used in) provided by operating activities	$(164,577)	$(18,353)
Net cash provided by (used in) investing activities	$252,087	$7,363
Net cash (used in) provided by financing activities	$(7,474)	$(84,187)

Operating Activities

Net cash used in operating activities for the six months ended July 3, 2022 of $164.6 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

The $146.2 million increase in cash used in operations in the six months ended July 3, 2022 compared to the corresponding the six months ended July 4, 2021, was primarily due a higher net loss during the six months ended July 3, 2022 compared to the corresponding prior, after excluding non-cash items, most significantly, loss from mark-to-market adjustment on Enphase shares. In addition, cash used in operations increased year over year due to higher accounts receivable, prepaid expenses and other current assets from on-balance sheet retail installment contracts, and higher inventories, partially offset by lower net payment for accounts payable and other accrued liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended July 3, 2022 of $252.1 million primarily consisted of cash received from the C&I Solutions sale and proceeds from sale of equity investments, partially offset by cash paid for purchases of property, plant, and equipment, investments in intangible assets, equity investments, and investments in unconsolidated investees.

The $244.7 million increase in net cash provided by investing activities in the six months ended July 3, 2022 compared to the corresponding the six months ended July 4, 2021, primarily resulted from cash received from the C&I Solutions sale in the second quarter of fiscal 2022 and proceeds from the sale of equity investments in the first quarter of fiscal 2022, partially offset by higher cash paid for purchases of property, plant, and equipment, and cash paid for new equity investments in the first and second quarters of fiscal 2022, as well as cash paid for investments in unconsolidated investees in the second quarter of fiscal 2022 which did not occur in fiscal 2021.

Financing Activities

Net cash used in financing activities for the six months ended July 3, 2022 of $7.5 million primarily consisted of purchases of stock for tax withholding obligations on vested restricted stock, partially offset by net proceeds of bank loans and other debt.

The $76.7 million decrease in net cash used in financing activities in the six months ended July 3, 2022 compared to the corresponding the six months ended July 4, 2021, primarily resulted from higher net proceeds from bank loans and other debt, partially offset by higher cash paid on purchases of stock for tax withholding obligations. In addition, repayment of convertible debt which occurred in fiscal 2021 did not recur in fiscal 2022, resulting in the decrease in net cash used in financing activities in the six months ended July 3, 2022.

Capital Resources

As of July 3, 2022, we had unrestricted cash and cash equivalents of $206.4 million as compared to $123.7 million as of January 2, 2022. These cash balances were held primarily in the United States; however, we had approximately $1.4 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

While we move towards a less capital-intensive business model in the near-term, with the sale of our C&I Solutions business which closed in the second quarter of fiscal 2022, we will continue to need capital in order to grow our business, including investments in customer acquisition, product and digital, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, including accessing the capital markets.

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

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock any time prior to their maturity, instead of cash repayment. In order for us to fulfill our obligation to repay the 4.00% debentures due 2023, we could also use proceeds of the sale of shares of Enphase Energy, Inc (“Enphase”) common stock and cash generated from operations. In addition, in the past we have generated liquidity by securing other sources of financing, such as accessing the capital markets, as well as implementing other cost reduction initiatives and deferring uncommitted expenditures, to address our liquidity needs. We believe it is probable that these actions will generate sufficient proceeds if needed to satisfy our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

In the past, we have refinanced and extended the maturity date of certain debts; however, there is no assurance that the 4.00% debentures due 2023 will be refinanced or their maturity extended to sufficiently meet our obligations as they become due or on terms acceptable to us.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements-Note 11. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of July 3, 2022:

		Payments Due by Fiscal Period
(In thousands)	Total	2022	2023-2024	2025-2026	Beyond 2026
Convertible debt, including interest[1]	$434,199	$8,500	$425,699	$—	$—
Other debt, including interest[2]	122,968	63,543	59,168	158	99
Operating lease commitments[3]	45,370	7,523	24,862	10,966	2,019
Supply agreement commitments[4]	338,731	129,517	202,978	1,707	4,529
Total	$941,268	$209,083	$712,707	$12,831	$6,647

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 3, 2022 and January 2, 2022, total liabilities associated with uncertain tax positions were $15.4 million and $14.7 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

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

As of July 3, 2022, our retail installment contract receivables had a fair value of $80.2 million. A hypothetical 50 basis points change in market interest rates did not have a material effect on the fair value of these receivables.

Also, we are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems, as well as our long-term financing receivables through our retail installment contract receivable program. Further increases in market interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 3, 2022 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 4, 2022 through May 1, 2022	9,769	$23.48	—	—
May 2, 2022 through May 29, 2022	29,368	$18.08	—	—
May 30, 2022 through July 3, 2022	84,428	$17.71	—	—
	123,565		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
2.1
Letter Agreement, dated as of May 31, 2022, by and among SunPower Corporation, SunPower Corporation, Systems, TotalEnergies Renewables USA, LLC and TotalEnergies Distributed Generation USA, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2022).

10.1
First Amendment to the Cross License Agreement, dated June 8, 2022, by and between SunPower Corporation and Maxeon Solar Pte. Ltd. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).

10.2*	Amendment to Securities Purchase Agreement, dated June 29, 2022, by and among SunPower Corporation, Falcon Acquisition HoldCo, Inc., and Peterson Partners VII, L.P.
10.3^
Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for Enphase Energy, Inc. filed with the Securities and Exchange Commission on July 26, 2022).

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

(^) Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to supplementally furnish an unredacted copy of this Exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER CORPORATION

Dated:	August 2, 2022	By:	/S/ MANAVENDRA S. SIAL

Manavendra S. Sial
Executive Vice President and
Chief Financial Officer