Form 10-Q
period 2022-10-02
SUNPOWER CORP
filed 2022-11-08
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware				94-3008969
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
1414 Harbour Way South	Suite 1901	Richmond	California	94804
(Address of Principal Executive Offices)				(Zip Code)

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

51 Rio Robles, San Jose, California, 95134
(Former address, if changed since last report)

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

The total number of outstanding shares of the registrant’s common stock as of November 4, 2022 was 174,182,510.

SunPower Corporation
Form 10-Q for the quarterly period ended October 2, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	October 2, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$396,510	$123,735
Restricted cash and cash equivalents, current portion[2]	13,204	691
Short-term investments	138,735	365,880
Accounts receivable, net[1]	178,302	121,268
Contract assets	36,490	25,994
Inventories	228,253	214,432
Advances to suppliers	6,432	462
Prepaid expenses and other current assets[1]	192,392	100,212
Current assets of discontinued operations[1]	—	120,792
Total current assets	1,190,318	1,073,466

Restricted cash and cash equivalents, net of current portion[2]	24,265	14,887
Property, plant and equipment, net	64,784	33,560
Operating lease right-of-use assets	38,295	31,654
Solar power systems leased, net	42,552	45,502
Goodwill	126,338	126,338
Other intangible assets, net	24,312	24,879
Other long-term assets[1]	206,630	156,994
Long-term assets of discontinued operations	—	47,526
Total assets	$1,717,494	$1,554,806

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$194,133	$138,514
Accrued liabilities[1]	142,714	101,980
Operating lease liabilities, current portion	11,179	10,753
Contract liabilities, current portion[1]	135,497	62,285
Short-term debt	2,185	109,568
Convertible debt, current portion[1]	424,609	—
Current liabilities of discontinued operations[1]	—	86,496
Total current liabilities	910,317	509,596

Long-term debt	72,567	380
Convertible debt, net of current portion[1]	—	423,677
Operating lease liabilities, net of current portion	31,400	28,566
Contract liabilities, net of current portion	18,344	18,705
Other long-term liabilities[1]	118,242	141,197
Long-term liabilities of discontinued operations[1]	—	42,661
Total liabilities	1,150,870	1,164,782
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of October 2, 2022 and January 2, 2022	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 188,125 shares issued and 174,155 shares outstanding as of October 2, 2022; 186,452 shares issued and 173,051 shares outstanding as of January 2, 2022	174	173
Additional paid-in capital	2,845,845	2,714,500
Accumulated deficit	(2,073,788)	(2,122,212)
Accumulated other comprehensive income	11,097	11,168
Treasury stock, at cost: 13,970 shares of common stock as of October 2, 2022; 13,401 shares of common stock as of January 2, 2022	(225,703)	(215,240)
Total stockholders' equity	557,625	388,389
Noncontrolling interests in subsidiaries	8,999	1,635
Total equity	566,624	390,024
Total liabilities and equity	$1,717,494	$1,554,806

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Total revenues[1]	$475,711	$283,312	$1,243,760	$784,199
Total cost of revenues	370,264	220,923	984,505	615,133
Gross profit	105,447	62,389	259,255	169,066
Operating expenses:
Research and development[1]	6,784	2,615	19,199	11,497
Sales, general, and administrative[1]	87,124	43,704	257,163	135,449
Restructuring charges (credits)	111	(230)	244	4,344
(Gain) loss on sale and impairment of residential lease assets	—	—	—	(294)
(Gain) loss on business divestitures, net	—	—	—	(5,290)
(Income) expense from transition services agreement, net[1]	(1,059)	(468)	(1,287)	(5,211)
Total operating expenses	92,960	45,621	275,319	140,495
Operating income (loss)	12,487	16,768	(16,064)	28,571
Other (expense) income, net:
Interest income	144	43	278	168
Interest expense[1]	(4,216)	(5,171)	(15,224)	(18,828)
Other, net	135,368	(86,099)	122,160	(46,539)
Other income (expense), net	131,296	(91,227)	107,214	(65,199)
Income (loss) from continuing operations before income taxes	143,783	(74,459)	91,150	(36,628)
(Provision for) benefits from income taxes	(3,109)	2,015	5,308	3,547
Equity in earnings (losses) of unconsolidated investees	1,958	—	1,958	—
Net income (loss) from continuing operations	142,632	(72,444)	98,416	(33,081)
(Loss) income from discontinued operations before income taxes[1]	—	(12,042)	(47,155)	(27,401)
Benefits from (provision for) income taxes from discontinued operations	—	179	584	1,446
Net (loss) income from discontinued operations, net of taxes	—	(11,863)	(46,571)	(25,955)
Net income (loss)	142,632	(84,307)	51,845	(59,036)
Net (income) loss from continuing operations attributable to noncontrolling interests	(3,225)	(263)	(3,671)	321
Net (income) loss from discontinued operations attributable to noncontrolling interests	—	194	250	1,161
Net (income) loss attributable to noncontrolling interests	(3,225)	(69)	(3,421)	1,482
Net income (loss) from continuing operations attributable to stockholders	139,407	(72,707)	94,745	(32,760)
Net (loss) income from discontinued operations attributable to stockholders	—	(11,669)	(46,321)	(24,794)
Net income (loss) attributable to stockholders	$139,407	$(84,376)	$48,424	$(57,554)

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.80	$(0.42)	$0.55	$(0.19)
Discontinued operations	$—	$(0.07)	$(0.27)	$(0.14)
Net income (loss) per share – basic	$0.80	$(0.49)	$0.28	$(0.33)

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.74	$(0.42)	$0.54	$(0.19)
Discontinued operations	$—	$(0.07)	$(0.24)	$(0.14)
Net (loss) income per share – diluted	$0.74	$(0.49)	$0.30	$(0.33)

Weighted-average shares:
Basic	174,118	172,885	173,815	172,242
Diluted	192,497	172,885	191,589	172,242

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (income) expense transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 3, Note 10, and Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income (loss)	$142,632	$(84,307)	$51,845	$(59,036)
Components of other comprehensive income (loss):
Translation adjustment	(42)	(14)	(71)	(10)
Net change in derivatives	—	—	—	570
Benefits from (provision for) income taxes	—	—	—	16
Total other comprehensive (loss) income	(42)	(14)	(71)	576
Total comprehensive income (loss)	142,590	(84,321)	51,774	(58,460)
Comprehensive (income) loss attributable to noncontrolling interests	(3,225)	(69)	(3,421)	1,482
Comprehensive income (loss) attributable to stockholders	$139,365	$(84,390)	$48,353	$(56,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net income (loss)	—	—	—	—	—	(27,871)	(27,871)	(589)	(28,460)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022	173,845	174	2,719,927	(222,573)	11,170	(2,150,083)	358,615	1,046	359,661
Net income (loss)	—	—	—	—	—	(63,112)	(63,112)	785	(62,327)
Other comprehensive income	—	—	—	—	(31)	—	(31)	—	(31)
Issuance of restricted stock to employees, net of cancellations	359	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,071	—	—	—	7,071	—	7,071
Purchases of treasury stock	(123)	—	—	(2,256)	—	—	(2,256)	—	(2,256)
Income taxes impact of sale of C&I Solutions business	—	—	(1,371)	—	—	—	(1,371)	—	(1,371)
Gain on sale of C&I Solutions business[1]	—	—	114,401	—	—	—	114,401	3,943	118,344
Balances at July 3, 2022	174,081	174	2,840,028	(224,829)	11,139	(2,213,195)	413,317	5,774	419,091
Net income (loss)	—	—	—	—	—	139,407	139,407	3,225	142,632
Other comprehensive income	—	—	—	—	(42)	—	(42)	—	(42)
Issuance of restricted stock to employees, net of cancellations	114	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,557	—	—	—	6,557	—	6,557
Purchases of treasury stock	(40)	—	—	(874)	—	—	(874)	—	(874)
Closing statement adjustment in connection with the sale of our C&I Solutions business	—	—	(740)	—	—	—	(740)	—	(740)
Balances at October 2, 2022	174,155	$174	$2,845,845	$(225,703)	$11,097	$(2,073,788)	$557,625	$8,999	$566,624

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

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 3, 2021	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,085,246)	$404,167	$2,319	$406,486
Net income (loss)	—	—	—	—	—	(48,385)	(48,385)	(1,113)	(49,498)
Other comprehensive income	—	—	—	—	98	—	98	—	98
Issuance of restricted stock to employees, net of cancellations	1,908	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	5,437	—	—	—	5,437	—	5,437
Bond/debentures conversion	4	—	155	—	—	—	155	—	155
Purchases of treasury stock	(76)	—	—	(2,120)	—	—	(2,120)	—	(2,120)
Other adjustments	—	—	(89)	—	—	392	303	—	303
Balances at April 4, 2021	172,264	172	2,691,423	(207,596)	8,897	(2,133,239)	359,657	1,206	360,863
Net income (loss)	—	—	—	—	—	75,207	75,207	(438)	74,769
Other comprehensive income	—	—	—	—	492	—	492	—	492
Issuance of restricted stock to employees, net of cancellations	664	—	—	—	—	—	—	—	—
Issuance of common stock to executive	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	—	9,225	—	—	—	9,225	—	9,225
Purchases of treasury stock	(187)	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Other adjustments	—	—	—	(25)	—	—	(25)	—	(25)
Balances at July 4, 2021	172,842	172	2,703,647	(211,931)	9,389	(2,058,032)	443,245	768	444,013
Net income (loss)	—	—	—	—	—	(84,376)	(84,376)	69	(84,307)
Other comprehensive loss	—	—	—	—	(14)	—	(14)	—	(14)
Issuance of restricted stock to employees, net of cancellations	107	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,725	—	—	—	4,725	—	4,725
Purchases of treasury stock	(34)	—	—	(809)	—	—	(809)	—	(809)
Income taxes	—	—	3,397	—	—	—	3,397	—	3,397
Balances at October 3, 2021	172,915	$172	$2,711,769	$(212,740)	$9,375	$(2,142,408)	$366,168	$837	$367,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income (loss)	$51,845	$(59,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,096	7,498
Stock-based compensation	19,056	19,776
Non-cash interest expense	2,556	4,095
Equity in (earnings) losses of unconsolidated investees	(1,958)	—
(Gain) loss on equity investments	(120,965)	47,238
(Gain) loss on sale of investments	—	(1,162)
(Gain) loss on business divestitures, net	—	(224)
Unrealized (gain) loss on derivatives	(2,304)	—
Dividend from equity method investees	133	—
Deferred income taxes	(12,606)	(4,109)
Other, net	128	(6,335)
Changes in operating assets and liabilities:
Accounts receivable	(66,254)	(4,450)
Contract assets	2,326	28,687
Inventories	(22,787)	(3,758)
Project assets	295	2,817
Prepaid expenses and other assets	(212,164)	(10,915)
Operating lease right-of-use assets	8,424	8,709
Advances to suppliers	(6,288)	(687)
Accounts payable and other accrued liabilities	77,844	(56,245)
Contract liabilities	98,663	(3,507)
Operating lease liabilities	(10,906)	(10,457)
Net cash used in operating activities	(169,866)	(42,065)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(36,958)	(3,934)
Investment in software development costs	(4,225)	(2,468)
Proceeds from sale of property, plant, and equipment	—	900
Cash paid for solar power systems	—	(635)
Cash received from sale of investments	—	1,200
Proceeds from business divestitures, net of de-consolidated cash	—	10,516
Cash received from C&I Solutions sale, net of de-consolidated cash	146,303	—
Cash paid for equity investments	(30,920)	—
Proceeds from sale of equity investment	440,108	177,780
Proceeds from return of capital from equity investments	—	2,276
Cash paid for investments in unconsolidated investees	(5,742)	—
Dividend from equity method investees	137	—
Net cash provided by investing activities	508,703	185,635
Cash flows from financing activities:
Proceeds from bank loans and other debt	124,729	123,669
Repayment of bank loans and other debt	(167,003)	(156,386)
Repayment of non-recourse residential and commercial financing debt	—	(9,798)
Repayment of convertible debt	—	(62,757)
Payments for financing leases	(735)	—
Issuance of common stock to executive	—	2,998
Purchases of stock for tax withholding obligations on vested restricted stock	(10,462)	(7,262)
Net cash used in financing activities	(53,471)	(109,536)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	285,366	34,034
Cash, cash equivalents, and restricted cash, beginning of period	148,613	246,804
Cash, cash equivalents, and restricted cash, end of period	$433,979	$280,838

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$396,510	$268,574
Restricted cash and cash equivalents, current portion	13,204	7,438
Restricted cash and cash equivalents, net of current portion	24,265	4,826
Total cash, cash equivalents, and restricted cash	$433,979	$280,838

Supplemental disclosure of cash flow information:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$9,130	$2,530
Right-of-use assets obtained in exchange for lease obligations	$14,005	$15,957
Working capital adjustment related to C&I Solutions sale	$7,005	$—
Accrued legal expenditures on equity method investment	$168	$—
Accrued debt issuance costs	$919	$—
Deconsolidation of right-of-use assets and lease obligations	$—	$3,340
Debt repaid in sale of commercial projects	$—	$5,585
Cash paid for interest	$20,323	$23,734
Cash paid for income taxes	$5,187	$20,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. Our sales channels include a network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of in-house sales teams engaged in direct sales to end customers. We are invested in growing our business by focusing on continued innovation, product development, and investments, while enhancing our customer experience and culture. SunPower was a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings France SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of all of the shares of SunPower common stock (see “Note 3. Transactions with Total and TotalEnergies SE”).

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock any time prior to their maturity, instead of cash repayment. To fulfill our obligation to repay the 4.00% debentures due 2023, we could use the $200.0 million revolver and term loan facility with Bank of America and Bank of the West which we entered into during September 2022 (refer to Note 10. Debt and Credit Sources for details), as well as the proceeds from the sale of shares of Enphase Energy, Inc (“Enphase”) common stock and cash generated from operations. We believe it is probable that these actions will generate sufficient proceeds to satisfy our obligations as they become due, including repayment of our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 2, 2022 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The operating results for the three and nine months ended October 2, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2022, and prior fiscal year, fiscal 2021, are 52-week fiscal years. The third quarter of fiscal 2022 ended on October 2, 2022, while the third quarter of fiscal 2021 ended on October 3, 2021.

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

Retail installment contract receivables, net

In the fourth quarter of fiscal 2021, we launched SunPower FinancialTM, with an objective to expand our relationship with our customers and to make renewable energy affordable for more homeowners and increase access to underserved populations by offering a new line of financial products featuring expanded eligibility. This included entering into a retail installment contract, together with a sale of the solar power system, and offering a long-term loan to our customers at affordable rates to finance their purchase. These retail installment contracts allowed us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20-25 years. We are no longer executing these retail installment contracts.

Revenue from the sale of solar power systems underlying these retail installment contracts is recognized similar to other contracts, when the solar power system is fully installed and final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains the significant risks and rewards of ownership of the solar power system. Further, in accordance with ASC 606, Revenue from Contracts with Customers, given the long-term nature of these receivables, a significant financing component is deemed to exist. We adjust the transaction price to quantify and defer the significant financing component at contract inception, using the discount rate that would be reflective of a separate financing transaction between the entity and its customer at contract inception. The significant financing component amount is deferred and recognized as revenue over the contract term. We recognize the interest income as revenue given that the contracts are entered into in connection with the sales of our solar power systems and within our ordinary business activities.

As of October 2, 2022, the receivables are classified within current and non-current assets, based on the underlying contractual payment terms, as “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheet, respectively.

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

Note 2. DISCONTINUED OPERATIONS

On February 6, 2022, we signed the Definitive Agreement with TotalEnergies Renewables for the sale of our C&I Solutions business. The transaction closed on May 31, 2022 pursuant to the terms of the Definitive Agreement, and TotalEnergies Renewables acquired all the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of July 3, 2022, we recorded a payable of $6.3 million to Total, based on the latest estimate of closing date working capital. As of October 2, 2022, we have recorded an additional payable of $0.7 million as a result of our submission of the Closing Statement during the third quarter of fiscal 2022, for a total payable of $7.0 million. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement, which we are currently reviewing and expect to respond to in accordance with the process and timeline set forth in the Definitive Agreement. The consideration and working capital adjustments are currently estimates and subject to further review by both parties, and any resulting adjustment could be material.

The sale of the C&I Solutions business was a common control transaction in accordance with the guidance in ASC 805, Business Combinations, as TotalEnergies Renewables is a wholly owned subsidiary of TotalEnergies SE that holds a more than 50% voting interest in the Company and TotalEnergies Renewables as of July 3, 2022. As such, the difference between the total cash consideration received and the net book value of the C&I Solutions business, and the estimated working capital adjustment recorded, was recorded as an equity transaction. Accordingly, the gain was recorded as “additional paid-in capital” with a portion of the gain recorded in “non-controlling interest” due to the transfer of our safe harbor inventory from our consolidated VIE, Solar Sail, LLC (“Solar Sail”), to Total.

We also incurred transaction costs in connection with the sale of $0.1 million and $10.7 million for the three and nine months ended October 2, 2022, respectively, which were expensed as incurred and included within “loss from discontinued operations before income taxes” in our condensed consolidated statements of operations. We began incurring these transaction costs in the second quarter of fiscal 2021, and incurred transaction costs of $1.4 million and $1.7 million in the three and nine months ended October 3, 2021, respectively.

The following table presents the gain on sale of our C&I Solutions business recorded within our condensed consolidated statements of equity for the nine months ended October 2, 2022:

Nine Months Ended
October 2, 2022
Net cash consideration	$149,171
Less: Estimated final working capital adjustment (as of July 3, 2022)	6,265
Less: Net book value of assets sold	24,562
Gain on sale of C&I Solutions business (as of July 3, 2022)	118,344
Less: Adjustments based on Closing Statement (as of October 2, 2022)	740
Gain on sale of C&I Solutions business (as of October 2, 2022)	$117,604

Gain on sale of C&I Solutions business - within additional paid-in capital	$113,661
Gain on sale of C&I Solutions business - within non-controlling interest	$3,943

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

The following table presents financial results of C&I Solutions presented as discontinued operations in the condensed consolidated statement of operations in the corresponding periods:

	Three Months Ended	Nine Months Ended
	October 3, 2021	October 2, 2022	October 3, 2021
Total revenues	$40,324	$36,710	$154,762
Total cost of revenues	43,063	59,860	153,273
Gross (loss) profit	(2,739)	(23,150)	1,489
Operating expenses	7,829	22,131	26,468
Operating (loss) income	(10,568)	(45,281)	(24,979)
Other (expense) income, net	(1,474)	(1,874)	(2,422)
(Loss) earnings before income taxes	(12,042)	(47,155)	(27,401)
Benefits from (provision for) income taxes	179	584	1,446
Net (loss) income from discontinued operations, net of taxes	(11,863)	(46,571)	(25,955)
Net loss (income) from discontinued operations attributable to noncontrolling interests	194	250	1,161
Net (loss) income from discontinued operations attributable to stockholders	$(11,669)	$(46,321)	$(24,794)

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Depreciation and amortization	$85	$2,538
Stock-based compensation	$21	$2,146
(Gain) loss on change in valuation of equity method investments	$—	$(726)
(Gain) loss on sale of investments	$—	$(1,162)
Loss (gain) on business divestiture	$—	$5,066

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

On May 24, 2022, Total and Total Gaz (collectively, “Sellers”) agreed to sell 50% less one unit of the equity interests in HoldCo, which upon closing of such transaction would be the record holder of all of the shares of our common stock held by Sellers, to GIP Sol (and such transaction, the “Transaction”).

On September 12, 2022, Sellers closed the Transaction. In connection with the completion of the Transaction, TotalEnergies Renewables, GIP Sol, and HoldCo entered into a Letter Agreement, dated September 12, 2022, concerning certain governance rights with respect to HoldCo and the shares of our common stock held directly by HoldCo. Specifically, TotalEnergies Renewables and GIP Sol agreed to, among other things, take all actions necessary to cause HoldCo to designate and elect to our board of directors (the “Board”) such individuals as HoldCo is entitled to appoint pursuant to the Affiliation Agreement; provided, however, that for so long as HoldCo is entitled to appoint at least five directors to our Board, GIP Sol shall have the right to appoint two of such five directors. The Letter Agreement also contained certain provisions on voting and on the transfer of HoldCo interests and common stock of the Company.

As of October 2, 2022, ownership of our outstanding common stock by TotalEnergies SE and its affiliates, and GIP Sol, was approximately 51%. Subsequent to the spin-off of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) completed on August 26, 2020 (the “Spin-Off”), Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares of SunPower did not change.

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

The Affiliation Agreement imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power and imposes certain limitations on the Total Group's ability to transfer 40% or more of our outstanding shares or voting power to a single person or group that is not a direct or indirect subsidiary of TotalEnergies SE. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to our Board.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provided that our Board would include eleven members, composed of our president and chief executive officer, our immediate past chief executive officer, (“Mr. Werner”), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declined below certain thresholds, the number of members of the Board that Total was entitled to designate would be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into an additional amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provided that our Board would remain at eleven members until March 31, 2022 and allowed for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which was filled as of December 31, 2021. The October Affiliation Agreement Amendment further provided that, after March 31, 2022, the Board would revert to nine members, at which time one independent director and one Total designee would resign from the Board. As previously disclosed, on March 31, 2022, one independent director and one Total designee resigned from the Board, and the Board reverted to nine members as of such date.

In accordance with the Letter Agreement entered into by TotalEnergies Renewables, GIP Sol, and HoldCo on September 12, 2022, GIP had the right to appoint two designees to our Board. On September 23, 2022, two Total designees' resigned from the Board, and on September 26, 2022, the Board appointed two GIP designees'.

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

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. Interest is payable semi-annually, beginning on July 15, 2016. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 4.00% debentures due 2023. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. The sale of our C&I Solutions business during the second quarter, and the resulting classification as discontinued operations in these condensed consolidated financial statements, does not qualify as a fundamental change under the indenture.

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	October 2, 2022	January 2, 2022
Accounts receivable	$489	$238
Prepaid expenses and other current assets	$2,859	$—
Other long-term assets	$1,284	$—
Accrued Liabilities	$7,100	$—

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
(Income) expense from transition services agreement, net	$(1,095)	$—	$(1,613)	$—
Sublease income (recorded in sales, general, and administrative expense)	$(214)	$—	$(285)	$—
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	$1,000	$1,000	$3,000	$3,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Solar power systems sales	$359,541	$198,663	$951,479	$537,827
Component sales	105,303	62,805	239,722	170,193
Light commercial sales	4,918	15,138	43,683	49,963
Services and other	5,949	6,706	8,876	26,216
Total revenues	$475,711	$283,312	$1,243,760	$784,199

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

	As of
(In thousands)	October 2, 2022	January 2, 2022
Contract assets	$39,058	$31,925
Contract liabilities	$153,842	$80,990

During the three and nine months ended October 2, 2022, we recognized revenue of $55.9 million and $40.9 million that was included in contract liabilities as of July 3, 2022 and January 2, 2022. During the three and nine months ended October 3, 2021, we recognized revenue of $25.0 million and $35.8 million that was included in contract liabilities as of July 4, 2021 and January 3, 2021.

As of October 2, 2022, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $1.0 billion, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	October 2, 2022	January 2, 2022
Accounts receivable, gross	$193,884	$135,912
Less: allowance for credit losses	(15,255)	(14,375)
Less: allowance for sales returns	(327)	(269)
Accounts receivable, net	$178,302	$121,268

Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Balance at beginning of period	$15,659	$14,199	$14,375	$13,850
Provision for credit losses	(74)	229	1,854	1,693
Write-offs	(330)	(257)	(974)	(1,372)
Balance at end of period	$15,255	$14,171	$15,255	$14,171

Inventories

	As of
(In thousands)	October 2, 2022	January 2, 2022
Photo-voltaic modules	$106,019	$130,671
Microinverters	23,381	24,040
Energy Storage Systems	49,645	26,849
Other solar power system component materials	49,208	32,872
Inventories[1]	$228,253	$214,432

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	October 2, 2022	January 2, 2022
Deferred project costs	$124,592	$52,165
Deferred costs for solar power systems	30,976	18,834
Related-party receivables	4,852	3,684
Other	31,972	25,529
Prepaid expenses and other current assets	$192,392	$100,212

Property, Plant and Equipment, Net

	As of
(In thousands)	October 2, 2022	January 2, 2022
Testing equipment and tools	$715	$3,848
Leasehold improvements	14,422	28,936
Solar power systems	9,423	6,500
Computer equipment	13,503	23,112
Internal-use software	63,100	34,083
Furniture and fixtures	8,010	8,582
Transportation equipment	3,437	2,174
Vehicle finance leases	8,550	—
Work-in-progress	4,898	4,076
Property, plant and equipment, gross	126,058	111,311
Less: accumulated depreciation and impairment	(61,274)	(77,751)
Property, plant, and equipment, net[1]	$64,784	$33,560

1 Property, plant, and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	October 2, 2022	January 2, 2022
Equity investments with readily determinable fair value	$—	$91,473
Equity investments without readily determinable fair value	31,257	807
Equity investments with fair value option	15,915	8,374
Cloud computing arrangements implementation costs[1]	10,560	11,692
Deposits with related parties	18,278	11,000
Retail installment contract receivables, net of current portion	100,347	—
Long-term deferred project costs	4,162	4,542
Long-term prepaid taxes	1,302	4,145
Derivative assets	2,304	—
Debt issuance cost	3,271	—
Other	19,234	24,961
Other long-term assets	$206,630	$156,994

1 Includes our implementation costs incurred in cloud computing arrangements (“CCA”) which are capitalized as other long-term assets in accordance with the guidance in ASC 350-40, Internal-Use Software. As of October 2, 2022 and January 2, 2022, $3.4 million and $0.1 million, respectively, were included in amortization expense related to the amortization of our capitalized CCA costs.

Accrued Liabilities

	As of
(In thousands)	October 2, 2022	January 2, 2022
Employee compensation and employee benefits	$42,048	$15,641
Interest payable	3,902	8,005
Short-term warranty reserves	40,591	24,158
Restructuring reserve	17	2,137
Legal expenses	5,130	9,052
Taxes payable	8,511	4,606
Payable to Related Parties[1]	7,004	—
Short-term finance lease liabilities	2,066	—
Other	33,445	38,381
Accrued liabilities	$142,714	$101,980

1 Includes the payable to Total recorded during the three and nine months ended October 2, 2022 in connection with the sale of our C&I Solutions business, based on the latest estimate of closing date working capital.

Other Long-term Liabilities

	As of
(In thousands)	October 2, 2022	January 2, 2022
Deferred revenue	$36,990	$40,321
Long-term warranty reserves	38,676	56,124
Unrecognized tax benefits	13,830	14,689
Long-term pension liability	4,170	3,758
Long-term deferred tax liabilities	3,482	15,834
Long-term taxes payable	—	866
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	5,656	—
Other	13,980	8,147
Other long-term liabilities	$118,242	$141,197

Accumulated Other Comprehensive Income

	As of
(In thousands)	October 2, 2022	January 2, 2022
Cumulative translation adjustment	$9,549	$9,620
Net gain on long-term pension liability obligation	1,548	1,548
Accumulated other comprehensive income	$11,097	$11,168

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

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting unit to the book value (including goodwill). We have the option to perform a qualitative assessment of goodwill prior to completing a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. After assessing the totality of events and circumstances, we concluded that as of October 2, 2022, it is more likely than not the fair value of our reporting unit with goodwill is greater than the book value and, therefore, that there is no goodwill impairment.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of October 2, 2022:
Developed technology	$3,700	$(1,234)	$2,466
Brand	15,800	(3,950)	11,850
Non-compete agreements	3,400	(1,133)	2,267
Software development costs[1]	7,786	(57)	7,729
Total	$30,686	$(6,374)	$24,312

As of January 2, 2022:
Developed technology	$3,700	$(308)	$3,392
Brand	15,800	(988)	14,812
Non-compete agreements	3,400	(283)	3,117
Software development costs[1]	3,579	(21)	3,558
Total	$26,479	$(1,600)	$24,879

1 Includes our external-use software development costs which are being capitalized in accordance with ASC 985-20, Software to be Sold or Leased Externally. Refer to Note 1. Organization and Summary of Significant Accounting Policies for details.

Aggregate amortization expense for intangible assets was $1.6 million and $4.8 million for the three and nine months ended October 2, 2022, and zero for the three and nine months ended October 3, 2021, respectively. No impairment loss was recorded for intangible assets for the three and nine months ended October 2, 2022 and October 3, 2021.

As of October 2, 2022, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next four fiscal years was as follows, through the end of the useful life of all intangible assets:

Expected Amortization Expense
Fiscal Year	(In thousands)
2022 (remaining three months)	$1,584
2023	11,467
2024	8,299
2025	2,962
Total	$24,312

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of October 2, 2022 and January 2, 2022.

	October 2, 2022				January 2, 2022
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Other long-term assets:
Equity investments with fair value option ("FVO")	$15,915	$15,915	$—	$—	$8,374	$8,374	$—	$—
Equity investments with readily determinable fair value	138,735	—	—	138,735	457,352	—	—	457,352
Interest rate swaps	2,304	—	2,304	—	—	—	—	—
Total assets	$156,954	$15,915	$2,304	$138,735	$465,726	$8,374	$—	$457,352

Equity investments with fair value option (“FVO”)

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC (“SunStrong”), Dorado Development Partners, LLC (“Dorado DevCo”), and SunStrong Partners, LLC (“SunStrong Partners”) joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on a quarterly basis considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the nine months ended October 2, 2022. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the nine months ended October 2, 2022.

(In thousands)	Beginning balance as of January 2, 2022	Equity Distribution	Additional Investment	Other adjustment [1]	Ending balance as of October 2, 2022
Equity investments with FVO	$8,374	$—	$5,741	$1,800	$15,915

1 During the third quarter of fiscal 2022, we recorded a fair value adjustment of $1.8 million as a result of our assessment of the fair value of our equity investments with FVO during the quarter. The fair value adjustment was recorded within “Equity in earnings (losses) of unconsolidated investees” in our condensed consolidated statement of operations.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of October 2, 2022. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Equity investments with FVO	$15,915	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$15,915

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For the three and nine months ended October 2, 2022, we recorded a gain of $135.4 million and $121.5 million, respectively, within “other, net” in our condensed consolidated statement of operations as compared to losses of $86.3 million and $48.0 million in the three and nine months ended October 3, 2021. During the three and nine months ended October 2, 2022, we sold one and two million shares of Enphase common stock in open market transactions for net cash proceeds of $290.3 million and $440.1 million, respectively. During the three and nine months ended October 3, 2021, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $177.8 million. As of October 2, 2022, we hold 0.5 million shares of Enphase common stock.

Interest Rate Swaps

In connection with the entry into our loan and security purchase agreement with Credit Suisse AG, New York Branch, and other financial institutions to finance our retail installment contract receivables on June 30, 2022, we also entered into interest rate swaps under the agreement, which convert the floating rate loan to a fixed rate. The interest rate swaps were entered into to mitigate the risks associated with interest rate volatility. The swaps terminate in March of 2024, unless we terminate early with the maturity of the loan, subject to any early termination costs.

The interest rate swaps qualify as derivatives in accordance with the guidance in ASC 815, Derivatives and Hedging. The fair value of the interest rate swaps is determined using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and an evaluation of credit risk in valuing derivative instruments. The valuation model uses various inputs including contractual terms, interest rate curves, credit spreads and measures of volatility.

As of October 2, 2022, we recorded derivative assets of $2.3 million, within “other long-term assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designed as hedges had an aggregate notional value of $65.9 million as of October 2, 2022. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and record within “interest expense” in our condensed consolidated statement of operations. We recorded a gain of $2.3 million for the three and nine months ended October 2, 2022.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of October 2, 2022 was $108.1 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of October 2, 2022 was $80.4 million. The fair value was determined using Level 2 inputs based on weighted average market indexed-based pricing from our retail installment loan purchase agreement pricing list and quarterly market interest rates as reported by an independent pricing source.

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

As of October 2, 2022, we had incurred cumulative costs of approximately $3.4 million in restructuring charges, primarily relating to the payment of severance benefits. The 2021 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance payments for certain employees retained.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate, most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of October 2, 2022, we had incurred cumulative costs of approximately $6.1 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan was completed during the second quarter of fiscal 2022.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	Cumulative To Date
January 2021 Restructuring Plan:
Severance and benefits	$111	$(75)	$(155)	$3,533	$3,362
Other costs[1]	—	1	1	36	43
Total January 2021 Restructuring Plan	111	(74)	(154)	3,569	3,405

December 2019 Restructuring Plan:
Severance and benefits	—	(26)	(53)	793	5,971
Other costs[1]	—	—	—	112	159
Total December 2019 Restructuring Plan	—	(26)	(53)	905	6,130

Other restructuring[2]	—	(130)	451	(130)	69,092
Total restructuring charges (credits)	$111	$(230)	$244	$4,344	$78,627

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the three and nine months ended October 2, 2022 included zero and $0.5 million, respectively, of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

The following table summarizes the restructuring reserve activities during the nine months ended October 2, 2022:

	Nine months ended
(In thousands)	January 2, 2022	Charges (Benefits)	(Payments) Recoveries	October 2, 2022
January 2021 Restructuring Plan:
Severance and benefits	$764	$(155)	$(592)	$17
Other costs[1]	—	1	(1)	—
Total January 2021 Restructuring Plan	764	(154)	(593)	17

December 2019 Restructuring Plan:
Severance and benefits	1,373	(53)	(1,320)	—
Other costs[1]	—	—	—	—
Total December 2019 Restructuring Plan	1,373	(53)	(1,320)	—

Other restructuring[2]	—	451	(451)	—
Total restructuring reserve activities	$2,137	$244	$(2,364)	$17

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the nine months ended October 2, 2022 included $0.5 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease expense	$3,609	$2,845	$10,188	$9,662
Finance lease expense:
Amortization expense	409	—	717	—
Interest expense on lease liabilities	111	—	182	—
Sublease income	(429)	(81)	(620)	(292)
Total	$3,700	$2,764	$10,467	$9,370

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,053	$3,118	$12,773	$11,119
Operating cash flows for finance leases	$111	$—	$182	$—
Financing cash flows for finance leases	$617	$—	$735	$—

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$12,479	$4,429	$14,005	$15,957
Finance leases	$3,147	$—	$7,573	$—

	As of
	October 2, 2022	January 2, 2022
Weighted-average remaining lease term (in years):
Operating leases	3.8	3.6
Finance leases	3.6	0.0
Weighted-average discount rate:
Operating leases	8.0%	8.5%
Finance leases	7.0%	—%

The future minimum lease payments to be paid under non-cancellable leases in effect as of October 2, 2022, are as follows (in thousands):

	Operating Leases	Finance Leases
As of October 3, 2022	(In thousands)
2022 (remaining three months)	$2,929	$636
2023	15,167	2,479
2024	11,806	2,307
2025	8,015	2,121
2026	6,650	1,039
Thereafter	5,715	114
Total lease payments	50,282	8,696
Less: imputed interest	(7,703)	(974)
Total	$42,579	$7,722

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 2, 2022 are as follows:

(In thousands)	Fiscal 2022 (remaining three months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Future purchase obligations	$82,352	$409,990	$2,004	$929	$778	$4,529	$500,582

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreement with Maxeon Solar entered into on August 26, 2020, as well as commitments to purchase Module-Level Power Electronics (“MLPEs”) supplied by one vendor. On February 14, 2022, we entered into a Master Supply Agreement (the “Master Supply Agreement”) with Maxeon Solar, which replaced the previous supply agreement dated as of August 26, 2020, as amended. The Master Supply Agreement will remain in effect until December 31, 2023. The Master Supply Agreement also increases purchase prices and includes exclusivity provisions that will last until December 31, 2022 for certain products, and may be extended to October 13, 2023 for other products upon the satisfaction of certain conditions.

We review the terms of all our long-term supply agreements annually and assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Balance at the beginning of the period	$78,584	$59,418	$80,282	$62,801
Accruals for warranties issued during the period	6,001	2,921	9,867	17,775
Settlements and adjustments during the period	(5,318)	(4,459)	(10,882)	(22,696)
Balance at the end of the period	$79,267	$57,880	$79,267	$57,880

In connection with a cracked connectors issue identified in the fourth quarter of fiscal 2021, we recorded a one-time quality charge of $26.5 million during the fiscal year ended January 2, 2022. The total charge was estimated using assumptions of cost to be incurred on labor and material based on our plan and quoted third-party prices to replace all the installed and uninstalled connectors. During fiscal 2022, there have been no significant changes to the original estimate. We plan to complete the majority of the repairs through fiscal 2023.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $13.8 million and $14.7 million as of October 2, 2022 and January 2, 2022, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of October 2, 2022 and January 2, 2022, our provision was $9.7 million and $9.6 million, respectively, primarily for tax-related indemnifications.

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

During the second quarter of fiscal 2022, Hemlock communicated to us and Maxeon Solar that they believe that certain price escalation clauses for silicon metal have been triggered and would apply to all purchases of polysilicon for 2022 deliveries. During the third quarter of fiscal 2022, Maxeon Solar and Hemlock reached an agreement on this matter. Maxeon Solar’s remaining obligations under the Hemlock Agreements amounts to $30.4 million for the remainder of fiscal 2022. This is gross of prepayments of $9.9 million as of October 2, 2022. With the agreement that was reached, we do not have any current exposure under the Hemlock Agreements as of the quarter ended October 2, 2022, and we are fully indemnified by Maxeon Solar under the Back-to-Back Agreement and against any further claims. As such, we do not carry any liability for the Hemlock Agreements on our condensed consolidated financial statements as long as Maxeon Solar complies with its obligations under the Hemlock Agreements and the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $4.2 million as of October 2, 2022.

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we have agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. As such, we have retained $19.9 million of warranty reserves related to our indemnifications as of October 2, 2022.

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

	As of
(In thousands)	October 2, 2022	January 2, 2022
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$138,735	$457,352
Total equity investments with readily determinable fair value [1]	138,735	457,352
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	—
Equity method investments under the Dealer Accelerator Program	25,977	—
Other equity investments without readily determinable fair value	280	807
Total equity investments without readily determinable fair value	31,257	807
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	10,173	8,374
Dorado Development Partners, LLC	5,742	—
SunStrong Partners, LLC	—	—
Total equity investment with fair value option	15,915	8,374
Total equity investments	$185,907	$466,533

Equity investments without readily determinable fair value

In February 2022, we made an equity investment in OhmConnect, Inc. (“OhmConnect”). We accounted for the investment as an equity investment without readily determinable fair value in accordance with the guidance in ASC 321, Investments - Equity Securities.

In fiscal 2022, SunPower launched its Dealer Accelerator Program to help speed the adoption of renewable energy across the U.S. by making minority investments in solar dealers to advance their growth in coordination with the rapid growth of its direct business. As part of the program, dealers receive preferred access to SunPower equipment, battery storage and financial products offerings. In addition, SunPower provides the dealers with enhanced lead generation and business strategy support. During the first and second quarters of fiscal 2022, we made an equity investment in Sea Bright Solar, Inc. of $2.0 million and Freedom Solar Holdings, LLC, of $9.4 million, respectively.

During the third quarter of fiscal 2022, we entered into two equity investments with EmPower CES, LLC (“EmPower”) and Renova Energy Corp. (“Renova”) of $6.0 million and $8.5 million, respectively, as part of the Dealer Accelerator Program. Similarly to our previous equity investments entered into during the first and second quarters of fiscal 2022, we have accounted for the investments as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.2 million during the three months ended October 2, 2022. In addition, during the three months ended October 2, 2022, we received a dividend from one of our investees in the amount of $0.3 million.

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

Unconsolidated VIEs

In March 2022, we entered into a joint venture with Hannon Armstrong and SunStrong to form Dorado DevCo, a jointly-owned entity, to hold our residential lease solar power projects. Similar to our prior joint ventures for residential lease assets, SunPower and Hannon Armstrong will make total capital contributions of up to $7.9 million into Dorado DevCo for 50% effective equity interest, each. SunStrong, our existing joint venture with Hannon Armstrong, was appointed as a manager of the entity. We also entered into a development asset purchase agreement to provide development services for solar power systems sold into the fund.

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

During the three and nine months ended October 2, 2022, we made a $2.4 million and $5.7 million capital contribution in the equity method investee, respectively. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Summarized statements of operations information:
Revenues	$37,444	$34,363	$109,604	$100,157
Net income (loss)	$2,307	$1,188	$(4,817)	$3,409
Net income (loss) attributable to parents	$7,201	$2,440	$15,983	$(40,633)

	As of
(In thousands)	October 2, 2022	January 2, 2022
Summarized balance sheet information:
Current assets	$93,999	$93,722
Long-term assets	$1,756,573	$1,626,125
Current liabilities	$64,299	$65,872
Long-term liabilities	$1,385,060	$1,295,540

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	October 2, 2022	January 2, 2022
Accounts receivable	$46,552	$28,900
Accrued liabilities	$214	$53
Contract liabilities	$63,959	$17,442

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenues and fees received from investees for products/services	$81,581	$60,073	$180,387	$160,195
(Gain) loss on business divestitures, net	$—	$—	$—	$(224)

Consolidated VIEs

For Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $5.4 million and $13.5 million for the three and nine months ended October 2, 2022, respectively. Total revenue was $5.0 million and $12.7 million for the three and nine months ended October 3, 2021, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of October 2, 2022, we had $41.0 million of assets from the consolidated VIEs.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	October 2, 2022				January 2, 2022
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% convertible debentures due 2023	$424,991	$424,609	$—	$424,609	$424,991	$—	$423,677	$423,677
Asset-Backed Loan[4]	—	—	—	—	60,800	60,579	—	60,579
Safe Harbor Loan[3]	—	—	—	—	48,529	47,894	—	47,894
Total recourse debt	$424,991	$424,609	$—	$424,609	$534,320	$108,473	$423,677	$532,150
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$73,906	$—	$72,270	$72,270	$—	$—	$—	$—
Vendor Financing and Other Debt	2,513	2,185	297	2,482	1,475	1,095	380	1,475
Total non-recourse debt	76,419	2,185	72,567	74,752	1,475	1,095	380	1,475
Total	$501,410	$426,794	$72,567	$499,361	$535,795	$109,568	$424,057	$533,625

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

4 In September 2022, we repaid the outstanding principal amount of our $61.7 million asset-backed loan with Bank of America, N.A. and terminated the facility.

As of October 2, 2022, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2022 (remaining three months)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Aggregate future maturities of outstanding debt	$2,173	$498,955	$61	$64	$68	$89	$501,410

Convertible Debt

The following table summarizes our outstanding convertible debt:

	October 2, 2022			January 2, 2022
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
4.00% debentures due 2023	$424,609	$424,991	$465,266	$423,677	$424,991	$501,489

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

In August 2022, we terminated our letter of credit facility with Deutsche Bank Trust and had no letters of credit issued and outstanding under the facility.

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. The letter of credit facility is 50% cash secured, and we have entered into a security agreement with Bank of the West granting them a security interest in a cash collateral account established for this purpose.

As of October 2, 2022 and January 2, 2022, letters of credit issued and outstanding under the Bank of the West facility totaled $23.3 million and $19.3 million, respectively, which were collateralized with $12.5 million of restricted cash on the condensed consolidated balance sheets.

Loan Facility with Credit Suisse AG

On June 30, 2022, we entered into a loan and security purchase agreement with Credit Suisse AG, New York Branch, and other financial institutions, to finance our retail installment contract receivables. The agreement provided for a $100.0 million delayed draw term loan which will mature on December 29, 2023. In connection with the loan agreement, we have established a special purpose entity acting as the borrower under the facility.

The loans under the agreement bear interest at a rate as adjusted by the benchmark adjustment, as defined in the term loan agreement, or the base rate plus the applicable margin for such loans. In addition, we also entered into an interest rate swap under the agreement, which converts the floating rate loan to a fixed rate. The swap terminates in March of 2024, unless we terminate early with the maturity of the loan, subject to any early termination costs. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including a covenant that any assets of the special purpose borrowing entity will not be available to other creditors of any of our other SunPower entities.

As of October 2, 2022, we had $73.9 million borrowings outstanding under the term loan facility, of which $8.2 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the condensed consolidated balance sheets as of October 2, 2022.

Revolver and Term Loan Facility with Bank of America and Bank of the West

On September 12, 2022, we entered into a Credit Agreement with BofA Securities, Inc. and Bank of the West, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender, and an L/C Issuer. The Credit Agreement consists of a revolving credit facility (the “Revolver”) and a term loan facility (“Term Loan Facility” and, together with the Revolver, the “Facilities”), each facility providing for an aggregate principal amount of $100 million. The Revolver will mature on September 12, 2027, while the Term Loan Facility matures on (a) September 12, 2027, or (b) on September 12, 2024 if all or a portion of the outstanding 4.00% convertible debentures due 2023 have converted into equity interests of the Company; provided that the portion of the Term Loan Facility that is applied to repay any of the 4.00% convertible debentures due 2023 that do not convert will still mature on September 12, 2027 regardless of the conversion of other 4.00% convertible debentures due 2023.

The interest rate for borrowings under the Facilities is based on, at the Company's option, either (1) the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's “prime rate,” or (c) SOFR plus a margin. A commitment fee of between 0.25% and 0.35%, depending on our Total Net Leverage Ratio, is payable quarterly on the undrawn portion of the Revolver. In addition, an unused borrowings fee equal to 0.75% is payable quarterly on the undrawn portion of the Term Loan up until the initial drawdown of the debt occurs.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and certain of our subsidiaries, subject to negotiated exceptions, to: incur additional indebtedness; create liens or guarantee obligations; enter into sale-leaseback transactions; merge, liquidate or dispose of assets; make acquisitions or other investments; enter into hedging agreements; pay dividends and make other distributions and engage in transactions with affiliates. Under the Credit Agreement, the Company's Restricted Subsidiaries may not invest cash or property in, or loan to, our Unrestricted Subsidiaries amounts exceeding the limitations set forth in the Credit Agreement.

As of October 2, 2022, we had no borrowings under the Revolver and Term Loan Facilities, and there were issued but undrawn letters of credit outstanding under the Facilities of $0.6 million. The letters of credit have a maximum aggregate amount that can be issued of $50.0 million, which is included within the total principal amount of the Revolver facility.

Note 12. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

During the second quarter of fiscal 2022, we entered into a First Amendment to the Cross License Agreement (the “Amendment”) with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off, pursuant to which the Company and Maxeon Solar exclusively and non-exclusively licensed certain intellectual property rights. The Amendment provides for certain adjustments to the scope of Maxeon Solar’s non-exclusive license to the Company. In connection with the Amendment and in anticipation of the expiration of the Collaboration Agreement with Maxeon Solar in August 2022, the Company and Maxeon Solar also entered into ancillary agreements providing for the settlement of certain payments due under the Collaboration Agreement as well as transition services arrangement, the sublease, subject to landlord consent, of the research and development facility located in San Jose, California, the transfer of certain assets, and support to complete a collaboration project that may extend past August 2022.

We recorded a net loss of $4.3 million in the nine months ended October 2, 2022 in connection with the above agreements, that is presented within “research and development expenses” and “sales, general, and administrative expense” on our condensed consolidated statements of operations.

The below table summarizes our transactions with Maxeon Solar for the three and nine months ended October 2, 2022:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Purchases of photo-voltaic modules (recorded in cost of revenues)	$30,852	$61,967	$165,913	$167,313
Research and development expenses reimbursement received	$840	$7,736	$18,375	$25,759
Income (expense) from transition services agreement, net	$(36)	$468	$(326)	$5,211
Sublease income (recorded in sales, general, and administrative expense)	$176	$—	$176	$—

We had the following balances related to transactions with Maxeon Solar as of October 2, 2022:

	As of
(In thousands)	October 2, 2022	January 2, 2022
Prepaid and other current assets	$699	$1,928
Accrued liabilities	$8,761	$7,493
Accounts payable	$42,694	$27,724
Other long-term liabilities	$1,458	$1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong and SunStrong Partners.

Note 13. INCOME TAXES

In the three months ended October 2, 2022, our income tax provision of $3.1 million on an income from continuing operations before income taxes of $143.8 million, was primarily due to state taxes on realized gains from sale of equity investments, partially offset by a net tax benefit from prior year uncertain tax positions. Our income tax benefit of $2.0 million in the three months ended October 3, 2021 on a loss from continuing operations before income taxes of $74.5 million was primarily due to the deferred taxes on mark-to-market unrealized losses on equity investments.

In the nine months ended October 2, 2022, our income tax benefit of $5.3 million on an income from continuing operations before income taxes of $91.2 million, was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments. Our income tax benefit of $3.5 million in the nine months ended October 3, 2021 on a loss from continuing operations before income taxes of $36.6 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability.

During the three and nine months ended October 2, 2022, in accordance with FASB guidance for interim reporting of income tax, we have computed our provision for income taxes based on a projected annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarters.

In the nine months ended October 2, 2022, our income tax benefit of $0.6 million on a loss from discontinued operations before income taxes of $47.2 million, was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business. In the three and nine months ended October 3, 2021, our income tax benefit of $0.2 million and $1.4 million on a loss from discontinued operations before income taxes of $12.0 million and $27.4 million was also due to the state tax benefit of year-to-date operating losses.

The sale of the C&I Solutions business to TotalEnergies Renewables during the second quarter of fiscal 2022 resulted in a taxable gain. The tax impact of $1.4 million was recorded in “additional paid-in capital” within our condensed consolidated statements of equity in the nine months ended October 2, 2022, consistent with the accounting treatment of the gain and tax accounting guidance.

Total liabilities associated with uncertain tax positions were $13.8 million and $14.7 million as of October 2, 2022 and January 2, 2022, respectively. The decrease of $0.9 million was primarily due to the reduction of federal tax liabilities which can be fully offset by tax attributes and foreign exchange rate change for non-U.S. liabilities, partially offset by the accrual of additional state liabilities, interest, and penalties on existing reserves.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Joe Biden. The IRA includes, among other provisions, a 15% minimum tax based on “adjusted financial statement income” exceeding $1.0 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. We are evaluating the tax related provisions of the IRA, but do not expect it to have a significant impact on our business.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic net (loss) income per share:
Numerator:
Net income (loss) attributable to stockholders - continuing operations	$139,407	$(72,707)	$94,745	$(32,760)
Net (loss) income attributable to stockholders - discontinued operations	—	(11,669)	(46,321)	(24,794)
Net income (loss) attributable to stockholders	$139,407	$(84,376)	$48,424	$(57,554)
Denominator:
Basic weighted-average common shares	174,118	172,885	173,815	172,242

Basic net income (loss) per share - continuing operations	$0.80	$(0.42)	$0.55	$(0.19)
Basic net (loss) income per share - discontinued operations	—	(0.07)	(0.27)	(0.14)
Basic net income (loss) per share	$0.80	$(0.49)	$0.28	$(0.33)

Diluted net (loss) income per share:
Numerator:
Net income (loss) available to stockholders - continuing operations	$139,407	$(72,707)	$94,745	$(32,760)
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	—	—	—
Add: Interest expense on 4.00% debentures due 2023, net of tax	3,026	—	9,078	—
Net income (loss) available to common stockholders - continuing operations	142,433	(72,707)	103,823	(32,760)
Net (loss) income available to common stockholders - discontinued operations	$—	$(11,669)	$(46,321)	$(24,794)
Denominator:
Basic weighted-average common shares	174,118	172,885	173,815	172,242
Effect of dilutive securities:
Restricted stock units	1,311	—	706	—
0.875% debentures due 2021	—	—	—	—
4.00% debentures due 2023	17,068	—	17,068	—
Dilutive weighted-average common shares:	192,497	172,885	191,589	172,242

Dilutive net income (loss) per share - continuing operations	$0.74	$(0.42)	$0.54	$(0.19)
Dilutive net (loss) income per share - discontinued operations	—	(0.07)	(0.24)	(0.14)
Dilutive net income (loss) per share	$0.74	$(0.49)	$0.30	$(0.33)

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restricted stock units	1,119	1,053	3,422	1,155
0.875% debentures due 2021	—	—	—	1,575
4.00% debentures due 2023	—	17,068	—	17,068

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenues	$1,144	$697	$3,494	$1,979
Research and development	454	609	1,293	2,408
Sales, general, and administrative	4,959	2,719	14,222	13,243
Total stock-based compensation expense	$6,557	$4,025	$19,009	$17,630

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and availability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our plans regarding our senior convertible debentures, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, and our environmental, social, and governance initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. Our sales channels include a network of both installing and non-installing dealers and resellers that operate in residential markets as well as a group of in-house sales teams engaged in direct sales to end customers.

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

Key Developments

Inflation Reduction Act of 2022 (“IRA”)

On August 16, 2022, the IRA was enacted. The IRA includes, among other things, an expansion and extension of the solar investment tax credit (“ITC”) for eligible solar energy systems through at least 2032. The IRA allows qualifying homeowners to credit 30% of the cost of the solar or solar paired battery storage system from their U.S. federal income taxes starting in 2022, thus returning a significant portion of the cost of the solar system to the taxpayer. In addition, beginning in 2023, a new standalone battery storage ITC, also at a value of 30% of the cost of the system, will be available. Under the terms of the IRA, the solar, solar paired battery storage, and standalone battery storage ITCs will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% or 10% after the end of 2034 (with the percentage dependent on the eligibility of the taxpayer associated with the residential system). The IRA also includes provisions beginning in 2023 that, depending on the location of a particular system and/or its ability to satisfy certain domestic content or low-income customer requirements, allows for substantial increases in the percentage value of the ITC for eligible systems that qualify, beyond the 30% minimum.

Finally, the IRA includes numerous additional provisions regarding extension and expansion of other tax credits or federal incentive programs related to our business, including the renewal and extension of the tax credits applicable to electric vehicle charging equipment. We believe the enactment of the IRA is favorable to our business as it may increase demand for our services due to the extensions and expansions of tax credits, which in turn help reduce the costs of our products and services for our customers. However, the impact of the IRA cannot be known with certainty, as we may not recognize all the expected benefits. We are continuing to evaluate the overall impact and applicability of the IRA to our results of operations going forward.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	October 2, 2022		October 3, 2021
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$475,711	100	$283,312	100
Total cost of revenues	370,264	78	220,923	78
Gross profit	105,447	22	62,389	22
Research and development	6,784	1	2,615	1
Sales, general, and administrative	87,124	18	43,704	15
Restructuring charges (credits)	111	—	(230)	—
(Gain) loss on sale and impairment of residential lease assets	—	—	—	—
(Gain) loss on business divestitures, net	—	—	—	—
(Income) expense from transition services agreement, net	(1,059)	—	(468)	—
Operating income (loss)	12,487	3	16,768	6
Other income (expense), net	131,296	28	(91,227)	(32)
Income (loss) from continuing operations before income taxes	143,783	30	(74,459)	(26)
(Provision for) benefits from income taxes	(3,109)	(1)	2,015	1
Equity in earnings (losses) of unconsolidated investees	1,958	—	—	—
Net income (loss) from continuing operations	142,632	30	(72,444)	(26)
Net (income) loss from continuing operations attributable to noncontrolling interests	(3,225)	(1)	(263)	—
Net income (loss) from continuing operations attributable to stockholders	$139,407	29	$(72,707)	(26)

	Nine Months Ended
	October 2, 2022		October 3, 2021
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$1,243,760	100	$784,199	100
Total cost of revenues	984,505	79	615,133	78
Gross profit	259,255	21	169,066	22
Research and development	19,199	2	11,497	1
Sales, general, and administrative	257,163	21	135,449	17
Restructuring charges (credits)	244	—	4,344	1
(Gain) loss on sale and impairment of residential lease assets	—	—	(294)	—
(Gain) loss on business divestitures, net	—	—	(5,290)	(1)
(Income) expense from transition services agreement, net	(1,287)	—	(5,211)	(1)
Operating (loss) income	(16,064)	(1)	28,571	4
Other income (expense), net	107,214	9	(65,199)	(8)
Income (loss) from continuing operations before income taxes	91,150	7	(36,628)	(4)
Benefits from (provision for) income taxes	5,308	—	3,547	—
Equity in earnings (losses) of unconsolidated investees	1,958	—	—	—
Net income (loss) from continuing operations	98,416	8	(33,081)	(4)
Net (income) loss from continuing operations attributable to noncontrolling interests	(3,671)	—	321	—
Net income (loss) from continuing operations attributable to stockholders	$94,745	8	$(32,760)	(4)

Total Revenues

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total revenues	$475,711	$283,312	68%	$1,243,760	$784,199	59%
Our total revenues during the three and nine months ended October 2, 2022 increased by 68% and 59%, as compared to the three and nine months ended October 3, 2021, respectively, largely due to higher volume in organic residential business across all channels, primarily from our dealer network, increase in pricing during the second and third quarters of fiscal 2022, and the acquisition of Blue Raven in the fourth quarter of fiscal 2021. This was partially offset by a reduction in revenue during the second quarter of fiscal 2022 from the reversal of variable consideration on two of our legacy large power plant projects that we sold in fiscal 2018 and 2019.

We did not have any customers that accounted for greater than 10% of total revenues for the three and nine months ended October 2, 2022.

One customer accounted for approximately 21% and 20% of total revenues for the three and nine months ended October 3, 2021, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Cost of Revenues
Total cost of revenues	$370,264	$220,923	68%	$984,505	$615,133	60%

Gross Margin
Total gross margin percentage	22%	22%	—%	21%	22%	(1)%

Our total cost of revenues increased by 68% and 60% during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively, as a result of revenue growth from the Blue Raven acquisition and our other sales channels, as well as increasing material and labor costs, during fiscal 2022.

Our gross margin remained fairly constant during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
R&D	$6,784	$2,615	159%	$19,199	$11,497	67%
As a percentage of revenues	1%	1%		2%	1%

R&D expense increased by $4.2 million, or 159%, and $7.7 million, or 67%, during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively, primarily due to higher labor costs from increased headcount during fiscal 2022.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
SG&A	$87,124	$43,704	99%	$257,163	$135,449	90%
As a percentage of revenues	18%	15%		21%	17%

SG&A expenses increased by $43.4 million, or 99%, and $121.7 million, or 90%, during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, increased strategic hiring across digital and business functions to support our growth strategy, increased investment in various subscriptions, licenses, and consulting fees, as well as increases in acquisition-related charges and transaction costs for corporate strategic transactions such as acquisitions and divestitures.

Restructuring charges (credits)

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Restructuring charges (credits)	$111	$(230)	148%	$244	$4,344	(94)%
As a percentage of revenues	—%	—%		—%	1%

Restructuring charges (credits) increased by $0.3 million, or 148%, during the three months ended October 2, 2022, as compared to the three months ended October 3, 2021, primarily due to payments for remaining severance costs for certain employees retained under the 2021 restructuring plan in the third quarter of fiscal 2022, as compared to recoveries of restructuring expenses previously accrued for retention payments during the third quarter of fiscal 2021.

Restructuring charges (credits) decreased by $4.1 million, or 94%, during the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, respectively, primarily due to the decrease in restructuring charges for our 2021 restructuring plan which began in the first quarter of fiscal 2021, as well as benefits in the second quarter of fiscal 2022 caused by the transfer of employees to Maxeon Solar as a result of the agreements entered into with Maxeon Solar during the quarter.

(Gain) loss on sale and impairment of residential lease assets

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
(Gain) loss on sale and impairment of residential lease assets	$—	$—	—%	$—	$(294)	(100)%
As a percentage of revenues	—%	—%		—%	—%

Gain on sale and impairment of residential lease assets decreased by $0.3 million during the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, primarily due to the large majority of residential lease assets being sold in prior years and no impairment deemed necessary in fiscal 2022 on the remaining portfolio.

(Gain) loss on business divestitures, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
(Gain) loss on business divestitures, net	$—	$—	—%	—	(5,290)	(100)%
As a percentage of revenues	—%	—%		—%	(1)%

Gain on business divestitures, net decreased by $5.3 million during the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021, primarily due to the gain on sale of our residential leases to SunStrong recorded in the second quarter of fiscal 2021 which did not occur in fiscal 2022.

(Income) expense from transition services agreement, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
(Income) expense from transition services agreement, net	$(1,059)	$(468)	126%	$(1,287)	$(5,211)	(75)%
As a percentage of revenues	—%	—%		—%	(1)%

Income from the transition services agreement, net was higher by $0.6 million during the three months ended October 2, 2022, as compared to the three months ended October 3, 2021, primarily due to additional transition services provided to Total during the third quarter of fiscal 2022 in connection with the sale of the C&I Solutions business which occurred during the second quarter of fiscal 2022.

Income from the transition services agreement, net was lower by $3.9 million during the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, primarily due to the termination of a majority of the services in the third quarter of fiscal 2021, in accordance with the underlying agreement with Maxeon Solar. This was partially offset by additional transition services provided to Total during the third quarter of fiscal 2022 in connection with the sale of the C&I Solutions business during the second quarter of fiscal 2022.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Interest income	$144	$43	235%	$278	$168	65%
Interest expense	(4,216)	(5,171)	(18)%	(15,224)	(18,828)	(19)%
Other income (expense):
Other, net	135,368	(86,099)	257%	122,160	(46,539)	362%
Other income (expense), net	$131,296	$(91,227)	244%	$107,214	$(65,199)	264%
As a percentage of revenues	28%	(32)%		9%	(8)%

Interest expense decreased by $1.0 million and $3.6 million during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively, primarily due to the gain recorded from changes in fair value of our interest rate swaps during the third quarter of fiscal 2022. In addition, interest expense decreased due to lower debt for a large part of the third quarter of fiscal 2022, primarily due to repayment of our 2021 convertible debentures in June 2021, as well as other recourse debt during the second quarter of fiscal 2021 and the second and third quarters of fiscal 2022, partially offset by new debt entered into during the end of the second and third quarters of fiscal 2022.

Other income increased by $221.5 million in the three months ended October 2, 2022 as compared to the three months ended October 3, 2021, primarily due to a gain of $135.4 million on equity investment with readily determinable fair value in the three months ended October 2, 2022, as compared to a loss of $86.3 million in the three months ended October 3, 2021.

Other income increased by $168.7 million in the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021, primarily due to a gain of $121.5 million on equity investment with readily determinable fair value in the nine months ended October 2, 2022, as compared to a loss of $48.0 million in the nine months ended October 3, 2021.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
(Provision for) benefits from income taxes	$(3,109)	$2,015	(254)%	$5,308	$3,547	50%
As a percentage of revenues	(1)%	1%		—%	—%

In the three months ended October 2, 2022, our income tax provision of $3.1 million on an income from continuing operations before income taxes of $143.8 million, was primarily due to state taxes on realized gains from sale of equity investments, partially offset by a net tax benefit from prior year uncertain tax positions. Our income tax benefit of $2.0 million in the three months ended October 3, 2021 on a loss from continuing operations before income taxes of $74.5 million was primarily due to the deferred taxes on mark-to-market unrealized losses on equity investments.

In the nine months ended October 2, 2022, our income tax benefit of $5.3 million on an income from continuing operations before income taxes of $91.2 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments. Our income tax benefit of $3.5 million in the nine months ended October 3, 2021 on a loss from continuing operations before income taxes of $36.6 million was primarily due to windfall benefits from stock-based compensation deduction and the true-up of estimated state tax liability.

As of the end of the third quarter of fiscal 2022, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Equity in earnings (losses) of unconsolidated investees

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Equity in earnings (losses) of unconsolidated investees	$1,958	$—	—%	$1,958	$—	—%
As a percentage of revenues	—%	—%		—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $2.0 million for the three and nine months ended October 2, 2022, primarily due to a fair value adjustment recorded as a result of our assessment of the fair value of our equity investments with FVO during the third quarter of fiscal 2022.

Net (Income) Loss from Continuing Operations Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Net (income) loss from continuing operations attributable to noncontrolling interests	$(3,225)	$(263)	1126%	$(3,671)	$321	1244%

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

The net income attributable to noncontrolling interests increased by $3.0 million and $4.0 million for the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, respectively, primarily due to higher volume of sale of safe harbor panels using our Solar Sail entity, and lower allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended October 2, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as disclosed below.

Retail installment contract receivables, net

Our retail installment contracts offer a long-term loan to our customers at affordable rates to finance their purchase. These retail installment contracts allowed us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20-25 years.

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

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021
Net cash (used in) provided by operating activities	$(169,866)	$(42,065)
Net cash provided by (used in) investing activities	$508,566	$185,635
Net cash (used in) provided by financing activities	$(53,471)	$(109,536)

Operating Activities

Net cash used in operating activities for the nine months ended October 2, 2022 of $169.9 million consisted of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The $127.8 million increase in cash used in operations in the nine months ended October 2, 2022 compared to the corresponding the nine months ended October 3, 2021, was primarily due to a higher net loss during the nine months ended October 2, 2022 compared to the corresponding the nine months ended October 3, 2021, after excluding non-cash items, most significantly, earnings from mark-to-market adjustment on Enphase shares. In addition, cash used in operations increased year over year due to higher accounts receivable, prepaid expenses and other current assets from on-balance sheet retail installment contracts, and higher inventories, partially offset by lower net payment for accounts payable and other accrued liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended October 2, 2022 of $508.6 million primarily consisted of cash received from the C&I Solutions sale and proceeds from sale of equity investments, partially offset by cash paid for purchases of property, plant, and equipment, and equity investments.

The $322.9 million increase in net cash provided by investing activities in the nine months ended October 2, 2022 compared to the corresponding the nine months ended October 3, 2021, primarily resulted from cash received from the C&I Solutions sale in the second quarter of fiscal 2022 and proceeds from the sale of equity investments in the first and third quarters of fiscal 2022, partially offset by higher cash paid for purchases of property, plant, and equipment and investments in intangible assets, and cash paid for new equity investments during all three quarters of fiscal 2022, as well as cash paid for investments in unconsolidated investees in the second and third quarters of fiscal 2022 which did not occur in fiscal 2021.

Financing Activities

Net cash used in financing activities for the nine months ended October 2, 2022 of $53.5 million primarily consisted of purchases of stock for tax withholding obligations on vested restricted stock as well as net repayment of bank loans and other debt.

The $56.1 million decrease in net cash used in financing activities in the nine months ended October 2, 2022 compared to the corresponding the nine months ended October 3, 2021, primarily resulted from repayment of convertible debt which occurred in fiscal 2021 and did not recur in fiscal 2022, partially offset by higher cash paid on purchases of stock for tax withholding obligations.

Capital Resources

As of October 2, 2022, we had unrestricted cash and cash equivalents of $396.5 million as compared to $123.7 million as of January 2, 2022. These cash balances were held primarily in the United States; however, we had approximately $1.4 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

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

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including repayment of our $425.0 million 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”), $100.0 million of which are held by TotalEnergies, which mature on January 15, 2023. The holders of 4.00% debentures due 2023 may exercise their right to convert into our common stock any time prior to their maturity, instead of cash repayment. To fulfill our obligation to repay the 4.00% debentures due 2023, we could use the $200.0 million revolver and term loan facility with Bank of America and Bank of the West which we entered into during September 2022, as well as the proceeds from the sale of shares of Enphase Energy, Inc (“Enphase”) common stock and cash generated from operations. We believe it is probable that these actions will generate sufficient proceeds to satisfy our obligations as they become due, including repayment of our debt obligations under the 4.00% debentures due 2023. However, we cannot predict, with certainty, the outcome of the actions discussed above to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements-Note 11. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of October 2, 2022:

		Payments Due by Fiscal Period
(In thousands)	Total	2022	2023-2024	2025-2026	Beyond 2026
Convertible debt, including interest[1]	$425,699	$—	$425,699	$—	$—
Other debt, including interest[2]	81,693	3,222	78,230	148	93
Operating lease commitments[3]	51,104	2,967	27,290	15,000	5,847
Supply agreement commitments[4]	500,582	82,352	411,994	1,707	4,529
Total	$1,059,078	$88,541	$943,213	$16,855	$10,469

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our senior convertible debentures due 2023, and interest of $0.7 million until maturity, which is payable upon maturity in fiscal 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of October 2, 2022 and January 2, 2022, total liabilities associated with uncertain tax positions were $13.8 million and $14.7 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

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

As of October 2, 2022, our retail installment contract receivables had a fair value of $80.4 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $3.8 million and $3.6 million, respectively.

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

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our non-recourse floating rate debt. As of October 2, 2022, we had interest rate swap derivatives not designated as hedges with aggregate notional value of $65.9 million.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of October 2, 2022 at a reasonable assurance level because the Company’s disclosure controls were designed to report certain information pursuant to Section 13(r) of the Exchange Act only on an annual basis on Form 10-K rather than on a quarterly basis on Form 10-Q. Pursuant to Section 13(r) of the Exchange Act, we are required to disclose in both our annual and quarterly reports information regarding whether SunPower’s affiliates knowingly have engaged in certain activities relating to Iran during the relevant period. SunPower does not engage in business activities requiring disclosure pursuant to Section 13(r); however, our affiliate TotalEnergies SE has conducted such activities. Previously, the Company disclosed such information in its annual reports on Form 10-K, in parallel with TotalEnergies SE’s annual reporting as required under Section 13(r). As of the date of this filing, the Company is remediating its disclosure controls and procedures with respect to quarterly reporting of information required by Section 13(r) of the Exchange Act.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 3, 2022 and April 3, 2022. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 3, 2022 and April 3, 2022, except as disclosed below.

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2021, 2020, and 2019, our internal control over financial reporting and our disclosure controls and procedures were effective. Based on their evaluation as of the end of the third quarter of fiscal 2022, management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because the Company’s disclosure controls were designed to report certain information pursuant to Section 13(r) of the Exchange Act only on an annual basis on Form 10-K rather than on a quarterly basis on Form 10-Q. As of the date of this filing, the Company is remediating its disclosure controls and procedures with respect to quarterly reporting of such information.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 4, 2022 through July 31, 2022	5,826	$15.89	—	—
August 1, 2022 through August 28, 2022	6,493	$24.08	—	—
August 29, 2022 through October 2, 2022	27,380	$22.84	—	—
	39,699		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 5: OTHER INFORMATION

Information concerning certain limited activities related to Iran

On March 25, 2022, our affiliate TotalEnergies SE included information in its Annual Report on Form 20-F for the fiscal year ended December 31, 2021 regarding certain activities requiring disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The relevant disclosures were reproduced in Part I, Item 1 of the Company’s Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 25, 2022. The Company has requested that TotalEnergies SE notify the Company if, during the quarter ended October 2, 2022, TotalEnergies SE knowingly engaged in certain activities relating to Iran as set forth in Section 13(r) of the Exchange Act. TotalEnergies SE has notified the Company that, as a foreign private issuer, TotalEnergies SE is not required to assess such information on a quarterly basis and that it has not maintained any operational activity in Iran since November 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1
Credit Agreement, dated as of September 12, 2022, among SunPower Corporation, certain of its subsidiaries as guarantors, the Lenders (as defined therein) from time to time party thereto, the L/C Issuers (as defined therein) from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibits marked with an asterisk (*) are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER CORPORATION

Dated:	November 8, 2022	By:	/S/ GUTHRIE DUNDAS

Guthrie Dundas
Interim Chief Financial Officer