Form 10-K
period 2023-01-01
SUNPOWER CORP
filed 2023-03-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 3, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.3 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 3, 2022. For purposes of determining this amount only, the registrant has defined affiliates as including TotalEnergies Solar INTL SAS, formerly known as Total Solar International SAS, Total Energies Nouvelles Activités USA and Total Gas & Power USA, SAS and the executive officers and directors of the registrant on July 3, 2022.

The total number of outstanding shares of the registrant’s common stock as of March 3, 2023 was 174,859,570.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

SunPower Corporation
Form 10-K for the fiscal year ended January 1, 2023

INTRODUCTORY NOTES

Cautionary Statement Regarding Forward-Looking Statements

The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A. Risk Factors” herein and our other filings with the Securities and Exchange Commission (“SEC”) for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements, including those set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, cash flows, and financial condition:

Risks Related to COVID-19 Pandemic

•We continue to experience economic and other impacts as a result of the COVID-19 pandemic, which could adversely affect our business, results of operations, cash flows, and financial condition, as well as the business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers.

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

•If we and our partners fail to successfully execute our research and development plans and cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues, cash flows, and profits would suffer.

•The reduction, modification, or elimination of government incentives could cause our revenue to decline and harm our financial results.

•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

•A change in the solar investment tax credit could adversely affect our business, revenues, margins, results of operations, and cash flows.

•As our sales to residential customers have grown, including through dealers and directly to consumers, and with the launch of SunPower Financial, we have increasingly become subject to substantial financial services and consumer protection laws and regulations. Any failure to comply with laws and regulations relating to interactions by us or third parties (such as our dealers and sub-servicers) with consumers or with licensing requirements applicable to our business could result in negative publicity, claims, investigations and litigation, and may adversely affect our financial performance.

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

Risks Related to Our Supply Chain

•We depend on a limited number of suppliers for certain critical components, and finished products, including our solar modules, microinverters, and storage solutions. Any shortage, interruption or delay, deterioration of our relationships with, or price change from these suppliers could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

•Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

Risks Related to Our Operations

•If we have quality issues with our solar and related products, such as the third-party connector issue we experienced in fiscal 2021, our sales, profit, and cash flows could decrease and our relationships with our customers and our reputation may be harmed.

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

•We install a significant portion of residential solar power systems and are subject to risks associated with construction, safety, cost overruns, delays, and other contingencies any of which could have a material adverse effect on our business and financial results.

•We utilize term loans and other financing structures to fund acquisitions, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt.

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware in 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Stock Market LLC under the symbol “SPWR.” In fiscal 2011, we became a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of the majority of SunPower common stock (see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 3. Transactions with Total and TotalEnergies SE” for more details on the transaction).

Company Overview

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include: 1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower, 2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services, 3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth, 4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency, and 5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption.

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

On October 4, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding membership interests of Solar Holdings, LLC (“Blue Raven”), and 35% of the issued and outstanding membership interests of Albatross Software LLC (“Albatross”), an affiliate of Blue Raven. Pursuant to the Purchase Agreement, the Company agreed to pay to the sellers up to $145.0 million in initial cash consideration, which amount was subject to a customary working capital adjustment. The Purchase Agreement also provided that the Company would make certain cash payments to Blue Raven executives, employees and service providers, which are included in the aggregate purchase price, in accordance with related agreements entered into between such individuals and Blue Raven. During fiscal 2022, we completed cash payments to Blue Raven executives, employees, and service providers in an amount of $20.0 million, and a holdback amount paid to key employees, which was accelerated after the sale to GIP Sol, of $4.5 million. Our obligations under this acquisition are complete.

Recent Developments

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

For all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the consolidated statement of operations, as well as assets and liabilities of discontinued operations on the consolidated balance sheets. See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2. Discontinued Operations” for more details on the transaction.

Inflation Reduction Act of 2022 (“IRA”)

On August 16, 2022, the IRA was enacted. The IRA includes, among other things, an expansion and extension of the solar investment tax credit (“ITC”) for eligible solar energy systems through at least 2032. The IRA allows qualifying taxpayers (either individual taxpayers in the case of a residential system sold via cash or loan, or corporate taxpayers in the case of a residential third-party owned system or residential multifamily system) to credit 30% of the fair market value of the solar or solar paired battery storage system from their U.S. federal income taxes starting in 2022, thus returning a significant portion of the fair market value of the solar system to the taxpayer. Beginning in 2023, a new standalone battery storage ITC, also at a value of 30% of the fair market value of the system, is available. Under the terms of the IRA, the solar, solar paired battery storage, and standalone battery storage ITCs will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% or 10% after the end of 2034 (with the percentage dependent on the eligibility of the taxpayer associated with the residential system). The IRA also includes provisions beginning in 2023 that, depending on the location of a particular system and/or its ability to satisfy certain domestic content or low-income customer requirements, allows for substantial increases in the percentage value of the ITC for eligible systems that qualify, including residential single family home third-party owned systems and residential multifamily building systems, beyond the 30% minimum.

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

Our COVID-19 Response

We continue to closely monitor the COVID-19 pandemic, and the health and safety of our employees and contractors is a top priority. In an effort to protect our employees and contractors, we continue to review and comply with all health and safety regulations and public health guidance, as well as updating our protocols as necessary. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners, and suppliers.

Outlook

We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. With the acquisition of Blue Raven, we expanded our geographic footprint, particularly outside of California, in the U.S. residential solar and battery storage space, to address the growing demand for residential solar and battery storage across the country, such as the under-penetrated areas in Northwest, Midwest and Atlantic regions. Further, on May 31, 2022, we completed the sale of our C&I Solutions business to TotalEnergies Renewables, as part of our growing focus on and investment in our residential solar and battery storage business. We strongly believe that the time is now for residential consumers to adopt solar energy and battery storage, with flexible financing options and favorable clean energy incentives, via the federal IRA and at the state and local level that make it easier for consumers to achieve electricity bill savings and resiliency, while helping to fight against the increasing impact of climate change. We believe the most significant elements of uncertainty in executing on our strategy are the impact of ongoing global supply chain constraints on component and services costs and consumer spending, as well as the ability of our sales channels, supply chain, and distribution centers to operate with minimal disruption in the near term. In addition, the new net energy metering program (“NEM 3.0”) in California may result in some market disruption that in turn may impact our financial position, results of operations, cash flows, and outlook. As the NEM 3.0 program will go into effect on April 15, 2023, we expect an increased level of demand, particularly for solar systems for new and current customers seeking to expand their existing solar system, through the first quarter of fiscal 2023. The typical solar customer under the NEM 3.0 program will see less utility bill savings in comparison to the current program, NEM 2.0, therefore, solar demand after April 15, 2023 is unknown. However, with NEM 3.0, the addition of battery storage can increase utility bill savings for the typical customer substantially more than with solar only. This illustrates the importance of storage to the solar proposition for California homeowners, and we will pivot our marketing and sales strategy accordingly.

Solutions

With our investment in our residential solar business, we offer solutions to existing residential and new homes markets, and our all-in-one solutions include a full suite of renewable energy systems: solar, storage, EV chargers, software, and services. As part of our solutions-based approach, we focus on our SunPower Equinox and SunVault products for our residential customers. The Equinox and SunVault products systems are pre-engineered modular solutions for residential applications that combine our high-efficiency solar module technology with integrated plug-and-play power stations, cable management systems, and mounting hardware that enable our dealers and installers to quickly and easily complete system installations and for our end customers to manage their energy production. Our Equinox systems utilize both high efficiency premium interdigitated back contact (“IBC”) cell technology panels and lower cost mono passivated emitter and rear contact (“PERC”) panels coupled with alternating-current microinverters for residential applications, where we are also working to expand our initiatives on storage and smart energy solutions. Additionally, we continue to expand our offerings of high-quality products for the mainstream market with our U-Series product line, which we believe will enhance our ability to rapidly expand our footprint with minimal capital cost.

We continue to see a significant and increasing number of opportunities in technologies and capabilities adjacent to our core product offerings that we believe can significantly reduce our Customer Cost of Energy (“CCOE”) and expand the lifetime value of a customer, including the integration of energy storage and energy management functionality into our systems, and have made investments to realize those opportunities, enabling our customers to make intelligent energy choices by addressing how they buy and use energy. We offer solar panels that use micro-inverters designed to eliminate the need to mount or assemble additional components on the roof or the side of a building and enable optimization and monitoring at the solar panel level to ensure maximum energy production by the solar system. In addition, our acquisition of Blue Raven in fiscal 2021 expanded our offerings and increased our opportunities to deliver solar power generation solutions to our customers, with an expanded footprint into new territories of the United States as well.

OneRoof®

Our latest roofing system, OneRoof®, is a Class A fire-rated, UL-certified roofing system that replaces concrete roofing tiles for a fully integrated roof-plus-solar solution. With flexible design configurations, integrated panel clips, and built-in grounding, installation is simple and designed specifically for new homes. With direct-to-deck attachments, self-aligning modules, and snap-in-place module attachments, OneRoof installs two to three times faster than conventional mounting, and is cost efficient by replacing roof materials. Kynar-coated metal components add a rugged layer of roof protection that lasts longer than typical composite shingles and are covered by our Complete Confidence Warranty. Our Complete Confidence Warranty covers products, parts, and service for 25 years, monitoring hardware for 10 years, and the Kynar-coated-steel finish for 5 years. OneRoof sits seamlessly with the rest of the roof for a sleek, low-profile look with virtually no visible parts. Interlocking flashings and pans with individually sealed screws create a watertight barrier against harsh conditions, including wind-driven rain, and is built to last. OneRoof is the only complete roof-integrated solar system, paired with the world’s best solar.

SunVault™ Storage

Our SunVault™ storage solution is primarily designed for residential customers and its two-box solution fits in indoor or outdoor areas. Homeowners get reliable backup power during an outage and the system provides the flexibility to manage energy as they deem fit. SunVault storage integrates with SunPower solar systems, creating a holistic home solar plus storage solution designed, installed, and warranted by one company. Its intelligent software shifts when drawing power from the grid, maximizing the use of solar, as well as provides real-time updates as to home energy use, solar and storage usage, through customized settings. With less than 0.5% of homes in the United States having storage, and power outages continuing to rise, our storage solutions provide an attractive way to use solar. We expect to release additional updates to our SunVault solution nationwide within the next fiscal year. The updated solution will extend the offering to new segments of the market that are currently not serviced, which will significantly enhance our total serviceable market.

In addition, our Virtual Power Plant (“VPP”), launched during fiscal 2021, enables SunVault energy storage customers to get paid for sharing stored solar energy with utilities during peak demand and contribute to a more stable power grid in their community. VPPs enable utilities to request energy from efficient, renewable energy resources like distributed solar and energy storage and disperse it among all grid-connected customers to create a more stable and sustainable source of power. The coordination of the charge and discharge of a participating customer’s battery and sharing of the energy to the utility is performed by SunPower on the customer’s behalf. SunPower also allows customers to reserve a portion of their stored energy for emergency use, even as they participate in a VPP. Customers participating in the VPP will be notified prior to discharging of the battery and can set their battery threshold levels through customized settings, and in turn are compensated by the utility for their participation.

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

During fiscal 2021, we launched an in-house finance company, SunPower FinancialTM which offers a complete range of financing products and an increased set of financing options for our customers. Through SunPower Financial, we offer financing programs that are designed to provide customers with a variety of options to obtain high-efficiency solar products and systems, including loans arranged through our third-party lending partners, in some cases for no money down, or leases at competitive energy rates. SunPower Financial was designed to make renewable energy affordable for more homeowners and increase access to underserved populations by supporting a new line of financial products featuring expanded eligibility. The launch of SunPower Financial supported our commitment to increase access to solar energy for residential customers who live in historically underserved communities by 25% by 2025, in accordance with our 25x25 diversity, equity and inclusion (“DE&I”) initiative we launched in fiscal 2021.

Additionally, since the launch of SunPower Financial, our customers now have broader choices for purchasing, as well as affordable financing of, solar power systems from us. Further, since its launch in 2011, our residential lease program, in partnership with third-party investors, typically provides U.S. customers SunPower systems under 20-year lease agreements that include system maintenance and warranty coverage, including warranties on system performance. SunPower residential lease customers have the option to purchase their leased solar systems upon the sale or transfer of their home. These financing options enhance our ability to provide individually tailored solar solutions to a broad range of residential customers and expand our lifetime value for a customer.

Supply

The majority of the solar panels used in our residential system solutions are sourced from Maxeon Solar under the terms of our master supply agreement, dated as of February 14, 2022 and amended on December 31, 2022, which replaces the supply agreement we entered into with Maxeon Solar in connection with the Spin-Off. During fiscal 2022, we also began sourcing various modules and components for our residential systems from Waaree Energies Ltd. and Hanwha Qcells through a series of purchase agreements. In addition, we entered into a new supply agreement with Maxeon Solar dated as of December 31, 2022, for the purchase of certain designated residential solar products, including high efficiency premium IBC solar panels, during fiscal 2024 and 2025. We have secured supply of domestically assembled panels, through our agreements with Hanwha Qcells which are being manufactured in Dalton, Georgia. Thus, we have the potential to benefit from the IRA through incentives for corporations to utilize domestic content in third-party owned systems.

We work with our suppliers and partners to ensure the reliability of our supply chain. We are continuing to diversify our supply base by forging new supplier relationships for single-sourced parts to support supply continuity and new products. We have also contracted with certain suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. In addition, we have begun new partnerships with minority-owned business organizations through our 25x25 DE&I initiative, where we are committed to ensuring industry equity and increasing our supplier diversity. For more information about our purchase commitments and obligations, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations” and “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 9. Commitments and Contingencies.”

Technology

Energy Management Services

“Energy Management Services” is a path to harness our world’s energy potential by connecting the most powerful and reliable solar systems, batteries and electric vehicles on the market with an increasingly vast array of actionable data that help customers make smarter decisions about their energy use. Our ‘Energy Management Services’ initiative is designed to add intelligent control to any permutation of residential distributed energy resources our customers choose to procure, and to enhance the overall customer experience of owning a SunPower system. In order to enable and enhance the portfolio of Smart Energy Management Services solutions we offer, we plan to continue to invest in integrated technology solutions that allow customers to both manage and optimize their CCOE. These investments include, but are not limited to, rate arbitrage and targeted self-consumption to generate maximum bill savings in the most complex utility tariff frameworks and connecting customer systems to VPP and other grid services opportunities. We believe that investing in these areas will continue to pay dividends as markets mature and renewable deployments accelerate outside California.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade alternating current (“AC”) power that is ready for use. We sell inverters manufactured by third parties, some of which are SunPower-branded for residential customers. Subsequent to the sale of our microinverter business in August 2018, we procure microinverters for both field installation and the manufacture and distribution of AC modules for the U.S. residential market from Enphase Energy, Inc. (“Enphase”). Panels coupled with these microinverters perform better in shaded applications compared to conventional string inverters and allow for optimization and monitoring at the solar panel level, enabling maximum energy production by the solar system.

Warranties

SunPower provides a workmanship warranty ranging from 5 to 25 years from installation, and a 25-year standard warranty for previously SunPower-manufactured microinverters. We also warrant our installed systems for defective materials and workmanship for the warranty term, as well as provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services. We pass through to customers warranties from the original equipment manufacturers of certain system components such as solar panels, monitoring equipment and inverters. For such components, our warranties may exceed the warranty coverage from the original equipment manufacturers. For solar energy systems we do not install directly, we receive workmanship warranties from our solar partners.

Customers

Our scope and scale allow us to deliver solar and battery storage solutions for residential customers, including individual homeowners and new home builders. We operate in 49 U.S. states, as well as Canada, and leverage a combination of direct sales and a broad partner ecosystem to efficiently reach our customer base.

Our internal sales team, SunPower Direct, including a dedicated new homes division, and our third-party dealer network of more than 700 local dealers have deployed hundreds of thousands of SunPower rooftop solar systems to residential customers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” for our significant customers.

Competition

The market for solar power is competitive and continually evolving. We continue to face increased competition from inflation-driven price increases and supply shortages, which could lead to loss of sales or market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to:

•SunRun, Inc., Sunnova Energy International Inc., Tesla, Inc., SolarEdge, Complete Solaria Inc., Amicus Solar, GAF Energy, ADT Solar, REC Group, Generac Holdings Inc., Maxeon Solar Technologies, Ltd., Enphase Energy, Inc., and Sunlight Financial Holdings Inc.

The residential solar energy market in general competes with other energy providers including electricity produced from conventional fossil fuels or large-scale renewable energy sources supplied by utilities. We also face competition from resellers that have developed related offerings that compete with our products and services, or have entered into strategic relationships with other existing solar power system providers. During fiscal 2022, we launched our Dealer Accelerator Program where we made minority investments in solar dealers to advance their growth in coordination with the rapid growth of their direct business, as well as increase our own strategic relationships. We also compete for limited government funding for research and development contracts, customer tax rebates and other programs that promote the use of solar, and other renewable forms of energy with other renewable energy providers and customers.

We believe the key competitive factors in the market for solar energy management solutions, including systems, storage, and software, are:

•total system quality;

•customer experience;

•warranty protection, quality, and customer service;

•Levelized Cost of Energy (“LCOE”) evaluation;

•CCOE evaluation;

•power, efficiency, and performance under realistic operating conditions;

•aesthetic appearance of solar panels and systems;

•total system price;

•established sales channels to customers;

•bankability, strength, and reputation of our Company;

•wind, snow, and structural load capability;

•speed and ease of installation through modular solutions;

•dealer and installer training and operational excellence;

•strength of distribution relationships;

•high-productivity sales and commissioning software tools for dealers;

•leveraging extensive fleet data for reliability;

•availability of efficient third-party or in-house financing;

•ITC and federal regulation;

•third-party loan providers and interest rates; and

•offer complete integrated solutions.

We believe that we can compete favorably with respect to each of these elements, particularly with regard to system quality, customer experience and strength of distribution relationships. We may be at a disadvantage in comparison to some companies with total system price and broader product lines. For more information on risks related to our competition, please see the risk factors set forth under the caption “Item 1A. Risk Factors,” including “Risks Related to Our Sales Channels—If we and our partners fail to successfully execute our research and development plans and cost reduction roadmap, or fail to develop and introduce new and enhanced products and services, we may be unable to compete effectively, and our ability to generate revenues, cash flows, and profits would suffer.”

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. “SunPower” and the “SunPower” logo are our registered trademarks in the United States for use with solar cells, solar panels, energy monitoring systems, inverters, and mounting systems. We also hold registered trademarks for, among others, “SunPower Equinox,” “SunPower Giving,” “SunPower Horizons,” “Bottle the Sun,” “Demand Better Solar,” “EDDiE,” “EnergyLink,” “Equinox,” “Experiential Learning. Expanding Opportunities.,” “InvisiMount,” “Light on Land,” “Smarter Solar,” “Sol,” “SunTile,” “SunVault,” “OneRoof,” “The Future of Energy. Today,” “Blue Raven Solar,” and “The Power of One” in certain countries. We are seeking and will continue to seek registration of the “SunPower” trademark and other trademarks in additional countries as we believe is appropriate. As of January 1, 2023, we held registrations for 35 trademarks in the United States, and had 8 trademark registration applications pending. We also held 20 trademark registrations and had zero trademark applications pending in foreign jurisdictions. We typically require our business partners to enter into confidentiality and non-disclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications that cover aspects of the technology in the solar panels, mounting products, energy storage, software, and electrical and electronic systems that we sell. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 1, 2023, we held 238 patents in the United States (439 licensed to Maxeon Solar or its affiliates), which will expire at various times through 2046, and had 54 U.S. patent applications pending (67 licensed to Maxeon Solar or its affiliates). We also had 202 patents and had 33 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect proprietary information and know-how. We therefore typically require employees and consultants to enter into confidentiality agreements to protect them.

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

Regulations

Public Policy Considerations

Different public policy mechanisms have been used by governments to accelerate the adoption and use of solar power and energy storage. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net energy metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, while others are scheduled to be extended or expanded. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power or energy storage system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system or stored by their energy storage system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net energy metering or net energy billing allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and for those customers to be fairly credited for that excess electricity.

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

Environmental, Social, Governance (“ESG”)

U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. New domestic and international laws and regulations relating to ESG matters, including human capital, diversity, sustainability, and climate change are under consideration, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional processes and implementation of new practices and reporting all entailing additional compliance risk. The rules and regulations related to ESG are constantly evolving and changing, however, we do not expect any amendments to have a material effect on our operations and financial position.

We use, generate, and discharge materials which may be classified as toxic, volatile, or otherwise hazardous chemicals and wastes which have resulted from our research and development activities. We are subject to a variety of U.S. federal, state, and local laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are currently not subject to any litigation pertaining to environment regulations and cost of compliance with applicable regulations is expected to be commensurate with our historical spend and other companies in the industry.

In addition to our existing environmental compliance initiatives, we have engaged additional resources to provide comprehensive oversight and reporting of the ESG components across our processes and business units. We published our fiscal 2021 Environmental, Social, and Governance Report (“2021 ESG Report”) in June 2022, as a continuation of our commitment to sustainability. This report describes the Company’s sustainability and innovation strategies and addresses other environmental and social governance matters such as waste minimization and recycling, minimization of impact on natural resources, and progress we have made in our pledge under our 25X25 DE&I initiative. The 2021 ESG Report can be found on our website at https://us.sunpower.com/why-sunpower/sustainability. This website reference is provided for convenience only and the content on the referenced website is not incorporated by reference into this Annual Report on Form 10-K. We plan to publish our 2022 ESG Report in the beginning of the second quarter of fiscal 2023.

Information concerning certain limited activities related to Iran

All the information concerning the activities of our affiliate TotalEnergies SE and its affiliated companies (collectively, the “TotalEnergies”) related to Iran that took place in 2022 provided in this section is disclosed pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”).

In addition, information for 2022 is provided concerning the payments made by TotalEnergies’ affiliates to, or additional cash flow that operations of TotalEnergies affiliates generate for the government of Iran (identified by the United States as a state sponsor of terrorism) or any entity controlled by such government.

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

Concerning payments made to Iranian entities in 2022, TotalEnergies EP Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 3.35 billion (€100,5391) to the Iranian administration for taxes and social security contributions concerning the staff of this representative office. None of these payments were executed in US dollars.
1 Converted using the average exchange rate for fiscal year 2022, as published by the Central Bank of Iran.

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

In November 2018, the US Treasury Department’s Office of Foreign Asset Control (“OFAC”) granted a conditional license to BPEOC and Serica authorizing provision of services to the Rhum field following the re-imposition of US secondary sanctions. The principal condition of the license is that the ownership of shares in IOC UK by Naftiran Intertrade Company Limited (the trading branch of the NIOC) are transferred into and held in a Jersey-based trust, thereby ensuring that the Iranian government does not derive any economic benefit from the Rhum field so long as US sanctions against these entities remain in place. IOC UK’s interest is managed by an independent management company established by the trust and referred to as the “Rhum Management Company” (“RMC”). If necessary, TEP UK liaises with RMC in relation to the Bruce Rhum Agreement and TEP UK expects to continue liaising with RMC on the same basis in 2023.

In January 2021, OFAC renewed the conditional license to Serica authorizing the provision of services to the Rhum field, until January 31, 2023, subject to early termination if the trust arrangements described above should terminate. In addition, OFAC confirmed that, to the extent that the license remains valid and Serica represents that the conditions set out in the license are met, activities and transactions of non-US persons involving the Rhum field or the Bruce field, including in relation to the operation of the trust, IOC UK and RMC will not be exposed to US secondary sanctions with respect to Iran. Following an application filed with the FOCA on November 9, 2022, Serica received in January 2023 the renewal of its license until January 31, 2025.

IOC UK’s share of costs incurred under the Bruce Rhum Agreement has been paid to TEP UK in 2022 by RMC. In 2022, based upon TEP UK’s 1% interest in the Bruce Field Joint Venture and income from the net cash flow sharing arrangement with Serica, gross revenue to TEP UK from IOC UK’s share of the Rhum field resulting from the Bruce Rhum Agreement was approximately £1.9 million. This amount was used to offset operating costs on the Bruce field and as such, generated no net profit to TEP UK. TEP UK expects to continue this activity in 2023.

TEP UK is also party to an agreement with Serica whereby TEP UK uses reasonable endeavors to evacuate Rhum NGL from the St Fergus Terminal (the “Rhum NGL Agreement”). TEP UK provides this service subject to Serica having title to all of the Rhum NGL to be evacuated and Serica having a valid license from OFAC for the activity. The service is provided on a cost basis, and TEP UK charges a monthly handling fee that generates an income of approximately £39,500 per annum relating to IOC UK’s 50% interest in the Rhum field. After costs, TEP UK generates little profit from this arrangement. TEP UK expects to continue this activity in 2023.

Gas, Renewables & Power

In 2022, TotalEnergies Electricité et Gaz France, a wholly owned subsidiary, supplied electricity to the Iranian Embassy in Paris (France). This activity generated a gross turnover of approximately €33,050 and a net margin of approximately €3,660 in 2022. TotalEnergies Electricité et Gaz France expects to continue this activity in 2023.

Marketing & Services

In 2022, TotalEnergies Marketing France, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnergies' service stations to the Iranian Embassy and the Iranian delegation to UNESCO located in Paris (France). This activity generated a gross turnover of approximately €20,500 (without tax) and a net profit of approximately €427 in 2022. TotalEnergies Marketing France expects to continue this activity in 2023.

In 2022, TotalEnergies Marketing Belgium, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnergies' service stations to the Iranian Embassy located in Brussels (Belgium). This activity generated a gross turnover of approximately €17,104 (without tax) and a net profit of approximately €1,770 in 2022. TotalEnergies Marketing Belgium expects to continue this activity in 2023.

Patents & Trademarks

In 2022, TotalEnergies made small payments to Iranian authorities related to the maintenance and protection of trademarks and designs in Iran and may make similar small payments in 2023. These payments are not prohibited by applicable Sanctions Regimes.

Seasonal Trends and Economic Incentives

Our business is subject to industry-specific seasonal fluctuations including changes in weather patterns and economic incentives, such as changes to the amount and timing of the ITC, among others. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two quarters of our fiscal year. The construction of solar power systems or installation of solar power components and related revenue may decline during cold and/or rainy winter months. In the United States, many customers make purchasing decisions during peak high heat seasons (summer) or towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, revenues may fluctuate due to the timing of project sales, construction schedules, and revenue recognition of certain projects, which may significantly impact our quarterly results of operations.

Human Capital Management

SunPower had a team of about 4,710 full-time employees worldwide as of January 1, 2023. About 3,480 of these employees were located in the United States, and about 1,230 were located in the Philippines. Of these employees, approximately 2,725 were engaged in construction projects, 100 in research and development, 1,415 in sales and marketing, and 470 in general and administrative services. Our employees are not represented by labor unions on an ongoing basis, we have not experienced a work stoppage, and we believe our relations with our employees to be good. We have a strong management team, and we believe they have the right experience to effectively implement our growth strategies and lead SunPower for long-lasting success. We also have approximately 2,280 contractors engaged in various activities worldwide as of January 1, 2023.

How SunPower develops, attracts, and retains personnel

With our mission To Change the Way Our World is Powered, we work to attract top talent to join the SunPower team. Given the technical nature of our business, our success depends in part on our ability to attract and retain skilled employees through a focus on university recruiting, experienced mid-career talent, and working with technical trade partners. We are dedicated to creating a diverse, inclusive, and safe work environment where each person can deliver their best every day. We believe our work environment fosters a rich, equitable culture that allows us to make an impact on our world. We launched our 25x25 DE&I initiative in fiscal 2021, designed to ensure benefits of home solar and storage serve American families, job seekers and businesses that have been historically underserved. We value a culture of respect and dignity and celebrate the differences of our employees.

SunPower employees are responsible for understanding our vision and values, and how their actions support the achievement of our vision on a daily basis. We drive high levels of performance and improvement on an on-going basis through our long-standing tradition of management by objectives and SMART goals, with a clear link back to our core values: Put Safety First, Deliver Superior Experiences, Accountability, Do The Right Thing, Innovate Relentlessly, and Be Fast and Nimble. Our employees generally receive feedback and coaching from their managers on at least a semi-annual basis, ensuring ongoing development. Through bespoke learning and development opportunities, we ensure our employees have the opportunity to achieve their career goals within SunPower.

Attraction and retention of key employees contributes to our ability to remain competitive, and we have a comprehensive total rewards system to help ensure we are compensating and rewarding our employees in line with market practice, providing a competitive benefits programs, and providing flexibility through programs like our Volunteer Time Off initiative. Our ongoing support of our employees' financial, health and wellness needs will continue to be essential. Our pay-for-performance philosophy helps align employee interests with those of our stockholders by rewarding achievements that meet or exceed corporate goals, and grants of stock-based awards under our 2015 Omnibus Incentive Plan are intended to align compensation with the price performance of our common stock.

The importance of diversity, equity, and inclusion

SunPower is an equal opportunity employer, and we are committed to maintaining a diverse and inclusive work environment and creating a strong culture of diversity, equity, and inclusion, strengthened by the launch of our 25x25 DE&I initiative.

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

More information about SunPower’s diversity, equity, and inclusion programs is available on our website and in our published 2021 ESG report. The content of our website including, without limitation, our 2021 ESG Report, is not incorporated by reference into this report. Our 2022 ESG report is expected to be published in the second fiscal quarter of 2023.

A strong safety culture

We are committed to protecting the environment, providing a safe workplace, and protecting the health and safety of our employees, contractors, customers, and other stakeholders. We pursue continual improvement by setting targets and objectives to promote health and safety while aiming to conserve natural resources, minimize waste, and provide an environmentally friendly workplace. We work to ensure that all jobs and processes are planned and performed in a safe, healthy, and environmentally friendly manner. We have also launched a third-party Safety Program Assessment, reinstituted Executive Safety Walks, live training, and increased Safety Resources.

The health and safety of our employees and contractors continues to be a top priority. In an effort to protect our employees and contractors, we continue to review and comply with all health and safety regulations and public health guidance, as well as updating our protocols as necessary.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) free of charge on our website at www.sunpower.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K. Copies of such material may be obtained, free of charge, upon written request submitted to our corporate headquarters: SunPower Corporation, Attn: Investor Relations, 1414 Harbour Way South, Suite 1901, Richmond, California, 94804. Copies of materials we file with the SEC may also be accessed on the SEC’s website at www.sec.gov.

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

Risks Related to COVID-19 Pandemic

We continue to experience economic and other impacts as a result of the COVID-19 pandemic, which could adversely affect our business, results of operations, cash flows, and financial condition, as well as the business, results of operations, cash flows, and financial condition of many of our suppliers, dealers, and customers.

The pandemic has affected our employees and their ability to work, our ability to conduct our business operations around the globe, demand for our products, our supply chains, the ability of some of our customers to purchase and pay for our products, and caused us to reallocate and prioritize our planned spending in our strategic initiatives.

The COVID-19 pandemic could adversely affect our business and operations, including our manufacturing operations, bookings, and sales, and our ability to continue to invest in all of our planned research and development and other initiatives. In addition, new governmental orders and restrictions may be issued in some locations if the pandemic recurs or worsens. During a prolonged reduction in manufacturing operations or demand, the business and financial condition of our suppliers and customers may deteriorate, resulting in liquidity challenges, bankruptcies, permanent discontinuation of operations, or an inability to make timely deliveries or payments to us. Our suppliers and vendors may also request new or changed credit terms, which could effectively increase the prices we pay for raw materials and supplies and affect our cash flows.

We may experience a decline in demand for our solar panels due to decrease in consumer spending caused by macro-economic factors such as the continued impacts of the COVID-19 pandemic and rising inflation in the U.S. Additionally, if credit markets become more challenging, customers may be unable or unwilling to finance the cost of our products, and the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for our customers, any of which could adversely affect our revenues and growth of our business. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

In addition to the risks described above, the pandemic and associated economic and other impacts may also have the effect of heightening the other risks described in this risk factors section; in particular, see the “Risks Related to our Sales Channels,” “Risks Related to our Liquidity,” “Risks Related to our Supply Chain,” and “Risks Related to our Operations.” The overall effect that the COVID-19 pandemic will have on our business, results of operations, cash flows, and financial condition will depend on future developments, including the ultimate duration and scope of the pandemic, the impact on our suppliers, dealers, and customers, and the speed with which economic conditions, operations, and the demand for our products change.

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

We do not know whether our revenue will continue to grow, or if it will continue to grow sufficiently to outpace our expenses, which we also expect to grow. As a result, we may not be profitable on a quarterly or annual basis. Our revenue, results of operations, and cash flow are difficult to predict and have in the past fluctuated significantly from quarter to quarter. The principal reason for these significant fluctuations in our results is that, at times, we may derive a substantial portion of our total revenues from our large customers, consequently:

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

Sales to our customers are susceptible to fluctuations in volumes and revenue, as well as fluctuations in demand based on the availability of regulatory incentives and other factors. In addition, demand from our customers may fluctuate based on the perceived cost-effectiveness of the electricity generated by our solar power systems as compared to conventional energy sources, such as natural gas and coal (which fuel sources are subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind. Declining or increasing average selling prices affect our sales volumes, and therefore lead to large fluctuations in revenue.

Further, our revenue mix of component sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and results of operations in any given period.

Any of the foregoing may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our common stock and our liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would materially adversely affect our results of operations and cash flows for that quarter. See also under this section, “Risks Related to Our Sales Channels—Our business could be adversely affected by seasonal trends, poor weather, labor shortages, and construction cycles,” “Risks Related to Our Sales Channels—The reduction, modification, or elimination of government incentives could cause our revenue to decline and harm our financial results,” and “Risks Related to Our Sales Channels—Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.

On February 4, 2022, the President of the United States issued Proclamation 10339, extending the safeguard tariffs on imported solar cells and modules to provide relief to U.S. manufacturers and impose safeguard tariffs on imported solar cells and modules for an additional four years, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Modules are subject to a four-year tariff at a rate of 14.75% in the first year, declining 0.25% in each of the three subsequent years, to a final tariff rate of 14% in 2026. Cells are subject to a tariff-rate quota, under which the first 5 gigawatts (“GW”) of cell imports each year will be exempt from tariffs; and cells imported after the 5 GW quota has been reached will be subject to the same 14.75% tariff as modules in the first year, with the same 0.25% decline in each of the three subsequent years. The tariff-free cell quota applies globally, without any allocation by country or region.

The tariffs could materially and adversely affect our business, cash flows, and results of operations. While solar cells and modules based on IBC technology, like Maxeon Solar’s X-Series (Maxeon 3) and M-Series (Maxeon 6), and related products were granted exclusion from these safeguard tariffs on September 19, 2018 and continue to be excluded under the extension announced in early 2022, bifacial products are also excluded from the safeguard measures, while solar products based on other technologies continue to be subject to the safeguard tariffs. Although we are actively engaged in efforts to mitigate the effect of these tariffs, there is no guarantee that these efforts will be successful.

Following investigation into allegations that imports of solar cells and modules completed in Cambodia, Malaysia, Thailand, or Vietnam, using components from China, were circumventing the antidumping and countervailing duty ("AD/CVD") orders on solar cells and modules from China, the International Trade Administration of the U.S. Department of Commerce (“Commerce”) issued preliminary determinations on December 2, 2022, that circumvention was occurring in each of the four Southeast Asian countries. Although the modules that we sell to our customers are generally either outside the scope of the circumvention inquiry or are exempted from collection of AD/CVD duties and cash deposits until June 6, 2024, as described in Presidential Proclamation 10414 and the subsequent regulations promulgated by Commerce, a change in the scope of the final determination by Commerce, the scope or duration of the relief granted by the Proclamation, subsequent congressional review of Commerce's determination, or the suppliers, origin of components, or manufacturing locations for our modules, may materially increase the price of our solar products and result in significant additional costs to us, our resellers, and our resellers’ customers, thereby reducing demand, which could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

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

Our growth strategy, including portions of our 25x25 DE&I growth initiative, depends on third-party financing arrangements, and with the addition of SunPower Financial, our ability to provide financing directly to our customers. We often require project financing for development and construction of certain of our projects, which require significant investments before the equity is later sold to investors. SunPower Financial relies on third-party capital providers to provide financing options through our platform to customers. As our business grows, SunPower Financial will need additional funding sources for those financing options, either from its existing capital providers or by entering into program funding agreements with new capital providers. We regularly look to minimize our cost of capital, and in support of that strategy, we will from time to time provide temporary capital support for consumer financial products in order to maximize the benefits from new funding sources. Our failure to obtain additional funding commitments in an amount needed to fund projected volume, or failure to extend our existing commitments or identify new capital providers or renewing existing providers on favorable economic terms could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

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

Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and financial results. Credit markets are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth. As a result of economic conditions, certain of our capital partners have either reduced the amount of available capital for such financing or made the terms of such financing less favorable. Our plans to continue to grow our residential finance program may be delayed if credit conditions prevent us from obtaining or maintaining arrangements to finance those programs. We are actively arranging additional third-party financing for our residential finance program; however, if we encounter challenging credit markets, we may be unable to arrange additional financing partners for our residential finance programs in future periods, which could have a negative impact on our sales. In the event we enter into a material number of financing arrangements with customers without obtaining corresponding third-party financing, our cash, working capital, and results of operations could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

The availability of financing depends on many factors, including market conditions, tax rates, the demand for and supply for residential solar installations, and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives. In the long term, as we look toward markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and financial results.

The lack of project financing, due to tighter credit markets or other reasons, could limit our ability to offer competitive financing options for potential customers, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than to our competitors, which could materially and adversely affect our business and financial results.

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

Our solar panels, including the solar panels we source from Maxeon Solar, are competitive in the market as compared with lower-cost conventional solar cells, due to our products’ higher efficiencies, among other things. Given the historical general downward pressure on prices for solar panels driven by increasing supply and technological change, a component of our business strategy has been to take advantage of reductions in manufacturing costs to remain competitive. We and our suppliers also focus on standardizing products with the goal of driving down our installation costs. If our competitors are able to drive down their manufacturing and installation costs or increase the efficiency of their products faster than we can, or if competitor products are exempted from tariffs and quotas and ours are not, our products may become less competitive even when adjusted for efficiency. Further, as raw materials costs and other third-party component costs increase, as they have recently, our suppliers may not meet our cost reduction targets. If we and our partners cannot effectively execute our cost reduction roadmap, our competitive position may suffer, we could lose market share, and our margins may be adversely affected if we face downward pricing pressure.

The solar power market is characterized by continually changing technology and improving features, such as increased efficiency, higher power output, and enhanced aesthetics. Technologies developed or sold by our direct competitors, including concentrating solar cells, solar thermal electric, and other solar technologies, may provide energy at lower costs than our products. We also face competition in some markets from other energy generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent energy production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with any such new system is higher than that of our systems. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational, and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our results of operations, cash flows, and financial condition could be adversely affected.

Our failure to further refine technology, reduce costs in the manufacturing process, and develop and introduce new solar power products and related system components could cause the products we offer to become less competitive or obsolete, which could reduce our market share and cause our sales to decline. This risk requires us to work continuously with our suppliers to develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer preferences, expectations, and requirements. It is difficult to successfully predict the products and services our customers will demand. If we cannot continually improve the efficiency and prove the reliability of our solar panels and solutions as compared with those of our competitors, our pricing will become less competitive, we could lose market share, and our margins would be adversely affected.

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

In addition, uncertainty with respect to Chinese government policies, including subsidies or other incentives for solar projects, may cause increased, decreased, or volatile supply and/or demand for solar products, which could negatively impact our revenue, earnings, and cash flow. Finally, the imposition by the United States of tariffs and quotas could materially adversely affect our ability to compete with other suppliers and developers in the U.S. market, including the aforementioned Section 201, Section 301, and AD/CVD duties and tariffs. Because of the uncertainty created by these tariffs and duties, the cost to source these materials for our products could materially increase, which could have a material adverse impact on our business, results of operations, cash flows, and financial condition. See also under this section, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

The reduction, modification, or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and or other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2020 with California’s adoption of building standards requiring the installation of solar systems on new homes, and in 2022 with California’s adoption of changes to its net energy metering program), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

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

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the ITC, which is administered by the IRS. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Joe Biden. The IRA includes, among other things, an expansion and extension of the ITC for eligible solar energy systems through at least 2032. We hold projects and have sold projects, or expect to sell projects, to certain customers based on certain underlying assumptions regarding the ITC. We have also accounted for certain projects and programs in our business using the same assumptions.

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

As we continue to seek to expand our retail customer base and expand our direct sales channel, our activities with customers, especially our financing activities with our residential customers, are subject to numerous federal, state, and local laws, including consumer protection laws. For example, in December 2021, we announced the launch of SunPower Financial, our new in-house financial products business. If we are unable to successfully operate this business, we may not realize its anticipated benefits. This initiative requires that our subsidiary maintain certain non-bank financial services licenses in a number of jurisdictions. While we believe we have obtained all necessary licenses, the application of some consumer finance licensing laws to our financial products offerings is unclear. If we are is found to be in violation of applicable licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, including indemnification obligations to its capital providers, and financing originated through SunPower Financial could be rendered void or unenforceable, in whole or in part, any of which could have a material adverse effect on SunPower’s business, financial condition and results of operations.

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

With SunPower Financial, we are subject to a complex and constantly evolving consumer finance regulatory environment, which is difficult to predict, and which may affect our business and financial performance.

With SunPower Financial, and the introduction of new financial products, we are subject to additional state and federal regulatory regimes in connection with financial products and consumer credit transactions. The complex regulatory environment of the consumer credit industry is subject to constant change and modification. Some of these laws and regulations have been enacted only recently and ambiguities may create uncertainty, which may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations. The laws to which we and SunPower Financial may be subject, directly or indirectly, include, among others:

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

Our product sales to residential dealers typically are not made under long-term agreements. We often contract to construct or sell projects with no assurance of repeat business from the same customers in the future. Although cancellations of our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, could cause our results to fluctuate and may result in a material adverse effect in our business, results of operations, cash flows, and financial condition.

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

We are often required, as a condition of financing or at the request of our end customer, to undertake certain obligations such as:

•system output performance warranties;

•system maintenance;

•indemnification for site damage or environmental impacts that we may be required to provide for certain projects in some cases with very high or no caps or limitations of liability; and

•indemnification against losses as a result of reductions in benefits received under ITC and of the Treasury grant programs under Section 1603 of the American Recovery and Reinvestment Act.

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

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we may need to make significant capital investments in product and process technology as well as enhancing our digital capabilities. In addition, we invest a significant amount of capital to develop solar power systems for sale to customers. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See also under this section, “Risks Related to Our Operations-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

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

We manage our working capital requirements and fund our committed capital expenditures, including the development and construction of our planned solar power projects, with our current cash and cash equivalents, cash generated from operations, and funds available from our construction financing providers. We may be unable to find adequate credit support on acceptable terms, or at all, in which case our ability to obtain adequate amounts of debt financing may be harmed. The lenders under our credit facilities may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity investments or debt securities or obtain other debt financings. Market conditions, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, or at all, and lenders may be unwilling to lend funds on acceptable terms, or at all. The sale of additional equity investments or convertible debt securities may result in additional dilution to our stockholders. Additional debt would result in increased expenses and could impose new restrictive covenants that may be different from those restrictions contained in the covenants under certain of our current debt agreements. Financing arrangements, including project financing for our solar power projects and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may be forced to seek to sell assets or reduce or delay capital investments, any of which could adversely affect our business, results of operations, cash flows, and financial condition.

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

We have a significant amount of debt outstanding and debt service requirements. Our substantial indebtedness and other contractual commitments could adversely affect our business, results of operations, cash flows, and financial condition, as well as our ability to meet our payment obligations under such debt.

As of January 1, 2023, we had approximately $507.6 million of outstanding debt. On January 17, 2023, we repaid the outstanding principal amount of $425.0 million of our 4.00% debentures due 2023 (refer to “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies-Liquidity”).

This level of debt could have material consequences on our future operations, including:

•making it more difficult for us to meet our payment and other obligations under our outstanding debt;

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

•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Credit Agreement with Bank of America, N.A, as administrative agent and collateral agent and the L/C issuers and lenders party thereto.

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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also under this section, “Risks Related to Our Operations-We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our results of operations, financial position, and gross margin”, “Risks Related to Our Sales Channels-Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows,” and “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 1. Organization and Summary of Significant Accounting Policies-Liquidity.”

Although we are currently in compliance with the affirmative and negative covenants in our debt agreements, we cannot assure that we will be able to remain in compliance with such covenants in the future. We may not be able to cure future violations or obtain waivers from our creditors in order to avoid a default. An event of default under any of our debt agreements could have a material adverse effect on our liquidity, financial condition, and results of operations.

Our credit and other agreements contain restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions or make investments that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements and our Affiliation Agreement with Total contain, and any of our other future similar agreements may contain, restrictions that limit our ability to, among other things:

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

Risks Related to Our Supply Chain

We depend on a limited number of suppliers for certain critical components, and finished products, including our solar modules, microinverters, and storage solutions. Any shortage, interruption or delay, deterioration of our relationships with, or price change from these suppliers could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

We are party to master supply agreements with a limited number of suppliers for critical components of our solar systems, including Maxeon Solar for the exclusive supply of high efficiency solar modules. Under these supply agreements, we are required to purchase, and our suppliers are required to supply, specified amounts of certain products during their respective terms, at prices that may be subject to periodic adjustment based on agreed commodity price indices, and for which we and our suppliers may be subject to penalties or early termination relating to delivery delays, failure to purchase minimum product volumes, and other customary provisions. Because we have a limited number of suppliers of such critical products, any delay or failure to supply the necessary products, or supply such products in a manner that meets our quality and quantity requirements, substantial changes to commodity price indices, and any significant deterioration in our relationship with our key suppliers, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

The manufacturing process for our components may have long lead times, and in some cases relies on the continued availability of key raw materials, which could impact our suppliers’ ability to meet our demand for these components. To the extent the processes and technologies that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The financial markets could limit our suppliers’ ability to raise capital if required to expand their production to satisfy their operating capital requirements or make the necessary investments in new technologies. As a result, they could be unable to supply necessary products, including new products, raw materials, inventory, and capital equipment which we would require to support our planned sales operations to us, which would in turn negatively impact our sales volume, profitability, and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity, and cost requirements, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required time frames.

While global solar cell and panel production capacity has materially increased overall, supply chain constraints have led to an environment of constrained capacity among solar cell and solar panel manufacturers. Supply chain constraints and inflationary pressures may cause the cost of solar cells and panels, and other components of the products we sell, to rise, and our suppliers may seek to pass these costs on to us, which would increase our costs and could result in lower margins and revenues, and could have a material adverse impact on our business, cash flows, and financial condition. Conversely, an increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, limiting our ability to sell our differentiated panels at a premium, causing us to lose sales or market share, resulting in lower revenues, earnings, and cash flows. For example, we have received requests from multiple suppliers to adjust pricing based on cost increases pertaining to raw materials, shipping and logistics, and finished goods, and are evaluating whether these requests are valid or permitted under our contracts. We ultimately may have to accept these and other future cost increases, whether for business or contractual reasons.

In addition, our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, work stoppages, epidemics or pandemics, including effects experienced as a result of pandemics, such as COVID-19, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain, and our operations could be adversely impacted. For example, the U.S. Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China’s Xinjiang Uyghur autonomous region, over allegations of widespread, state-backed forced labor in the region, and on December 23, 2021, the President of the United States signed the Uyghur Forced Labor Prevention Act (“UFLPA”) into law, which creates a rebuttable presumption that all goods manufactured even partially in China’s Xinjiang Uyghur autonomous region are the product of forced labor and therefore not entitled to entry at U.S. ports. The UFLPA also builds on the 2020’ Uyghur Human Rights Policy Act by expanding its authorization of sanctions to cover foreign individuals responsible for human rights abuses related to forced labor. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns or any of the supply chain risks articulated above, associated governmental responses, or a desire to source products, components, or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, or may cause our key suppliers to seek to re-negotiate terms and pricing with us, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, the requirements of these laws and other legislation that has been introduced, or may be introduced in the future relating to these issues, may cause us to incur substantially higher compliance and due diligence costs in connection with procurement and may result in higher import costs and potentially import bans, any of which could have additional adverse impacts on our business and results of operations.

We utilize term loans and other financing structures to fund acquisitions, development, construction, and expansion of certain solar projects, and such funds may or may not continue to be available as required to further our plans. Furthermore, such project financing increases our consolidated debt.

Certain of our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. Such subsidiaries may borrow funds to finance particular projects. In the event of a default under a project financing which we do not cure, the lenders or lessors generally have rights to the project and related assets. In the event of foreclosure after a default, we may not be able to retain any interest in the collateral supporting such financing. In addition, any such default or foreclosure may trigger cross default provisions in our other financing agreements, including our corporate debt obligations, which could materially and adversely affect our financial condition. In the event of our bankruptcy, liquidation, or reorganization (or the bankruptcy, liquidation, or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. As a result, holders of our corporate indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of certain of our subsidiaries.

Risks Related to Our Operations

If we have quality issues with our solar and related products, such as the third-party connector issue we experienced in fiscal 2021, our sales, profit, and cash flows could decrease and our relationships with our customers and our reputation may be harmed.

Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, we identified an issue with third-party connectors used in certain of our products, and recorded accounting charges of $19.8 million related to repair costs during fiscal 2021. In addition, our solar panels may contain defects that are not detected until after they are shipped or are installed because we and our suppliers cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty, and re-engineering costs, which may not be covered by manufacturer warranties, and could significantly affect our customer relations and business reputation. If we deliver products with errors or defects, or if there is a perception that such products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met.

Acquisitions of other companies, project development pipelines, and other assets, or investments in or joint ventures with other companies, as well as divestitures and other significant transactions, could materially and adversely affect our results of operations, cash flows, and financial condition, and dilute our stockholders’ equity.

To further our business strategy and maintain our competitive position, we have acquired a number of other companies and entered into joint ventures in past years, including our SunStrong and Solar Sail joint ventures with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Hannon Armstrong”), the sale of our C&I Solutions business in fiscal 2022, and our acquisition of Blue Raven in fiscal 2021. In the future, we may acquire additional companies, project pipelines, products, or technologies, make strategic investments, and enter into additional joint ventures or other strategic initiatives.

Acquisitions, joint ventures, and divestitures involve a number of risks that could harm our business and performance, including:

•insufficient experience with technologies and markets in which an acquired business or joint venture is involved, which may be necessary to successfully operate and/or integrate the business or the joint venture;

•problems integrating acquired operations, personnel, IT infrastructure, technologies, or products with the existing business and products, or potential failure to satisfy post-closing obligations with respect to strategic initiatives;

•diversion of management time and attention from the core business to an acquired business or joint venture or in connection with a strategic transaction;

•potential litigation or claims relating to such acquisitions, divestitures or joint ventures, including litigation arising from disagreements with counterparties or claims by or on behalf of our stockholders, such as the pending dispute regarding certain post-closing purchase price adjustments and the lawsuit purportedly filed by our stockholders, in each case, in connection with the disposition of our C&I Solutions business, which are described in more detail in “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2. Discontinued Operations and Note 17. Subsequent Events,” respectively;

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

•subsequent impairment of the acquired assets, including intangible assets; and

•assumption or retention of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, environmental matters, and liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act (“FCPA”)).

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

We have to continuously build and improve infrastructure to support our residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely affect our results of operations. We establish credit approval limits based on the credit quality of our customers. We may be unable to collect rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due. If we experience higher customer default rates than we currently experience or if we lower credit rating requirements for new customers, it could be more difficult or costly to attract future financing. See also under this section, “Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential finance programs and offerings through SunPower Financial, and is affected by general economic conditions and other factors.”

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

We install a significant portion of residential solar power systems and are subject to risks associated with construction, safety, cost overruns, delays, and other contingencies any of which could have a material adverse effect on our business and financial results.

We install many of our residential solar power systems. We attempt to estimate all essential costs at the time we construct solar power systems; however, these cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Thus, if the cost of materials or skilled labor were to rise dramatically, an installation faced substantial delays, or if financing costs were to increase, our results of operations and cash flows could be adversely affected.

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

•trade barriers such as import and export requirements or restrictions, licensing requirements, tariffs, taxes and other restrictions and expenses for which we may have responsibility, which could increase the prices of our products and make us less competitive in some countries; and

•liabilities associated with compliance with laws (for example, the FCPA in the United States and similar laws outside of the United States).

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

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of up to 10 years for defects in workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. We also typically provide a system output performance warranty, separate from our standard solar panel product warranty, to customers that have subscribed to our post-installation O&M services. The long warranty period and nature of the warranties create a risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain technology and components (whether manufactured by us or third parties) that we incorporate into our solar power systems, such as solar cells, panels, inverters, and microinverters, over which we may have little or no control. See also under this section “Risks Related to Our Supply Chain—We depend on a limited number of suppliers for certain critical components, and finished products, including our solar modules, microinverters, and storage solutions. Any shortage, interruption or delay, deterioration of our relationships with, or price change from these suppliers could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.”

While we generally have recourse through the manufacturer warranties we receive from our suppliers we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers’ warranties, or incur other non-warranty costs. If a manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third-party solar cells, third-party panels, and third-party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude certain losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases, the direct warranty coverage we provide to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel, or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. In the past, certain of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against such suppliers is minimal.

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

Risks Related to Our Equity Securities

Total and GIP’s ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of September 15, 2022, Total and GIP owned approximately 50.5% of our outstanding common stock. Total completed a cash tender offer, in June 2011, to acquire 60% of our then outstanding shares of common stock. As of January 2, 2022, ownership of our outstanding common stock by Total and its affiliates was approximately 51%.

On May 24, 2022, Total and TotalEnergies Gaz & Electricité Holdings France SAS (collectively, “Sellers”) agreed to sell 50% less one unit of the equity interests in HoldCo, a newly formed Delaware limited liability company which upon closing of such transaction would be the record holder of all of the shares of our common stock held by Sellers, to GIP Sol (the “Transaction”). In connection with the completion of the Transaction on September 12, 2022, TotalEnergies Renewables, GIP Sol, and HoldCo entered into a Letter Agreement concerning certain governance rights with respect to HoldCo and the shares of our common stock held directly by HoldCo.

The Board of Directors of SunPower currently includes five designees from HoldCo, giving HoldCo majority control of our Board of Directors. As a result, subject to the restrictions in the Affiliation Agreement, HoldCo possesses significant influence and control over our affairs. Our non-HoldCo stockholders have reduced ownership and voting interest in the Company and, as a result, have less influence over the management and policies of the Company than they exercised prior to Total’s tender offer. As long as HoldCo controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. HoldCo’s stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total, any affiliate of Total and any member of a group under Section 13(d) of the Exchange Act of which Total is a member, including GIP (the “Total Group”), from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group’s ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. See also “Risks Related to Our Liquidity-We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment, cost inflation, and/or the market pressure driving down the average selling prices of our solar power products, among other factors.” Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

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

The price of our common stock may fluctuate significantly.

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

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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

As of January 1, 2023, we had federal net operating loss carryforwards of $147.3 million for tax purposes, California state net operating loss carryforwards of approximately $638.1 million for tax purposes, credit carryforwards of approximately $74.0 million for federal tax purposes, and California credit carryforwards of $2.4 million for state tax purposes. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

A portion of our U.S. federal net operating losses were generated prior to 2018, and these losses may be carried forward for up to 20 years. The annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

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

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely affect our results of operations and cash flow. Our ability to directly finance the purchase of solar power systems using retail installment contracts at attractive pricing may be negatively impacted by rising interest rates. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely affect our financial results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. Conversely, lower interest rates have an adverse impact on our interest income. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under this section “Risks Related to Our Sales Channels—The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential finance programs and offerings through SunPower Financial, and is affected by general economic conditions and other factors.”

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Management concluded that as of the end of each of fiscal 2022, 2021, and 2020, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

We rely heavily on the services of our key executive officers. We are investing significant resources in developing new members of management as we complete our strategic transformation, and the loss of services of any principal member of our management team could adversely affect our operations. The competition for qualified personnel is intense in our industry, and we may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We also cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

Future sales of our common stock in the public market could lower the market price for our common stock.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock awards, restricted stock units, and warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Our business is subject to a variety of U.S. and international laws, rules, policies, and other obligations regarding privacy, data protection, and other matters.

We are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security, and transfer of customer, employee, and business partner personally identifiable information (“PII”), including the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), as well as regulation in other jurisdictions. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which it has commercial relations. We collect and use data that may be subject to these laws and regulations, including personal and financial data concerning customers, employees and business partners, in the ordinary course of our business. In addition, the introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. These U.S. federal and state and foreign laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations, including CCPA and CPRA, are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. These existing and proposed laws and regulations can be costly to comply with, require significant management time and attention and can delay or impede certain business practices or the development of new products or expansion into new jurisdictions. Furthermore, even if we comply with these laws and regulations in the ordinary course of our business, in the event of a breach of our information technology systems or other unauthorized access to the data we collect, use and store, we may incur significant costs, including negative publicity, resulting from the actions we are required to take in order to comply with applicable notice and other requirements.

A failure by us, our suppliers, or other parties with whom we do business to comply with posted privacy policies or with federal, state, or international privacy-related or data protection laws and regulations, including CCPA and CPRA, could result in inquiries, investigations, proceedings, enforcement actions, claims, litigation or other actions by governmental entities or others, including customers or other affected individuals, any or all of which could subject us to fines or damages, which may be significant, demands or requirements that we modify or cease existing business practices, damage to our reputation and brand, loss of customers, employees, suppliers and partners, negative publicity and numerous other potential costs and liabilities. Any of these potential consequences, costs and other liabilities could detrimentally affect our business, results of operations, cash flows, and financial condition.

Significant breaches of our information technology systems could lead to disclosure of our internal information and customer data, impairment of our ability to protect our intellectual property, damage to our reputation or relationships with current or prospective dealers and customers, disrupted access to our online services and exposure to government investigations and enforcement actions, litigation and other liabilities, any or all of which could subject us to significant reputational, financial, legal, and operational consequences.

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

Where appropriate, we use encryption and authentication technologies to secure the transmission and storage of data. However, the confidentiality, integrity or availability of our confidential data, or operational access to our network, systems or applications may be materially compromised as a result of security breaches (either of our systems and of the systems of third parties on which we rely), employee error, malfeasance, faulty password management, or other irregularity or malicious effort, and result in persons obtaining unauthorized access to our systems and confidential information. Likewise, while we devote resources to network security, data encryption, and other security measures to protect our systems and data, and require similar measures from third parties on which we rely, these measures cannot provide absolute security. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, and/or target end users through phishing and other malicious techniques, and/or may be difficult to detect for long periods of time, we may be unable to anticipate these techniques, implement adequate preventative measures, or promptly identify, contain, and remediate intrusions. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems, or third parties on which we rely may fail to implement reasonable administrative, technical, and physical safeguards that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our or to third party systems or facilities through fraud, trickery, or other forms of deceiving our team members, contractors, and temporary staff. We have experienced attacks and breaches of our systems in the past, and in February 2022, we discovered unauthorized access to certain of our systems. Together with outside cybersecurity firms, we conducted an investigation into the circumstances of this activity to determine its nature, scope, duration, and impacts. Our investigation has concluded, and our analysis showed no indication that personally identifiable information was accessed, and no evidence that customer or financial data were impacted. We experienced limited interruptions to our business operations related to our containment and remediation efforts.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The tables below present details for each of our principal properties:

Facility	Location	Approximate Square Footage	Ownership	Year When Lease Term Ends
Corporate headquarters	California, U.S.	163,000	Leased	2023
Global support offices	Texas, U.S.	46,000	Leased	2024
Global support offices	Texas, U.S.	23,000	Leased	2024
Global support offices	Philippines	129,000	Leased	2026
Global support offices	Utah, U.S.	54,169	Leased	2027
Global support offices	Georgia, U.S.	2,000	Leased	2023
Global support offices	North Carolina, U.S.	2,000	Leased	2023
Global support offices	Washington, U.S.	17,969	Leased	2027

ITEM 3. LEGAL PROCEEDINGS

The disclosure under “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 9. Commitments and Contingencies-Legal Matters” is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “SPWR.”

As of March 3, 2023, there were approximately 575 holders of record of our common stock. A substantially greater number of holders are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of our debt agreements place restrictions on our and our subsidiaries’ ability to pay cash dividends. For more information on our common stock and dividend rights, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 14. Common Stock.”

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 3, 2022 through October 30, 2022	11,999	$22.98	—	—
October 31, 2022 through November 27, 2022	28,160	$17.53	—	—
November 28, 2022 through January 1, 2023	7,313	$23.72	—	—
	47,472		—

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

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include: 1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower, 2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services, 3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth, 4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency, and 5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption. For more information about our business, please refer to the section titled “Part I. Item 1. Business” in this Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Recent Developments

For a discussion on our key transactions and developments during the fiscal year, please refer to the section titled “Part 1. Item 1. Business” in this Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Results of Operations

Results of operations in dollars and as a percentage of net revenues were as follows:

	Fiscal Year Ended
	January 1, 2023		January 2, 2022		January 3, 2021
	in thousands	% of Revenue	in thousands	% of Revenue	in thousands	% of Revenue
Total revenues	$1,741,072	100	$1,132,029	100	$870,017	100
Total cost of revenues	1,377,169	79	902,718	80	733,371	84
Gross profit	363,903	21	229,311	20	136,646	16
Research and development	24,759	1	15,711	1	19,322	2
Sales, general, and administrative	339,323	20	204,166	18	138,815	16
Restructuring charges (credits)	244	—	4,519	—	2,604	—
(Gain) loss on sale and impairment of residential lease assets	—	—	(294)	—	45	—
(Gain) loss on business divestitures	—	—	(5,290)	—	(10,334)	(1)
Expense (income) from transition services agreement, net	69	—	(4,255)	—	(6,260)	(1)
Operating income (loss)	(492)	—	14,754	1	(7,546)	—
Other income (expense), net	97,039	6	(1,531)	—	664,405	76
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	96,547	6	13,223	1	656,859	76
Benefits from (provision for) income taxes	8,164	—	(7,267)	—	(57,665)	(7)
Equity in earnings (losses) of unconsolidated investees	2,323	—	—	—	—	—
Net income (loss) from continuing operations	107,034	6	5,956	1	599,194	69
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,676)	—	145	—	1,187	—
Net income (loss) from continuing operations attributable to stockholders	$102,358	6	$6,101	1	$600,381	69

Total Revenues

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	% Change	January 2, 2022	% Change	January 3, 2021
Total revenues	$1,741,072	54%	$1,132,029	30%	$870,017

Our total revenues increased by 54% during fiscal 2022 as compared to fiscal 2021, largely due to higher volume in organic residential business across all channels, primarily from our dealer and SunPower Direct networks, increase in pricing during fiscal 2022, and the acquisition of Blue Raven in the fourth quarter of fiscal 2021. This was partially offset by a reduction in revenue during the second quarter of fiscal 2022 from the reversal of variable consideration on two of our legacy large power plant projects that we sold in fiscal 2018 and 2019, as well as the wind-down of our Light Commercial business which began in the first quarter of fiscal 2022.

Our total revenues increased by 30% during fiscal 2021 as compared to fiscal 2020, primarily due to higher volume in residential cash, loan, and new home lease channels, as demand increased from the decreasing effects of COVID-19 for a majority of fiscal 2021, as well as consolidation of Blue Raven business beginning in the fourth quarter of fiscal 2021. This was partially offset by the discontinuation of manufacturing in our Hillsboro, Oregon facility during fiscal 2021.

One customer accounted for approximately 10%, 18%, and 23% of total revenues for the years ended January 1, 2023 and January 2, 2022, and January 3, 2021, respectively, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	% Change	January 2, 2022	% Change	January 3, 2021
Cost of Revenues
Total cost of revenues	$1,377,169	53%	$902,718	23%	$733,371

Gross Margin
Total gross margin	21%		20%		16%

Our total cost of revenues increased by 53% during fiscal 2022 as compared to fiscal 2021, as a result of organic revenue growth from our residential businesses across all channels and the Blue Raven acquisition in the fourth quarter of 2021, as well as increasing material, freight, and labor costs due to inflationary pressures. This was partially offset by a decrease in cost of revenues as a result of the wind-down of our Light Commercial business beginning in the first quarter of fiscal 2022.

Our total cost of revenues increased by 23% during fiscal 2021 as compared to fiscal 2020, primarily as a result of lower dealer fees due to changes in product mix, with higher volume through non-installing dealers and SunPower Direct channels, partially offset by one-time quality related charges of $19.8 million for a cracking issue that developed over time in certain factory-installed connectors within third-party equipment, recorded in the fourth quarter of fiscal 2021.

Our gross margin remained fairly constant during fiscal 2022 as compared to fiscal 2021.

Our gross margin increased by 4 percentage points during fiscal 2021 as compared to fiscal 2020, primarily due to a change in product mix towards more sales using non-installing dealers and SunPower Direct, and resulting lower costs on dealer fees, as well as higher volume of cash, loan, and new home lease channels as compared to fiscal 2020, and consolidation of the Blue Raven business beginning in the fourth quarter of fiscal 2021. In addition, the increase was due to the discontinuation of manufacturing in our Hillsboro, Oregon, facility during fiscal 2021, which generated losses. This was partially offset by one-time quality related charges of $19.8 million for a cracking issue in certain factory-installed connectors within third-party equipment supplied to SunPower, recorded in the fourth quarter of fiscal 2021.

Research and Development (“R&D”)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
R&D	$24,759	$15,711	$19,322
As a percentage of revenues	1%	1%	2%

R&D expense increased by $9.0 million during the fiscal 2022 as compared to fiscal 2021, primarily due to higher labor costs from increased headcount during fiscal 2022, as well as higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 during fiscal 2022.

R&D expense decreased by $3.6 million during the fiscal 2021 as compared to fiscal 2020, primarily due to higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 during fiscal 2020, as well as a one-time credit received from the Department of Energy for qualified expenses during fiscal 2021.

Sales, General, and Administrative (“SG&A”)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
SG&A	$339,323	$204,166	$138,815
As a percentage of revenues	20%	18%	16%

SG&A expenses increased by $135.2 million during fiscal 2022 as compared to fiscal 2021, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, increased strategic hiring across digital and business functions to support our growth strategy, increased investment in various subscriptions, licenses, and consulting, increased marketing and advertising expenses to support our sales strategy, as well as increased acquisition-related charges and transaction costs for corporate strategic transactions such as acquisitions and divestitures.

SG&A expenses increased by $65.4 million during fiscal 2021 as compared to fiscal 2020, primarily due to the consolidation of Blue Raven upon its acquisition in the fourth quarter of fiscal 2021, as well as higher non-recurring transaction costs and amortization of acquired intangible assets in 2021, increased labor costs from incremental hires, and accelerated vesting of restricted stock units held by our former chief executive officer. The total increase in SG&A was partially offset by proceeds associated with the settlement of litigation during the fourth quarter of fiscal 2021.

Restructuring charges (credits)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Restructuring charges (credits)	$244	$4,519	$2,604
As a percentage of revenues	—%	—%	—%

Restructuring charges decreased by $4.3 million during fiscal 2022 as compared to fiscal 2021, primarily due to the decrease in restructuring charges for our January 2021 restructuring plan in fiscal 2022, as well as benefits in the second quarter of fiscal 2022 caused by the transfer of employees to Maxeon Solar as a result of the agreements entered into with Maxeon Solar during the quarter.

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

(Gain) loss on sale and impairment of residential lease assets

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
(Gain) loss on sale and impairment of residential lease assets	$—	$(294)	$45
As a percentage of revenues	—%	—%	—%

(Gain) loss on sale and impairment of residential lease assets decreased by $0.3 million in fiscal 2022 as compared to fiscal 2021, primarily due to the large majority of residential lease assets being sold in prior years and no impairment was recorded in fiscal 2022 on the remaining portfolio.

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

(Gain) loss on business divestitures, net

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
(Gain) loss on business divestitures, net	$—	$(5,290)	$(10,334)
As a percentage of revenues	—%	—%	(1)%

(Gain) loss on business divestitures, net decreased by $5.3 million during fiscal 2022 as compared to fiscal 2021, primarily due to the gain on sale of our residential leases to SunStrong that occurred during fiscal 2021, and no business divestitures recorded during fiscal 2022.

(Gain) loss on business divestitures, net decreased by $5.0 million during fiscal 2021 as compared to fiscal 2020, primarily due to the gain on sale of our residential leases to SunStrong of $5.3 million during fiscal 2021, compared to the gain on sale of $10.3 million of our O&M business during fiscal 2020.

Expense (income) from transition services agreement, net

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Expense (income) from transition services agreement, net	$69	$(4,255)	$(6,260)
As a percentage of revenues	—%	—%	(1)%

Income from transition services agreement, net was lower by $4.3 million in fiscal 2022 as compared to fiscal 2021, primarily due to the termination of a majority of the services as of the end of fiscal 2021, in accordance with the underlying agreement with Maxeon Solar.

Income from the transition services agreement, net was lower by $2.0 million in fiscal 2021 as compared to fiscal 2020, primarily due to the completion and termination of certain services during fiscal 2021, in accordance with the underlying agreement with Maxeon Solar.

Other Income (Expense), Net

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Interest income	$3,200	$168	$753
Interest expense	(21,566)	(24,031)	(28,683)
Other, net	115,405	22,332	692,335
Other income (expense), net	$97,039	$(1,531)	$664,405
As a percentage of revenues	6%	—%	76%

Interest income increased by $3.0 million during fiscal 2022 as compared to fiscal 2021, primarily due to interest earned from our money market fund investments.

Interest income remained fairly constant during fiscal 2021 as compared to fiscal 2020.

Interest expense decreased by $2.5 million during fiscal 2022 as compared to fiscal 2021, primarily due to a gain of $2.3 million recorded from changes in fair value of our interest rate swaps during fiscal 2022.

Interest expense decreased by $4.7 million during fiscal 2021 as compared to fiscal 2020, primarily due to the repayment of our 2021 convertible debentures in the second quarter of fiscal 2021, as well as higher interest expense on our other outstanding debt arrangements in fiscal 2020.

Other income increased by $93.1 million during fiscal 2022 as compared to fiscal 2021, primarily due to a $115.2 million gain on an equity investment with readily determinable fair value during fiscal 2022, as compared to a gain of $21.0 million during fiscal 2021.

Other income decreased by $670.0 million during fiscal 2021 as compared to fiscal 2020, primarily due to a $21.0 million gain on an equity investment with readily determinable fair value during fiscal 2021, as compared to a gain of $690.8 million during fiscal 2020.

Income Taxes

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Benefits from (provision for) income taxes	$8,164	$(7,267)	$(57,665)
As a percentage of revenues	—%	(1)%	(7)%

For fiscal 2022, our income tax benefit of $8.2 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $96.5 million was primarily due to the reversal of deferred taxes previously accrued for California due to the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments.

For fiscal 2021, our income tax provision of $7.3 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $13.2 million was primarily due to deferred tax liability related to mark-to-market unrealized gains on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability.

For fiscal 2020, our income tax provision of $57.7 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $656.9 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments.

We record a valuation allowance to reduce our deferred tax assets in the United States and Mexico to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax provision in the period of adjustment.

As of the end of fiscal 2022, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Equity in earnings (losses) of unconsolidated investees

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Equity in earnings (losses) of unconsolidated investees	$2,323	$—	$—
As a percentage of revenues	—%	—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $2.3 million during fiscal 2022, primarily due to a fair value adjustment recorded as a result of our assessment of our equity investments with fair value option (“FVO”) during fiscal 2022.

Net Loss (Income) Attributable to Noncontrolling Interests

	Fiscal Year
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss (income) attributable to noncontrolling interests	$(4,676)	$145	$1,187

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

The net income attributable to noncontrolling interests increased by $4.8 million during fiscal 2022 as compared to fiscal 2021, primarily due to higher volume of sale of safe harbor panels by Solar Sail, and lower allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

The net loss attributable to noncontrolling interests decreased by $1.0 million during fiscal 2021 as compared to fiscal 2020, primarily due to a lower allocation of net loss including tax credits and accelerated tax depreciation benefits, using the HLBV method, to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

Solar Power Systems and Component Sales

A majority of our revenue is generated by sales of fully functioning solar power systems to our customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site. All costs to obtain and fulfill contracts associated with system sales are expensed as a cost of revenue when we have fulfilled our performance obligations.

Revenue is generally recognized at transaction price, net of costs of financing, or other consideration paid to the customers. Also, our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We apply for and receive state, local, and utility rebates and Solar Renewable Energy Credits (“SRECs”) in certain jurisdictions for power generated by solar energy systems we have sold to customers. We retain control of the rights to future SRECs and sell the SRECs generated from qualifying solar power systems to a public utility. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the public utility and corresponding collection of cash.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, and contingent consideration, at fair value. The initial recording of goodwill, other identifiable intangible assets, and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 6. Goodwill and Other Intangible Assets.”

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

In addition, we also provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services which expires upon termination of these services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

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

Accounting for Income Taxes

As of the end of fiscal year 2022, and as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We record a valuation allowance to reduce our U.S. and Mexico deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax provision in the period of adjustment. As of January 1, 2023, we believe there is insufficient evidence to realize additional U.S. and Mexico deferred tax assets beyond the state net operating losses that can be benefited with projected future taxable income; however, the reversal of the valuation allowance, which could be material, could occur in a future period.

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash, cash equivalents, and restricted cash is as follows:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net cash (used in) provided by operating activities	$(181,482)	$(44,476)	$(187,391)
Net cash provided by (used in) investing activities	$492,971	$54,294	$129,190
Net cash (used in) provided by financing activities	$(58,070)	$(108,009)	$(153,852)

Operating Activities

The $137.0 million increase in cash used in operations for fiscal 2022 compared to fiscal 2021 was primarily due to changes in operating assets and liabilities. Cash used in operations increased year over year due to prepaid expenses and other current assets from on-balance sheet retail installment contracts, increased deferred revenue, and higher inventories, partially offset by lower net payment for accounts payable and other accrued liabilities.

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

Investing Activities

The $438.7 million increase in net cash provided by investing activities for fiscal 2022 compared to fiscal 2021 primarily resulted from cash received from the sale of equity investments and the C&I Solutions sale in fiscal 2022, as well as an increase due to cash paid for the acquisition of Blue Raven in fiscal 2021, partially offset by higher purchases of property, plant, and equipment and cash paid for new equity investments under the Dealer Accelerator Program in fiscal 2022.

The $74.9 million decrease in net cash provided by investing activities for fiscal 2021 compared to fiscal 2020 was primarily due to lower cash proceeds from sale of equity investment and business divestitures, as well as cash outflow on the acquisition of Blue Raven in fiscal 2021.

Financing Activities

The $49.9 million decrease in net cash used in financing activities in fiscal 2022 compared to fiscal 2021 primarily resulted from repayment of convertible debt in fiscal 2021, partially offset by higher cash paid on purchases of stock for tax withholding obligations and for distributions to noncontrolling interests in fiscal 2022.

The $45.8 million decrease in net cash used in financing activities in fiscal 2021 compared to fiscal 2020 primarily resulted from lower cash outflow on repurchase of convertible debt, partially offset by higher net repayment of bank loans and other debt, as well lower cash inflow in fiscal 2021 due to one-time proceeds from Maxeon Solar green convertible debt in fiscal 2020.

Debt and Credit Sources

For information about the terms of debt instruments and changes thereof in the period, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 11. Debt and Credit Sources”.

Liquidity

As of January 1, 2023, we had unrestricted cash and cash equivalents of $377.0 million compared to $123.7 million as of January 2, 2022. These cash balances were held primarily in the U.S.; however, we had approximately $1.2 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investments as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure, and mergers and acquisitions.

While we continue to move towards a less capital-intensive business model in the near-term, with the sale of our C&I Solutions business which closed in the second quarter of fiscal 2022, we will continue to need capital in order to grow our business, including investments in customer acquisition, product and digital, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, including accessing the capital markets.

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

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including the repayment of our 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”) of $425.0 million plus the remaining interest of $8.5 million, $100.0 million of which were held by TotalEnergies, which matured on January 15, 2023. Since the remaining holders of the 4.00% debentures due 2023 did not elect to convert their bonds into our common stock prior to their maturity, we repaid the outstanding principal amount and remaining interest of the 4.00% debentures due 2023 on January 17, 2023. To fulfill our obligations under the 4.00% debentures due 2023, we used cash on hand, proceeds from the sale of our remaining 0.5 million shares of Enphase common stock which we sold on January 5, 2023, and $100.0 million from our Term Loan Facility with Bank of America and Bank of the West which we drew down on January 11, 2023. On January 26, 2023, we entered into an amendment to our Revolver facility where we increased our Revolver commitments to a total principal amount of $200.0 million to support our operations and growth.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of January 1, 2023:

		Payments Due by Fiscal Period
(In thousands)	Total	2023	2024-2025	2026-2027	Beyond 2027
Convertible debt, including interest[1]	$433,491	$433,491	$—	$—	$—
Other debt, including interest[2]	87,916	87,572	162	162	20
Operating lease commitments[3]	50,079	14,666	21,401	12,157	1,855
Supply agreement commitments[4]	717,216	367,054	344,855	1,562	3,745
Total	$1,288,702	$902,783	$366,418	$13,881	$5,620

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our 4.00% debentures due 2023, and interest of $8.5 million which is payable upon maturity in fiscal 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert. Refer to Note 3. Transactions with Total and TotalEnergies SE.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of January 1, 2023 and January 2, 2022, total liabilities associated with uncertain tax positions were $12.3 million and $14.7 million, respectively, and are included within “Other long-term liabilities” in our consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, and advances to suppliers. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We are exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts. These retail installment contracts have a typical term of 20 - 25 years and require customers to make monthly payments. As of January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, existing and future customers’ credit profiles may decline due to economic headwinds. As of fiscal 2022, our retail installment contract portfolio did not experience any customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk from our financing receivables based on the fixed rate of interest as established by the underlying contract between us and the customer. This risk is significant to our business because our financing model is sensitive to interest rate fluctuations.

As of January 1, 2023, our retail installment contract receivables had a fair value of $77.6 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $3.6 million and $3.4 million, respectively.

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

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our non-recourse floating rate debt. As of January 1, 2023, we had interest rate swap derivatives not designated as hedges with aggregate notional value of $72.1 million.

Equity Price Risk Involving Minority Investments in Joint Ventures and Other Public and Non-Public Companies

As of January 1, 2023 and January 2, 2022, we did not have material minority investments in joint ventures or other public and non-public companies that are accounted for using the measurement alternative method in accordance with the guidance in ASC 321, Investments - Equity Securities.

For our shares of Enphase common stock (NASDAQ: ENPH), for fiscal 2022 and 2021, we recorded a gain of $115.2 million and a gain of $21.0 million, respectively, within “other, net” in our consolidated statement of operations. During the year ended January 1, 2023, we sold two million shares of Enphase common stock in open market transactions for cash proceeds of $440.1 million. During the year ended January 2, 2022, we sold one million shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. As of January 1, 2023, we retained 0.5 million shares of Enphase common stock.

Interest Rate Risk and Market Price Risk Involving Debt

As of January 1, 2023, we had outstanding convertible debentures with an aggregate face value of $425.0 million, consisting of our 4.00% debentures due in 2023, which bear a fixed rate of interest. The fair market value of our debentures is subject to interest rate risk, market price risk, and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. When our common stock price is in-the-money relative to these fixed stock price conversion rates, the fair market value of the debentures will generally increase as the market price of our common stock increases, and decrease as our common stock’s market price falls, based on each debenture’s respective fixed conversion rate. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders the right to convert such debentures into stock, or cash, in certain instances, but only applicable during periods when our common stock is in-the-money relative to such conversion rights. A hypothetical 10% increase or decrease in our stock price would have an immaterial impact on the fair market value of these debentures. There is no other material impact of such change on our consolidated financial statements. On January 17, 2023, we repaid the outstanding principal amount of $425.0 million of our 4.00% debentures due 2023, as well as the remaining interest of $8.5 million which was payable upon maturity.

We also have interest rate risk relating to our other outstanding debt, besides debentures, which bear fixed rates of interest (Refer to Note 11. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease in market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunPower Corporation (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty reserves
Description of the Matter	As discussed in Notes 1 and 9 to the consolidated financial statements, the Company provides a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for SunPower-manufactured microinverters (standard product warranty). The standard product warranty reserve comprises a material portion of the Company’s total warranty reserve of $78.9 million as of January 1, 2023, and is generally computed using a statistical model that incorporates assumptions based on management’s best estimate of expected costs that could result from these warranties. This estimate considers a variety of factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and industry data for similar products.

Auditing the Company’s standard product warranty statistical model involved a high degree of subjectivity due to significant measurement uncertainty associated with the estimate given the relatively short period of available historical data in relation to the future warranty period, and the sensitivity of the Company’s estimation of required reserves to changes in significant assumptions, including management’s projection of future failure rates and expected product repair or replacement costs.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the warranty reserve process. This included controls over the development and review of the significant assumptions and data underlying the standard product warranties reserve computation.

Our audit procedures included, among others, evaluating the significant assumptions used by the Company in estimating the standard product warranty reserve. For example, we assessed the historical accuracy of management's estimates, obtained support to evaluate repair or replacement cost estimates and failure rate assumptions, and performed sensitivity analyses to evaluate the effect of potential changes in assumptions that were most significant to the estimate. We also involved specialists to assist in the evaluation of the methodology applied, including the recalculation of management’s assumptions, within the Company’s statistical model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Jose, California
March 9, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunPower Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and our report dated March 9, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
March 9, 2023

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	January 1, 2023	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$377,026	$123,735
Restricted cash and cash equivalents, current portion[2]	9,855	691
Short-term investments	132,480	365,880
Accounts receivable, net[1]	174,577	121,268
Contract assets	50,692	25,994
Inventories	316,815	214,432
Advances to suppliers, current portion	9,309	462
Prepaid expenses and other current assets[1]	197,760	100,212
Current assets of discontinued operations[1]	—	120,792
Total current assets	1,268,514	1,073,466

Restricted cash and cash equivalents, net of current portion[2]	15,151	14,887
Property, plant and equipment, net	74,522	33,560
Operating lease right-of-use assets	36,926	31,654
Solar power systems leased, net	41,779	45,502
Goodwill	126,338	126,338
Other intangible assets, net	24,192	24,879
Other long-term assets[1]	192,585	156,994
Long-term assets of discontinued operations	—	47,526
Total assets	$1,780,007	$1,554,806

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$242,229	$138,514
Accrued liabilities[1]	145,229	101,980
Operating lease liabilities, current portion	11,356	10,753
Contract liabilities, current portion[1]	144,209	62,285
Short-term debt	82,404	109,568
Convertible debt, current portion[1]	424,919	—
Current liabilities of discontinued operations[1]	—	86,496
Total current liabilities	1,050,346	509,596

Long-term debt	308	380
Convertible debt, net of current portion[1]	—	423,677
Operating lease liabilities, net of current portion	29,347	28,566
Contract liabilities, net of current portion	11,555	18,705
Other long-term liabilities[1]	112,797	141,197
Long-term liabilities of discontinued operations[1]	—	42,661
Total liabilities	1,204,353	1,164,782
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of January 1, 2023 and January 2, 2022	—	—
Common stock, $0.001 par value; 367,500 shares authorized; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023; 186,452 shares issued and 173,052 shares outstanding as of January 2, 2022	174	173
Additional paid-in capital	2,855,930	2,714,500
Accumulated deficit	(2,066,175)	(2,122,212)
Accumulated other comprehensive income (loss)	11,568	11,168
Treasury stock, at cost: 14,018 shares of common stock as of January 1, 2023; 13,401 shares of common stock as of January 2, 2022	(226,646)	(215,240)
Total stockholders' equity	574,851	388,389
Noncontrolling interests in subsidiaries	803	1,635
Total equity	575,654	390,024
Total liabilities and equity	$1,780,007	$1,554,806

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” “convertible debt, net of current portion,” “other long-term liabilities,” “current assets of discontinued operations,” “current liabilities of discontinued operations,” and “long-term liabilities of discontinued operations” financial statement line items on our consolidated balance sheets (see Note 3, Note 9, Note 10, Note 11, and Note 12).

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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Total revenues[1]	$1,741,072	$1,132,029	$870,017
Total cost of revenues	1,377,169	902,718	733,371
Gross profit	363,903	229,311	136,646
Operating expenses:
Research and development[1]	24,759	15,711	19,322
Sales, general, and administrative[1]	339,323	204,166	138,815
Restructuring charges (credits)	244	4,519	2,604
(Gain) loss on sale and impairment of residential lease assets	—	(294)	45
(Gain) loss on business divestitures, net[1]	—	(5,290)	(10,334)
Expense (income) from transition services agreement, net[1]	69	(4,255)	(6,260)
Total operating expenses	364,395	214,557	144,192
Operating (loss) income	(492)	14,754	(7,546)
Other income (expense), net:
Interest income	3,200	168	753
Interest expense[1]	(21,566)	(24,031)	(28,683)
Other, net	115,405	22,332	692,335
Other income (expense), net	97,039	(1,531)	664,405
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	96,547	13,223	656,859
Benefits from (provision for) income taxes	8,164	(7,267)	(57,665)
Equity in earnings (losses) of unconsolidated investees	2,323	—	—
Net income (loss) from continuing operations	107,034	5,956	599,194
(Loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees[1]	(47,155)	(46,046)	(127,889)
Benefits from (provision for) income taxes	584	2,048	3,307
Equity in (losses) earnings of unconsolidated investees	—	—	(586)
Net (loss) income from discontinued operations	(46,571)	(43,998)	(125,168)
Net income (loss)	60,463	(38,042)	474,026
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,676)	145	1,187
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	539	(165)
Net (income) loss attributable to noncontrolling interests	(4,426)	684	1,022
Net income (loss) from continuing operations attributable to stockholders	102,358	6,101	600,381
Net (loss) income from discontinued operations attributable to stockholders	(46,321)	(43,459)	(125,333)
Net income (loss) attributable to stockholders	$56,037	$(37,358)	$475,048

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.59	$0.03	$3.54
Discontinued operations	$(0.27)	$(0.25)	$(0.74)
Net income (loss) per share - basic	$0.32	$(0.22)	$2.80

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.59	$0.03	$3.12
Discontinued operations	$(0.27)	$(0.25)	$(0.64)
Net income (loss) per share - diluted	$0.32	$(0.22)	$2.48

Weighted-average shares:
Basic	173,919	172,436	169,801
Diluted	174,603	175,116	197,242

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (gain) loss from business divestitures, net,” “operating expenses: expense (income) from transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees” financial statement line items in our consolidated statements of operations (see Note 3, Note 10, and Note 12).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net income (loss)	$60,463	$(38,042)	$474,026
Components of other comprehensive income (loss):
Translation adjustment	(44)	(15)	2,783
Net change in derivatives	—	570	(741)
Net gain (loss) on long-term pension liability adjustment	444	1,798	(1,123)
Benefit from (provision for) income taxes	—	16	(15)
Total other comprehensive income (loss)	400	2,369	904
Total comprehensive income (loss)	60,863	(35,673)	474,930
Comprehensive (loss) income attributable to noncontrolling interests	(4,426)	684	1,022
Comprehensive income (loss) attributable to stockholders	$56,437	$(34,989)	$475,952

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2019	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Net income (loss)	—	—	—	—	—	475,048	475,048	(1,022)	474,026
Other comprehensive income	—	—	—	—	904	—	904	—	904
Issuance of restricted stock to employees, net of cancellations	3,597	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	24,101	—	—	—	24,101	—	24,101
Purchases of treasury stock	(1,290)	(1)	—	(12,843)	—	—	(12,844)	—	(12,844)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,392)	(1,392)
Contributions to non-controlling interests	—	—	—	—	—	—	—	22	22
Issuance of Maxeon Solar green convertible notes	—	—	52,167	—	—	—	52,167	—	52,167
Impact of Maxeon Solar Spin-Off	—	—	(52,167)	—	17,407	(110,615)	(145,375)	(6,625)	(152,000)
Balances at January 3, 2021	170,428	170	2,685,920	(205,476)	8,799	(2,085,246)	404,167	2,319	406,486
Net income (loss)	—	—	—	—	—	(37,358)	(37,358)	(684)	(38,042)
Other comprehensive income	—	—	—	—	2,369	—	2,369	—	2,369
Issuance of restricted stock to employees, net of cancellations	2,905	3	—	—	—	—	3	—	3
Issuance of common stock to executive[1]	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	—	25,511	—	—	—	25,511	—	25,511
Bond/debentures conversion	4	—	159	—	—	—	159	—	159
Purchases of treasury stock	(387)	—	—	(9,739)	—	—	(9,739)	—	(9,739)
Other adjustments	—	—	(89)	(25)	—	392	278	—	278
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net income (loss)	—	—	—	—	—	56,037	56,037	4,426	60,463
Other comprehensive income	—	—	—	—	400	—	400	—	400
Issuance of restricted stock to employees, net of cancellations	1,835	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	26,434	—	—	—	26,434	—	26,434
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,201)	(9,201)
Purchases of treasury stock	(617)	—	—	(11,406)	—	—	(11,406)	—	(11,406)
Gain on sale of C&I Solutions business, net of tax[2]	—	—	112,290	—	—	—	112,290	3,943	116,233
Income taxes[3]	—	—	2,706	—	—	—	2,706	—	2,706
Balances at January 1, 2023	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654

1 Refer to Note 12. Related-Party Transactions for details.

2 As TotalEnergies Renewables is a subsidiary of TotalEnergies SE, our parent company, the sale of our C&I Solutions business was a transaction under common control. As such, total gain on sale of our C&I Solutions business was included in Additional Paid-in-Capital within our consolidated statements of equity. Refer to Note 2. Discontinued Operations for further details.

3 Relates to a reduction of income tax liability resulting from utilization of carryover R&D credits on book to tax difference on interest on convertible debt.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net income (loss)	$60,463	$(38,042)	$474,026
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34,600	11,506	48,304
Stock-based compensation	26,434	25,902	24,817
Non-cash interest expense	3,664	5,042	6,562
Equity in (earnings) losses of unconsolidated investees	(2,323)	—	586
(Gain) loss on equity investments	(114,710)	(21,712)	(692,100)
(Gain) loss on retirement of convertible debt	—	—	(2,182)
(Gain) loss on sale of investments	—	(1,162)	—
(Gain) loss on business divestitures, net	—	(224)	(10,334)
Unrealized (gain) loss on derivatives	(2,293)	—	—
Dividend from equity method investees	120	—	—
Deferred income taxes	(13,973)	5,688	19,241
(Gain) loss on sale and impairment of residential lease assets	—	(226)	1,024
Other, net	1,209	(5,670)	534
Changes in operating assets and liabilities:
Accounts receivable	(63,611)	(18,549)	98,962
Contract assets	(9,617)	34,850	(12,063)
Inventories	(111,349)	(5,325)	(29,808)
Project assets	295	4,398	(8,187)
Prepaid expenses and other assets	(202,474)	(32,701)	(6,161)
Operating lease right-of-use assets	11,257	11,257	10,552
Advances to suppliers	(9,165)	(462)	13,482
Accounts payable and other accrued liabilities	122,986	(16,269)	(78,269)
Contract liabilities	100,584	10,229	(35,976)
Operating lease liabilities	(13,579)	(13,006)	(10,401)
Net cash (used in) provided by operating activities	(181,482)	(44,476)	(187,391)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(48,807)	(10,024)	(14,577)
Investments in software development costs	(5,690)	(3,519)	—
Proceeds from sale of property, plant, and equipment	—	900	—
Cash paid for solar power systems	—	(635)	(6,528)
Purchases of marketable securities	—	—	(1,338)
Proceeds from maturities of marketable securities	—	—	6,588
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds	—	—	(131,136)
Cash received from sale of investments	—	1,200	—
Proceeds from business divestitures, net of de-consolidated cash	146,303	10,516	15,418
Cash paid for acquisitions, net of cash acquired	—	(124,200)	—
Cash paid for equity investments under the Dealer Accelerator Program and other	(30,920)	—	—
Proceeds from sale of equity investment	440,108	177,780	253,039
Proceeds from return of capital from equity investments	—	2,276	7,724
Cash paid for investments in unconsolidated investees	(8,173)	—	—
Dividend from equity method investee	150	—	—
Net cash provided by (used in) investing activities	492,971	54,294	129,190
Cash flows from financing activities:
Proceeds from bank loans and other debt	146,211	152,081	216,483
Repayment of bank loans and other debt	(182,274)	(180,771)	(227,677)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	—	14,789
Repayment of non-recourse residential and commercial financing	—	(9,798)	(9,044)
Contributions from noncontrolling interests attributable to residential projects	—	—	22
Distributions to noncontrolling interests attributable to residential projects	(9,201)	—	(1,392)
Repayment of convertible debt	—	(62,757)	(334,732)
Proceeds from issuance of Maxeon Solar green convertible debt	—	—	200,000
Payments for financing leases	(1,401)	—	—
Receipt of contingent asset of a prior business combination	—	—	2,245
Settlement of contingent consideration arrangement of a prior business combination	—	—	(776)
Issuance of common stock to executive	—	2,998	—
Equity offering costs paid	—	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(11,405)	(9,762)	(12,842)
Net cash (used in) provided by financing activities	(58,070)	(108,009)	(153,852)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	200
Net increase (decrease) in cash, cash equivalents, and restricted cash	253,419	(98,191)	(211,853)
Cash, cash equivalents, and restricted cash, beginning of period	148,613	246,804	458,657
Cash, cash equivalents, and restricted cash, end of period	$402,032	$148,613	$246,804

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$377,026	127,130	$232,765
Restricted cash and cash equivalents, current portion	9,855	4,157	5,518
Restricted cash and cash equivalents, net of current portion	15,151	17,326	8,521
Total cash, cash equivalents, and restricted cash	$402,032	$148,613	$246,804

Supplemental disclosure of cash flow information:
Costs of solar power systems funded by liabilities	$—	$—	$635
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$12,428	$1,320	$866
Right-of-use assets obtained in exchange for lease obligations	$15,469	$19,628	$22,794
Working capital adjustment related to C&I Solutions sale	$7,005	$—	$—
De-consolidation of right-of-use assets and lease obligations	$—	$3,340	$—
Debt repaid in sale of commercial projects	$—	$5,585	$—
Fair value of contingent consideration for business combination	$—	$11,100	$—
Assumption of liabilities in connection with business divestitures	$—	$—	$9,056
Holdbacks in connection with business divestitures	$—	$—	$7,199
Costs of solar power systems sourced from existing inventory	$—	$—	$1,018
Cash paid for interest	$21,064	$25,289	$31,704
Cash paid for income taxes	$7,437	$22,825	$18,708

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include: 1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower, 2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services, 3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth, 4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency, and 5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption.

SunPower was a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings France SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of the majority of SunPower common stock (see Note 3. Transactions with Total and TotalEnergies SE).

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

On October 4, 2021, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to acquire all of the issued and outstanding membership interests of Blue Raven Solar Holdings, LLC (“Blue Raven”), and 35% of the issued and outstanding membership interests in Albatross Software LLC (“Albatross”), an affiliate of Blue Raven. Pursuant to the Purchase Agreement, the Company agreed to pay to the sellers up to $145.0 million in initial cash consideration, which amount is subject to a customary working capital adjustment. The Purchase Agreement also provided that the Company would make certain cash payments to Blue Raven executives, employees and service providers, which are included in the aggregate purchase price, in accordance with related agreements entered into between such individuals and Blue Raven. The acquisition was accounted for in accordance with the guidance in ASC 805, Business Combinations. During fiscal 2022, we completed cash payments to Blue Raven executives, employees, and service providers in an amount of $20.0 million, and a holdback amount paid to key employees, which was accelerated after the sale to GIP Sol, of $4.5 million. Our obligations under this acquisition are complete.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements, including the repayment of our 4.00% senior convertible debentures due 2023 (the “4.00% debentures due 2023”) of $425.0 million plus the remaining interest of $8.5 million, $100.0 million of which were held by TotalEnergies, which matured on January 15, 2023. Since the remaining holders of the 4.00% debentures due 2023 did not elect to convert their bonds into our common stock prior to their maturity, we repaid the outstanding principal amount and remaining interest of the 4.00% debentures due 2023 on January 17, 2023. To fulfill our obligations under the 4.00% debentures due 2023, we used cash on hand, proceeds from the sale of our remaining 0.5 million shares of Enphase common stock which we sold on January 5, 2023, and $100.0 million from our Term Loan Facility with Bank of America and Bank of the West which we drew down on January 11, 2023. On January 26, 2023, we entered into an amendment to our Revolver facility where we increased our Revolver commitments to a total principal amount of $200.0 million to support our operations and growth (refer to Note 7. Fair Value Measurements and Note 11. Debt and Credit Sources).

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

Fiscal Periods

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. The current fiscal year, fiscal 2022, is a 52-week fiscal year, fiscal 2021 was a 52-week fiscal year, and fiscal 2020 was a 53-week fiscal year. Our fiscal 2022 ended on January 1, 2023, fiscal 2021 ended on January 2, 2022, and fiscal 2020 ended on January 3, 2021.

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

Lease Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate and are included within operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. Our finance lease agreements are for vehicle finance leases and are included within property, plant, and equipment, net, accrued liabilities, and other long-term liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related non-lease components for all our leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to our operating and finance leases is recognized on a straight-line basis over the lease term. In addition, for our finance leases, we recognize the interest on the financing component related to the leases.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. During fiscal 2022, we recorded a fair value adjustment of $1.8 million related to our equity investments with Fair Value Option (“FVO”). The fair value adjustment was included within “equity in losses of unconsolidated investees” in our consolidated statements of operations for the years ended January 1, 2023 (see Note 7. Fair Value Measurements).

In addition, we have derivative financial instruments which are carried at fair value based on observable price changes in orderly transactions for financial instruments with similar characteristics. Changes in fair value of our derivative financial instruments are recognized immediately, and included in “interest expense” in our consolidated statements of operations (see Note 7. Fair Value Measurements).

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

Our classification of our inventory as current inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months. All of our inventory was classified as current as of January 1, 2023. (See Note 5. Balance Sheet Components).

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Solar power systems leased to residential customers are depreciated using the straight-line method to their estimated residual values over the lease terms of up to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Leasehold improvements	1 to 20
Testing equipment and tools	2 to 10
Computer equipment and software	2 to 7
Solar power systems	30
Furniture and fixtures	3 to 5

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

Our external-use software development costs developed to be sold or leased externally are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold or Leased Externally. These software development costs are reflected in “Other intangible assets, net” on our consolidated balance sheets and amortized on a straight-line basis over the estimated economic life of the product, or the service period, whichever is shorter.

Estimated Credit Losses

We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Financial and derivative instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, and advances to suppliers. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. We regularly evaluate the credit standing of our counterparty financial institutions.

In addition, we recognize an allowance for credit loss at the time a receivable is recorded based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, and adjust this estimate over the life of the receivable as needed. We evaluate the aggregation and risk characteristics of a receivable pool and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

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

As of January 1, 2023, we had no customers that accounted for at least 10% of our accounts receivable balance. As of January 2, 2022, one customer accounted for 12.1% of our accounts receivable balance. As of January 1, 2023, we reported $174.6 million of accounts receivable, net of allowances of $14.8 million. Based on the aging analysis as of January 1, 2023, 75% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 5. Balance Sheet Components for more details on changes in allowance for credit losses. We have not seen significant changes to the recovery rate of our accounts receivables as a result of the COVID-19 pandemic and more recent inflationary pressures and economic downturn, but we are continuing to actively monitor the impact on our expected credit losses.

Retail installment contract receivables, net

In fiscal 2021, we launched SunPower FinancialTM, with an objective to make renewable energy affordable for more homeowners and increase access to underserved populations by offering a new line of financial products featuring expanded eligibility. The offering includes entering into a retail installment contract, together with a sale of the solar power system, offering a long-term loan to our customers at affordable rates to finance their purchase. These retail installment contracts allow us to extend credit to the customers to pay for the solar power systems they purchased, on an installment basis, with a term of typically 20 - 25 years.

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

We are exposed to credit risk from certain customers and their potential payment delinquencies on these retail installment contracts, given the typical term of 20 - 25 years. As of January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, existing and future customers’ credit profiles may decline due to economic headwinds. As of fiscal 2022, our retail installment contract portfolio did not experience any customer defaults, however, they may occur as we continue our business.

As of January 1, 2023, the receivables are classified within current and non-current assets, based on the underlying contractual payment terms, as “accounts receivable, net” and “other long-term assets” on our consolidated balance sheets.

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

We have elected the fair value option in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC (“SunStrong”), Dorado Development Partners, LLC (“Dorado DevCo”), and SunStrong Partners, LLC (“SunStrong Partners”) joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes. We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on an annual basis, during the third fiscal quarter, considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs (See Note 5. Balance Sheet Components, Note 7. Fair Value Measurements, and Note 10. Equity Investments).

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

In addition, we also provide a separate system output performance warranty to customers that have subscribed to our post-installation monitoring and maintenance services which expires upon termination of these services related to the system. The warrantied system output performance level varies by system depending on the characteristics of the system and the negotiated agreement with the customer, and the level declines over time to account for the expected degradation of the system. Actual system output is typically measured annually for purposes of determining whether warrantied performance levels have been met. The warranty excludes system output shortfalls attributable to force majeure events, customer curtailment, irregular weather, and other similar factors. In the event that the system output falls below the warrantied performance level during the applicable warranty period, and provided that the shortfall is not caused by a factor that is excluded from the performance warranty, the warranty provides that we will pay the customer a liquidated damage based on the value of the shortfall of energy produced relative to the applicable warrantied performance level.

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

Solar Power Systems and Component Sales

A majority of our revenue is generated by sales of fully functioning solar power systems to our customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site. All costs to obtain and fulfill contracts associated with system sales are expensed as a cost of revenue when we have fulfilled our performance obligations.

Revenue is generally recognized at transaction price, net of costs of financing, or other consideration paid to the customers. Also, our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We apply for and receive state, local, and utility rebates and Solar Renewable Energy Credits (“SRECs”) in certain jurisdictions for power generated by solar energy systems we have sold to customers. We retain control of the rights to future SRECs and sell the SRECs generated from qualifying solar power systems to a public utility. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the public utility and corresponding collection of cash.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $46.4 million, $18.9 million, and $6.4 million in fiscal 2022, 2021, and 2020, respectively.

Research and Development (“R&D”) Expenses

R&D expense consists primarily of salaries and related personnel costs, depreciation, and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. R&D costs are expensed as incurred, except for software development costs which qualify for capitalization. R&D expenses are reported net of contributions under contracts with governmental agencies.

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

For purposes of the impairment evaluation, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing such groupings and levels. We then compare the estimated future undiscounted net cash flows expected to be generated by the asset group (including the eventual disposition of the asset group at residual value) to the asset group’s carrying value to determine if the asset group is recoverable. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the asset group, we record an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. Fair value is generally measured based on (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and (iii) quoted market prices, if available. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. There were no indicators of impairment during fiscal 2022, 2021, and 2020, and therefore no cash flow analysis was performed.

Goodwill Impairment

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment is performed at the reporting unit level. We have the option to perform a qualitative assessment of goodwill prior to completing a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including existing goodwill.

If goodwill is determined more likely than not to be impaired upon an initial assessment of qualitative factors, the next step is to compare the fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value. The amount of impairment is limited to the amount of goodwill allocated to the reporting unit.

In measuring the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, includes assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and the resulting impact on our expectations for the performance of our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Refer to Note 6. Goodwill and Other Intangible Assets for additional details on our goodwill impairment test performed during fiscal 2022.

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

Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets, and contingent consideration at fair value. The initial recording of goodwill, other intangible assets, and contingent consideration requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Note 6. Goodwill and Other Intangible Assets). We charge acquisition related costs that are not part of the consideration to sales, general, and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective no later than the first quarter of fiscal 2022. We adopted the ASU during the fourth quarter of fiscal 2022. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

In December 2022, the ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the London Interbank Offered Rate (“LIBOR”) will cease to be published as of June 30, 2023. We adopted the ASU during the fourth quarter of fiscal 2022, and it did not have any impact on our consolidated financial statements and related disclosures.

Note 2. DISCONTINUED OPERATIONS

On February 6, 2022, we signed the Definitive Agreement with TotalEnergies Renewables for the sale of our C&I Solutions business. The transaction closed on May 31, 2022 pursuant to the terms of the Definitive Agreement, and TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the Closing Statement. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement. We and TotalEnergies Renewables subsequently engaged in discussions, which were unsuccessful in resolving the areas of disagreement. Accordingly, as set forth in the Definitive Agreement, we have appointed an independent accountant to adjudicate the amount owed under the Closing Statement. TotalEnergies Renewables has asserted that the payable should be approximately $52.0 million, however we continue to believe no adjustment is required to the working capital provision of $7.0 million that we previously recorded, as it reflects our books and records at the time of close in accordance with GAAP and the Definitive Agreement.

The sale of the C&I Solutions business was a common control transaction in accordance with the guidance in ASC 805, Business Combinations, as TotalEnergies Renewables was a wholly owned subsidiary of TotalEnergies SE that held a more than 50% voting interest in the Company and TotalEnergies Renewables as of the sale on May 31, 2022. As such, the difference between the total cash consideration received and the net book value of the C&I Solutions business, and the estimated working capital adjustment recorded, was recorded as an equity transaction. Accordingly, the gain was recorded as “additional paid-in capital” with a portion of the gain recorded in “non-controlling interest” due to the transfer of our safe harbor inventory from our consolidated VIE, Solar Sail, LLC (“Solar Sail”), to Total. As of January 1, 2023, given HoldCo is now the record holder of the majority of SunPower common stock since September 12, 2022, when Total and Total Gaz sold 50% less one unit of the equity interests in HoldCo to GIP Sol, we are no longer consolidated by Total.

We also incurred transaction costs in connection with the sale of $11.4 million for the year ended January 1, 2023, which were expensed as incurred and included within “loss from discontinued operations before income taxes” in our consolidated statements of operations. We began incurring these transaction costs in the second quarter of fiscal 2021, and incurred transaction costs of $3.5 million in the year ended January 2, 2022.

The following table presents the gain on sale of our C&I Solutions business recorded within our consolidated statements of equity for the year ended January 1, 2023:

Twelve Months Ended
(In thousands)	January 1, 2023
Net cash consideration	$149,171
Less: Working capital adjustments based on Closing Statement	7,005
Less: Net book value of assets sold	24,562
Less: Income taxes impact from sale	1,371
Gain on sale of C&I Solutions business	$116,233

Gain on sale of C&I Solutions business - within additional paid-in capital	$112,290
Gain on sale of C&I Solutions business - within non-controlling interest	$3,943

In accordance with the accounting guidance, the C&I Solutions business is presented as discontinued operations for the period up to and including the date of the sale, including the first quarter of fiscal 2022 as the signing of the Definitive Agreement had occurred and the sale represented a strategic shift in our business with major impacts on our current and historical financial results. As such, for all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the consolidated statement of operations, as well as assets and liabilities of discontinued operations on the consolidated balance sheets.

The following table presents the assets and liabilities of C&I Solutions as of January 2, 2022, presented as assets and liabilities of discontinued operations on the consolidated balance sheet:

(In thousands)	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$3,395
Restricted cash and cash equivalents, current portion	3,466
Accounts receivable, net	5,522
Contract assets	55,673
Inventories	28,561
Advances to suppliers, current portion	2,813
Project assets - plants and land, current portion	8,105
Prepaid expenses and other current assets	13,257
Total current assets of discontinued operations	120,792

Restricted cash and cash equivalents, net of current portion	2,439
Property, plant and equipment, net	1,734
Operating lease right-of-use assets	27,572
Other long-term assets	15,781
Total assets of discontinued operations	$168,318

Liabilities
Current liabilities:
Accounts payable	$38,541
Accrued liabilities	16,895
Operating lease liabilities, current portion	1,400
Contract liabilities, current portion	26,559
Short-term debt	3,101
Total current liabilities of discontinued operations	86,496

Operating lease liabilities, net of current portion	10,200
Contract liabilities, net of current portion	9,096
Other long-term liabilities	23,365
Total liabilities of discontinued operations	$129,157

The following table presents financial results of C&I Solutions presented as discontinued operations in the consolidated statement of operations in the corresponding periods:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Total revenues	$36,710	$191,464	$254,811
Total cost of revenues	59,860	199,168	224,331
Gross (loss) profit	(23,150)	(7,704)	30,480
Operating expenses	22,131	34,512	28,947
Operating (loss) income	(45,281)	(42,216)	1,533
Other (expense) income, net	(1,874)	(3,830)	(3,823)
(Loss) earnings before income taxes	(47,155)	(46,046)	(2,290)
Benefits from (provision for) income taxes	584	2,048	116
Net (loss) income from discontinued operations	(46,571)	(43,998)	(2,174)
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	539	1,148
Net (loss) income from discontinued operations attributable to stockholders	$(46,321)	$(43,459)	$(1,026)

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Depreciation and amortization	$85	$2,592	$6,494
Stock-based compensation	21	2,970	2,365
(Gain) loss on change in valuation of equity method investments	—	(726)	—
(Gain) loss on sale of investments	—	(1,162)	—
Loss (gain) on business divestiture	—	5,066	(10,334)

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

For the year ended January 1, 2023, ownership of our outstanding common stock by TotalEnergies SE and its affiliates, and GIP Sol, was approximately 50%. Subsequent to the spin-off of Maxeon Solar Technologies, Ltd. (“Maxeon Solar”) completed on August 26, 2020 (the “Spin-Off”), Total received a pro rata distribution of ordinary shares of Maxeon Solar, and its percentage ownership of shares of SunPower did not change.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provided that our Board would include 11 members, composed of our president and chief executive officer, our immediate past chief executive officer, (“Mr. Werner”), six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declines below certain thresholds, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into a further amendment to the Affiliation Agreement (the “October Affiliation Agreement Amendment”), which provided that our Board would remain at 11 members until March 31, 2022 and allowed for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which was filled as of December 31, 2021. The October Affiliation Agreement Amendment further provided that, after March 31, 2022, the Board would revert to nine members, at which time one independent director and one Total designee would resign from the Board. As previously disclosed, on March 31, 2022, one independent director and one Total designee resigned from the Board, and the Board reverted to nine members as of such date.

In accordance with the Letter Agreement entered into by TotalEnergies Renewables, GIP Sol, and HoldCo on September 12, 2022, GIP had the right to appoint two designees to our Board. On September 23, 2022, two Total designees resigned from the Board, and on September 26, 2022, the Board appointed two GIP designees.

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

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. Interest is payable semi-annually, beginning on July 15, 2016. The 4.00% debentures due 2023 are convertible into shares of our common stock at any time. When issued, the initial conversion rate in respect of the 4.00% debentures due 2023 was 32.7568 shares of common stock per $1,000 principal amount of debentures (which was equivalent to an initial conversion price of approximately $30.53 per share). After giving effect to the Spin-Off, effective September 1, 2020, the conversion rate adjusted to 40.1552 shares of common stock per $1,000 principal amount of debentures (which is equivalent to a conversion price of approximately $24.90 per share), which provides Total the right to acquire up to 4,015,515 shares of our common stock. Notice of the conversion rate adjustment was delivered to Wells Fargo Bank, National Association, the trustee, in accordance with the terms of the indenture governing the 4.00% debentures due 2023. The applicable conversion rate may further adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 4.00% debentures due 2023. If not earlier repurchased or converted, the 4.00% debentures due 2023 mature on January 15, 2023. The sale of our C&I Solutions business during the second quarter, and the resulting classification as discontinued operations in these consolidated financial statements, does not qualify as a fundamental change under the indenture.

On January 17, 2023, we repaid the outstanding principal amount of $425.0 million of our 4.00% debentures due 2023, $100.0 million of which were held by TotalEnergies, as well as the remaining interest on the 4.00% debentures due 2023 of $8.5 million which was payable upon maturity.

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	January 1, 2023	January 2, 2022
Accounts receivable	$489	$238
Prepaid expenses and other current assets	2,898	—
Other long-term assets	1,284	—
Accrued liabilities	8,033	—

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Other income:
Gain on early retirement of convertible debt	$—	$—	$1,857
(Income) expense from transition services agreement, net	(281)	—	—
Sublease income (recorded in sales, general, and administrative expense)	(499)	—	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	—	13
Interest expense incurred on the 0.875% debentures due 2021	—	—	1,238
Interest expense incurred on the 4.00% debentures due 2023	4,000	4,000	4,000
Included within discontinued operations:
Total revenues	335	54,285	127,872
Total cost of revenues	7,679	46,404	95,458

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Solar power systems sales	$1,340,407	$786,708	$540,690
Component sales	337,076	240,911	185,858
Light commercial sales	46,543	72,126	97,136
Services and other	17,046	32,284	46,333
Total revenues	$1,741,072	$1,132,029	$870,017

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

	As of
(In thousands)	January 1, 2023	January 2, 2022
Contract assets	$51,001	$31,925
Contract liabilities	155,764	80,990
During the year ended January 1, 2023, the increase in contract assets of $19.1 million was primarily driven by an increase in residential cash projects that have met revenue recognition based on applicable milestones, but have not yet been billed to customers. The increase in contract liabilities of $74.8 million, during the year ended January 1, 2023, was primarily due to an increase in invoiced contracts related to our cash and loan projects waiting for revenue recognition, as well as an increase in customer advances.

During the year ended January 2, 2022, the decrease in contract assets of $24.2 million was primarily driven by a settlement for milestone achievement for one legacy power plant project, as well as a collection of variable consideration on a power plant development project sold in prior years. The increase in contract liabilities of $6.8 million, during the year ended January 2, 2022, was primarily due to an increase in invoiced contracts waiting for revenue recognition, as well as an increase in billings in excess of cost.

During the year ended January 1, 2023, we recognized revenue of $41.9 million that was included in contract liabilities as of January 2, 2022. During the year ended January 2, 2022, we recognized revenue of $35.7 million that was included in contract liabilities as of January 3, 2021.

As of January 1, 2023, we have entered into contracts with customers for sales of solar power systems and components for an aggregate transaction price of $990.8 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	January 1, 2023	January 2, 2022
Accounts receivable, gross	$189,636	$135,912
Less: allowance for credit losses	(14,750)	(14,375)
Less: allowance for sales returns	(309)	(269)
Accounts receivable, net	$174,577	$121,268

Allowance for Credit Losses

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Additions (Deductions)	Balance at End of Period
Allowance for credit losses:
Year ended January 1, 2023	$14,375	$2,706	$(2,331)	$14,750
Year ended January 2, 2022	13,850	2,447	(1,922)	14,375
Year ended January 3, 2021	15,148	2,375	(3,673)	13,850
Allowance for sales returns:
Year ended January 1, 2023	$269	$40	$—	$309
Year ended January 2, 2022	181	88	—	269
Year ended January 3, 2021	285	(104)	—	181

Inventories

	As of
(In thousands)	January 1, 2023	January 2, 2022
Photo-voltaic modules	$156,292	$130,671
Microinverters	46,088	24,040
Energy Storage	63,327	26,849
Other solar power system component materials	51,108	32,872
Inventories[1]	$316,815	$214,432

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	January 1, 2023	January 2, 2022
Deferred project costs	$126,896	$52,165
Deferred costs for solar power systems	34,124	18,834
Related-party receivables	3,959	3,684
Other	32,781	25,529
Prepaid expenses and other current assets	$197,760	$100,212

Property, Plant and Equipment, Net

	As of
(In thousands)	January 1, 2023	January 2, 2022
Testing equipment and tools	$1,157	$3,848
Leasehold improvements	14,342	28,936
Solar power systems	10,271	6,500
Computer equipment	14,411	23,112
Internal-use software	70,621	34,083
Furniture and fixtures	8,088	8,582
Transportation equipment	3,941	2,174
Vehicle finance leases	12,316	—
Work-in-progress	5,958	4,076
Property, plant and equipment, gross	141,105	111,311
Less: accumulated depreciation and impairment	(66,583)	(77,751)
Property, plant and equipment, net[1]	$74,522	$33,560

1 Property, plant and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	January 1, 2023	January 2, 2022
Equity investments with readily determinable fair value	$—	$91,473
Equity investments without readily determinable fair value	31,751	807
Equity investments with fair value option	18,346	8,374
Cloud computing arrangements implementation costs[1]	9,179	11,692
Deposits with related parties	7,329	11,000
Retail installment contract receivables, net of current portion	98,001	—
Long-term deferred project costs	3,110	4,542
Long-term prepaid taxes	—	4,145
Derivative assets	2,293	—
Debt issuance cost	3,556	—
Other	19,020	24,961
Other long-term assets	$192,585	$156,994

1 As of January 1, 2023 and January 2, 2022, $5.1 million and $0.1 million, respectively, was included in amortization expense related to the amortization of our capitalized CCA costs.

Accrued Liabilities

	As of
(In thousands)	January 1, 2023	January 2, 2022
Employee compensation and employee benefits	$36,452	$15,641
Interest payable	8,549	8,005
Short-term warranty reserves	43,174	24,158
Restructuring reserve	2	2,137
Legal expenses	2,830	9,052
Taxes payable	8,167	4,606
Payable to related parties[1]	7,005	—
Short-term finance lease liabilities	2,949	—
Other	36,101	38,381
Accrued liabilities	$145,229	$101,980

1 Includes the payable to Total recorded as of January 1, 2023 in connection with the sale of our C&I Solutions business, based on the latest estimate of closing date working capital.

Other Long-term Liabilities

	As of
(In thousands)	January 1, 2023	January 2, 2022
Deferred revenue	$35,864	$40,321
Long-term warranty reserves	35,706	56,124
Unrecognized tax benefits	12,295	14,689
Long-term pension liability	3,683	3,758
Long-term deferred tax liabilities	1,139	15,834
Long-term taxes payable	—	866
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	7,878	—
Other	14,774	8,147
Other long-term liabilities	$112,797	$141,197

Accumulated Other Comprehensive Income

	As of
(In thousands)	January 1, 2023	January 2, 2022
Cumulative translation adjustment	$9,576	$9,620
Net gain on long-term pension liability obligation	1,992	1,548
Accumulated other comprehensive income	$11,568	$11,168

Note 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On October 4, 2021, we entered into a Securities Purchase Agreement to acquire all of the issued and outstanding membership interests of Blue Raven Solar Holdings, LLC (“Blue Raven”) and 35% of the issued and outstanding membership interests in Albatross Software, LLC, an affiliate of Blue Raven. Goodwill presented on our consolidated financial statements represents Goodwill resulting from the acquisition of Blue Raven.

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting unit to the book value (including goodwill). We have the option to perform a qualitative assessment of goodwill prior to completing a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. After assessing the totality of events and circumstances, we concluded that as of October 2, 2022, the date our qualitative test was performed, it is more likely than not the fair value of our reporting unit with goodwill is greater than the book value and, therefore, that there is no goodwill impairment.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of January 1, 2023:
Developed technology	$3,700	$(1,542)	$2,158
Brand	15,800	(4,937)	10,863
Non-compete agreements	3,400	(1,417)	1,983
Software development costs	9,250	(62)	9,188
Total	$32,150	$(7,958)	$24,192

As of January 2, 2022:
Developed technology	$3,700	$(308)	$3,392
Brand	15,800	(988)	14,812
Non-compete agreements	3,400	(283)	3,117
Software development costs	3,579	(21)	3,558
Total	$26,479	$(1,600)	$24,879

Aggregate amortization expense for intangible assets was $6.4 million, $1.6 million, and $0.1 million for fiscal years 2022, 2021, and 2020, respectively. No impairment loss was recorded for intangible assets for the fiscal years 2022, 2021, and 2020.

As of January 1, 2023, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next three fiscal years was as follows:

Expected Amortization Expense
Fiscal Year	(In thousands)
2023	$12,443
2024	8,787
2025	2,962
Total	$24,192

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of January 1, 2023 and January 2, 2022:

	January 1, 2023				January 2, 2022
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$297,474	$—	$—	$297,474	$—	$—	$—	$—
Other long-term assets:
Equity investments with FVO	18,346	18,346	—	—	8,374	8,374	—	—
Equity investments with readily determinable fair value	132,480	—	—	132,480	457,352	—	—	457,352
Interest rate swaps	2,293	—	2,293	—	—	—	—	—
Total assets	$450,593	$18,346	$2,293	$429,954	$465,726	$8,374	$—	$457,352

Money market funds

During fiscal 2022, we entered into investments in money market funds with Bank of America in the amount of $297.5 million, which are recorded within “cash and cash equivalents” in our consolidated balance sheets. The money market funds are classified within Level 1 in the fair value hierarchy as we value the funds using observable inputs that reflect quoted prices for securities with identical characteristics.

Equity investments with fair value option (“FVO”)

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong, Dorado DevCo, and SunStrong Partners joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 10. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on an annual basis, during the third fiscal quarter, considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the year ended January 1, 2023. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the year ended January 1, 2023.

(In thousands)	Beginning balance as of January 2, 2022	Equity Distribution	Additional Investment	Other adjustment [1]	Ending balance as of January 1, 2023
Equity investments with FVO	$8,374	$—	$8,172	$1,800	$18,346

1 During the year ended January 1, 2023, we recorded a fair value adjustment of $1.8 million as a result of our assessment of the fair value of our equity investments with FVO during the year. The fair value adjustment was recorded within “Equity in earnings (losses) of unconsolidated investees” in our consolidated statement of operations.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of January 1, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments	$18,346	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$18,346

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For fiscal 2022 and 2021, we recorded a gain of $115.2 million and a gain of $21.0 million, respectively, within “other, net” in our consolidated statement of operations. During the year ended January 1, 2023, we sold two million shares of Enphase common stock in open market transactions for cash proceeds of $440.1 million. During the year ended January 2, 2022, we sold one million of shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. As of January 1, 2023, we retained 0.5 million shares of Enphase common stock.

On January 5, 2023, we sold the remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million.

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

As of January 1, 2023, we recorded derivative assets of $2.3 million, within “other long-term assets” in our consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $72.1 million as of January 1, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and recorded a gain of $2.3 million within “interest expense” in our consolidated statement of operations for fiscal 2022.

Equity investments without readily determinable fair value

These equity investments are securities in privately held companies without readily determinable market values. We periodically adjust the carrying value of our equity securities to cost less impairment. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities we hold.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of January 1, 2023 was $107.7 million, included within “accounts receivable, net” and “other long-term assets” on our consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of January 1, 2023 was $77.6 million. The fair value was determined using Level 2 inputs based on weighted average market indexed-based pricing from our retail installment loan purchase agreement pricing list and quarterly market interest rates as reported by an independent pricing source.

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

As of January 1, 2023, we had incurred cumulative costs of approximately $3.4 million in restructuring charges, primarily relating to the payment of severance benefits. The 2021 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance payments for certain employees retained.

December 2019 Restructuring Plan

During the fourth quarter of fiscal 2019, we adopted a restructuring plan to realign and optimize workforce requirements in light of changes to our business, including the Spin-Off. In connection with the restructuring plan, which included actions implemented in the fourth quarter of fiscal 2019, we expected between 145 and 160 non-manufacturing employees, representing approximately 3% of our global workforce, to exit over a period of approximately 12 to 18 months. Between 65 and 70 of these employees were expected in the legacy SunPower Technologies business unit and corporate function, and most of whom exited our company following the Spin-Off, and the remainder of which exited upon completion of transition services. As the legacy SunPower Energy Services business unit refined its focus on distributed generation, storage, and energy services, 80 to 90 employees exited during the fourth fiscal quarter of 2019 and the first half of 2020. As of January 1, 2023, we had incurred approximately $6.1 million in restructuring charges consisting primarily of severance and retention benefits. The 2019 restructuring plan was completed during the second quarter of fiscal 2022.

The following table summarizes the comparative periods-to-date restructuring charges by plan recognized in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
January 2021 Restructuring Plan:
Severance and benefits	$(155)	$3,517	$—
Other costs[1]	1	42	—
Total January 2021 Restructuring Plan[2]	(154)	3,559	—

December 2019 Restructuring Plan:
Severance and benefits	(53)	978	459
Other costs[1]	—	112	6
Total December 2019 Restructuring Plan	(53)	1,090	465

Other restructuring[2]	451	(130)	(80)
Total restructuring charges (credits)	$244	$4,519	$385

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the year ended January 1, 2023 included $0.5 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

The following table summarizes the restructuring reserve activities during the year ended January 1, 2023:

	Fiscal Year
(In thousands)	2021	Charges (Benefits)	(Payments) Recoveries	2022
January 2021 Restructuring Plan:
Severance and benefits	$764	$(155)	$(607)	$2
Other costs[1]	—	1	(1)	—
Total January 2021 Restructuring Plan	764	(154)	(608)	2

December 2019 Restructuring Plan:
Severance and benefits	1,373	(53)	(1,320)	—
Other costs[1]	—	—	—	—
Total December 2019 Restructuring Plan	1,373	(53)	(1,320)	—

Other restructuring[2]	—	451	(451)	—
Total restructuring reserve activities	$2,137	$244	$(2,379)	$2

1 Other costs primarily represent associated legal and advisory services, and costs of relocating employees.

2 Other restructuring charges during the year ended January 1, 2023 included $0.5 million of severance costs for certain employees as a result of our announcement to exit the Light Commercial business which began in the first quarter of fiscal 2022.

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. Our operating leases are subject to renewal options for periods ranging from one year to ten years. We also lease certain vehicle finance leases which are cancellable with a fee and subject to renewal options of month-to-month after the initial term, and recorded and presented within “property, plant, and equipment, net” on our consolidated balance sheets (see Note 5. Balance Sheet Components).

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Operating leases:
Operating lease expense	$13,979	$12,787	$13,563
Finance lease expense:
Amortization expense	1,401	—	—
Interest expense on lease liabilities	352	—	—
Sublease income	(1,365)	(437)	(271)
Total	$14,367	$12,350	$13,292

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,301	$15,478	$18,984
Operating cash flows for finance leases	$352	$—	$—
Financing cash flows for finance leases	$1,401	$—	$—

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$15,469	$19,628	$22,794
Finance leases	$11,339	$—	$—

	As of
	January 1, 2023	January 2, 2022
Weighted-average remaining lease term (in years):
Operating leases	3.7	3.6
Finance leases	3.4	—
Weighted-average discount rate:
Operating leases	8.0%	8.5%
Finance leases	7.0%	—%

The future minimum lease payments to be paid under non-cancellable leases in effect as of January 1, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
As of January 1, 2023	(In thousands)
2023	$14,296	3,569
2024	12,122	3,402
2025	8,394	3,211
2026	6,994	1,751
2027	4,225	214
Thereafter	1,794	—
Total lease payments	47,825	12,147
Less: imputed interest	(7,122)	(1,320)
Total	$40,703	$10,827

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 1, 2023 are as follows:

(In thousands)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total[1]
Future purchase obligations	$367,054	$184,926	$159,929	$778	$784	$3,745	$717,216

1 Total future purchase obligations consisted of $717.2 million related to long-term supply agreements.

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreement with Maxeon Solar entered into on August 26, 2020, as well as commitments to purchase Module-Level Power Electronics (“MLPEs”) supplied by one vendor. On February 14, 2022, we entered into a Master Supply Agreement (the “Master Supply Agreement”) with Maxeon Solar, which replaced the previous supply agreement dated as of August 26, 2020, as amended. The Master Supply Agreement was extended on December 31, 2022 to remain effective until December 31, 2023, and increases the minimum product volumes, updates the pricing of products for fiscal 2023, and extended the exclusive supply relationship with Maxeon Solar for certain products.

In addition, on December 31, 2022, we entered into a new Master Supply Agreement with Maxeon Solar for the purchase of certain designated residential solar products, including high efficiency premium IBC solar panels, during fiscal 2024 and 2025. The Master Supply Agreement will remain in effect until December 31, 2025.

We review the terms of all our long-term supply agreements annually and assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at the beginning of the period	$80,282	$62,801	$85,762
Accruals for warranties issued during the period	15,308	46,284	2,860
Settlements and adjustments during the period	(16,693)	(28,803)	(25,821)
Balance at the end of the period	$78,897	$80,282	$62,801

In connection with a cracked connectors issue identified in the fourth quarter of fiscal 2021, we recorded a one-time quality charge of $19.8 million during the fiscal year ended January 2, 2022. The total charge was estimated using assumptions of cost to be incurred on labor and material based on our plan and quoted third-party prices to replace all the installed and uninstalled connectors. During fiscal 2022, there have been no significant changes to the original estimate. We plan to complete the majority of the repairs through fiscal 2023.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.3 million and $14.7 million as of January 1, 2023 and January 2, 2022, respectively. These amounts are included within “other long-term liabilities” on our consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of January 1, 2023, and January 2, 2022, our provision was $5.4 million and $9.6 million, respectively, primarily for tax related indemnifications.

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

During the second quarter of fiscal 2022, Hemlock communicated to us and Maxeon Solar that they believe that certain price escalation clauses for silicon metal have been triggered and would apply to all purchases of polysilicon for 2022 deliveries. During the third quarter of fiscal 2022, Maxeon Solar and Hemlock reached an agreement on this matter. As of January 1, 2023, Maxeon Solar’s commitment under the Hemlock Agreement has been finalized with Maxeon Solar's remaining obligations under the agreements amounting to $9.0 million, in the form of unpaid invoices only, for fiscal 2023. With the agreement that was reached, we do not have any current exposure under the Hemlock Agreements as of the fiscal year ended January 1, 2023, and we are fully indemnified by Maxeon Solar under the Back-to-Back Agreement and against any further claims. As such, we do not carry any liability for the Hemlock Agreements on our consolidated financial statements as long as Maxeon Solar complies with its obligations under the Hemlock Agreements and the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $4.7 million as of January 1, 2023.

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we have agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. As such, we have retained $21.1 million of warranty reserves related to our indemnifications as of January 1, 2023.

Legal Matters

Class Action Lawsuit

On February 16, 2022, a purported securities class action lawsuit was filed against the Company and certain of its officers and directors (the “Defendants”) in the United States District Court for the Northern District of California by putative shareholder Piotr Jaszczyszyn purportedly on behalf of a class consisting of those who acquired the Company's securities from August 3, 2021 to January 20, 2022. The complaint was filed following the Company’s January 20, 2022 announcement that it had identified a cracking issue that developed over time in certain factory-installed connectors and that it expects to record approximately $27.0 million of supplier-quality related charges in the fourth quarter of 2021 and approximately $4.0 million in the first quarter of 2022, and alleges violations of Sections 10(b) and 20(a) of the Exchange Act. Specifically, the lawsuit claims that Defendants failed to disclose the following to investors: (1) that certain connectors used by the Company suffered from cracking issues; (2) that, as a result, the Company was reasonably likely to incur costs to remediate the faulty connectors; (3) that, as a result, the Company’s financial results would be adversely impacted; and (4) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. On October 13, 2022, the Court appointed Steamfitters Local 449 Pension & Retirement Security Funds as lead plaintiff in the action. On December 15, 2022, lead plaintiff filed an amended complaint that named the same defendants and brought the same claims as the previous complaint. Defendants’ motion to dismiss the amended complaint is currently due on February 24, 2023. The Company intends to vigorously defend the purported securities class action lawsuit and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether it will have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

We are also party to various other litigation matters and claims, including but not limited to intellectual property, environmental, and employment matters, that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

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

	As of
(In thousands)	January 1, 2023	January 2, 2022
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$132,480	$457,352
Total equity investments with readily determinable fair value	132,480	457,352
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	—
Equity method investments under the Dealer Accelerator Program	26,471	—
Other equity investments without readily determinable fair value	280	807
Total equity investments without readily determinable fair value	31,751	807
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	9,871	8,371
Dorado Development Partners, LLC	8,173	—
SunStrong Partners, LLC	302	3
Total equity investment with fair value option	18,346	8,374
Total equity investments	$182,577	$466,533

Equity investments without readily determinable fair value

In February 2022, we made an equity investment in OhmConnect, Inc. (“OhmConnect”). We accounted for the investment as an equity investment without readily determinable fair value in accordance with the guidance in ASC 321, Investments - Equity Securities.

In fiscal 2022, we launched our Dealer Accelerator Program to help speed the adoption of renewable energy across the U.S. by making minority investments in solar dealers to advance their growth in coordination with the rapid growth of their direct business. As part of the program, dealers receive preferred access to SunPower equipment, battery storage, and financial products offerings. In addition, we provide the dealers with enhanced lead generation and business strategy support.

During fiscal 2022, we entered into four equity investments as part of the Dealer Accelerator Program. The equity investments made were in Sea Bright Solar, Inc. of $2.0 million for an equity interest of 20.0%, Freedom Solar Holdings, LLC of $9.4 million for an equity interest of 4.5%, EmPower CES, LLC of $6.0 million for an equity interest of 20.0%, and Renova Energy Corp. of $8.5 million for an equity interest of 10.6%. All of these equity investments were accounted for as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.5 million during the year ended January 1, 2023. In addition, during the year ended January 1, 2023, we received a dividend from one of our investees in the amount of $0.3 million.

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

Unconsolidated VIEs

In March 2022, we entered into a joint venture with Hannon Armstrong and SunStrong to form Dorado DevCo, a jointly-owned entity, to hold our residential lease solar power projects. Similar to our prior joint ventures for residential lease assets, SunPower and Hannon Armstrong will make total capital contributions of up to $7.9 million into Dorado DevCo for 50% equity interest, each. SunStrong, our existing joint venture with Hannon Armstrong, was appointed as a manager of the entity. We also entered into a development asset purchase agreement to provide development services for solar power systems sold into the fund.

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

During the year ended January 1, 2023, we made a $8.2 million capital contribution in the equity method investee. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our consolidated balance sheets.

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

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Summarized statements of operations information:
Revenues	$147,946	$136,428	$123,772
Net income (loss)	(768)	5,575	(10,788)
Net income (loss) attributable to parents	10,751	(37,913)	52,483

	As of
(In thousands)	January 1, 2023	January 2, 2022
Summarized balance sheet information:
Current assets	$88,561	$93,722
Long-term assets	1,823,437	1,626,125
Current liabilities	94,414	65,872
Long-term liabilities	1,378,462	1,295,540

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	January 1, 2023	January 2, 2022
Accounts receivable	$33,864	$22,089
Prepaid expenses and other current assets	3,959	2,055
Other long-term assets	6,549	11,000
Accounts payable	165	53
Accrued liabilities	97	676
Contract liabilities	63,504	17,442

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Revenues and fees received from investees for products/services	$251,265	$202,386	$201,130
(Gain) loss on business divestitures, net	—	(224)	—

Consolidated VIEs

Our sale of solar power systems to residential consumers in the United States are eligible for the ITC. On August 16, 2022, the IRA was enacted. The IRA includes, among other things, an expansion and extension of the ITC for eligible solar energy systems through at least 2032. The IRA increased the ITC and allows qualifying homeowners to credit 30% of the cost of the solar or solar paired battery storage system from their U.S. federal income taxes starting in 2022, as well as a new standalone battery storage ITC also at a value of 30% of the cost of the system beginning in 2023. Under the terms of the IRA, the solar, solar paired battery storage, and standalone battery storage systems for qualifying homeowners will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% or 10% after the end of 2034 (with percentage dependent on the eligibility of the taxpayer associated with the residential system). The IRA also includes provisions beginning in 2023 that, depending on the location of a particular system and/or its ability to satisfy certain domestic content or low-income customer requirements, allows for substantial increases in the percentage value of the ITC for eligible systems that qualify, beyond the 30% minimum. IRS guidance on the current law provides for the ability to obtain a safe harbor with respect to the ITC on qualifying solar power systems, allowing preservation of the current ITC rates for projects that are completed after the scheduled reduction in rates assuming other required criteria as prescribed by the IRS are met.

In September 2019, we entered into the Solar Sail and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”) joint ventures with Hannon Armstrong, to finance the purchase of 200 megawatts (“MW's”) of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC, under the current law for third-party owned systems. The companies expected to increase the volume in later years, for which Hannon Armstrong extended a secured financing of up to $112.6 million; however, no additional amount was borrowed as of January 1, 2023 (Refer to Note 11. Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.

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

Total revenue of these consolidated VIEs was $23.1 million and $18.0 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of January 1, 2023, we had $30.5 million of assets from the consolidated VIEs.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our consolidated balance sheets:

	January 1, 2023				January 2, 2022
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% debentures due 2023[5]	$424,991	$424,919	$—	$424,919	$424,991	$—	$423,677	$423,677
Asset-Backed Loan[4]	—	—	—	—	60,800	60,579	—	60,579
Safe Harbor Loan[3]	—	—	—	—	48,529	47,894	—	47,894
Total recourse debt	$424,991	$424,919	$—	$424,919	$534,320	$108,473	$423,677	$532,150
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$71,577	$70,443	$—	$70,443	$—	$—	$—	$—
Other Debt	12,269	11,961	308	12,269	1,475	1,095	380	1,475
Total non-recourse debt	$83,846	$82,404	$308	$82,712	$1,475	$1,095	$380	$1,475
Total	$508,837	$507,323	$308	$507,631	$535,795	$109,568	$424,057	$533,625

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

5 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of January 1, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$508,529	$66	$70	$74	$78	$20	$508,837

Convertible Debt

The following table summarizes our outstanding convertible debt:

	January 1, 2023			January 2, 2022
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$424,919	$424,991	$431,720	$423,677	$424,991	$501,489
	$424,919	$424,991	$431,720	$423,677	$424,991	$501,489
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

As of January 1, 2023, letters of credit issued and outstanding under the Bank of the West facility totaled $23.8 million, which were collateralized with $12.5 million of restricted cash on the consolidated balance sheets.

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

As of January 1, 2023, we had $71.6 million borrowings outstanding under the term loan facility, of which $8.2 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the consolidated balance sheets. All borrowings outstanding under the term loan facility have a weighted average interest rate of between 5.4% to 6.4%.

Revolver and Term Loan Facility with Bank of America and Bank of the West

On September 12, 2022, we entered into a Credit Agreement with BofA Securities, Inc. and Bank of the West, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender, and an L/C Issuer. The Credit Agreement consists of a revolving credit facility (the “Revolver”) and a term loan facility (“Term Loan Facility” and, together with the Revolver, the “Facilities”), each facility providing for an aggregate principal amount of $100.0 million. The Credit Agreement was amended on January 26, 2023, and provided for, among other things, an increase of the Revolver commitments by $100.0 million (the “Increased Revolving Commitments”), including CitiBank, N.A. and JP Morgan Chase Bank, N.A. as the 2023 Incremental Revolving Lenders’. The Increased Revolving Commitments are governed by the same terms and conditions applicable to the Revolver commitments under the Credit Agreement prior to the effectiveness of the Amendment. The Revolver will mature on September 12, 2027, while the Term Loan Facility matures on (a) September 12, 2027, or (b) on September 12, 2024 if all or a portion of the outstanding 4.00% debentures due 2023 have converted into equity interests of the Company; provided that the portion of the Term Loan Facility that is applied to repay any of the 4.00% debentures due 2023 that do not convert will still mature on September 12, 2027 regardless of the conversion of other 4.00% debentures due 2023. As the remaining holders of our 4.00% debentures due 2023 did not elect to convert their bonds into our common stock prior to their maturity, the Term Loan Facility will mature on September 12, 2027.

The interest rate for borrowings under the Facilities is based on, at the Company's option, either (1) the highest of (a) the Federal Funds Rate plus 0.50% and (b) Bank of America's “prime rate” and (c) SOFR plus a margin, or (2) SOFR plus a margin. A commitment fee of between 0.25% and 0.35%, depending on our Total Net Leverage Ratio, is payable quarterly on the undrawn portion of the Revolver.

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

As of January 1, 2023, we had no borrowings under the Revolver and Term Loan Facilities, and there were issued but undrawn letters of credit outstanding under the Facilities of $0.1 million. The letters of credit have a maximum aggregate amount that can be issued of $50.0 million, which is included within the total principal amount of the Revolver facility.

On January 11, 2023 and January 31, 2023, we borrowed $100.0 million and $50.0 million on our Term Loan Facility and Revolver, respectively, pursuant to the Credit Agreement. The interest rate for the borrowings is SOFR plus a margin.

Note 12. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement.

During the second quarter of fiscal 2022, we entered into a First Amendment to the Cross License Agreement (the “Amendment”) with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off, pursuant to which the Company and Maxeon Solar exclusively and non-exclusively licensed certain intellectual property rights. The Amendment provides for certain adjustments to the scope of Maxeon Solar’s non-exclusive license to the Company. In connection with the Amendment and in anticipation of the expiration of the Collaboration Agreement with Maxeon Solar in August 2022, the Company and Maxeon Solar also entered into ancillary agreements providing for the settlement of certain payments due under the Collaboration Agreement as well as transition services arrangement, the sublease, subject to landlord consent, of the research and development facility located in San Jose, California, the transfer of certain assets, and support to complete a collaboration project that was completed in fiscal 2022.

We recorded a net loss of $4.3 million in the fiscal year ended January 1, 2023 in connection with the above agreements, that is presented within “research and development expenses” and “sales, general, and administrative expense” on our consolidated statements of operations.

The below table summarizes our transactions with Maxeon Solar for the fiscal year ended January 1, 2023, January 2, 2022, and January 3, 2021:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Purchases of photo-voltaic modules (recorded in cost of revenues)	$190,633	$224,576	$96,217
Research and development expenses reimbursement received	18,626	33,475	12,473
Income (expense) from transition services agreement, net	(350)	5,876	6,260
Sublease income (recorded in sales, general, and administrative expense)	639	—	—

The Company had the following balances related to transactions with Maxeon Solar as of January 1, 2023 and January 2, 2022:

	As of
(In thousands)	January 1, 2023	January 2, 2022
Prepaid and other current assets	$607	$1,928
Accrued liabilities	11,239	7,493
Accounts payable	38,486	27,724
Other long-term liabilities	1,458	1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 13. INCOME TAXES

In the year ended January 1, 2023, our income tax benefit of $8.2 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $96.5 million was primarily due to the reversal of deferred taxes previously accrued for California due to the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments. In the year ended January 2, 2022, our income tax provision of $7.3 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $13.2 million was primarily due to deferred tax liability related to mark-to-market unrealized gains on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability. In the year ended January 3, 2021, our income tax provision of $57.7 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $656.9 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments.

In the year ended January 1, 2023, our income tax benefit of $0.6 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $47.2 million was primarily due to the state tax benefit of operating losses of the C&I Solutions business prior to the sale of the business. In the year ended January 2, 2022, our income tax benefit of $2.0 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $46.0 million was primarily due to the state tax benefits related to discontinued operations. In the year ended January 3, 2021, our income tax benefit of $3.3 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $127.9 million was primarily related to the Maxeon spin-off and the allocation of state tax benefit related to discontinued operations, offset by foreign taxes in foreign jurisdictions that were profitable.

The sale of the C&I Solutions business to TotalEnergies Renewables resulted in a taxable gain in fiscal year 2022. The tax impact of $1.4 million was recorded in “additional paid-in capital” within our consolidated statements of equity, consistent with the accounting treatment of the gain and tax accounting guidance.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Joe Biden. The IRA includes, among other provisions, a 15% minimum tax based on “adjusted financial statement income” exceeding $1.0 billion starting in 2023, and a 1% excise tax on net repurchases of stock after December 31, 2022. We do not expect these tax provisions of the IRA to have a significant impact on our business.

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$97,920	$10,126	$662,319
Non-U.S. income (loss)	(1,373)	3,097	(5,460)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$96,547	$13,223	$656,859
Provision for income taxes:
Current tax (expense) benefit
Federal	$2,322	$(125)	$(846)
State	(8,002)	(4,095)	(35,499)
Foreign	(493)	568	(7,900)
Total current tax (expense) benefit	(6,173)	(3,652)	(44,245)
Deferred tax benefit (expense)
Federal	(438)	—	—
State	15,162	(3,022)	(13,716)
Foreign	(387)	(593)	296
Total deferred tax benefit (expense)	14,337	(3,615)	(13,420)
Benefit from (provision for) income taxes	$8,164	$(7,267)	$(57,665)

The benefit from (provision for) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Statutory rate	21%	21%	21%
Tax benefit (expense) at U.S. statutory rate	$(20,275)	$(2,777)	$(137,956)
Foreign rate differential	(1,272)	(222)	(3,694)
State income taxes, net of benefit	7,361	(4,485)	(44,064)
Section 956 and Subpart F	—	(493)	(2,431)
Tax credits (investment tax credit and other)	(331)	1,661	1,323
Change in valuation allowance	18,771	(9,445)	202,157
Unrecognized tax benefits	2,273	(2,105)	(6,977)
Non-controlling interest & nontaxable income	844	740	—
Global intangible low-taxed income (“GILTI”)	—	(355)	(794)
Section 163L interest	(630)	(840)	(1,189)
Maxeon Spin-Off taxable gain	—	—	(54,537)
Excess tax benefit on stock-based compensation	2,380	13,789	711
Non-deductible executive compensation	(151)	(2,734)	(1,256)
Other, net	(806)	(1)	(8,958)
Total	$8,164	$(7,267)	$(57,665)

	As of
(In thousands)	January 1, 2023	January 2, 2022
Deferred tax assets:
Net operating loss carryforwards	$85,288	$163,436
Tax credit carryforwards	24,870	52,678
Reserves and accruals	39,239	60,208
Stock-based compensation stock deductions	4,675	3,187
Basis difference on third-party project sales	28,658	35,013
Identified intangible assets	13,002	5,644
Other	1,806	2,131
Total deferred tax assets	197,538	322,297
Valuation allowance	(121,720)	(173,481)
Total deferred tax assets, net of valuation allowance	75,818	148,816
Deferred tax liabilities:
Fixed asset basis difference	(18,713)	(15,031)
Investments	(36,456)	(118,885)
Other	(21,163)	(29,697)
Total deferred tax liabilities	(76,332)	(163,613)
Net deferred tax liabilities	$(514)	$(14,797)

As of January 1, 2023, we had federal net operating loss carryforwards of $147.3 million for tax purposes, of which $26.1 million was generated prior to 2018 and will expire at various dates from 2033 to 2035. The remaining federal net operating loss carryforward of $121.2 million was generated in fiscal year 2018 and after and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). As of January 1, 2023, we had California state net operating loss carryforwards of approximately $638.1 million for tax purposes, of which $59.5 million relates to debt issuance and the tax benefit of which will be recorded to equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had gross credit carryforwards of approximately $74.0 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had gross California credit carryforwards of $2.4 million for state tax purposes, of which $1.1 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2024 to 2042, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

As of the end of fiscal year 2022, as part of SunPower’s continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subjected to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no such foreign taxes have been provided. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States and Mexico and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize the U.S. net deferred tax assets. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for continuing operations for fiscal 2022 and 2021 was $51.8 million and $31.8 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations during fiscal 2022, 2021, and 2020 is as follows:

	Fiscal Year
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance, beginning of year	$84,213	$86,953	$73,439
Additions for tax positions related to the current year	122	2,345	15,179
Additions for tax positions from prior years	103	113	41
Reductions for tax positions from prior years/statute of limitations expirations	(14,444)	(5,129)	(1,634)
Foreign exchange (gain) loss	(8)	(69)	(72)
Balance at the end of the period	$69,986	$84,213	$86,953

Included in the unrecognized tax benefits at fiscal 2022 and 2021 for continuing operations is $10.0 million and $16.7 million, respectively, that if recognized, would result in a reduction of our effective tax rate. The amounts differ from the long-term liability recorded of $12.3 million and $14.7 million as of fiscal 2022 and 2021, respectively, primarily due to accrued interest and penalties.

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

Classification of Interests and Penalties

We accrue interest and penalties on tax contingencies and classify them as “provision for income taxes” in our consolidated statements of operations. Accrued interest as of January 1, 2023 and January 2, 2022 was approximately $1.1 million and $2.3 million, respectively. Accrued penalties as of January 1, 2023 was $1.3 million and not material for the period ending January 2, 2022.

Tax Years and Examination

We file tax returns in each jurisdiction in which we are registered to do business. In the United States and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid. The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 1, 2023:

Tax Jurisdictions	Tax Years
United States	2019 and onward
California	2018 and onward
Philippines	2020 and onward

While the respective tax authorities may no longer assess additional taxes for expired periods, they may adjust net operating loss and credit carryovers amounts which were generated from such years.

We are under tax examinations in various jurisdictions. We do not expect the examinations to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the excess will adversely impact earnings in the period of assessment.

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

Shares Reserved for Future Issuance Under Equity Compensation Plans

We had shares of common stock reserved for future issuance as follows:

(In thousands)	January 1, 2023	January 2, 2022
Equity compensation plans	27,339	22,908

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

The guidance in ASC 260, Earnings Per Share, requires that companies use income from continuing operations as a “control number” or benchmark to determine whether potential common shares are dilutive or antidilutive. When calculating discontinued operations, we used the same number of potential common shares used in computing the diluted per-share amount of income from continuing operations in computing all other reported diluted per-share amounts, even if the effect will be antidilutive compared to their respective basic per-share amounts.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Fiscal Year Ended
(In thousands, except per share amounts)	January 1, 2023	January 2, 2022	January 3, 2021
Basic net income (loss) per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$102,358	$6,101	$600,381
Net (loss) income attributable to stockholders - discontinued operations	(46,321)	(43,459)	(125,333)
Net (loss) income attributable to stockholders	$56,037	$(37,358)	$475,048
Denominator:
Basic weighted-average common shares	173,919	172,436	169,801

Basic net (loss) income per share - continuing operations	$0.59	$0.03	$3.54
Basic net (loss) income per share - discontinued operations	(0.27)	(0.25)	(0.74)
Basic net (loss) income per share	$0.32	$(0.22)	$2.80

Diluted net income (loss) per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations	$102,358	$6,101	$600,381
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	—	1,824
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	—	12,499
Net (loss) income available to common stockholders - continuing operations	102,358	6,101	614,704
Net (loss) income available to common stockholders - discontinued operations	$(46,321)	$(43,459)	$(125,333)
Denominator:
Basic weighted-average common shares	173,919	172,436	169,801
Effect of dilutive securities:
Restricted stock units	684	2,680	318
0.875% debentures due 2021	—	—	10,055
4.00% debentures due 2023	—	—	17,068
Dilutive weighted-average common shares:	174,603	175,116	197,242

Dilutive net (loss) income per share - continuing operations	$0.59	$0.03	$3.12
Dilutive net (loss) income per share - discontinued operations	(0.27)	(0.25)	(0.64)
Dilutive net (loss) income per share	$0.32	$(0.22)	$2.48

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income (loss) per share attributable to stockholders in the following periods:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Restricted stock units	3,168	1,651	3,250
0.875% debentures due 2021	—	1,575	—
4.00% debentures due 2023	17,068	17,068	—

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Cost of revenues	$4,757	$2,754	$2,148
Research and development	1,830	3,044	1,299
Sales, general, and administrative	19,801	17,134	13,741
Total stock-based compensation expense	$26,388	$22,932	$17,188

As of January 1, 2023, the total unrecognized stock-based compensation related to outstanding restricted stock units was $63.4 million, which we expect to recognize over a weighted-average period of 2.4 years.

Equity Incentive Programs

Stock-based Incentive Plans

During fiscal 2022, SunPower had one stock incentive plan: the SunPower Corporation 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan was adopted by our Board of Directors in February 2015 and was approved by stockholders in June 2015. The 2015 Plan allows for the grant of options, as well as grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. The 2015 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting.

The 2015 Plan includes an automatic annual increase mechanism equal to the lower of three percent of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year, 6 million shares, or such other number of shares as determined by our Board of Directors. As of January 1, 2023, approximately 27.0 million shares were available for grant under the 2015 Plan.

Incentive stock options, nonstatutory stock options, and stock appreciation rights may be granted at no less than the fair value of the common stock on the date of grant. The options and rights become exercisable when and as determined by our Board of Directors, although these terms generally do not exceed ten years for stock options. We have not granted stock options since fiscal 2008. All previously granted stock options have been exercised or expired and accordingly no options remain outstanding. Under the 2015 Plan, the restricted stock grants and restricted stock units typically vest in equal installments annually over two, three, or four years.

The majority of shares issued are net of the minimum statutory withholding requirements that we pay on behalf of our employees. During fiscal 2022, 2021, and 2020, we withheld 0.6 million, 0.4 million, and 1.3 million shares, respectively, to satisfy the employees’ tax obligations. We have typically paid for such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Restricted Stock Units

The following table summarizes our non-vested restricted stock units’ activities:

	Restricted Stock Units
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share[1]
Outstanding as of January 3, 2021	7,167	$13.75
Granted	1,932	30.47
Vested[2]	(2,905)	14.67
Forfeited	(1,325)	15.72
Outstanding as of January 2, 2022	4,869	19.30
Granted	3,038	20.08
Vested[2]	(1,835)	17.40
Forfeited	(1,794)	19.11
Outstanding as of January 1, 2023	4,278	$20.74

1 We estimate the fair value of our restricted stock awards and units at our stock price on the grant date.

2 Vested restricted stock awards include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Note 17. SUBSEQUENT EVENTS

Delaware Stockholder Derivative Action

On February 6, 2023, Plaintiff Jeffrey Edelman filed a putative stockholder derivative complaint in the Delaware Court of Chancery, purportedly on behalf of SunPower, against Total SE, HoldCo, TotalEnergies Renewables, Francois Badoual, Bernadette Baudier, Peter Faricy, Vinayak Hegde, Catherine A. Lesjak, Thomas R. McDaniel, Nathalie Portes-Laville, Julien Pouget, Vincent Stoquart, Denis Toulouse, Franck Trochet, Thomas H. Werner, Laurent Wolffsheim, and Patrick Wood III, current or former directors and officers of the Company, captioned Edelman v. TotalEnergies SE et al., No. 2023-0136 (Del. Ch. filed Feb. 6, 2023). The derivative complaint challenges the acquisition of SunPower’s C&I Solutions business by TotalEnergies Renewables, which was announced on February 10, 2022, and alleges that the transaction was not entirely fair to the Company and that Total underpaid for the business. The derivative complaint alleges breach of fiduciary duty claims against the current or former directors and officers of the Company for adopting an unfair process and for approving the acquisition, and it brings claims for breach of fiduciary duty and unjust enrichment against Total SE, HoldCo, and TotalEnergies Renewables as controllers. Plaintiff seeks monetary damages from the defendants on behalf of the Company, together with costs and attorney’s fees. Plaintiff also seeks rescissory relief or the unwinding of the acquisition. The Company cannot reasonably estimate any loss or range of loss that may arise from the litigation.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:1

	Three Months Ended
(In thousands, except per share data)	January 1, 2023	October 2, 2022	July 3, 2022	April 3, 2022	January 2, 2022	October 3, 2021	July 4, 2021	April 4, 2021
Total revenues	$497,312	$475,711	$417,772	$350,277	$347,830	$283,312	$260,751	$240,136
Gross profit	$104,648	$105,447	$81,499	$72,309	$60,245	$62,389	$60,711	$45,966
Net income (loss) from continuing operations	$8,618	$142,632	$(41,711)	$(2,505)	$39,037	$(72,444)	$87,105	$(47,742)
Net (loss) income from discontinued operations	$—	$—	$(20,616)	$(25,955)	$(18,043)	$(11,863)	$(12,336)	$(1,756)
Net income (loss)	$8,618	$142,632	$(62,327)	$(28,460)	$20,994	$(84,307)	$74,769	$(49,498)
Net income (loss) from continuing operations attributable to stockholders	$7,613	$139,407	$(42,496)	$(2,166)	$38,861	$(72,707)	$87,094	$(47,147)
Net (loss) income from discontinued operations attributable to stockholders	$—	$—	$(20,616)	$(25,705)	$(18,665)	$(11,669)	$(11,887)	$(1,238)
Net income (loss) attributable to stockholders	$7,613	$139,407	$(63,112)	$(27,871)	$20,196	$(84,376)	$75,207	$(48,385)

Net income (loss) per share attributable to stockholders - basic:[2]
Continuing operations	$0.04	$0.80	$(0.24)	$(0.01)	$0.22	$(0.42)	$0.50	$(0.28)
Discontinued operations	—	—	(0.12)	(0.15)	(0.11)	(0.07)	(0.07)	(0.01)
Net income (loss) per share - basic	0.04	0.80	(0.36)	(0.16)	0.11	(0.49)	0.43	(0.29)

Net income (loss) per share attributable to stockholders - diluted:[2]
Continuing operations	$0.04	$0.74	$(0.24)	$(0.01)	$0.22	$(0.42)	$0.46	$(0.28)
Discontinued operations	—	—	(0.12)	(0.15)	(0.11)	(0.07)	(0.07)	(0.01)
Net income (loss) per share - diluted	0.04	0.74	(0.36)	(0.16)	0.11	(0.49)	0.39	(0.29)

1 During fiscal 2022, we completed the sale of our C&I Solutions business which resulted in material retrospective changes to our consolidated statements of operations. Refer to Note 2. Discontinued Operations for further details.

2 Quarterly basic and diluted earnings per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings per share are calculated by dividing net earnings by basic and diluted shares outstanding, respectively.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 1, 2023 at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2023 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

During fiscal 2022, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.
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

10.15†
Master Supply Agreement, dated as of August 9, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of Enphase Energy, Inc.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2018).

10.16†
Amendment No. 1 to Master Supply Agreement, dated as of December 18, 2018, by and between SunPower Corporation and Enphase Energy, Inc. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2019).

10.17	Amendment No. 2 to Master Supply Agreement, dated October 15, 2020, by and between Enphase Energy, Inc. and SunPower Corporation.
10.18	Amendment No. 3 to Master Supply Agreement, dated October 28, 2020, by and between Enphase Energy, Inc. and SunPower Corporation.
10.19	Amendment No. 4 to Master Supply Agreement, dated January 4, 2021, by and between Enphase Energy, Inc. and SunPower Corporation.
10.20
Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for Enphase Energy, Inc. filed with the Securities and Exchange Commission on July 26, 2022).

10.21*	Amendment No. 6 to Master Supply Agreement, dated July 27, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.
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

10.26^	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).
10.27^
2019 Management Career Transition Plan as amended May 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.28
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

10.29
Letter Agreement Related to Purchase Price Deposit, dated as July 31, 2020, by and among SunPower Corporation, Maxeon Solar Technologies, Ltd. and Tianjin Zhonghuan Semiconductor Co., Ltd. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form 20-F filed by Maxeon Solar Technologies, Ltd. with the Securities and Exchange Commission on July 31, 2020).

10.30
Tax Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed by Maxeon Solar on August 27, 2020 (the “Maxeon Solar Form 6-K”))

10.31	Employee Matters Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.3 to the Maxeon Solar Form 6-K)
10.32	Transition Services Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.4 to the Maxeon Solar Form 6-K)
10.33	Supply Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.5 to the Maxeon Solar Form 6-K)
10.34
First Amendment to Supply Agreement, dated February 25, 2021, by and between SunPower Corporation and Maxeon Solar Technologies, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2021).

10.35	Back-to-Back Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.6 to the Maxeon Solar Form 6-K)
10.36	Brand Framework Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.7 to the Maxeon Solar Form 6-K)
10.37	Cross-License Agreement, dated August 26, 2020, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 99.8 to the Maxeon Solar Form 6-K).
10.38
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

10.42	Amendment to Securities Purchase Agreement, dated June 29, 2022, by and among SunPower Corporation, Falcon Acquisition HoldCo, Inc., and Peterson Partners VII, L.P.
10.43
Equity Purchase Agreement, dated as of February 6, 2022, by and between SunPower Corporation, Systems and TotalEnergies Renewables USA, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchanges Commission on February 10, 2022).

10.44†
Master Supply Agreement, dated as of February 14, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.45
Amendment No. 1 to Master Supply Agreement, dated as of December 31, 2022, between the Company and Maxeon (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023).

10.46
Letter Agreement, dated as of May 31, 2022, by and among SunPower Corporation, SunPower Corporation, Systems, TotalEnergies Renewables USA, LLC and TotalEnergies Distributed Generation USA, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2022).

10.47
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

10.48
First Amendment to Credit Agreement, dated as of January 26, 2023, by and among the Lenders and L/C Issuers (as defined therein), SunPower Corporation, certain of its subsidiaries as guarantors, and Bank of America, N.A., as Administrative Agent and the Swingline Lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2023).

10.49
Master Supply Agreement, dated as of December 31, 2022, between the Company and Maxeon (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023).

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023 is formatted in Inline XBRL.

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

SUNPOWER CORPORATION

Dated: March 9, 2023	By:	/s/ GUTHRIE DUNDAS

Guthrie Dundas
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER FARICY	Chief Executive Officer and Director	March 9, 2023
Peter Faricy	(Principal Executive Officer)
/S/ GUTHRIE DUNDAS	Interim Chief Financial Officer	March 9, 2023
Guthrie Dundas	(Principal Financial Officer)
/S/ VICHHEKA HEANG	Vice President, Corporate Controller and Principal Accounting Officer	March 9, 2023
Vichheka Heang	(Principal Accounting Officer)
*	Director	March 9, 2023
Nathalie Portes-Laville
*	Director	March 9, 2023
Thomas R. McDaniel
*	Director	March 9, 2023
Vincent Stoquart
*	Director	March 9, 2023
Jonathan Fieldsend
*	Director	March 9, 2023
Jonathan Bram
*	Director	March 9, 2023
Nathaniel Anschuetz
*	Director	March 9, 2023
Vinayak Hegde

* By:  /S/ GUTHRIE DUNDAS
Guthrie Dundas
Power of Attorney