Form 10-Q
period 2023-04-02
SUNPOWER CORP
filed 2023-05-03
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023

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

The total number of outstanding shares of the registrant’s common stock as of April 28, 2023 was 174,962,512.

SunPower Corporation
Form 10-Q for the quarterly period ended April 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	April 2, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$116,478	$377,026
Restricted cash and cash equivalents, current portion[2]	9,634	9,855
Short-term investments	—	132,480
Accounts receivable, net[1]	194,231	174,577
Contract assets	58,610	50,692
Inventories	381,847	316,815
Advances to suppliers, current portion	12,508	9,309
Prepaid expenses and other current assets[1]	212,970	197,760
Total current assets	986,278	1,268,514

Restricted cash and cash equivalents, net of current portion[2]	15,158	15,151
Property, plant and equipment, net	82,117	74,522
Operating lease right-of-use assets	36,302	36,926
Solar power systems leased, net	40,768	41,779
Goodwill	126,338	126,338
Other intangible assets, net	22,435	24,192
Other long-term assets[1]	183,015	192,585
Total assets	$1,492,411	$1,780,007

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$225,143	$242,229
Accrued liabilities[1]	164,210	145,229
Operating lease liabilities, current portion	11,589	11,356
Contract liabilities, current portion[1]	161,289	144,209
Short-term debt	121,473	82,404
Convertible debt, current portion[1]	—	424,919
Total current liabilities	683,704	1,050,346

Long-term debt	155,969	308
Operating lease liabilities, net of current portion	28,362	29,347
Contract liabilities, net of current portion	11,305	11,555
Other long-term liabilities[1]	109,782	112,797
Total liabilities	989,122	1,204,353
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of April 2, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 189,246 shares issued and 174,902 shares outstanding as of April 2, 2023; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023	175	174
Additional paid-in capital	2,839,233	2,855,930
Accumulated deficit	(2,116,859)	(2,066,175)
Accumulated other comprehensive income	11,573	11,568
Treasury stock, at cost: 14,345 shares of common stock as of April 2, 2023; 14,018 shares of common stock as of January 1, 2023	(231,717)	(226,646)
Total stockholders' equity	502,405	574,851
Noncontrolling interests in subsidiaries	884	803
Total equity	503,289	575,654
Total liabilities and equity	$1,492,411	$1,780,007

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” and “other long-term liabilities,” financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 7, Note 8, and Note 10).

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

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Total revenues[1]	$440,878	$350,277
Total cost of revenues	376,767	277,968
Gross profit	64,111	72,309
Operating expenses:
Research and development[1]	7,247	5,010
Sales, general, and administrative[1]	90,881	76,996
Restructuring charges (credits)	—	627
(Income) expense from transition services agreement, net[1]	(224)	266
Total operating expenses	97,904	82,899
Operating (loss) income	(33,793)	(10,590)
Other (expense) income, net:
Interest income	831	42
Interest expense[1]	(5,678)	(5,044)
Other, net	(10,983)	1,444
Other (expense) income, net	(15,830)	(3,558)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(49,623)	(14,148)
(Provision for) benefits from income taxes	(1,227)	11,643
Equity in earnings (losses) of unconsolidated investees	247	—
Net (loss) income from continuing operations	(50,603)	(2,505)
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees[1]	—	(26,298)
Benefits from (provision for) income taxes from discontinued operations	—	343
Net (loss) income from discontinued operations	—	(25,955)
Net (loss) income	(50,603)	(28,460)
Net (income) loss from continuing operations attributable to noncontrolling interests	(81)	339
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	250
Net (income) loss attributable to noncontrolling interests	(81)	589
Net (loss) income from continuing operations attributable to stockholders	(50,684)	(2,166)
Net (loss) income from discontinued operations attributable to stockholders	—	(25,705)
Net (loss) income attributable to stockholders	$(50,684)	$(27,871)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.29)	$(0.01)
Discontinued operations	$—	$(0.15)
Net (loss) income per share – basic and diluted	$(0.29)	$(0.16)

Weighted-average shares:
Basic	174,528	173,376
Diluted	174,528	173,376

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (income) expense from transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 2, Note 8, and Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net (loss) income	$(50,603)	$(28,460)
Components of other comprehensive income (loss):
Translation adjustment	5	2
Total other comprehensive income (loss)	5	2
Total comprehensive (loss) income	(50,598)	(28,458)
Comprehensive (income) loss attributable to noncontrolling interests	(81)	589
Comprehensive (loss) income attributable to stockholders	$(50,679)	$(27,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 1, 2023	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654
Net (loss) income	—	—	—	—	—	(50,684)	(50,684)	81	(50,603)
Other comprehensive income	—	—	—	—	5	—	5	—	5
Issuance of restricted stock to employees, net of cancellations	959	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,877	—	—	—	6,877	—	6,877
Purchases of treasury stock	(327)	—	—	(5,071)	—	—	(5,071)	—	(5,071)
Net working capital settlement related to the sale of our C&I Solutions business, net of taxes of $0.3 million	—	—	(23,574)	—	—	—	(23,574)	—	(23,574)
Balances at April 2, 2023	174,901	$175	$2,839,233	$(231,717)	$11,573	$(2,116,859)	$502,405	$884	$503,289

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net (loss) income	—	—	—	—	—	(27,871)	(27,871)	(589)	(28,460)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,150,083)	$358,615	$1,046	$359,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net (loss) income	$(50,603)	$(28,460)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization (excluding amortization of cloud computing arrangements)	9,989	4,170
Amortization of cloud computing arrangements	1,673	495
Stock-based compensation	6,877	5,427
Non-cash interest expense	617	726
Equity in (earnings) losses of unconsolidated investees	(247)	—
Loss (gain) on equity investments	10,805	(1,315)
Unrealized loss (gain) on derivatives	3,334	—
Dividend from equity method investees	371	—
Deferred income taxes	(815)	(13,750)
Other, net	91	845
Changes in operating assets and liabilities:
Accounts receivable	(19,745)	(12,354)
Contract assets	(7,918)	(6,519)
Inventories	(65,032)	(35,081)
Project assets	—	2,892
Prepaid expenses and other assets	(12,199)	(86,502)
Operating lease right-of-use assets	2,710	2,415
Advances to suppliers	(3,198)	(2,222)
Accounts payable and other accrued liabilities	(26,557)	41,444
Contract liabilities	16,830	22,066
Operating lease liabilities	(2,063)	(3,027)
Net cash (used in) provided by operating activities	(135,080)	(108,750)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,943)	(8,636)
Investment in software development costs	(891)	(1,521)
Cash paid for equity investments under the Dealer Accelerator Program and other	—	(7,000)
Proceeds from sale of equity investment	121,675	149,830
Cash paid for investments in unconsolidated investees	(1,454)	(154)
Dividend from equity method investee	149	—
Net cash provided by (used in) investing activities	107,536	132,519
Cash flows from financing activities:
Proceeds from bank loans and other debt	245,764	21,458
Repayment of bank loans and other debt	(48,146)	(23,944)
Repayment of convertible debt	(424,991)	—
Payments for financing leases	(775)	—
Purchases of stock for tax withholding obligations on vested restricted stock	(5,070)	(7,332)
Net cash (used in) provided by financing activities	(233,218)	(9,818)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(260,762)	13,951
Cash, cash equivalents, and restricted cash, beginning of period	402,032	148,613
Cash, cash equivalents, and restricted cash, end of period	$141,270	$162,564

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$116,478	$142,250
Restricted cash and cash equivalents, current portion	9,634	681
Restricted cash and cash equivalents, net of current portion	15,158	12,857
Cash, cash equivalents, and restricted cash from discontinued operations	—	6,776
Total cash, cash equivalents, and restricted cash	$141,270	$162,564

Supplemental disclosure of cash flow information:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$3,505	$922
Right-of-use assets obtained in exchange for lease obligations	$2,086	$877
Net working capital settlement related to C&I Solutions sale	$23,880	$—
Cash paid for interest	$11,969	$9,874
Cash paid for income taxes	$184	$250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in North America. Through a multi-channel strategy of distributed dealer network, SunPower direct sales channel, and new home builder partnerships, we provide customers control over electricity consumption, resiliency during power outages, and cost savings, while also reducing carbon emissions and contributing to a more sustainable grid.

SunPower was a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings France SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of all of the shares of SunPower common stock (see Note 2. Transactions with Total and TotalEnergies SE).

Liquidity

We currently anticipate that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 1, 2023 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 1, 2023. The operating results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2023, and prior fiscal year, fiscal 2022, are 52-week fiscal years. The first quarter of fiscal 2023 ended on April 2, 2023, while the first quarter of fiscal 2022 ended on April 3, 2022.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities reported in these condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. Our actual financial results could materially differ from those estimates. Significant estimates in these condensed consolidated financial statements include revenue recognition, specifically nature and timing of satisfaction of performance obligations, standalone selling price of performance obligations, and variable consideration; credit losses, including estimating macroeconomic factors affecting historical recovery rate of receivables; inventory write-downs; long-lived assets and goodwill impairment, specifically estimates for valuation assumptions including discount rates and future cash flows; fair value of investments, including equity investments for which we apply the fair value option and other financial instruments; actuarial estimates related to our self-insured health benefits; valuation of goodwill and intangible assets acquired in a business combination; valuation of contingent consideration in a business combination; valuation of contingencies such as warranty and litigation; the incremental borrowing rate used in discounting of lease liabilities; the fair value of indemnities provided to customers and other parties; and income taxes and tax valuation allowances.

Segment Information

We operate in a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

Summary of Selected Significant Accounting Policies

The following significant accounting policies are updates to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for the full list of our significant accounting policies. There have been no material changes to our significant accounting policies disclosed in the Form 10-K.

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

As of April 2, 2023, ownership of our outstanding common stock by TotalEnergies SE and its affiliates, and GIP Sol, was 50.3%.

Sale of C&I Solutions Business

On May 31, 2022, pursuant to the terms of the Definitive Agreement we signed with TotalEnergies Renewables on February 6, 2022, TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the Closing Statement. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement. As set forth in the Definitive Agreement, we appointed an independent accountant to adjudicate the amount owed under the Closing Statement. On April 12, 2023, the independent accountant issued its final and binding determination with respect to the disputed items and an additional $23.9 million was deemed in favor of TotalEnergies Renewables. We have recorded a payable of $30.9 million in our condensed consolidated balance sheets as of April 2, 2023, and such amount was paid on April 19, 2023.

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

4.00% Debentures Due 2023

In December 2015, we issued $425.0 million in principal amount of our 4.00% debentures due 2023. An aggregate principal amount of $100.0 million of the 4.00% debentures due 2023 was acquired by Total. On January 17, 2023, we repaid the outstanding principal amount of $425.0 million of our 4.00% debentures due 2023, $100.0 million of which was held by TotalEnergies, as well as the remaining interest on the 4.00% debentures due 2023 of $8.5 million which was payable upon maturity.

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	April 2, 2023	January 1, 2023
Accounts receivable	$489	$489
Prepaid expenses and other current assets	2,756	2,898
Other long-term assets	505	1,284
Accrued liabilities	31,055	8,033

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Other income:
(Income) expense from transition services agreement, net	$(249)	$—
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	171	1,000
Included within discontinued operations:
Total revenues	—	2,487
Total cost of revenues	—	4,768

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Solar power systems sales	$346,549	$271,644
Component sales	86,531	59,877
Light commercial sales	552	14,196
Services and other	7,246	4,560
Total revenues	$440,878	$350,277

We recognize revenue from contracts with customers when we have completed our performance obligations under an identified contract. The revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the goods and services transferred.

Contract Assets and Liabilities

Contract assets represent accounts receivable unbilled for transactions where revenue has been recognized in advance of billing the customer. Revenue may be recognized in advance of billing the customer, resulting in an amount recorded to “contract assets” or “accounts receivable, net” depending on the expected timing of payment for such unbilled accounts receivable. Once we have an unconditional right to consideration, we typically bill our customer and reclassify the “contract assets” to “accounts receivable, net.” Contract liabilities consist of deferred revenue and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	April 2, 2023	January 1, 2023
Contract assets	$58,919	$51,001
Contract liabilities	$172,594	$155,764

During the three months ended April 2, 2023, we recognized revenue of $72.8 million that was included in contract liabilities as of January 1, 2023. During the three months ended April 3, 2022, we recognized revenue of $34.3 million that was included in contract liabilities as of January 2, 2022.

As of April 2, 2023, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $806.1 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	April 2, 2023	January 1, 2023
Accounts receivable, gross	$208,136	$189,636
Less: allowance for credit losses	(13,596)	(14,750)
Less: allowance for sales returns	(309)	(309)
Accounts receivable, net	$194,231	$174,577

Allowance for Credit Losses

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Balance at beginning of period	$14,750	$14,375
Provision for credit losses	442	1,300
Write-offs	(1,596)	(494)
Balance at end of period	$13,596	$15,181

Inventories

	As of
(In thousands)	April 2, 2023	January 1, 2023
Photo-voltaic modules	$206,083	$156,292
Microinverters	65,388	46,088
Energy Storage Systems	59,996	63,327
Other solar power system component materials	50,380	51,108
Inventories[1]	$381,847	$316,815

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	April 2, 2023	January 1, 2023
Deferred project costs	$121,220	$126,896
Deferred costs for solar power systems	53,708	34,124
Related-party receivables	5,018	3,959
Derivative assets	1,384	—
Other	31,640	32,781
Prepaid expenses and other current assets	$212,970	$197,760

Property, Plant and Equipment, Net

	As of
(In thousands)	April 2, 2023	January 1, 2023
Testing equipment and tools	$1,507	$1,157
Leasehold improvements	14,342	14,342
Solar power systems	10,701	10,271
Computer equipment	15,410	14,411
Internal-use software	75,784	70,621
Furniture and fixtures	8,092	8,088
Transportation equipment	4,451	3,941
Vehicle finance leases	14,744	12,316
Work-in-progress	10,769	5,958
Property, plant and equipment, gross	155,800	141,105
Less: accumulated depreciation and impairment	(73,683)	(66,583)
Property, plant, and equipment, net[1]	$82,117	$74,522

1 Property, plant, and equipment is predominantly located in the U.S.

Other Long-term Assets

	As of
(In thousands)	April 2, 2023	January 1, 2023
Equity investments without readily determinable fair value	$31,456	$31,751
Equity investments with fair value option (“FVO”)	19,800	18,346
Cloud computing arrangements implementation costs, net of current portion[1]	7,306	9,179
Deposits with related parties	6,550	7,329
Retail installment contract receivables, net of current portion[2,3]	94,254	98,001
Long-term deferred project costs	3,018	3,110
Derivative assets	—	2,293
Debt issuance costs	—	3,556
Other	20,631	19,020
Other long-term assets	$183,015	$192,585

1As of April 2, 2023 and January 1, 2023, we recorded $1.7 million and $5.1 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs.

2 Our long-term retail installment contract receivables are presented net of the significant financing component of $22.2 million and $22.5 million, and allowance for credit losses of $0.5 million and $0.4 million as of April 2, 2023 and January 1, 2023, respectively.

3 We are exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts. As of April 2, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of April 2, 2023, our portfolio has not experienced any customer defaults.

Accrued Liabilities

	As of
(In thousands)	April 2, 2023	January 1, 2023
Employee compensation and employee benefits	$30,467	$36,452
Interest payable	351	8,549
Short-term warranty reserves	51,509	43,174
Legal expenses	3,498	2,830
Taxes payable	7,630	8,167
Payable to related parties[1]	38,888	18,244
Short-term finance lease liabilities	3,422	2,949
Derivative liabilities	2,425	—
Other	26,020	24,864
Accrued liabilities	$164,210	$145,229

1 Includes $30.9 million payable to Total recorded as of April 2, 2023, in connection with the sale of our C&I Solutions business based on the closing date working capital as determined on April 12, 2023 by an independent accountant as set forth in the Definitive Agreement. Refer to Note 2. Transactions With Total and TotalEnergies SE for more details.

Other Long-term Liabilities

	As of
(In thousands)	April 2, 2023	January 1, 2023
Deferred revenue	$34,749	$35,864
Long-term warranty reserves	32,823	35,706
Unrecognized tax benefits	12,699	12,295
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	9,050	7,878
Other	19,003	19,596
Other long-term liabilities	$109,782	$112,797

Accumulated Other Comprehensive Income

	As of
(In thousands)	April 2, 2023	January 1, 2023
Cumulative translation adjustment	$9,581	$9,576
Net gain on long-term pension liability obligation	1,992	1,992
Accumulated other comprehensive income	$11,573	$11,568

Note 5. GOODWILL AND INTANGIBLE ASSETS

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

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting unit to the book value (including goodwill). We have the option to perform a qualitative assessment of goodwill prior to completing a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. After assessing the totality of events and circumstances, we concluded that as of October 2, 2022, the date our last qualitative test was performed, it was more likely than not that the fair value of our reporting unit with goodwill was greater than the book value and, therefore, that there is no goodwill impairment.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of April 2, 2023:
Developed technology	$3,700	$(1,850)	$1,850
Brand	15,800	(5,925)	9,875
Non-compete agreements	3,400	(1,700)	1,700
Software development costs	10,082	(1,072)	9,010
Total	$32,982	$(10,547)	$22,435

As of January 1, 2023:
Developed technology	$3,700	$(1,542)	$2,158
Brand	15,800	(4,937)	10,863
Non-compete agreements	3,400	(1,417)	1,983
Software development costs	9,250	(62)	9,188
Total	$32,150	$(7,958)	$24,192

Aggregate amortization expense for intangible assets was $2.6 million for the three months ended April 2, 2023, and $1.6 million for the three months ended April 3, 2022, respectively. No impairment loss was recorded for intangible assets for the three months ended April 2, 2023 and April 3, 2022.

As of April 2, 2023, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next three fiscal years was as follows, through the end of the useful life of all intangible assets:

Expected Amortization Expense
Fiscal Year	(In thousands)
2023 (remaining nine months)	$9,544
2024	9,618
2025	3,273
Total	$22,435

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of April 2, 2023 and January 1, 2023.

	April 2, 2023				January 1, 2023
(In thousands)	Total Fair Value	Level 3	Level 2	Level 1	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$40,000	$—	$—	$40,000	$297,474	$—	$—	$297,474
Prepaid expenses and other current assets:
Interest rate swaps	1,384	—	1,384	—	—	—	—	—
Other long-term assets:
Equity investments with FVO	19,800	19,800	—	—	18,346	18,346	—	—
Equity investments with readily determinable fair value	—	—	—	—	132,480	—	—	132,480
Interest rate swaps	—	—	—	—	2,293	—	2,293	—
Total assets	$61,184	$19,800	$1,384	$40,000	$450,593	$18,346	$2,293	$429,954
Liabilities
Accrued liabilities:
Interest rate swaps	$2,425	$—	$2,425	$—	$—	$—	$—	$—
Total liabilities	$2,425	$—	$2,425	$—	$—	$—	$—	$—

Money market funds

During fiscal 2022, we entered into investments in money market funds with Bank of America. As of April 2, 2023, we recorded an amount of $40.0 million within “cash and cash equivalents” in our consolidated balance sheets for our investments held in the money market funds. The money market funds are classified within Level 1 in the fair value hierarchy as we value the funds using observable inputs that reflect quoted prices for securities with identical characteristics.

Equity investments with fair value option (“FVO”)

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC (“SunStrong”), Dorado Development Partners, LLC (“Dorado DevCo”), and SunStrong Partners, LLC (“SunStrong Partners”) joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 8. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on an annual basis, during the third fiscal quarter, considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the three months ended April 2, 2023. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the three months ended April 2, 2023.

(In thousands)	Beginning balance as of January 1, 2023	Equity Distribution	Additional Investment	Other adjustment	Ending balance as of April 2, 2023
Equity investments with FVO	$18,346	$—	$1,454	$—	$19,800

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of April 2, 2023. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2023
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments with FVO	$19,800	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$19,800

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

On January 5, 2023, we sold our remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million, which was recorded within “other, net” in our condensed consolidated statement of operations for the three months ended April 2, 2023. During the three months ended April 3, 2022, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $149.8 million, and recorded a gain of $1.3 million.

Interest Rate Swaps

Credit Suisse Interest Rate Swap

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

As of April 2, 2023, we recorded derivative assets of $1.4 million, within “prepaid expenses and other current assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $70.0 million as of April 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and recorded a loss of $0.9 million within "interest expense" in our condensed consolidated statement of operations for the three months ended April 2, 2023.

Bank of America Interest Rate Swap

In the first quarter of fiscal 2023, we entered into interest rate swaps in our SunPower FinancialTM business with Bank of America, which converts the fixed rate loans entered into by SunPower Financial's customers to floating rates. The interest rate swaps were entered into to mitigate the interest rate volatility risks associated with the timing lag between when the customer enters into these fixed rate loans and when the loan is funded and sold to a third-party investor. The swaps terminate in September and November of 2023.

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

As of April 2, 2023, we recorded derivative liabilities of $2.4 million, within “accrued liabilities” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives had an aggregate notional value of $93.5 million as of April 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and record such changes within “total revenues” in our condensed consolidated statement of operations. We recorded a loss of $2.4 million for the three months ended April 2, 2023.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of April 2, 2023 was $106.0 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of April 2, 2023 was $80.4 million. The fair value was determined using a third-party investor determined formula that starts with initial investor pricing by product, adjusted to account for the fair value impact relating to any changes in market spreads based on Level 2 inputs for the relevant benchmark interest rate and credit spread, as reported by Bloomberg.

Note 7. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Operating lease expense	$3,621	$3,215
Finance lease expense:
Amortization expense	775	—
Interest expense on lease liabilities	189	—
Sublease income	(746)	(87)
Total	$3,839	$3,128

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,974	$3,740
Operating cash flows for finance leases	$189	$—
Financing cash flows for finance leases	$775	$—

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$2,086	$877
Finance leases	$2,435	$—

	As of
	April 2, 2023	January 1, 2023
Weighted-average remaining lease term (in years):
Operating leases	3.6	3.7
Finance leases	3.4	3.4
Weighted-average discount rate:
Operating leases	7.9%	8.0%
Finance leases	7.0%	7.0%

The future minimum lease payments to be paid under non-cancellable leases in effect as of April 2, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
As of April 2, 2023	(In thousands)
2023 (remaining nine months)	$11,038	$3,121
2024	12,654	4,027
2025	8,940	3,851
2026	7,468	2,404
2027	4,679	546
Thereafter	1,855	39
Total lease payments	46,634	13,988
Less: imputed interest	(6,683)	(1,516)
Total	$39,951	$12,472

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 2, 2023 are as follows:

(In thousands)	Fiscal 2023 (remaining nine months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$267,184	$184,926	$159,929	$778	$784	$3,745	$617,346

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreements with Maxeon Solar entered into on February 14, 2022 and December 31, 2022, as well as commitments to purchase Module-Level Power Electronics (“MLPEs”) supplied by one vendor. On April 5, 2023, we entered into a new Master Supply Agreement with Waaree Energies Ltd. for the purchase of various photo-voltaic modules and components to be used in our residential systems. The Master Supply Agreement will remain in effect until December 31, 2024.

We review the terms of all our long-term supply agreements annually and assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Balance at the beginning of the period	$78,880	$80,282
Accruals for warranties issued during the period	10,328	256
Settlements and adjustments during the period	(4,875)	(2,042)
Balance at the end of the period	$84,333	$78,496

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. During the three months ended April 2, 2023, we recorded an additional $6.8 million of warranty expenses related to our indemnifications with TotalEnergies Renewables.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.7 million and $12.3 million as of April 2, 2023 and January 1, 2023, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of April 2, 2023 and January 1, 2023, our provision was $5.4 million, primarily for tax-related indemnifications.

SunPower is party to various supply agreements with Hemlock Semiconductor Operations, LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, (collectively, the “Hemlock Agreements”), for the procurement of polysilicon. In connection with the Spin-Off of Maxeon Solar, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received the benefit of SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements, including all take-or-pay obligations (the “Back-to-Back Agreement”). As of January 1, 2023, Maxeon Solar's commitment under the Hemlock Agreement was finalized. As of April 2, 2023, there are no further payment obligations remaining under the Hemlock Agreements or the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-Off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $3.5 million as of April 2, 2023.

In addition, as of April 2, 2023, we have retained a total of $27.9 million of warranty reserves related to our indemnification with TotalEnergies Renewables in connection with the sale of our C&I Solutions business.

Legal Matters

We are party to various litigation matters and claims, including but not limited to intellectual property, environmental, and employment matters, that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Note 8. EQUITY INVESTMENTS

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

	As of
(In thousands)	April 2, 2023	January 1, 2023
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$—	$132,480
Total equity investments with readily determinable fair value	—	132,480
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	5,000
Equity method investments under the Dealer Accelerator Program	26,176	26,471
Other equity investments without readily determinable fair value	280	280
Total equity investments without readily determinable fair value	31,456	31,751
Equity investments with FVO:
SunStrong Capital Holdings, LLC	9,871	9,871
Dorado Development Partners, LLC	9,626	8,173
SunStrong Partners, LLC	302	302
Total equity investment with FVO	19,799	18,346
Total equity investments	$51,255	$182,577

Equity investments without readily determinable fair value

In February 2022, we made an equity investment in OhmConnect, Inc. (“OhmConnect”). We accounted for the investment as an equity investment without readily determinable fair value in accordance with the guidance in ASC 321, Investments - Equity Securities.

In fiscal 2022, we launched our Dealer Accelerator Program to help speed the adoption of renewable energy across the U.S. by making minority investments in solar dealers to advance their growth in coordination with the rapid growth of their direct business. As part of the program, dealers receive preferred access to SunPower solar, EV charging equipment, battery storage, and financial products offerings. In addition, we provide the dealers with enhanced lead generation and business strategy support.

During fiscal 2022, we entered into four equity investments as part of the Dealer Accelerator Program. The equity investments made were in Sea Bright Solar, Inc. of $2.0 million for an equity interest of 20.0%, Freedom Solar Holdings, LLC, of $9.4 million for an equity interest of 4.5%, EmPower CES, LLC of $6.0 million for an equity interest of 20.0% and Renova Energy Corp. of $8.5 million for an equity interest of 10.6%. All of these equity investments were accounted for as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.2 million during the three months ended April 2, 2023, as compared to no earnings or losses from equity method investments during the three months ended April 3, 2022. In addition, during the three months ended April 2, 2023, we received a dividend from one of our investees in the amount of $0.5 million.

Variable Interest Entities (“VIEs”)

A VIE is an entity that has either (i) insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) equity investors who lack the characteristics of a controlling financial interest.

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either unconsolidated VIEs or consolidated VIEs (refer to our Form 10-K for the fiscal year ended January 1, 2023 for further details on our various VIE arrangements).

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

With respect to our interest in Dorado DevCo, we determined there is not sufficient equity at risk in the joint venture, thus, we determined the joint venture is a VIE as considered under the guidance in ASC 810. Based on the assessment of the required criteria for consolidation, we determined that SunStrong, as the manager of Dorado DevCo, has the power to make decisions over activities that significantly affect Dorado DevCo and subsidiaries. We and Hannon Armstrong do not have the power to unilaterally make decisions that affect the performance of the investee, and we do not have kick-out rights to unilaterally buyout the other party's equity interests, while Hannon Armstrong has a right to purchase our equity interest of the investee. In addition, much of our exposure to absorb the losses of the VIE that could potentially be significant to the VIE, or the right to receive the economic interest from the VIE, is in our capacity as a developer and service provider, where we provide development services at market terms. Therefore, we concluded we are not the primary beneficiary of the investee, and we do not consolidate.

During the three months ended April 2, 2023, we made a $1.5 million capital contribution in the equity method investee. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

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

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Summarized statements of operations information:
Revenues	$38,973	$36,156
Net (loss) income	(1,810)	(974)
Net income (loss) attributable to parents	2,537	1,753

	As of
(In thousands)	April 2, 2023	January 1, 2023
Summarized balance sheet information:
Current assets	$91,007	$88,561
Long-term assets	1,793,244	1,823,437
Current liabilities	66,032	94,414
Long-term liabilities	1,361,904	1,378,462

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	April 2, 2023	January 1, 2023
Accounts receivable	$30,922	$33,864
Prepaid expenses and other current assets	4,239	3,959
Other long-term assets	6,549	6,549
Accounts payable	299	165
Accrued liabilities	178	97
Contract liabilities	93,792	63,504

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Revenues and fees received from investees for products/services	$85,291	$45,520

Consolidated VIEs

For Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $4.2 million and $4.3 million for the three months ended April 2, 2023 and April 3, 2022, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of April 2, 2023, we had $24.4 million of assets from the consolidated VIEs.

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	April 2, 2023				January 1, 2023
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% convertible debentures due 2023[3]	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Total recourse debt	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$69,298	$68,429	$—	$68,429	$71,577	$70,443	$—	$70,443
Revolver and Term Loan Facility	193,750	33,920	155,674	189,594	—	—	—	—
Other Debt	19,419	19,124	295	19,419	12,269	11,961	308	12,269
Total non-recourse debt	282,467	121,473	155,969	277,442	83,846	82,404	308	82,712
Total	$282,467	$121,473	$155,969	$277,442	$508,837	$507,323	$308	$507,631

1 Refers to the total carrying value of the outstanding debt arrangement.

2 The carrying value of all of our debt approximates the fair value, based on our intention to fully repay or transfer the obligations at their face values plus any applicable interest, and is categorized within Level 3 of the fair value hierarchy.

3 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of April 2, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2023 (remaining nine months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$92,154	$5,068	$5,071	$5,075	$175,079	$20	$282,467

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. The letter of credit issued under the facility is 50% cash secured, and we have entered into a security agreement with Bank of the West granting them a security interest in a cash collateral account established for this purpose.

As of April 2, 2023, letters of credit issued and outstanding under the Bank of the West facility totaled $24.3 million, which were collateralized with $12.5 million of restricted cash on the condensed consolidated balance sheets.

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

As of April 2, 2023, we had $69.3 million borrowings outstanding under the term loan facility, of which $8.2 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the condensed consolidated balance sheets as of April 2, 2023. All borrowings outstanding under the term loan facility have a weighted average interest rate of between 5.4% to 6.4%.

Revolver and Term Loan Facility with Bank of America and Bank of the West

On September 12, 2022, we entered into a Credit Agreement with BofA Securities, Inc. and Bank of the West, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender, and an L/C Issuer. The Credit Agreement consists of a revolving credit facility (the “Revolver”) and a term loan facility (“Term Loan Facility” and, together with the Revolver, the “Facilities”), each facility providing for an aggregate principal amount of $100 million. The Credit Agreement was amended on January 26, 2023, and provided for, among other things, an increase of the Revolver commitments by $100.0 million (the “Increased Revolving Commitments”), including CitiBank, N.A. and JP Morgan Chase Bank, N.A. as the 2023 Incremental Revolving Lenders’. The Increased Revolving Commitments are governed by the same terms and conditions applicable to the Revolver commitments under the Credit Agreement prior to the effectiveness of the Amendment. The Revolver and Term Loan Facility both mature on September 12, 2027.

The interest rate for borrowings under the Facilities is based on, at the Company's option, either (1) the highest of (a) the Federal Funds Rate plus 0.50%, and (b) Bank of America's “prime rate” and (c) SOFR plus a margin, or (2) SOFR plus a margin. A commitment fee of between 0.25% and 0.35%, depending on our Total Net Leverage Ratio, is payable quarterly on the undrawn portion of the Revolver.

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

As of April 2, 2023, we had borrowings of $98.8 million and $95.0 million under the Term Loan Facility and Revolver, respectively. The interest rate for the borrowings is SOFR plus a margin. In addition, as of April 2, 2023, we had no issued but undrawn letters of credit outstanding under the Facilities. The letters of credit have a maximum aggregate amount that can be issued of $50.0 million, which is included within the total principal amount of the Revolver facility.

Note 10. RELATED-PARTY TRANSACTIONS

In connection with the Spin-Off of Maxeon Solar, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement. On June 8, 2022, we entered into a First Amendment to the Cross License Agreement with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off.

The below table summarizes our transactions with Maxeon Solar for the three months ended April 2, 2023:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Purchases of photo-voltaic modules (recorded in cost of revenues)	$70,458	$72,459
Research and development expenses reimbursement received	464	9,474
Income (expense) from transition services agreement, net	(25)	(266)
Sublease income (recorded in sales, general, and administrative expense)	468	—

We had the following balances related to transactions with Maxeon Solar as of April 2, 2023:

	As of
(In thousands)	April 2, 2023	January 1, 2023
Prepaid and other current assets	$445	$607
Accrued liabilities	8,004	11,239
Accounts payable	42,431	38,486
Other long-term liabilities	1,458	1,458

Refer to Note 2. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 8. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 11. INCOME TAXES

In the three months ended April 2, 2023, our income tax provision of $1.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $49.6 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $11.6 million in the three months ended April 3, 2022 on a loss from continuing operations before income taxes of $14.1 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

During the three months ended April 2, 2023, in accordance with FASB guidance for interim reporting of income tax, our annual effective tax rate was computed based on year to date results. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarter.

Total liabilities associated with uncertain tax positions were $12.7 million and $12.3 million as of April 2, 2023 and January 1, 2023, respectively. The increase of $0.4 million was primarily due to foreign exchange rate change for non-U.S. liabilities, the accrual of additional state liabilities, and interest and penalties on existing reserves.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Joe Biden. The IRA includes, among other provisions, a 15% minimum tax based on “adjusted financial statement income” exceeding $1.0 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. We do not anticipate that these provisions of the IRA will have an impact on our business.

Note 12. NET (LOSS) INCOME PER SHARE

We calculate basic net (loss) income per share by dividing earnings allocated to common stockholders by the basic weighted-average number of common shares outstanding for the period.

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to stockholders:

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2023	April 3, 2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations[1]	$(50,684)	$(2,166)
Net (loss) income attributable to stockholders - discontinued operations	—	(25,705)
Net (loss) income attributable to stockholders	$(50,684)	$(27,871)
Denominator:
Basic weighted-average common shares	174,528	173,376

Basic and dilutive net (loss) income per share - continuing operations	$(0.29)	$(0.01)
Basic and dilutive net (loss) income per share - discontinued operations	—	(0.15)
Basic and dilutive net (loss) income per share	$(0.29)	$(0.16)

1 There was no add back of interest expense for the convertible debentures or effect of dilutive securities for the three months ended April 2, 2023 and April 3, 2022.
.
The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net income per share attributable to stockholders in the following periods:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Restricted stock units	2,808	3,035
4.00% debentures due 2023	3,001	17,068

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Cost of revenues	$1,249	$955
Research and development	528	569
Sales, general, and administrative	5,100	3,877
Total stock-based compensation expense	$6,877	$5,401

Note 14. SUBSEQUENT EVENTS

In April 2023, to support the expansion of our residential solar and storage loan funding capacity, we entered into a series of agreements to sell solar loan receivables to a special-purpose entity within our existing joint venture, SunStrong. Under the agreements, we have secured financing commitments to fund more than $450.0 million for our residential solar and storage loan program from Hannon Armstrong and Credit Agricole Corporate & Investment Bank (“CIB”). Hannon Armstrong and CIB will provide funding to a SunStrong-owned special-purpose vehicle for the purpose of acquiring loans entered into by SunPower Financial's customers.

In May 2023, to further support the expansion of our residential solar and storage loan funding capacity, we also entered into a series of agreements to sell solar loan receivables to a newly created special-purpose trust beneficially owned by one or more affiliates of KKR Credit Advisors (US) LLC (“KKR Credit”). Under the agreements, we have secured financing commitments to fund up to $550.0 million for our residential solar and storage loan program over a 15-month term, with annual renewal options.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and availability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges,the impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in North America. Through a multi-channel strategy of distributed dealer network, SunPower direct sales channel, and new home builder partnerships, we provide customers control over electricity consumption, resiliency during power outages, and cost savings, while also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include: 1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower, 2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services, 3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth, 4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency, and 5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption.

We operate as a single operating segment, providing solar power systems and services to residential customers. While our chief executive officer, as the chief operating decision maker (“CODM”), reviews financial information by different functions and revenue streams, he considers the business on a consolidated basis for purposes of allocating resources and reviewing overall business performance.

For more information about our business, please refer to the section titled “Part I. Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Key Developments

Sale of C&I Solutions Business

On May 31, 2022, pursuant to the terms of the Definitive Agreement we signed with TotalEnergies Renewables on February 6, 2022, TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the Closing Statement. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement. As set forth in the Definitive Agreement, we appointed an independent accountant to adjudicate the amount owed under the Closing Statement. On April 12, 2023, the independent accountant issued its final and binding determination with respect to the disputed items and an additional $23.9 million was deemed in favor of TotalEnergies Renewables. We have recorded a payable of $30.9 million in our condensed consolidated balance sheets as of April 2, 2023 and such amount was paid on April 19, 2023.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	April 2, 2023		April 3, 2022
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$440,878	100	$350,277	100
Total cost of revenues	376,767	85	277,968	79
Gross profit	64,111	15	72,309	21
Research and development	7,247	2	5,010	2
Sales, general, and administrative	90,881	21	76,996	22
Restructuring charges (credits)	—	—	627	—
(Income) expense from transition services agreement, net	(224)	—	266	—
Operating (loss) income	(33,793)	(8)	(10,590)	(3)
Other (expense) income, net	(15,830)	(4)	(3,558)	(1)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(49,623)	(12)	(14,148)	(4)
(Provision for) benefits from income taxes	(1,227)	—	11,643	3
Equity in earnings (losses) of unconsolidated investees	247	—	—	—
Net (loss) income from continuing operations	(50,603)	(12)	(2,505)	(1)
Net (income) loss from continuing operations attributable to noncontrolling interests	(81)	—	339	—
Net (loss) income from continuing operations attributable to stockholders	$(50,684)	(12)	$(2,166)	(1)

Total Revenues

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Total revenues	$440,878	$350,277	26%
Our total revenues during the three months ended April 2, 2023 increased by 26% as compared to the three months ended April 3, 2022, primarily due to higher volume in our SunPower Direct and non-installing dealer channels driven by strong momentum and bookings during the first quarter of fiscal 2023 prior to the transition to a new net energy metering program (“NEM 3.0”) in California in April 2023, partially offset by a reduction in revenue from delayed installations of solar power systems in California due to severe weather and the continued wind-down of our Light Commercial business both during fiscal 2023.

One customer accounted for approximately 13% and 10% of total revenues for the three months ended April 2, 2023 and April 3, 2022, respectively, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Cost of Revenues
Total cost of revenues	$376,767	$277,968	36%

Gross Margin
Total gross margin	15%	21%	(6)%

Our total cost of revenues increased by 36% during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, as a result of revenue growth in Blue Raven and our other sales channels, increasing material and labor costs that occurred during the second and third quarters of fiscal 2022 and had a continued effect during the first quarter of fiscal 2023, as well as additional warranty expenses in fiscal 2023 related to our indemnifications with TotalEnergies Renewables for projects sold as part of our C&I Solutions business.

Our gross margin decreased by 6 percentage points during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to additional warranty expenses related to our indemnifications with TotalEnergies Renewables for projects sold as part of our C&I Solutions business, as well as a reduction in revenue from delayed installations of solar power systems in California due to severe weather and the continued wind-down of our Light Commercial business during fiscal 2023.

Research and Development (“R&D”)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
R&D	$7,247	$5,010	45%
As a percentage of revenues	2%	2%

R&D expense increased by $2.2 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to higher labor and personnel-related costs from continued increase in headcount to support our business growth strategy and ongoing projects during the first quarter of fiscal 2023.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
SG&A	$90,881	$76,996	18%
As a percentage of revenues	21%	22%

SG&A expenses increased by $13.9 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to increased strategic hiring across digital and business functions to support our growth strategy, increased commissions and fees aligned with increased revenue, as well as increased depreciation for new purchases of property, plant, and equipment.

(Income) expense from transition services agreement, net

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
(Income) expense from transition services agreement, net	$(224)	$266	(184)%
As a percentage of revenues	—%	—%

Income from transition services agreement, net was higher by $0.5 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to additional transition services provided to Total that began during the third quarter of fiscal 2022 in connection with the sale of the C&I Solutions business.

Other (Expense) Income, Net

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Interest income	$831	$42	1879%
Interest expense	(5,678)	(5,044)	13%
Other (expense) income:
Other, net	(10,983)	1,444	861%
Other (expense) income, net	$(15,830)	$(3,558)	(345)%
As a percentage of revenues	(4)%	(1)%

Interest income increased by $0.8 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to interest earned from our money market fund investments.

Interest expense increased by $0.6 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to the draw down of our new revolver and term loan facility during fiscal 2023, partially offset by the repayment of our 2023 convertible debentures in January 2023.

Other expense increased by $12.4 million in the three months ended April 2, 2023 as compared to the three months ended April 3, 2022, primarily due to a loss of $10.8 million on our equity investment with readily determinable fair value in the three months ended April 2, 2023, as compared to a gain of $1.3 million in the three months ended April 3, 2022.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
(Provision for) benefits from income taxes	$(1,227)	$11,643	(111)%
As a percentage of revenues	—%	3%

In the three months ended April 2, 2023, our income tax provision of $1.2 million on a loss from continuing operations before income taxes of $49.6 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $11.6 million in the three months ended April 3, 2022 on a loss from continuing operations before income taxes of $14.1 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

As of the end of the first quarter of fiscal 2023, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Equity in earnings (losses) of unconsolidated investees

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Equity in earnings (losses) of unconsolidated investees	$247	$—	—%
As a percentage of revenues	—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $0.2 million for the three months ended April 2, 2023, primarily due to earnings recorded from our equity method investees during fiscal 2023, which we did not have during the first quarter of fiscal 2022.

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Net (income) loss attributable to noncontrolling interests	$(81)	$339	(124)%

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

The net income attributable to noncontrolling interests increased by $0.4 million and for the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to higher volume of sale of safe harbor panels by Solar Sail, and lower allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended April 2, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Net cash (used in) provided by operating activities	$(135,080)	$(108,750)
Net cash provided by (used in) investing activities	$107,536	$132,519
Net cash (used in) provided by financing activities	$(233,218)	$(9,818)

Operating Activities

The $26.3 million increase in cash used in operations in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022, was primarily due to changes in operating assets and liabilities. Cash used in operations increased year over year due to higher accounts receivable, inventories, and net payment for accounts payable and other accrued liabilities, partially offset by lower prepaid expenses and other current assets.

Investing Activities

The $25.0 million decrease in net cash provided by investing activities in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022 primarily resulted from lower proceeds from the sale of our equity investments in Enphase in fiscal 2023 as compared to fiscal 2022, partially offset by higher purchases of property, plant, and equipment in fiscal 2023.

Financing Activities

The $223.4 million increase in net cash used in financing activities in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022 primarily resulted from repayment of our convertible debt in fiscal 2023, partially offset by higher net proceeds from bank loans and other debt than in the three months ended April 3, 2022.

Capital Resources

As of April 2, 2023, we had unrestricted cash and cash equivalents of $116.5 million as compared to $377.0 million as of January 1, 2023. These cash balances were held primarily in the United States; however, we had approximately $1.4 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

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

We currently anticipate that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements-Note 9. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of April 2, 2023:

		Payments Due by Fiscal Period
(In thousands)	Total	2023	2024-2025	2026-2027	Beyond 2027
Other debt, including interest[1]	$285,433	$95,084	$10,164	$180,164	$21
Operating lease commitments[2]	46,634	11,038	21,594	12,147	1,855
Supply agreement commitments and other[3]	617,346	267,184	344,855	1,562	3,745
Total	$949,413	$373,306	$376,613	$193,873	$5,621

1 Other debt, including interest, primarily relates to our non-recourse financing and other debt arrangements as described in Note 9. Debt and Credit Sources.

2 Operating lease commitments primarily relate to various facility lease agreements including leases entered into that have not yet commenced.

3 Supply agreement commitments and other primarily relate to arrangements entered into with several suppliers, including Maxeon Solar, for purchase of photovoltaic solar modules, as well as with a supplier for module-level power electronics and alternating current cables. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods of two years and five years, respectively, and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event we terminate these arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of April 2, 2023 and January 1, 2023, total liabilities associated with uncertain tax positions were $12.7 million and $12.3 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting SunPower, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, except as disclosed below.

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, advances to suppliers, and our interest rate swaps. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments and interest rate swap contracts. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We are also exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts. These retail installment contracts have a typical term of 20 - 25 years and require customers to make monthly payments. As of April 2, 2023 and January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 and 740, respectively, which are each generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, existing and future customers’ credit profiles may decline due to economic headwinds. Our retail installment contract portfolio has not experienced any customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk from our financing receivables based on the fixed rate of interest as established by the underlying contract between us and the customer. This risk is significant to our business because our financing model is sensitive to interest rate fluctuations.

As of April 2, 2023, our retail installment contract receivables had a fair value of $80.4 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $3.6 million and $3.4 million, respectively.

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

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our non-recourse floating rate debt and fixed rate loans entered into by customers. As of April 2, 2023, we had interest rate swap derivatives not designated as hedges with aggregate notional value of $163.5 million.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 2, 2023 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under “Item 1. Financial Statements—Note 7. Commitments and Contingencies—Legal Matters” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 2, 2023 through January 29, 2023	13,088	$16.74	—	—
January 30, 2023 through February 26, 2023	22,921	$17.51	—	—
February 27, 2023 through April 2, 2023	290,752	$15.31	—	—
	326,761		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 5: OTHER INFORMATION

Information concerning certain limited activities related to Iran

On March 24, 2023, our affiliate TotalEnergies SE included information in its Annual Report on Form 20-F for the fiscal year ended December 31, 2022 regarding certain activities requiring disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The relevant disclosures were reproduced in Part I, Item 1 of the Company’s Form 10-K for the fiscal year ended January 1, 2023 filed with the SEC on March 10, 2023. The Company has requested that TotalEnergies SE notify the Company if, during the quarter ended April 2, 2023, TotalEnergies SE knowingly engaged in certain activities relating to Iran as set forth in Section 13(r) of the Exchange Act. TotalEnergies SE has notified the Company that, as a foreign private issuer, TotalEnergies SE is not required to assess such information on a quarterly basis and that it has not maintained any operational activity in Iran since November 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018.

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

10.2
Amendment No. 1 to Master Supply Agreement, dated as of December 31, 2022, between the Company and Maxeon (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023).

10.3
Master Supply Agreement, dated as of December 31, 2022, between the Company and Maxeon (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023).

10.4
SunPower Corporation 2023 Management Career Transition Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2023).

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

SUNPOWER CORPORATION

Dated:	May 3, 2023	By:	/S/ GUTHRIE DUNDAS

Guthrie Dundas
Interim Chief Financial Officer