Form 10-Q
period 2023-07-02
SUNPOWER CORP
filed 2023-08-02
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

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

The total number of outstanding shares of the registrant’s common stock as of July 28, 2023 was 175,191,707.

SunPower Corporation
Form 10-Q for the quarterly period ended July 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	July 2, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$114,104	$377,026
Restricted cash and cash equivalents, current portion	1,233	9,855
Short-term investments	—	132,480
Accounts receivable, net[1]	214,378	174,577
Contract assets	49,357	50,692
Loan receivables held for sale, net	12,917	—
Inventories	424,040	316,815
Advances to suppliers, current portion	1,895	9,309
Prepaid expenses and other current assets[1]	228,283	197,760
Total current assets	1,046,207	1,268,514

Restricted cash and cash equivalents, net of current portion	15,937	15,151
Property, plant and equipment, net	95,715	74,522
Operating lease right-of-use assets	35,219	36,926
Solar power systems leased, net	39,767	41,779
Goodwill	126,338	126,338
Other intangible assets, net	20,682	24,192
Other long-term assets[1]	193,912	192,585
Total assets	$1,573,777	$1,780,007

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$229,008	$242,229
Accrued liabilities[1]	131,694	145,229
Operating lease liabilities, current portion	11,501	11,356
Contract liabilities, current portion[1]	223,302	144,209
Short-term debt	42,285	82,404
Convertible debt, current portion[1]	—	424,919
Total current liabilities	637,790	1,050,346

Long-term debt	305,709	308
Operating lease liabilities, net of current portion	26,873	29,347
Contract liabilities, net of current portion	11,024	11,555
Other long-term liabilities[1]	114,705	112,797
Total liabilities	1,096,101	1,204,353
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of July 2, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 189,644 shares issued and 175,173 shares outstanding as of July 2, 2023; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023	175	174
Additional paid-in capital	2,847,884	2,855,930
Accumulated deficit	(2,149,927)	(2,066,175)
Accumulated other comprehensive income	11,586	11,568
Treasury stock, at cost: 14,471 shares of common stock as of July 2, 2023; 14,018 shares of common stock as of January 1, 2023	(232,940)	(226,646)
Total stockholders' equity	476,778	574,851
Noncontrolling interests in subsidiaries	898	803
Total equity	477,676	575,654
Total liabilities and equity	$1,573,777	$1,780,007

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” and “other long-term liabilities” financial statement line items on our condensed consolidated balance sheets (see Note 2, Note 8, Note 9, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Total revenues[1]	$463,851	$417,772	$904,729	$768,049
Total cost of revenues	399,724	336,273	769,667	614,241
Gross profit	64,127	81,499	135,062	153,808
Operating expenses:
Research and development[1]	6,508	7,405	13,755	12,415
Sales, general, and administrative[1]	82,709	93,043	173,054	170,039
Restructuring charges (credits)	—	(494)	—	133
Expense (income) from transition services agreement, net[1]	84	(494)	(140)	(228)
Total operating expenses	89,301	99,460	186,669	182,359
Operating (loss) income	(25,174)	(17,961)	(51,607)	(28,551)
Other (expense) income, net:
Interest income	329	92	1,160	134
Interest expense[1]	(5,786)	(5,964)	(11,464)	(11,008)
Other, net	289	(14,652)	(10,694)	(13,208)
Other (expense) income, net	(5,168)	(20,524)	(20,998)	(24,082)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(30,342)	(38,485)	(72,605)	(52,633)
(Provision for) benefits from income taxes	(227)	(3,226)	(1,454)	8,417
Equity in earnings (losses) of unconsolidated investees	311	—	558	—
Net (loss) income from continuing operations	(30,258)	(41,711)	(73,501)	(44,216)
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees[1]	(2,796)	(20,857)	(10,156)	(47,155)
Benefits from (provision for) income taxes from discontinued operations	—	241	—	584
Net (loss) income from discontinued operations	(2,796)	(20,616)	(10,156)	(46,571)
Net (loss) income	(33,054)	(62,327)	(83,657)	(90,787)
Net (income) loss from continuing operations attributable to noncontrolling interests	(14)	(785)	(95)	(446)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—	—	250
Net (income) loss attributable to noncontrolling interests	(14)	(785)	(95)	(196)
Net (loss) income from continuing operations attributable to stockholders	(30,272)	(42,496)	(73,596)	(44,662)
Net (loss) income from discontinued operations attributable to stockholders	(2,796)	(20,616)	(10,156)	(46,321)
Net (loss) income attributable to stockholders	$(33,068)	$(63,112)	$(83,752)	$(90,983)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.17)	$(0.24)	$(0.42)	$(0.26)
Discontinued operations	$(0.02)	$(0.12)	$(0.06)	$(0.27)
Net (loss) income per share – basic and diluted	$(0.19)	$(0.36)	$(0.48)	$(0.53)

Weighted-average shares:
Basic	175,042	173,951	174,785	173,664
Diluted	175,042	173,951	174,785	173,664

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

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net (loss) income	$(33,054)	$(62,327)	$(83,657)	$(90,787)
Components of other comprehensive income (loss):
Translation adjustment	13	(31)	18	(29)
Total other comprehensive income (loss)	13	(31)	18	(29)
Total comprehensive (loss) income	(33,041)	(62,358)	(83,639)	(90,816)
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(785)	(95)	(196)
Comprehensive (loss) income attributable to stockholders	$(33,055)	$(63,143)	$(83,734)	$(91,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 1, 2023	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654
Net (loss) income	—	—	—	—	—	(50,684)	(50,684)	81	(50,603)
Other comprehensive income	—	—	—	—	5	—	5	—	5
Issuance of restricted stock to employees, net of cancellations	959	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,877	—	—	—	6,877	—	6,877
Purchases of treasury stock	(327)	—	—	(5,071)	—	—	(5,071)	—	(5,071)
Net working capital settlement related to the sale of our C&I Solutions business, net of taxes of $0.3 million	—	—	(23,574)	—	—	—	(23,574)	—	(23,574)
Balances at April 2, 2023	174,901	$175	$2,839,233	$(231,717)	$11,573	$(2,116,859)	$502,405	$884	$503,289
Net (loss) income	—	—	—	—	—	(33,068)	(33,068)	14	(33,054)
Other comprehensive income	—	—	—	—	13	—	13	—	13
Issuance of restricted stock to employees, net of cancellations	399	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,659	—	—	—	8,659	—	8,659
Purchases of treasury stock	(127)	—	—	(1,223)	—	—	(1,223)	—	(1,223)
Other adjustments	—	—	(8)	—	—	—	(8)	—	(8)
Balances at July 2, 2023	175,173	$175	$2,847,884	$(232,940)	$11,586	$(2,149,927)	$476,778	$898	$477,676

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Net (loss) income	—	—	—	—	—	(27,871)	(27,871)	(589)	(28,460)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,150,083)	$358,615	$1,046	$359,661
Net income (loss)	—	—	—	—	—	(63,112)	(63,112)	785	(62,327)
Other comprehensive income	—	—	—	—	(31)	—	(31)	—	(31)
Issuance of restricted stock to employees, net of cancellations	359	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,071	—	—	—	7,071	—	7,071
Purchases of treasury stock	(123)	—	—	(2,256)	—	—	(2,256)	—	(2,256)
Gain on sale of C&I Solutions business, net of tax	—	—	113,030	—	—	—	113,030	3,943	116,973
Balances at July 3, 2022	174,081	$174	$2,840,028	$(224,829)	$11,139	$(2,213,195)	$413,317	$5,774	$419,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net (loss) income	$(83,657)	$(90,787)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,224	15,155
Amortization of cloud computing arrangements	2,678	1,893
Stock-based compensation	15,536	12,499
Non-cash interest expense	1,163	1,559
Equity in (earnings) losses of unconsolidated investees	(558)	—
Loss (gain) on equity investments	10,805	13,940
Unrealized (gain) loss on derivatives	(294)	—
Dividend from equity method investee	596	—
Deferred income taxes	(532)	(11,196)
Loss (gain) on loan receivables held for sale	2,163	—
Other, net	575	949
Changes in operating assets and liabilities:
Accounts receivable	(40,380)	(37,939)
Contract assets	1,335	7,333
Inventories	(107,225)	(17,059)
Project assets	—	295
Loan receivables held for sale	(15,081)	—
Prepaid expenses and other assets	(24,841)	(169,798)
Operating lease right-of-use assets	5,516	5,432
Advances to suppliers	7,414	(2,072)
Accounts payable and other accrued liabilities	(25,213)	46,518
Contract liabilities	78,562	66,273
Operating lease liabilities	(6,134)	(7,572)
Net cash (used in) provided by operating activities	(152,348)	(164,577)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,283)	(21,583)
Investments in software development costs	(2,320)	(2,725)
Cash paid for working capital settlement related to C&I Solutions sale	(30,892)	—
Cash received from C&I Solutions sale, net of de-consolidated cash	—	146,303
Cash paid for equity investments under the Dealer Accelerator Program and other	(7,500)	(16,420)
Proceeds from sale of equity investment	121,675	149,830
Cash paid for investments in unconsolidated investees	(7,677)	(3,318)
Dividend from equity method investee, in excess of cumulative earnings	149	—
Net cash provided by (used in) investing activities	47,152	252,087
Cash flows from financing activities:
Proceeds from bank loans and other debt	439,101	100,276
Repayment of bank loans and other debt	(171,573)	(98,044)
Repayment of convertible debt	(424,991)	—
Payments for financing leases	(1,806)	(118)
Purchases of stock for tax withholding obligations on vested restricted stock	(6,293)	(9,588)
Net cash (used in) provided by financing activities	(165,562)	(7,474)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(270,758)	80,036
Cash, cash equivalents, and restricted cash, beginning of period	402,032	148,613
Cash, cash equivalents, and restricted cash, end of period	$131,274	$228,649

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$114,104	$206,355
Restricted cash and cash equivalents, current portion	1,233	1,024
Restricted cash and cash equivalents, net of current portion	15,937	21,270
Total cash, cash equivalents, and restricted cash	$131,274	$228,649

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$8,717	$4,635
Right-of-use assets obtained in exchange for lease obligations	3,809	1,526
Net working capital settlement related to C&I Solutions sale	—	6,265
Supplemental cash flow disclosures:
Cash paid for interest	18,004	11,186
Cash paid for income taxes	1,236	2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SunPower Corporation (together with its subsidiaries, “SunPower,” the “Company,” “we,” “us,” or “our”) is a leading residential solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in North America. Through a multi-channel strategy of distributed dealer network, SunPower direct sales channel, and new home builder partnerships, we provide customers control over electricity consumption, resiliency during power outages, and cost savings, while also reducing carbon emissions and contributing to a more sustainable grid.

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

Liquidity

We currently anticipate that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to help ensure we can finance our future capital requirements.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 1, 2023 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K for the fiscal year ended January 1, 2023. The operating results for the three and six months ended July 2, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2023, and prior fiscal year, fiscal 2022, are 52-week fiscal years. The second quarter of fiscal 2023 ended on July 2, 2023, while the second quarter of fiscal 2022 ended on July 3, 2022.

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

Presentation and disclosure corrections

We determined that certain charges related to indemnifications on warranty obligations and legal costs we have retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables should have been classified as discontinued operations instead of continuing operations in the condensed consolidated statements of operations. For the three months ended April 2, 2023, warranty claims of $6.8 million, and legal costs of $0.5 million, previously included in the financial statement line items “total cost of revenues” and “sales, general, and administrative expense”, respectively, should be included in the line item “net (loss) income from discontinued operations.” Accordingly, the prior presentation for the three months ended April 2, 2023 has been corrected in the six months ended July 2, 2023. The correction has no effect on “net (loss) income attributable to stockholders,” the condensed consolidated balance sheets, the condensed consolidated statements of equity, or the condensed consolidated statements of cash flows.

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

Summary of Selected Significant Accounting Policies

The following significant accounting policies are updates to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for the full list of our significant accounting policies. There have been no material changes or updates to our significant accounting policies disclosed in the Form 10-K except as updated below.

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

Revenue is generally recognized at transaction price, net of costs of financing, or other consideration paid to the customers that is not in exchange for a distinct good or service. Also, our arrangements may contain clauses that can either increase or decrease the transaction price. Variable consideration is estimated at each measurement date at its most likely amount to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur and true-ups are applied prospectively as such estimates change.

We also provide solar power systems to our customers in the form of 20-year lease agreements which are entered into by the customer with our third-party leasing partners. These third-party leasing partners are special-purpose entities that we do not control or consolidate. We recognize revenue when the system is fully installed, when permit to operate is given by the local utility company, and the solar system has produced meterable quantities of electricity, as we deem our performance obligation under the contract to be complete at such time.

Transfers of financial assets

In April 2023, to support the expansion of our residential solar and storage loan funding capacity, we entered into a series of agreements to sell solar loan receivables to a special-purpose entity in our existing joint venture, SunStrong, with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI”). Under the agreements, we have secured financing commitments to fund more than $450.0 million for our residential solar and storage loan program, including a $300.0 million revolving credit facility from Credit Agricole Corporate & Investment Bank (“CA-CIB”). The CA-CIB credit revolver serves as a warehouse facility for SunStrong to temporarily finance solar assets prior to arranging long-term financings, such as asset-backed securities. The revolving warehouse facility will allow SunStrong to fund the acquisition of solar loans entered into by SunPower Financial's customers and issue asset-backed securities on an ongoing basis.

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

These agreements to sell solar loan receivables to third-parties are accounted for in accordance with ASC 860, Transfers and Servicing. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860 (see Note 9. Equity Investments for a discussion of our conclusion under ASC 810).

Under ASC 860, for our loan receivables that are held for sale and the transfer of the financial assets to be considered a sale, the asset must be legally isolated from the transferor and the transferee must have actual and effective control of the asset. When the sale criteria are met, we, as the transferor, derecognize the lower of cost or fair value of the financial asset transferred and recognize a net gain or loss on the sale based on the excess of the proceeds received (less any transaction costs) over the carrying value or fair value. We do not retain actual or effective control in the transferred loan receivables, and therefore, the transfers are accounted for as a sale with the gain or loss from the sales included in our condensed consolidated statements of operations. The gain or loss, and cash proceeds, related to the sales of the financial assets are classified as operating activities in our condensed consolidated statements of cash flows.

Our loan receivables are held for sale and recorded at carrying value when purchased, equal to the purchase price plus fees incurred. We subsequently measure our loan receivables held for sale at the lower of cost or fair value on an aggregate portfolio basis until the loan receivables are sold. Our loan receivables held for sale are typically sold within 30 days of origination. If the purchased loans do not meet the eligibility criteria to be sold, the loan receivables are transferred to held to maturity and included at amortized cost within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. These loan receivable agreements held to maturity have a term of typically 20 - 25 years and relate to loans that our customers enter into to pay for their solar power systems.

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

As of July 2, 2023, ownership of our outstanding common stock by TotalEnergies SE and its affiliates, and GIP Sol, was 50.2%.

Sale of C&I Solutions Business

On May 31, 2022, pursuant to the terms of the Definitive Agreement we signed with TotalEnergies Renewables on February 6, 2022, TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the closing statement. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the closing statement. As set forth in the Definitive Agreement, we appointed an independent accountant to adjudicate the amount owed under the closing statement. On April 12, 2023, the independent accountant issued its final and binding determination with respect to the disputed items and an additional $23.9 million was deemed in favor of TotalEnergies Renewables. We recorded a payable of $30.9 million in our condensed consolidated balance sheets as of April 2, 2023, and such amount was paid on April 19, 2023.

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

On April 19, 2021, we entered into an amendment to the Affiliation Agreement with Total (the “April Affiliation Agreement Amendment”). The April Affiliation Agreement Amendment provided that our Board would include eleven members, composed of our president and chief executive officer, our immediate past chief executive officer, Tom Werner, six directors designated by Total, and three non-Total-designated directors. If the ownership of our voting securities by Total, together with the controlled subsidiaries of TotalEnergies SE, declined below certain thresholds, the number of members of the Board that Total was entitled to designate would be reduced as set forth in the Affiliation Agreement. Pursuant to the April Affiliation Agreement Amendment, Mr. Werner resigned from his position as a member of the Board on November 1, 2021. On October 29, 2021, we entered into an additional amendment to the Affiliation Agreement (the “October Affiliation Agreement

Amendment”), which provided that our Board would remain at eleven members until March 31, 2022 and allowed for the appointment of one additional independent director to fill the vacancy created by Mr. Werner’s resignation from the Board, which was filled as of December 31, 2021. The October Affiliation Agreement Amendment further provided that, after March 31, 2022, the Board would revert to nine members, at which time one independent director and one Total designee would resign from the Board. As previously disclosed, on March 31, 2022, one independent director and one Total designee resigned from the Board, and the Board reverted to nine members as of such date.

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

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	July 2, 2023	January 1, 2023
Accounts receivable	$489	$489
Prepaid expenses and other current assets	2,924	2,898
Other long-term assets	—	1,284
Accrued liabilities	158	8,033

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Other income:
(Income) expense from transition services agreement, net	$59	$(518)	$(190)	$(518)
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	—	1,000	171	2,000
Included within discontinued operations:
Total revenues	—	(2,152)	—	335
Total cost of revenues	1,855	2,911	8,679	7,679

Note 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Solar power systems sales	$368,084	$320,294	$714,633	$591,938
Component sales	88,281	74,542	174,812	134,419
Light commercial sales	60	24,569	612	38,765
Services and other	7,426	(1,633)	14,672	2,927
Total revenues	$463,851	$417,772	$904,729	$768,049

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

	As of
(In thousands)	July 2, 2023	January 1, 2023
Contract assets	$49,666	$51,001
Contract liabilities[1]	$234,326	$155,764

1 As of July 2, 2023 and January 1, 2023, we had indemnifications of $1.0 million retained in connection with our C&I Solutions sale, which are presented within “contract liabilities, net of current portion” on our condensed consolidated balance sheets.

During the three and six months ended July 2, 2023, we recognized revenue of $82.1 million and $91.4 million that was included in contract liabilities as of April 2, 2023 and January 1, 2023, respectively. During the three and six months ended July 3, 2022, we recognized revenue of $40.0 million and $38.1 million that was included in contract liabilities as of April 3, 2022 and January 2, 2022.

As of July 2, 2023, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $755.4 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	July 2, 2023	January 1, 2023
Accounts receivable, gross	$228,415	$189,636
Less: allowance for credit losses	(13,871)	(14,750)
Less: allowance for sales returns	(166)	(309)
Accounts receivable, net	$214,378	$174,577

Allowance for Credit Losses

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Balance at beginning of period	$13,596	$15,181	$14,750	$14,375
Provision for credit losses	865	628	1,307	1,928
Write-offs	(590)	(150)	(2,186)	(644)
Balance at end of period	$13,871	$15,659	$13,871	$15,659

Inventories

	As of
(In thousands)	July 2, 2023	January 1, 2023
Photovoltaic modules	$244,068	$156,292
Microinverters	68,832	46,088
Energy storage systems	58,670	63,327
Other solar power system component materials	52,470	51,108
Inventories[1]	$424,040	$316,815

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
(In thousands)	July 2, 2023	January 1, 2023
Deferred project costs	$101,283	$126,896
Deferred costs for solar power systems	86,637	34,124
Related-party receivables	10,119	3,959
Derivative assets	80	—
Other	30,164	32,781
Prepaid expenses and other current assets	$228,283	$197,760

Property, Plant and Equipment, Net

	As of
(In thousands)	July 2, 2023	January 1, 2023
Testing equipment and tools	$1,804	$1,157
Leasehold improvements	17,368	14,342
Solar power systems	11,100	10,271
Computer equipment	15,576	14,411
Internal-use software	92,082	70,621
Furniture and fixtures	8,105	8,088
Transportation equipment	5,160	3,941
Vehicle finance leases	20,402	12,316
Work-in-progress	7,590	5,958
Property, plant and equipment, gross[2]	179,187	141,105
Less: accumulated depreciation and impairment[2,3]	(83,472)	(66,583)
Property, plant, and equipment, net[1,3]	$95,715	$74,522

1 Property, plant, and equipment is predominantly located in the U.S.

2 When our property, plant, and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our condensed consolidated balance sheets, and any resulting gain or loss is included within our condensed consolidated statements of operations. As of July 2, 2023 and January 1, 2023, $0.2 million and $0.1 million, respectively, of our gross property, plant, and equipment, which were fully depreciated, were retired, thus, no gain or loss was recognized from the disposal.

3 For the three and six months ended July 2, 2023, we recorded depreciation expense, including accretion expense related to our asset retirement obligations, of $11.8 million and $21.1 million, respectively. For the three and six months ended July 3, 2022, we recorded depreciation expense of $4.2 million and $7.6 million, respectively.

Other Long-term Assets

	As of
(In thousands)	July 2, 2023	January 1, 2023
Equity investments without readily determinable fair value	$39,180	$31,751
Equity investments with fair value option (“FVO”)	26,023	18,346
Cloud computing arrangements implementation costs, net of current portion[1]	5,609	9,179
Deposits with related parties	6,550	7,329
Retail installment contract receivables, net of current portion[2,3]	91,203	98,001
Long-term deferred project costs	2,925	3,110
Derivative assets	2,507	2,293
Debt issuance costs	—	3,556
Loan receivables held to maturity, net of current portion[3]	1,205	—
Other	18,710	19,020
Other long-term assets	$193,912	$192,585

1As of July 2, 2023 and January 1, 2023, we recorded $2.7 million and $5.1 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs.

2 Our long-term retail installment contract receivables are presented net of the significant financing component of $21.8 million and $22.5 million, and allowance for credit losses of $0.7 million and $0.4 million as of July 2, 2023 and January 1, 2023, respectively.

3 We are exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts and other loan receivables held to maturity. As of July 2, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of July 2, 2023, the average FICO score of our customers under other loan receivable agreements remained at or above 600, which is generally categorized as a “Fair” credit profile by the Fair Isaac Corporation.

Accrued Liabilities

	As of
(In thousands)	July 2, 2023	January 1, 2023
Employee compensation and employee benefits	$18,959	$36,452
Interest payable	595	8,549
Short-term warranty reserves	33,495	29,657
Legal expenses	5,727	2,830
Taxes payable	7,032	8,167
Payable to related parties	7,887	11,239
Short-term finance lease liabilities	4,724	2,949
Indemnification obligations retained from C&I Solutions sale[1]	22,674	20,632
Other	30,601	24,754
Accrued liabilities	$131,694	$145,229

1 As of July 2, 2023, we had a total of $22.5 million and $0.2 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $13.5 million and $7.1 million of warranty reserves and other indemnifications, respectively.

Other Long-term Liabilities

	As of
(In thousands)	July 2, 2023	January 1, 2023
Deferred revenue	$33,642	$35,864
Long-term warranty reserves	25,269	28,082
Unrecognized tax benefits	12,939	12,295
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	12,376	7,878
Indemnification obligations retained from C&I Solutions sale[1]	10,946	11,385
Other	18,075	11,013
Other long-term liabilities	$114,705	$112,797

1 As of July 2, 2023, we had a total of $7.2 million and $3.7 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $7.6 million and $3.8 million of warranty reserves and other indemnifications, respectively.

Accumulated Other Comprehensive Income

	As of
(In thousands)	July 2, 2023	January 1, 2023
Cumulative translation adjustment	$9,594	$9,576
Net gain on long-term pension liability obligation	1,992	1,992
Accumulated other comprehensive income	$11,586	$11,568

Note 5. LOAN RECEIVABLES HELD FOR SALE

The following table summarizes the activity in the balance of loan receivables held for sale, net at the lower of costs or fair value for the three and six months ended July 2, 2023:

Three and Six Months Ended
(In thousands)	July 2, 2023
Balance at beginning of period	$—
Additions[1]	46,433
Proceeds from sales	(31,352)
(Loss) gain on sale[2]	(1,706)
(Increase) decrease in valuation allowance[3]	(458)
Balance at end of period	$12,917

1 Our loan receivables held for sale are recorded at carrying value when purchased, and subsequently measured at the lower of cost or fair value on an aggregate portfolio basis until the loan receivables are sold. Additionally, in the three and six months ended July 2, 2023, we capitalized $5.4 million of transaction costs related to the creation of our solar loan funding structures.

2 In the three and six months ended July 2, 2023, we recognized a loss recorded within our condensed consolidated statements of operations related to the loan receivables held for sale that were transferred and derecognized during the three and six month periods ended July 2, 2023, equal to the net carrying value or fair value of the financial assets.

3 In the three and six months ended July 2, 2023, we recorded a valuation allowance of $0.5 million related to the write-down of our loan receivables held for sale to fair value on our condensed consolidated balance sheets.

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

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of July 2, 2023:
Developed technology	$3,700	$(2,158)	$1,542
Brand	15,800	(6,913)	8,887
Non-compete agreements	3,400	(1,983)	1,417
Software development costs	11,511	(2,675)	8,836
Total	$34,411	$(13,729)	$20,682

As of January 1, 2023:
Developed technology	$3,700	$(1,542)	$2,158
Brand	15,800	(4,937)	10,863
Non-compete agreements	3,400	(1,417)	1,983
Software development costs	9,250	(62)	9,188
Total	$32,150	$(7,958)	$24,192

Aggregate amortization expense for intangible assets was $3.2 million and $5.8 million for the three and six months ended July 2, 2023, and $1.6 million and $3.2 million for the three and six months ended July 3, 2022, respectively. No impairment loss was recorded for intangible assets for the three and six months ended July 2, 2023 and July 3, 2022.

As of July 2, 2023, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next three fiscal years was as follows, through the end of the useful life of all intangible assets:

Expected Amortization Expense
Fiscal Year	(In thousands)
2023 (remaining six months)	$6,362
2024	10,094
2025	4,226
Total	$20,682

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis:

	July 2, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$45,000	$45,000	$—	$—	$45,000
Loan receivables held for sale, net	12,917	12,917	—	12,917	—
Prepaid expenses and other current assets:
Interest rate swaps	80	80	—	80	—
Other long-term assets:
Equity investments with FVO	26,023	26,023	26,023	—	—
Equity investments with readily determinable fair value	—	—	—	—	—
Interest rate swaps	2,507	2,507	—	2,507	—
Total assets	$86,527	$86,527	$26,023	$15,504	$45,000

	January 1, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$297,474	$297,474	$—	$—	$297,474
Other long-term assets:
Equity investments with FVO	18,346	18,346	18,346	—	—
Equity investments with readily determinable fair value	132,480	132,480	—	—	132,480
Interest rate swaps	2,293	2,293	—	2,293	—
Total assets	$450,593	$450,593	$18,346	$2,293	$429,954

Money market funds

During fiscal 2022, we entered into investments in money market funds with Bank of America. As of July 2, 2023, we recorded an amount of $45.0 million within “cash and cash equivalents” in our consolidated balance sheets for our investments held in the money market funds. The money market funds are classified within Level 1 in the fair value hierarchy as we value the funds using observable inputs that reflect quoted prices for securities with identical characteristics.

Loan receivables held for sale, net

Loan receivables held for sale are recorded in the condensed consolidated balance sheets at amortized cost, and subsequently measured at the lower of cost or fair value on a recurring basis at each reporting period. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of the solar loan receivables to third-parties. The loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.

Equity investments with fair value option (“FVO”)

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong Capital Holdings, LLC (“SunStrong”), Dorado Development Partners, LLC (“Dorado DevCo”), and SunStrong Partners, LLC (“SunStrong Partners”) joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 9. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on an annual basis, during the third fiscal quarter, considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets, and long-term discount rates, and forecasted default rates over the lease and loan term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

The following table summarizes movements in equity investments for the six months ended July 2, 2023. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the six months ended July 2, 2023.

(In thousands)	Beginning balance as of January 1, 2023	Equity Distribution	Additional Investment	Other adjustment	Ending balance as of July 2, 2023
Equity investments with FVO	$18,346	$—	$7,677	$—	$26,023

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of July 2, 2023. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2023
Assets:	Fair value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other long-term assets:
Equity investments with FVO	$26,023	Discounted cash flows	Discount rate Residual value	12.5%-13% [1] 7.5% [1]
Total assets	$26,023

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

On January 5, 2023, we sold our remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million, which was recorded within “other, net” in our condensed consolidated statement of operations for the six months ended July 2, 2023. During the six months ended July 3, 2022, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $149.8 million, and recorded a gain of $1.3 million.

Interest Rate Swaps

Credit Suisse Interest Rate Swap

In connection with the entry into our loan and security purchase agreement with Credit Suisse AG, New York Branch, and other financial institutions to finance our retail installment contract receivables on June 30, 2022, we also entered into interest rate swaps under the agreement, which convert the floating rate loan to a fixed rate. The interest rate swaps were entered into to mitigate the risks associated with interest rate volatility. The swaps terminate in September of 2026, unless we terminate with the maturity of the loan, subject to any early termination costs.

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

As of July 2, 2023, we recorded derivative assets of $2.5 million, within “other long-term assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $67.9 million as of July 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and recorded a gain of $1.1 million and $0.2 million within "interest expense" in our condensed consolidated statement of operations for the three and six months ended July 2, 2023.

Bank of America Interest Rate Swap

In the first quarter of fiscal 2023, we entered into interest rate swaps in our SunPower FinancialTM business with Bank of America, which converts the fixed rate loans entered into by SunPower Financial's customers to floating rates. The interest rate swaps were entered into to mitigate the interest rate volatility risks associated with the timing lag between when the customer enters into these fixed rate loans and when the loan is funded and sold to a third-party investor. The swaps terminate beginning in September of 2023 through February of 2024.

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

As of July 2, 2023, we recorded derivative assets of $0.1 million, within “prepaid expenses and other current assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $118.0 million as of July 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately, and record such changes within “total revenues” in our condensed consolidated statement of operations. We recorded a gain of $2.5 million and $0.1 million for the three and six months ended July 2, 2023.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of July 2, 2023 was $104.1 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of July 2, 2023 was $77.5 million. The fair value was determined using a third-party investor determined formula that starts with initial investor pricing by product, adjusted to account for the fair value impact relating to any changes in market spreads based on Level 2 inputs for the relevant benchmark interest rate and credit spread, as reported by Bloomberg.

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease expense	$3,661	$3,364	$7,282	$6,579
Finance lease expense:
Amortization expense	1,031	308	1,806	308
Interest expense on lease liabilities	274	71	463	71
Sublease income	(295)	(104)	(1,041)	(191)
Total	$4,671	$3,639	$8,510	$6,767

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,151	$4,980	$7,900	$8,720
Operating cash flows for finance leases	274	71	463	71
Financing cash flows for finance leases	1,031	118	1,806	118

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$1,723	$649	$3,809	$1,526
Finance leases	5,656	4,236	8,091	4,236

	As of
	July 2, 2023	January 1, 2023
Weighted-average remaining lease term (in years):
Operating leases	3.5	3.7
Finance leases	3.4	3.4
Weighted-average discount rate:
Operating leases	7.8%	8.0%
Finance leases	7.0%	7.0%

The future minimum lease payments to be paid under non-cancellable leases in effect as of July 2, 2023, are as follows:

	Operating Leases	Finance Leases
As of July 2, 2023	(In thousands)
2023 (remaining six months)	$7,212	$2,872
2024	13,121	5,653
2025	9,422	5,490
2026	7,799	3,999
2027	4,906	1,069
Thereafter	2,091	61
Total lease payments	44,551	19,144
Less: imputed interest	(6,177)	(2,044)
Total	$38,374	$17,100

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 2, 2023 are as follows:

(In thousands)	Fiscal 2023 (remaining six months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$134,002	$184,926	$159,929	$778	$784	$3,745	$484,164

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreements with Maxeon Solar entered into on February 14, 2022 and December 31, 2022, as well as commitments to purchase Module-Level Power Electronics (“MLPEs”) supplied by one vendor.

On April 5, 2023, we entered into a new Master Supply Agreement with Waaree Energies Ltd. (“Waaree”) for the purchase of various photovoltaic modules and components to be used in our residential systems. On May 25, 2023, we terminated the Master Supply Agreement with Waaree, including all outstanding purchase orders, and the parties are discussing the disposition of work-in-progress at the time of termination. Waaree products continue to be warranted by Waaree in accordance with the relevant provisions of the Master Supply Agreement.

We review the terms of all our long-term supply agreements annually and assess the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Product Warranties

The following table summarizes accrued warranty activities for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Balance at the beginning of the period	$84,333	$78,496	$78,880	$80,282
Accruals for warranties issued during the period	10,233	3,610	20,561	3,866
Settlements and adjustments during the period	(6,034)	(3,522)	(10,909)	(5,564)
Balance at the end of the period	$88,532	$78,584	$88,532	$78,584

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. During the three and six months ended July 2, 2023, we recorded an additional $1.9 million and $8.7 million of warranty expenses related to our indemnifications of TotalEnergies Renewables, respectively, which is included within “net (loss) income from discontinued operations attributable to stockholders” on our condensed consolidated statements of operations.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.9 million and $12.3 million as of July 2, 2023 and January 1, 2023, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of July 2, 2023 and January 1, 2023, our provision was $8.2 million, primarily for tax-related indemnifications, of which $4.9 million was recorded within “contract liabilities, net of current portion,” “accrued liabilities,” and “other long-term liabilities” on our condensed consolidated balance sheets related to our indemnifications with TotalEnergies Renewables.

SunPower is party to various supply agreements with Hemlock Semiconductor Operations, LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, (collectively, the “Hemlock Agreements”), for the procurement of polysilicon. In connection with the Spin-off of Maxeon Solar, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received the benefit of SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements, including all take-or-pay obligations (the “Back-to-Back Agreement”). As of the first quarter of 2023, Maxeon Solar's commitment under the Hemlock Agreement was finalized. As of July 2, 2023, there are no further payment obligations remaining under the Hemlock Agreements or the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $2.9 million as of July 2, 2023.

In addition, as of July 2, 2023, we have retained a total of $29.8 million of warranty reserves related to our indemnification with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which is included within “accrued liabilities” and “other long-term liabilities” on our condensed consolidated balance sheets.

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

	As of
(In thousands)	July 2, 2023	January 1, 2023
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$—	$132,480
Total equity investments with readily determinable fair value	—	132,480
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	5,000
Equity method investments under the Dealer Accelerator Program	33,899	26,471
Other equity investments without readily determinable fair value	280	280
Total equity investments without readily determinable fair value	39,179	31,751
Equity investments with FVO:
SunStrong Capital Holdings, LLC	10,431	9,871
Dorado Development Partners, LLC	15,289	8,173
SunStrong Partners, LLC	303	302
Total equity investment with FVO	26,023	18,346
Total equity investments	$65,202	$182,577

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

During fiscal 2022, we entered into four equity investments as part of the Dealer Accelerator Program. The equity investments made were in Sea Bright Solar, Inc for an equity interest of 20.0%, Freedom Solar Holdings, LLC, for an equity interest of 4.5%, EmPower CES, LLC for an equity interest of 20.0% and Renova Energy Corp. for an equity interest of 10.6%.

In April 2023, as part of the Dealer Accelerator Program, we entered into an equity investment with LTL LED, LLC, d/b/a Wolf River Electric LLC (“Wolf River”). The investment included a cash payment for an equity interest of 16.7%.

All of these equity investments were accounted for as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.3 million and $0.6 million during the three and six months ended July 2, 2023, as compared to no earnings or losses from equity method investments during the three and six months ended July 3, 2022. In addition, during the three and six months ended July 2, 2023, we received a dividend from one of our investees in the amount of $0.2 million and $0.7 million.

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

Unconsolidated VIEs

In March 2022, we entered into a joint venture with Hannon Armstrong and SunStrong to form Dorado DevCo, a jointly-owned entity, to hold our residential lease solar power projects. Similar to our prior joint ventures for residential lease assets, SunPower and Hannon Armstrong will make total capital contributions of up to $15.1 million into Dorado DevCo for 50% effective equity interest, each. SunStrong, our existing joint venture with Hannon Armstrong, was appointed as a manager of the entity. We also entered into a development asset purchase agreement to provide development services for solar power systems sold into the fund.

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

During the three and six months ended July 2, 2023, we made $5.7 million and $7.1 million of capital contributions in the equity method investee, respectively. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

In April 2023, to support the expansion of our solar loan funding capacity, we entered into a series of agreements to sell solar loans to a special-purpose entity within our existing joint venture, SunStrong. The new special-purpose entity is an indirect wholly owned subsidiary of SunStrong. SunPower and Hannon Armstrong will make total capital contributions of up to $24.2 million into SunStrong for 51% and 49% effective equity interest, respectively. In these agreements, we serve as the primary or master servicer of the special-purpose entity, however, as the servicer, we do not have the power to make significant decisions impacting the performance of the entity.

With respect to our interest in the special-purpose entity, we determined there is not sufficient equity at risk in the entity, thus, we determined the entity is a VIE as considered under the guidance in ASC 810. Based on the assessment of the required criteria for consolidation, we determined that SunStrong, as the manager of the special-purpose entity, has the power to make decisions over activities that significantly affect the entity and subsidiaries. Therefore, we concluded we are not the primary beneficiary of the entity, and we do not consolidate. During the three and six months ended July 2, 2023, we made a $0.6 million capital contribution in the equity method investee. The investment contributed to our equity investment balance in Dorado DevCo and is classified in “other long-term assets” on our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Summarized statements of operations information:
Revenues	$38,186	$36,004	$77,159	$72,160
Net (loss) income	(8,877)	(6,150)	(10,687)	(7,124)
Net (loss) income attributable to parents	(2,560)	7,029	(23)	8,782

	As of
(In thousands)	July 2, 2023	January 1, 2023
Summarized balance sheet information:
Current assets	$93,589	$88,561
Long-term assets	1,972,218	1,823,437
Current liabilities	69,970	94,414
Long-term liabilities	1,482,940	1,378,462

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	July 2, 2023	January 1, 2023
Accounts receivable	$29,538	$33,864
Loan receivables held for sale, net	12,917	—
Prepaid expenses and other current assets	4,171	3,959
Other long-term assets	6,549	6,549
Accounts payable	742	165
Accrued liabilities	2,162	97
Contract liabilities	157,803	63,504

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenues and fees received from investees for products/services	$117,453	$53,286	$202,744	$98,806

Consolidated VIEs

For Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $2.4 million and $6.6 million for the three and six months ended July 2, 2023, respectively. Total revenue was $3.9 million and $8.2 million for the three and six months ended July 3, 2022, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of July 2, 2023, we had $22.9 million of assets from the consolidated VIEs.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	July 2, 2023				January 1, 2023
(In thousands)	Face Value	Short-term	Long-term	Total[1,2]	Face Value	Short-term	Long-term	Total[1,2]
Recourse Debt:
4.00% convertible debentures due 2023[3]	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Total recourse debt	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$67,417	$—	$66,020	$66,020	$71,577	$70,443	$—	$70,443
Revolver and Term Loan Facility	277,500	34,047	239,409	273,456	—	—	—	—
Other debt	8,525	8,238	280	8,518	12,269	11,961	308	12,269
Total non-recourse debt	353,442	42,285	305,709	347,994	83,846	82,404	308	82,712
Total	$353,442	$42,285	$305,709	$347,994	$508,837	$507,323	$308	$507,631

1 Refers to the total carrying value of the outstanding debt arrangement.

2 The carrying value of all of our debt approximates the fair value, based on our intention to fully repay or transfer the obligations at their face values plus any applicable interest, and is categorized within Level 3 of the fair value hierarchy.

3 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of July 2, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2023 (remaining six months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$10,706	$5,069	$5,073	$72,493	$260,080	$21	$353,442

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

As of July 2, 2023, letters of credit issued and outstanding under the Bank of the West facility totaled $24.3 million, which were collateralized with $12.5 million of restricted cash on the condensed consolidated balance sheets.

Loan Facility with Credit Suisse AG

On June 30, 2022, we entered into a loan and security purchase agreement with Credit Suisse AG, New York Branch, and other financial institutions, to finance our retail installment contract receivables. The agreement provided for a $100.0 million delayed draw term loan which will mature on December 29, 2023. In connection with the loan agreement, we have established a special purpose entity acting as the borrower under the facility. During the second quarter of fiscal 2023, we amended our loan agreement and extended the facility through June 29, 2026.

The loans under the agreement bear interest at a rate as adjusted by the benchmark adjustment, as defined in the term loan agreement, or the base rate plus the applicable margin for such loans. In addition, we also entered into an interest rate swap under the agreement, which converts the floating rate loan to a fixed rate. The swap terminates in September of 2026, unless we terminate early with the maturity of the loan, subject to any early termination costs. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants, including a covenant that any assets of the special purpose borrowing entity will not be available to other creditors of any of our other SunPower entities.

As of July 2, 2023, we had $67.4 million borrowings outstanding under the term loan facility, of which $0.7 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the condensed consolidated balance sheets as of July 2, 2023. All borrowings outstanding under the term loan facility have a weighted average interest rate of between 6.2% to 7.2%.

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

As of July 2, 2023, we had borrowings of $97.5 million and $180.0 million under the Term Loan Facility and Revolver, respectively. The interest rate for the borrowings is SOFR plus a margin. In addition, as of July 2, 2023, we had no issued but undrawn letters of credit outstanding under the Facilities. The letters of credit have a maximum aggregate amount that can be issued of $50.0 million, which is included within the total principal amount of the Revolver facility.

Note 11. RELATED-PARTY TRANSACTIONS

In connection with the Spin-off of Maxeon Solar, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement. On June 8, 2022, we entered into a First Amendment to the Cross License Agreement with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off.

The below table summarizes our transactions with Maxeon Solar for the three and six months ended July 2, 2023:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Purchases of photovoltaic modules (recorded in cost of revenues)	$78,432	$62,602	$148,890	$135,061
Research and development expenses reimbursement received	542	8,061	1,006	17,535
Sublease income (recorded in sales, general, and administrative expense)	468	—	936	—
Income (expense) from transition services agreement, net	(25)	(24)	(50)	(290)

We had the following balances related to transactions with Maxeon Solar as of July 2, 2023:

	As of
(In thousands)	July 2, 2023	January 1, 2023
Prepaid and other current assets	$419	$607
Accrued liabilities	7,887	11,239
Accounts payable	44,347	38,486
Other long-term liabilities	1,458	1,458

Refer to Note 2. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 9. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 12. INCOME TAXES

In the three months ended July 2, 2023, our income tax provision of $0.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $30.3 million, was primarily due to the accrual of interest and penalties on prior year uncertain tax positions. Our income tax provision of $3.2 million in the three months ended July 3, 2022 on a loss from continuing operations before income taxes of $38.5 million was primarily due to changes in the forecasted annual effective tax rate, partially offset by a decrease in the deferred tax liability due to mark-to-market unrealized losses on equity investments.

In the six months ended July 2, 2023, our income tax provision of $1.5 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $72.6 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.4 million in the six months ended July 3, 2022 on a loss from continuing operations before income taxes of $52.6 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

During the three and six months ended July 2, 2023, in accordance with FASB guidance for interim reporting of income tax, our annual effective tax rate was computed based on year to date results. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarter.

Our income tax benefit on the loss from discontinued operations before income taxes of $2.8 million and $10.2 million, for the three and six months ended July 2, 2023, respectively, was insignificant. In the three and six months ended July 3, 2022, our income tax benefit of $0.2 million and $0.6 million on a loss from discontinued operations before income taxes of $20.9 million and $47.2 million, respectively, was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business.

Total liabilities associated with uncertain tax positions were $12.9 million and $12.3 million as of July 2, 2023 and January 1, 2023, respectively. The increase of $0.6 million was primarily due to the accrual of additional state liabilities, and interest and penalties on existing reserves.

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

Note 13. NET (LOSS) INCOME PER SHARE

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations[1]	$(30,272)	$(42,496)	$(73,596)	$(44,662)
Net (loss) income attributable to stockholders - discontinued operations	(2,796)	(20,616)	(10,156)	(46,321)
Net (loss) income attributable to stockholders	$(33,068)	$(63,112)	$(83,752)	$(90,983)
Denominator:
Basic weighted-average common shares	175,042	173,951	174,785	173,664

Basic and dilutive net (loss) income per share - continuing operations	$(0.17)	$(0.24)	$(0.42)	$(0.26)
Basic and dilutive net (loss) income per share - discontinued operations	(0.02)	(0.12)	(0.06)	(0.27)
Basic and dilutive net (loss) income per share	$(0.19)	$(0.36)	$(0.48)	$(0.53)

1 There was no add back of interest expense for the convertible debentures or effect of dilutive securities for the six months ended July 2, 2023, and the three and six months ended July 3, 2022. The convertible debentures were repaid during the first quarter of fiscal 2023.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net (loss) income per share attributable to stockholders in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Restricted stock units	5,025	3,433	4,649	3,465
4.00% debentures due 2023	—	17,068	1,500	17,068

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenues	$1,904	$1,395	$3,153	$2,350
Research and development	697	270	1,225	839
Sales, general, and administrative	6,058	5,386	11,158	9,263
Total stock-based compensation expense	$8,659	$7,051	$15,536	$12,452

Note 15. SUBSEQUENT EVENTS

On July 24, 2023, we adopted a restructuring plan to align operating costs with current market conditions driven by slower sales partly due to higher interest rates. The plan is intended to improve near-term financial strength in order to remain competitive for future market conditions. As part of the restructuring plan, we expect approximately 140 employees, representing approximately 5% of our labor costs, to exit the Company in the third quarter of fiscal 2023. We expect to incur restructuring charges totaling approximately $4.3 million, consisting primarily of severance benefits. A substantial portion of such charges are expected to be incurred in the third quarter of fiscal 2023. The actual timing and costs of the plan may differ from our current expectations and estimates.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and availability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure or obtain a waiver for any defaults, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, the impact on our business of health crises and epidemics and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Overview

SunPower is a leading residential solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers in North America. Through a multi-channel strategy of distributed dealer network, SunPower direct sales channel, and new home builder partnerships, we provide customers control over electricity consumption, resiliency during power outages, and cost savings, while also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include:

1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower;
2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services;
3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth;
4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency; and
5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption.

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

Key Developments

In April 2023, to support the expansion of our residential solar and storage loan funding capacity, we entered into a series of agreements to sell solar loan receivables to a special-purpose entity in our existing joint venture, SunStrong, with Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI”). Under the agreements, we have secured financing commitments to fund more than $450.0 million for our residential solar and storage loan program, including a $300.0 million revolving credit facility from Credit Agricole Corporate & Investment Bank (“CA-CIB”). The CA-CIB credit revolver serves as a warehouse facility for SunStrong to temporarily finance solar assets prior to arranging long-term financings, such as asset-backed securities. The revolving warehouse facility will allow SunStrong to fund the acquisition of solar loans entered into by SunPower Financial's customers and issue asset-backed securities on an ongoing basis.

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

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	July 2, 2023		July 3, 2022
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$463,851	100	$417,772	100
Total cost of revenues	399,724	86	336,273	80
Gross profit	64,127	14	81,499	20
Research and development	6,508	1	7,405	2
Sales, general, and administrative	82,709	18	93,043	22
Restructuring charges (credits)	—	—	(494)	—
(Income) expense from transition services agreement, net	84	—	(494)	—
Operating (loss) income	(25,174)	(5)	(17,961)	(4)
Other (expense) income, net	(5,168)	(1)	(20,524)	(5)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(30,342)	(7)	(38,485)	(9)
(Provision for) benefits from income taxes	(227)	—	(3,226)	(1)
Equity in earnings (losses) of unconsolidated investees	311	—	—	—
Net (loss) income from continuing operations	(30,258)	(7)	(41,711)	(10)
Net (income) loss from continuing operations attributable to noncontrolling interests	(14)	—	(785)	—
Net (loss) income from continuing operations attributable to stockholders	$(30,272)	(7)	$(42,496)	(10)

	Six Months Ended
	July 2, 2023		July 3, 2022
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$904,729	100	$768,049	100
Total cost of revenues	769,667	85	614,241	80
Gross profit	135,062	15	153,808	20
Research and development	13,755	2	12,415	2
Sales, general, and administrative	173,054	19	170,039	22
Restructuring charges (credits)	—	—	133	—
(Income) expense from transition services agreement, net	(140)	—	(228)	—
Operating (loss) income	(51,607)	(6)	(28,551)	(4)
Other (expense) income, net	(20,998)	(2)	(24,082)	(3)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(72,605)	(8)	(52,633)	(7)
(Provision for) benefits from income taxes	(1,454)	—	8,417	1
Equity in earnings (losses) of unconsolidated investees	558	—	—	—
Net (loss) income from continuing operations	(73,501)	(8)	(44,216)	(6)
Net (income) loss from continuing operations attributable to noncontrolling interests	(95)	—	(446)	—
Net (loss) income from continuing operations attributable to stockholders	$(73,596)	(8)	$(44,662)	(6)

Total Revenues

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Total revenues	$463,851	$417,772	11%	$904,729	$768,049	18%
Our total revenues during the three months ended July 2, 2023 increased by 11% or $46.1 million, as compared to the three months ended July 3, 2022, of which $38.3 million was related to increased volume in our Blue Raven, SunPower Direct and dealer channels, as a result of increased demand for solar energy systems in the market, partially fueled by the grandfathering of the net energy metering program (“NEM 2.0”) in California that was superseded by the new program (“NEM 3.0”) in April 2023, and expanding capacity of our SunPower Residential Installer (“SPRI”) team. In addition, we saw an increase of $19.3 million of revenue due to increases in the average selling price of systems primarily in our Blue Raven, SunPower Direct, and non-installing dealer channels. This was partially offset by a reduction in revenue of $24.9 million from the continued wind-down of our Light Commercial business during fiscal 2023.

Our total revenues during the six months ended July 2, 2023 increased by 18% or $136.7 million, as compared to the six months ended July 3, 2022, of which $106.7 million was related primarily to increased volume in our SunPower Direct and dealer channels, as a result of increased demand for solar energy systems in the market primarily prior to the transition to NEM 3.0 in California in April 2023, and expanding capacity of our SPRI team. In addition, we saw an increase of $60.9 million of revenue due to increases in the average selling price of systems. This was partially offset by a reduction in revenue of $38.2 million from the continued wind-down of our Light Commercial business during fiscal 2023.

One customer accounted for approximately 20% and 17% of total revenues for the three and six months ended July 2, 2023, respectively, primarily within solar power systems sales revenue category. We did not have any customers that accounted for greater than 10% of total revenues for the three and six months ended July 3, 2022.

Total Cost of Revenues and Gross Margin

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Cost of Revenues
Total cost of revenues	$399,724	$336,273	19%	$769,667	$614,241	25%

Gross Margin
Total gross margin	14%	20%	(6)%	15%	20%	(5)%

Our total cost of revenues increased by 19% and 25% during the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, respectively, primarily as a result of revenue volume growth from increased demand for solar energy products during the first and second quarters of fiscal 2023 primarily in our Blue Raven, SunPower Direct, and dealer channels. This contributed to an increase in total cost of revenues of $41.9 million and $100.5 million in the three and six months ended July 2, 2023 as compared to the three and six months ended July 3, 2022, respectively. In addition, the rising costs of material and labor contributed to an increase of $37.1 million and $81.0 million for the three and six months ended July 2, 2023 compared to July 3, 2022, respectively, partly due to the absorption of cost over lower than expected volumes. This was partially offset by a decrease in cost of revenues related to the wind-down of our Light Commercial business of $19.7 million and $32.3 million for the three and six months ended July 2, 2023 compared to July 3, 2022, respectively.

Our gross margin decreased by 6 percentage points during both the three and six months ended July 2, 2023, respectively, as compared to the three and six months ended July 3, 2022, primarily due to cost increases of $37.1 million and $81.0 million which were not commensurate with the corresponding increases in the average selling price of our systems of $19.3 million and $60.9 million, for the three and six months ended July 2, 2023 as compared to the three and six months ended July 3, 2022, respectively.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
R&D	$6,508	$7,405	(12)%	$13,755	$12,415	11%
As a percentage of revenues	1%	1%		2%	2%

R&D expense decreased by $0.9 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to a loss recorded during the second quarter of fiscal 2022 related to the transfer of certain assets to Maxeon Solar in connection with the amendment of the cross license agreement and other ancillary agreements, which did not occur in fiscal 2023.

R&D expense increased by $1.3 million during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to a continued increase in labor and personnel-related costs of $2.6 million to support our business growth strategy and ongoing projects during the second quarter of fiscal 2023, partially offset by a loss recorded of $1.2 million due to the transfer of certain assets to Maxeon Solar that occurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
SG&A	$82,709	$93,043	(11)%	$173,054	$170,039	2%
As a percentage of revenues	18%	22%		19%	22%

SG&A expenses decreased by $10.3 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to a lower variable compensation of $4.7 million, a decrease of $2.4 million related to digital consulting and license fees spend, as well as a $5.2 million net decrease due to various fees incurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements entered into with Maxeon Solar and the settlement of litigation and disputed claims, which did not occur in fiscal 2023. This was partially offset by an increase of $2.8 million in labor and personnel-related costs, including additional headcount and stock-based compensation incurred to support our business growth strategy.

SG&A expenses increased by $3.0 million during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to the growth of our residential business, including $11.0 million increase in depreciation expense due to new purchases of property, plant, and equipment and an increase of $5.7 million in personnel-related costs, including additional headcount and stock-based compensation, which were incurred to support our business growth strategy. This was partially offset by a lower variable compensation of $7.0 million during fiscal 2023 as compared to fiscal 2022, as well as a $5.2 million net decrease due to various fees incurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements entered into with Maxeon Solar and the settlement of litigation and disputed claims.

(Income) expense from transition services agreement, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
(Income) expense from transition services agreement, net	$84	$(494)	(117)%	$(140)	$(228)	(39)%
As a percentage of revenues	—%	—%		—%	—%

Income from transition services agreement, net was lower by $0.6 million and $0.1 million during the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, respectively, primarily due to the termination of a majority of the transition services during the third quarter of fiscal 2021 in accordance with underlying agreements with Maxeon Solar. In addition, during the third quarter of fiscal 2022, we began to incur transition services provided to Total in connection with the sale of the C&I Solutions business, which amounted to an income of $0.2 million for the six months ended July 2, 2023.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Interest income	$329	$92	258%	$1,160	$134	766%
Interest expense	(5,786)	(5,964)	(3)%	(11,464)	(11,008)	4%
Other (expense) income:
Other, net	289	(14,652)	102%	(10,694)	(13,208)	19%
Other (expense) income, net	$(5,168)	$(20,524)	75%	$(20,998)	$(24,082)	13%
As a percentage of revenues	(1)%	(5)%		(2)%	(3)%

Interest income increased by $0.2 million and $1.0 million during the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, primarily due to interest earned from our money market fund investments.

Interest expense decreased by $0.2 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to lower interest expense, net of an unrealized gain on our Credit Suisse interest rate swap. In particular, we incurred $6.2 million of interest expense on our term loan, revolver, and Credit Suisse warehouse debt facilities in the second quarter of fiscal 2023, partially offset by $1.1 million of unrealized gain on our Credit Suisse interest rate swap, as compared to $5.3 million interest expense incurred during the second quarter of fiscal 2022 on our 2023 convertible debentures and Safe Harbor loans, which were repaid in the first quarter of fiscal 2023 and the second quarter of fiscal 2022, respectively.

Interest expense increased by $0.5 million during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022. This was primarily due to $9.6 million interest incurred related to our revolver, term loan, and Credit Suisse warehouse debt facilities, as well as $0.7 million interest incurred related to the repayment of our convertible debentures during the first quarter of fiscal 2023, as compared to $10.0 million interest incurred related to our 2023 convertible debentures and our Safe Harbor facility during the first and second quarters of fiscal 2022.

Other income, net increased by $14.9 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to a loss of $15.2 million on our equity investment with readily determinable fair value in the three months ended July 3, 2022 that did not occur in the three months ended July 2, 2023.

Other expense, net decreased by $2.5 million during the six months ended July 2, 2023 as compared to the six months ended July 3, 2022, primarily due to a loss of $10.8 million on our equity investment with readily determinable fair value in the six months ended July 2, 2023, as compared to a loss of $13.9 million in the six months ended July 3, 2022.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
(Provision for) benefits from income taxes	$(227)	$(3,226)	(93)%	$(1,454)	$8,417	(117)%
As a percentage of revenues	—%	(1)%		—%	1%

In the three months ended July 2, 2023, our income tax provision of $0.2 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $30.3 million, was primarily due to the accrual of interest and penalties on prior year uncertain tax positions. Our income tax provision of $3.2 million in the three months ended July 3, 2022 on a loss from continuing operations before income taxes of $38.5 million was primarily due to changes in the forecasted annual effective tax rate, partially offset by a decrease in the deferred tax liability due to mark-to-market unrealized losses on equity investments.

In the six months ended July 2, 2023, our income tax provision of $1.5 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $72.6 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.4 million in the six months ended July 3, 2022 on a loss from continuing operations before income taxes of $52.6 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

As of the end of the second quarter of fiscal 2023, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Equity in earnings (losses) of unconsolidated investees

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Equity in earnings (losses) of unconsolidated investees	$311	$—	100%	$558	$—	100%
As a percentage of revenues	—%	—%		—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $0.3 million and $0.6 million for the three and six months ended July 2, 2023, primarily due to earnings recorded from our equity method investees during the first and second quarters of fiscal 2023, which began during the third quarter of fiscal 2022.

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Net (income) loss attributable to noncontrolling interests	$(14)	$(785)	(98)%	$(95)	$(446)	79%

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

The net income attributable to noncontrolling interests decreased by $0.8 million and $0.4 million for the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, primarily due to lower volume of sale of safe harbor panels by Solar Sail, and higher allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended July 2, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022
Net cash (used in) provided by operating activities	$(152,348)	$(164,577)
Net cash provided by (used in) investing activities	47,152	252,087
Net cash (used in) provided by financing activities	(165,562)	(7,474)

Operating Activities

The $12.2 million increase in cash used in operations in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022, was primarily due to changes in operating assets and liabilities. Cash used in operations increased year over year due to higher inventories, net payment for accounts payable and other accrued liabilities, and contract liabilities, partially offset by lower prepaid expenses and other current assets.

Investing Activities

The $204.9 million decrease in net cash provided by investing activities in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022 primarily resulted from cash proceeds received from the sale of our C&I Solutions business during the six months ended July 3, 2022, as well as lower proceeds from the sale of our equity investments in Enphase in fiscal 2023 as compared to fiscal 2022.

Financing Activities

The $158.1 million increase in net cash used in financing activities in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022 primarily resulted from repayment of our convertible debt and bank loans and other debt in fiscal 2023, partially offset by higher net proceeds from bank loans and other debt than in the six months ended July 3, 2022.

Capital Resources

As of July 2, 2023, we had unrestricted cash and cash equivalents of $114.1 million as compared to $377.0 million as of January 1, 2023. These cash balances were held primarily in the United States; however, we had approximately $1.4 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

While we move towards a less capital-intensive business model in the near-term, with the sale of our C&I Solutions business which closed in the second quarter of fiscal 2022, we will continue to need additional capital in order to grow our business, including investments in customer acquisition, product and digital, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, including accessing the capital markets.

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

We currently anticipate that our cash and cash equivalents will be sufficient to meet our obligations over the next 12 months from the date of issuance of our financial statements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to help ensure we can finance our future capital requirements.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements-Note 10. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of July 2, 2023:

		Payments Due by Fiscal Period
(In thousands)	Total	2023	2024-2025	2026-2027	Beyond 2027
Other debt, including interest[1]	$366,380	$12,863	$18,762	$334,734	$21
Operating lease commitments[2]	44,551	7,212	22,543	12,705	2,091
Supply agreement commitments and other[3]	484,164	134,002	344,855	1,562	3,745
Total	$895,095	$154,077	$386,160	$349,001	$5,857

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of July 2, 2023 and January 1, 2023, total liabilities associated with uncertain tax positions were $12.9 million and $12.3 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting SunPower, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, except as disclosed below.

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, loan receivables held for maturity, advances to suppliers, and our interest rate swaps. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments and interest rate swap contracts. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We are also exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts and solar loan receivable agreements that are held to maturity. These retail installment contracts and solar loan receivable agreements have a typical term of 20 - 25 years and require customers to make monthly payments. As of July 2, 2023 and January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 and 740, respectively, which are each generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of July 2, 2023, the average FICO score of our customers under a solar loan receivable remained at or above 600, which is generally categorized as a “Fair” credit profile. However, existing and future customers’ credit profiles may decline due to economic headwinds. Our retail installment contract and solar loan receivables held to maturity portfolios have not experienced a significant number of customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience a significant number of customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk from our financing receivables based on the fixed rate of interest as established by the underlying contract between us and the customer. This risk is significant to our business because our financing model is sensitive to interest rate fluctuations.

As of July 2, 2023, our retail installment contract receivables had a fair value of $77.5 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $3.7 million and $3.5 million, respectively.

In addition, as of July 2, 2023, our solar loan receivables held for maturity had a fair value of $1.2 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $0.1 million and $0.1 million, respectively.

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

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our non-recourse floating rate debt and fixed rate loans entered into by customers. As of July 2, 2023, we had interest rate swap derivatives not designated as hedges with aggregate notional value of $185.9 million.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 2, 2023 at a reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under “Item 1. Financial Statements—Note 8. Commitments and Contingencies—Legal Matters” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 3, 2023 through April 30, 2023	26,712	$13.16	—	—
May 1, 2023 through May 28, 2023	18,641	$11.29	—	—
May 29, 2023 through July 2, 2023	81,479	$10.72	—	—
	126,832		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 5: OTHER INFORMATION

Information concerning certain limited activities related to Iran

On March 24, 2023, our affiliate TotalEnergies SE included information in its Annual Report on Form 20-F for the fiscal year ended December 31, 2022 regarding certain activities requiring disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The relevant disclosures were reproduced in Part I, Item 1 of the Company’s Form 10-K for the fiscal year ended January 1, 2023 filed with the SEC on March 10, 2023. As previously disclosed, TotalEnergies SE has notified the Company that it has not maintained any operational activity in Iran since November 2018 following the withdrawal of the United States from the Joint Comprehensive Plan of Action in May 2018 and prior to the re-imposition of U.S. secondary sanctions on the oil industry as of November 5, 2018. TotalEnergies SE also plans, with a view to the Company's future quarterly reports on Form 10-Q, to update the Company on a quarterly basis with respect to activities knowingly engaged in during the quarter that require disclosure under Section 13(r) of the Exchange Act.

Trading Plans of Directors and Officers

During the quarter ended July 2, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1
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

SUNPOWER CORPORATION

Dated:	August 2, 2023	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Executive Vice President and Chief Financial Officer