Form 10-K/A
period 2023-01-01
SUNPOWER CORP
filed 2023-12-18
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-34166

SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware				94-3008969
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
880 Harbour Way South	Suite 600	Richmond	California	94804
(Address of Principal Executive Offices)				(Zip Code)

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

d

EXPLANATORY NOTE

SunPower Corporation (“we,” “SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A” or “Amendment No. 1”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended January 1, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “Original Form 10-K”). This Form 10-K/A includes audited restated consolidated financial statements for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, as well as unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended January 1, 2023 and January 2, 2022.

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on October 24, 2023, we identified certain misstatements in prior periods’ consolidated financial statements relating to the accounting treatment for the value of consignment inventory of microinverter (“MI”) components at certain third-party locations.

In connection with the preparation of the financial statements for the third quarter of fiscal year 2023, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. We also identified deficiencies relating to the reconciliations of inventory at our prepositioned inventory (“PPI”) dealer locations. In light of these matters, management concluded that our internal controls around the review of certain inventory reconciliations were not operating effectively and hence was determined to be a material weakness. This material weakness resulted in a net overstatement of costs included in inventory, and a net understatement of cost of revenues for the impacted periods.

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statement of operations and we further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our consolidated statements of operations for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

This Amendment No. 1 includes audited restated consolidated financial statements for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, as well as unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended January 1, 2023 and January 2, 2022. In addition, the restated consolidated financial information also includes adjustments to correct certain other previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate.

For additional information on the audited restated consolidated financial statements for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, see Note 2 of “Notes to the Consolidated Financial Statements” in this Form 10-K/A. For additional information on the unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended January 1, 2023 and January 2, 2022, see “Selected Unaudited Quarterly Financial Data” in Part II of this Annual Report on Form 10-K/A.

The Audit Committee concluded that management’s report on internal control over financial reporting for the fiscal year ended January 1, 2023, the opinion of Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, on the consolidated financial statements for fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, as well as EY’s opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2023 included in the Original Form 10-K should also no longer be relied upon. The Company’s management has concluded that in light of the findings described above, the Company’s disclosure controls and procedures for the Affected Periods were not
2

effective because of material weaknesses in its internal control over financial reporting. Refer to “Item 9A. Controls and Procedures” for additional details.

Items Amended in this Filing

This Form 10-K/A amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods:

•Part I, Item 1A.-Risk Factors;
•Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part II, Item 8-Financial Statements and Supplementary Data;
•Part II, Item 9A-Controls and Procedures; and
•Part IV, Item 15-Exhibits and Financial Statement Schedules.

The Company is including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A also contains an updated consent of EY (Exhibit 23.1) and Power of Attorney undersigned by the officers and directors of SunPower Corporation (Exhibit 24.1).

Except as discussed above and as further described in Note 1 and Note 2 to the Consolidated Financial Statements in this Form 10-K/A, the Company has not modified or updated the disclosures presented in the Original Form 10-K to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.
3

SunPower Corporation
Form 10-K for the fiscal year ended January 1, 2023

INTRODUCTORY NOTES

Cautionary Statement Regarding Forward-Looking Statements

The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our ability to continue as a going concern, our ability to raise additional capital or obtain financing, our ability to obtain waivers or amendments under our debt agreements, comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our plan and ability to remediate the material weaknesses in our internal control over financial reporting; expectations related to any restated items disclosed herein; our plans and expectations regarding future financial results, including the potential impact of our restatement, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K/A and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A. Risk Factors” herein and our other filings with the Securities and Exchange Commission (“SEC”) for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements, including those set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, cash flows, and financial condition:

Risks Related to Accounting and Financial Reporting Matters

•We have identified material weaknesses in our internal control over financial reporting, and have concluded that our disclosure controls and procedures were not effective as of January 1, 2023. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock. Also, as a result of such material weaknesses and the related restatements of our financial statements, we currently face, and may continue to be subject to litigation or other disputes.

•Adverse publicity and potential concerns from our customers relating to or arising from the restatements could have an adverse effect on our business and financial condition.

Risks Related to Our Liquidity

•Substantial doubt exists about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a full waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements.

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

PART I

ITEM 1. BUSINESS

Corporate History

SunPower has been a leader in the solar industry for over 30 years, originally incorporated in California in 1985 and reincorporated in Delaware in 2004 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Stock Market LLC under the symbol “SPWR.” In fiscal 2011, we became a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of the majority of SunPower common stock (see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 4. Transactions with Total and TotalEnergies SE” for more details on the transaction).

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

For all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the consolidated statements of operations, as well as assets and liabilities of discontinued operations on the consolidated balance sheets. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Discontinued Operations” for more details on the transaction.

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

Supply

The majority of the solar panels used in our residential system solutions are sourced from Maxeon Solar under the terms of our master supply agreement, dated as of February 14, 2022 and amended on December 31, 2022 and November 13, 2023, which replaces the supply agreement we entered into with Maxeon Solar in connection with the Spin-Off. During fiscal 2022, we also began sourcing various modules and components for our residential systems from Waaree Energies Ltd. and Hanwha Qcells through a series of purchase agreements. In addition, we entered into a new supply agreement with Maxeon Solar dated as of December 31, 2022, for the purchase of certain designated residential solar products, including high efficiency premium IBC solar panels, during fiscal 2024 and 2025. We have secured supply of domestically assembled panels, through our agreements with Hanwha Qcells which are being manufactured in Dalton, Georgia. Thus, we have the potential to benefit from the IRA through incentives for corporations to utilize domestic content in third-party owned systems.

We work with our suppliers and partners to ensure the reliability of our supply chain. We are continuing to diversify our supply base by forging new supplier relationships for single-sourced parts to support supply continuity and new products. We have also contracted with certain suppliers for multi-year supply agreements, under which we have annual minimum purchase obligations. In addition, we have begun new partnerships with minority-owned business organizations through our 25x25 DE&I initiative, where we are committed to ensuring industry equity and increasing our supplier diversity. For more information about our purchase commitments and obligations, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Contractual Obligations” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies.”

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

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K/A, which could adversely affect our business, results of operations, cash flows, and financial condition. Although we believe that we have identified and discussed below key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material that may also harm our business, results of operations, cash flows, and financial condition.

Risks Related to Accounting and Financial Reporting Matters

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our disclosure controls and procedures were not effective as of January 1, 2023. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock. Also, as a result of such material weaknesses and the related restatements of our financial statements, we currently face, and may continue to be subject to litigation or other disputes.

In connection with the preparation of the financial statements for the third quarter of fiscal year 2023, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. We also identified deficiencies relating to the reconciliations of inventory at our PPI dealer locations. In light of these matters, management concluded that our internal controls around the review of certain inventory reconciliations were not operating effectively. This material weakness resulted in a net overstatement of costs included in inventory, and a net understatement of cost of revenues for the impacted periods. In addition, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses, and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations. We further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. The Audit Committee, based upon the recommendation of management, determined that our (i) audited financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023, (ii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023, and (iii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

As part of such process, we identified material weaknesses in our internal control over financial reporting related to the Company’s review of certain inventory reconciliations and the classification of expenses in the statements of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate and implement steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weaknesses, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements and requirements in our other agreements, our ability to raise additional capital, access the equity or debt markets or undertake certain types of transactions could adversely impact our liquidity, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

In addition, as a result of such material weaknesses, which could require us to incur significant expense and the related restatements of our financial statements, we currently face, and may continue to be subject to, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, regulatory actions, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation, dispute or regulatory actions, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies-Legal Matters and Note 18. Subsequent Events” for additional information.

Adverse publicity and potential concerns from our customers relating to or arising from the restatements could have an adverse effect on our business and financial condition.

We could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, and the ability for us to be a long-term provider to our customers, particularly in light of the outstanding principal amount of our debt obligations and our ability to comply with the financial covenants contained within our debt agreements. Continued adverse publicity and potential concerns from our customers could harm our business and have an adverse effect on our financial condition.

Risks Related to Our Liquidity

Substantial doubt exists about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a full waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements.

Ernst & Young LLP, our independent registered public accounting firm, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the period ended January 1, 2023 included in this Annual Report on Form 10-K/A, indicating that substantial doubt exists about our ability to continue as a going concern. Although we have improved our liquidity position by obtaining a waiver and amendment (the “Amendment and Waiver”) to the Credit Agreement dated as of September 12, 2022 (as amended, the “Credit Agreement”), if we are unable to continue to do so, including by receiving a full waiver and raising additional capital, we will continue to be in breach of our financial covenants under the Credit Agreement, which may impact conditions that could lead to future events of default under our other debt agreements, and we may not be able to continue as a going concern. Further, we also breached a financial covenant set forth in the Loan and Security Agreement, dated June 30, 2022, entered into by a wholly owned indirect subsidiary of the Company, the lenders party thereto from time to time, Atlas Securitized Products Holdings, L.P., as administrative agent and Computershare Trust Company, National Association, as paying agent (as amended, the “Loan Facility with Credit Suisse AG,” the “Credit Suisse Warehouse Loan,” or the “Atlas Credit Agreement”) due to delay in delivery of the quarterly financials for the third quarter of 2023, which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of the borrowings outstanding or exercise other remedies. We are currently in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under (on behalf of the lenders thereunder) that certain credit agreement, dated as of March 31, 2022, by and among (inter alia) Dorado 1 Senior Borrower, LLC and Dorado 1 Senior Pledgor, LLC (each of which are non-wholly owned subsidiaries of Company), Bank of America N.A., as administrative agent, Computershare Trust Company, National Association, as the collateral agent and the financial institutions party thereto from time to time as lenders (as amended, the “Dorado Credit Agreement”) as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

Although we are seeking additional sources of financing, there can be no assurance that such financing would be available to us on acceptable terms or at all. Any financing that we are able to obtain could entail substantial dilution to stockholders, onerous interest rates or covenants, or other terms that are unfavorable to us and the holders of our common stock. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. The failure to obtain sufficient capital on acceptable terms may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations would be materially adversely affected. In addition, the perception that we may not be able to continue as a going concern may cause customers and other business partners to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations. The accompanying consolidated financial statements to this Annual Report on Form 10-K/A do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned due to the general economic environment, cost inflation, and/or the market pressure driving down the average selling prices of our solar power products, among other factors.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we may need to make significant capital investments in product and process technology as well as enhancing our digital capabilities. In addition, we invest a significant amount of capital to develop solar power systems for sale to customers. The delayed disposition of such projects, or the inability to realize the full anticipated value of such projects on disposition, could have a negative impact on our liquidity. See also under this section, “Risks Related to Our Operations—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows.”

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

As of January 1, 2023, we had approximately $507.5 million of outstanding debt. On January 17, 2023, we repaid the outstanding principal amount of $425.0 million of our 4.00% debentures due 2023 (refer to “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies-Liquidity”).

This level of debt could have material consequences on our future operations, including:

•making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•resulting in an event of default if we fail to comply with the financial and other restrictive covenants and agreements contained in our debt agreements, which event of default could result in all or a significant portion of our debt becoming immediately due and payable;

•reducing the availability of our cash flows to fund working capital, capital expenditures, project development, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Credit Agreement.

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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flows, which, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. If we are unable to generate sufficient cash flows to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There can be no assurance that we will be successful in any sale of assets, refinancing, or restructuring effort. See also “Risks Related to Our Operations—We may in the future be required to consolidate the assets, liabilities, and results of operations of certain of our existing or future joint ventures, which could have an adverse impact on our results of operations, financial position, and gross margin”, “Risks Related to Our Sales Channels—Changes in international trade policies, tariffs, or trade disputes could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows,” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies-Liquidity.”

To the extent there are continued breaches of covenants in our debt agreements, we may not be able to cure such breaches or obtain waivers from our creditors in order to avoid an event of default under such debt agreements. An event of default under any of our debt agreements could have a material adverse effect on our liquidity, financial condition, and results of operations.

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

The lack of project financing, due to tighter credit markets or other reasons could limit our ability to offer competitive financing options for potential customers, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than to our competitors, which could materially and adversely affect our business and financial results.

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

•potential litigation or claims relating to such acquisitions, divestitures or joint ventures, including litigation arising from disagreements with counterparties or claims by or on behalf of our stockholders, such as the pending dispute regarding certain post-closing purchase price adjustments and the lawsuit purportedly filed by our stockholders, in each case, in connection with the disposition of our C&I Solutions business, which are described in more detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Discontinued Operations and Note 18. Subsequent Events,” respectively;

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

As of January 1, 2023, we had federal net operating loss carryforwards of $168.7 million for tax purposes, California state net operating loss carryforwards of approximately $648.5 million for tax purposes, credit carryforwards of approximately $74.0 million for federal tax purposes, and California credit carryforwards of $2.4 million for state tax purposes. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

The disclosure under “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies-Legal Matters” is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay a cash dividend on our common stock in the foreseeable future. Certain of our debt agreements place restrictions on our and our subsidiaries’ ability to pay cash dividends. For more information on our common stock and dividend rights, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 15. Common Stock.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences are discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K/A.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end.

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K/A, we have restated our previously issued consolidated financial statements as of January 1, 2023 and January 2, 2022, and for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021. Refer to the “Explanatory Note” preceding “Item 1. Business” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of January 1, 2023 and January 2, 2022, and for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2. Restatement of Previously Issued Consolidated Financial Statements,” for additional information related to the restatement.

Overview

SunPower is a leading solar technology and energy services provider that offers fully integrated solar, storage, and home energy solutions to customers primarily in the United States and Canada through an array of hardware, software, and financing options and “Smart Energy” solutions. Our Smart Energy initiative is designed to add layers of intelligent control to homes, buildings, and grids—all personalized through easy-to-use customer interfaces. We are a leader in the U.S. Distributed Generation (“DG”) storage and energy services market, providing customers control over electricity consumption and resiliency during power outages, while providing cost savings to homeowners and also reducing carbon emissions and contributing to a more sustainable grid. The five pillars of our strategy include: 1) Customer Care: provide a world-class customer experience that moves beyond the initial system sale to create a lifetime relationship with SunPower, 2) Products: offer all market segments a growing ecosystem of integrated high-value, high-performance products and services, 3) Growth: optimize a multi-channel strategy of distributed dealer network, geographically diverse SunPower Direct channel, and new home builder partnerships for above-market growth, 4) Digital Innovation: enable operational excellence that supports our dealers, accelerates sales, improves financial products and adds customer control and monitoring of systems for optimum efficiency, and 5) Financial Solutions: expand affordable and easy-to-use customer financing products, reducing the biggest barrier to solar adoption. For more information about our business, please refer to the section titled “Part I. Item 1. Business” in this Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023.

Recent Developments

For a discussion on our key transactions and developments during the fiscal year, please refer to the section titled “Part 1. Item 1. Business” in this Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023.

Recent Accounting Pronouncements

See Note 1. Organization and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8. of Part II of this Annual Report on Form 10-K/A for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations (As Restated)

Results of operations in dollars and as a percentage of net revenues were as follows:

	Fiscal Year Ended
	January 1, 2023		January 2, 2022		January 3, 2021
	(As Restated)		(As Restated)		(As Restated)
	in thousands	% of Revenue	in thousands	% of Revenue	in thousands	% of Revenue
Total revenues	$1,741,943	100	$1,128,358	100	$863,489	100
Total cost of revenues	1,338,942	77	876,306	78	715,019	83
Gross profit	403,001	23	252,052	22	148,470	17
Research and development	24,759	1	15,811	1	19,222	2
Sales, general, and administrative	387,260	22	236,104	21	153,820	18
Restructuring charges (credits)	244	—	4,519	—	2,604	—
(Gain) loss on sale and impairment of residential lease assets	—	—	(294)	—	45	—
(Gain) loss on business divestitures	—	—	(5,290)	—	(10,334)	(1)
Expense (income) from transition services agreement, net	69	—	(4,255)	—	(6,260)	(1)
Operating (loss) income	(9,331)	(1)	5,457	—	(10,627)	(1)
Other income (expense), net	97,040	6	(1,532)	—	664,405	77
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	87,709	5	3,925	—	653,778	76
Benefits from (provision for) income taxes	8,383	—	(7,314)	—	(57,817)	(7)
Equity in earnings (losses) of unconsolidated investees	2,272	—	—	—	—	—
Net income (loss) from continuing operations	98,364	6	(3,389)	—	595,961	69
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,676)	—	145	—	1,187	—
Net income (loss) from continuing operations attributable to stockholders	$93,688	5	$(3,244)	—	$597,148	69

Total Revenues (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	% Change	January 2, 2022	% Change	January 3, 2021
Total revenues	$1,741,943	54%	$1,128,358	31%	$863,489

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

Our total revenues increased by 31% during fiscal 2021 as compared to fiscal 2020, primarily due to higher volume in residential cash, loan, and new home lease channels, as demand increased from the decreasing effects of COVID-19 for a majority of fiscal 2021, as well as consolidation of Blue Raven business beginning in the fourth quarter of fiscal 2021. This was partially offset by the discontinuation of manufacturing in our Hillsboro, Oregon facility during fiscal 2021.

One customer accounted for approximately 10%, 18%, and 23% of total revenues for the years ended January 1, 2023 and January 2, 2022, and January 3, 2021, respectively, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	% Change	January 2, 2022	% Change	January 3, 2021
Cost of Revenues
Total cost of revenues	$1,338,942	53%	$876,306	23%	$715,019

Gross Margin
Total gross margin	23%		22%		17%

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

Our gross margin increased by 5 percentage points during fiscal 2021 as compared to fiscal 2020, primarily due to a change in product mix towards more sales using non-installing dealers and SunPower Direct, and resulting lower costs on dealer fees, as well as higher volume of cash, loan, and new home lease channels as compared to fiscal 2020, and consolidation of the Blue Raven business beginning in the fourth quarter of fiscal 2021. In addition, the increase was due to the discontinuation of manufacturing in our Hillsboro, Oregon, facility during fiscal 2021, which generated losses. This was partially offset by one-time quality related charges of $19.8 million for a cracking issue in certain factory-installed connectors within third-party equipment supplied to SunPower, recorded in the fourth quarter of fiscal 2021.

Research and Development (“R&D”) (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
R&D	$24,759	$15,811	$19,222
As a percentage of revenues	1%	1%	2%

R&D expense increased by $8.9 million during the fiscal 2022 as compared to fiscal 2021, primarily due to higher labor costs from increased headcount during fiscal 2022, as well as higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 during fiscal 2022.

R&D expense decreased by $3.4 million during the fiscal 2021 as compared to fiscal 2020, primarily due to higher capitalization of labor costs on software development after reaching technological feasibility under ASC 985-20 during fiscal 2020, as well as a one-time credit received from the Department of Energy for qualified expenses during fiscal 2021.

Sales, General, and Administrative (“SG&A”) (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
SG&A	$387,260	$236,104	$153,820
As a percentage of revenues	22%	21%	18%

SG&A expenses increased by $151.2 million during fiscal 2022 as compared to fiscal 2021, primarily due to the acquisition of Blue Raven in the fourth quarter of fiscal 2021, increased strategic hiring across digital and business functions to support our growth strategy, increased investment in various subscriptions, licenses, and consulting, increased marketing and advertising expenses to support our sales strategy, as well as increased acquisition-related charges and transaction costs for corporate strategic transactions such as acquisitions and divestitures.

SG&A expenses increased by $82.3 million during fiscal 2021 as compared to fiscal 2020, primarily due to the consolidation of Blue Raven upon its acquisition in the fourth quarter of fiscal 2021, as well as higher non-recurring transaction costs and amortization of acquired intangible assets in 2021, increased labor costs from incremental hires, and accelerated vesting of restricted stock units held by our former chief executive officer. The total increase in SG&A was partially offset by proceeds associated with the settlement of litigation during the fourth quarter of fiscal 2021.

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

Other Income (Expense), Net (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Interest income	$3,200	$168	$753
Interest expense	(21,565)	(24,032)	(28,683)
Other, net	115,405	22,332	692,335
Other income (expense), net	$97,040	$(1,532)	$664,405
As a percentage of revenues	6%	—%	77%

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

Interest expense decreased by $4.7 million during fiscal 2021 as compared to fiscal 2020, primarily due to the repayment of our 2021 convertible debentures in the second quarter of fiscal 2021 and the resulting higher interest expense on our other outstanding debt arrangements in fiscal 2020.

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

Income Taxes (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Benefits from (provision for) income taxes	$8,383	$(7,314)	$(57,817)
As a percentage of revenues	—%	—%	(7)%

For fiscal 2022, our income tax benefit of $8.4 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $87.7 million was primarily due to the reversal of deferred taxes previously accrued for California due to the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments.

For fiscal 2021, our income tax provision of $7.3 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $3.9 million was primarily due to deferred tax liability related to mark-to-market unrealized gains on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability.

For fiscal 2020, our income tax provision of $57.8 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $653.8 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments.

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

Equity in earnings (losses) of unconsolidated investees (As Restated)

	Fiscal Year Ended
(In thousands, except percentages)	January 1, 2023	January 2, 2022	January 3, 2021
Equity in earnings (losses) of unconsolidated investees	$2,272	$—	$—
As a percentage of revenues	—%	—%	—%

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

Solar Power Systems and Component Sales

A majority of our revenue is generated by sales of fully functioning solar power systems to our customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site. Our costs to obtain and fulfill contracts associated with systems sales are expensed as sales, general, and administrative expense and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system. In addition, we expense sales commissions when incurred if the amortization period is one year or less, and record within sales, general, and administrative expense in our consolidated statements of operations.

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

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, and contingent consideration, at fair value. The initial recording of goodwill, other identifiable intangible assets, and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 7. Goodwill and Other Intangible Assets.”

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

Liquidity and Capital Resources

Cash Flows (As Restated)

A summary of the sources and uses of cash, cash equivalents, and restricted cash is as follows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net cash (used in) provided by operating activities	$(180,897)	$(40,390)	$(187,391)
Net cash provided by (used in) investing activities	$492,971	$54,294	$129,190
Net cash (used in) provided by financing activities	$(58,167)	$(108,109)	$(153,852)

Operating Activities (As Restated)

The $140.5 million increase in cash used in operations for fiscal 2022 compared to fiscal 2021 was primarily due to changes in operating assets and liabilities. Cash used in operations increased year over year due to prepaid expenses and other current assets from on-balance sheet retail installment contracts, increased deferred revenue, and higher inventories, partially offset by lower net payment for accounts payable and other accrued liabilities.

The $147.0 million decrease in cash used in operations for fiscal 2021 compared to fiscal 2020 was primarily due to a lower net loss in fiscal 2021 compared to fiscal 2020, after excluding non-cash items, most significantly, the Enphase mark-to-market adjustment as well as depreciation and amortization. Also, we saw a lower net cash outflow from changes in operating assets and liabilities in fiscal 2021 compared to fiscal 2020, primarily due to lower payments for accounts payable and other accrued liabilities, and net cash inflow from change in contract assets and contract liabilities, partially offset by lower collection from accounts receivable.

Investing Activities (As Restated)

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

Financing Activities (As Restated)

The $49.9 million decrease in net cash used in financing activities in fiscal 2022 compared to fiscal 2021 primarily resulted from repayment of convertible debt in fiscal 2021, partially offset by higher cash paid on purchases of stock for tax withholding obligations and for distributions to noncontrolling interests in fiscal 2022.

The $45.7 million decrease in net cash used in financing activities in fiscal 2021 compared to fiscal 2020 primarily resulted from lower cash outflow on repurchase of convertible debt, partially offset by higher net repayment of bank loans and other debt, as well lower cash inflow in fiscal 2021 due to one-time proceeds from Maxeon Solar green convertible debt in fiscal 2020.

Debt and Credit Sources

For information about the terms of debt instruments and changes thereof in the period, see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements—Note 12. Debt and Credit Sources”.

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

While we continue to move towards a less capital-intensive business model in the near-term, with the sale of our C&I Solutions business which closed in the second quarter of fiscal 2022, we will continue to need capital in order to grow our business, including investments in customer acquisition, product and digital, as well as mergers and acquisition activities. We will seek to raise additional required capital through various cost-effective sources, which could include accessing the capital markets.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-K, as of October 1, 2023, we breached a financial covenant and a reporting covenant of the Credit Agreement (see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements—Note 12. Debt and Credit Sources”). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023 (the “Amendment Effective Date”), the Company obtained the Amendment and Waiver amending the Credit Agreement, and as amended by the First Amendment to Credit Agreement, dated as of January 26, 2023 (together and as amended, the “Amended Credit Agreement”) by and among the Company, certain of its subsidiaries as guarantors, Bank of America, N.A. (“Bank of America”), BMO Bank, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. as the lenders and L/C issuers party thereto (together, the “Existing Lenders”), and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth under the Atlas Credit Agreement (see “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements—Note 12. Debt and Credit Sources”) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under the Dorado Credit Agreement as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

To address our liquidity needs, management is currently seeking additional waivers and evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, which may include related parties, the capital markets, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The outcome of these matters cannot be predicted with any certainty at this time. Please see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K/A.

For more information, see “Risk Factors—Substantial doubt exists about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements” in this Annual Report on Form 10-K/A.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of January 1, 2023:

		Payments Due by Fiscal Period
(In thousands) (as restated)	Total	2023	2024-2025	2026-2027	Beyond 2027
Convertible debt, including interest[1]	$433,491	$433,491	$—	$—	$—
Other debt, including interest[2]	87,752	87,408	162	162	20
Operating lease commitments[3]	50,079	14,666	21,401	12,157	1,855
Supply agreement commitments[4]	717,216	367,054	344,855	1,562	3,745
Total	$1,288,538	$902,619	$366,418	$13,881	$5,620

1 Convertible debt, including interest, relates to the aggregate of $425.0 million in outstanding principal amount of our 4.00% debentures due 2023, and interest of $8.5 million which is payable upon maturity in fiscal 2023. For the purpose of the table above, we assume that all holders of our convertible debt will continue to hold through the date of maturity, and will not convert. Refer to Note 4. Transactions with Total and TotalEnergies SE.

2 Other debt, including interest, primarily relates to our non-recourse financing and other debt arrangements as described in Note 12. Debt and Credit Sources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For our shares of Enphase common stock (NASDAQ: ENPH), for fiscal 2022 and 2021, we recorded a gain of $115.2 million and a gain of $21.0 million, respectively, within “other, net” in our consolidated statements of operations. During the year ended January 1, 2023, we sold two million shares of Enphase common stock in open market transactions for cash proceeds of $440.1 million. During the year ended January 2, 2022, we sold one million shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. As of January 1, 2023, we retained 0.5 million shares of Enphase common stock.

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

We also have interest rate risk relating to our other outstanding debt, besides debentures, which bear fixed rates of interest (Refer to Note 12. Debt and Credit Sources). The interest and market value changes affect the fair market value of these debts, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. A hypothetical 10 basis points increase or decrease in market interest rates related to these debts would have an immaterial impact on the fair market value of these debts.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2023, except for the effect of the material weaknesses described in the third paragraph of that report, as to which the date is December 18, 2023 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022, 2021, and 2020 consolidated financial statements have been restated to correct misstatements.

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

Warranty reserves
Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company provides a workmanship warranty of up to 25 years from installation and a 25-year standard warranty for SunPower-manufactured microinverters (standard product warranty). The standard product warranty reserve comprises a material portion of the Company’s total warranty reserve of $74.7 million as of January 1, 2023, and is generally computed using a statistical model that incorporates assumptions based on management’s best estimate of expected costs that could result from these warranties. This estimate considers a variety of factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and industry data for similar products.

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
San Jose, California
March 9, 2023, except for the effects of liquidity and going concern disclosed in Note 1 and of the restatement disclosed in Note 2 of the consolidated financial statements, as to which the date is December 18, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SunPower Corporation

Opinion on Internal Control over Financial Reporting

We have audited SunPower Corporation’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, SunPower Corporation (the Company) has not maintained effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.

In our report dated March 9, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to review of certain inventory reconciliations and the classification of expenses in the statement of operations, and has further concluded that such deficiencies represented material weaknesses as of January 1, 2023. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of January 1, 2023. Accordingly, our present opinion on the effectiveness of January 1, 2023’s internal control over financial reporting as of January 1, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the review of certain inventory reconciliations. Management has also identified a material weakness in controls related to the classification of expenses in the statement of operations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 9, 2023, except for the effects of the liquidity and going concern disclosed in Note 1 and of the restatement disclosed in Note 2 of the consolidated financial statements, as to which the date is December 18, 2023, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

San Jose, California
March 9, 2023, except for the effects of the material weaknesses described in the third paragraph above, as to which the date is December 18, 2023

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share par values)

	January 1, 2023	January 2, 2022
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$377,026	$123,735
Restricted cash and cash equivalents, current portion[2]	10,668	1,408
Short-term investments	132,480	365,880
Accounts receivable, net[1]	169,674	120,007
Contract assets	57,070	27,815
Inventories	295,731	214,470
Advances to suppliers, current portion	12,059	462
Prepaid expenses and other current assets[1]	197,811	99,163
Current assets of discontinued operations[1]	—	120,792
Total current assets	1,252,519	1,073,732

Restricted cash and cash equivalents, net of current portion[2]	18,812	18,156
Property, plant and equipment, net	76,473	34,814
Operating lease right-of-use assets	36,926	32,859
Solar power systems leased, net	41,779	45,502
Goodwill	125,998	125,998
Other intangible assets, net	24,192	24,879
Other long-term assets[1]	186,927	155,852
Long-term assets of discontinued operations	—	47,526
Total assets	$1,763,626	$1,559,318

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$243,139	$140,222
Accrued liabilities[1]	148,119	104,143
Operating lease liabilities, current portion	11,356	11,867
Contract liabilities, current portion[1]	141,863	61,424
Short-term debt	82,240	109,470
Convertible debt, current portion[1]	424,919	—
Current liabilities of discontinued operations[1]	—	86,496
Total current liabilities	1,051,636	513,622

Long-term debt	308	380
Convertible debt, net of current portion[1]	—	423,677
Operating lease liabilities, net of current portion	29,347	28,658
Contract liabilities, net of current portion	11,588	19,938
Other long-term liabilities[1]	114,702	146,779
Long-term liabilities of discontinued operations[1]	—	42,661
Total liabilities	1,207,581	1,175,715
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of January 1, 2023 and January 2, 2022	—	—
Common stock, $0.001 par value; 367,500 shares authorized; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023; 186,452 shares issued and 173,051 shares outstanding as of January 2, 2022	174	173
Additional paid-in capital	2,855,930	2,714,500
Accumulated deficit	(2,085,784)	(2,128,633)
Accumulated other comprehensive income (loss)	11,568	11,168
Treasury stock, at cost: 14,018 shares of common stock as of January 1, 2023; 13,401 shares of common stock as of January 2, 2022	(226,646)	(215,240)
Total stockholders' equity	555,242	381,968
Noncontrolling interests in subsidiaries	803	1,635
Total equity	556,045	383,603
Total liabilities and equity	$1,763,626	$1,559,318

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” “convertible debt, net of current portion,” “other long-term liabilities,” “current assets of discontinued operations,” “current liabilities of discontinued operations,” and “long-term liabilities of discontinued operations” financial statement line items on our consolidated balance sheets (see Note 4, Note 10, Note 11, Note 12, and Note 13).

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

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(As Restated)	(As Restated)	(As Restated)
Total revenues[1]	$1,741,943	$1,128,358	$863,489
Total cost of revenues[1]	1,338,942	876,306	715,019
Gross profit	403,001	252,052	148,470
Operating expenses:
Research and development[1]	24,759	15,811	19,222
Sales, general, and administrative[1]	387,260	236,104	153,820
Restructuring charges (credits)	244	4,519	2,604
(Gain) loss on sale and impairment of residential lease assets	—	(294)	45
(Gain) loss on business divestitures, net[1]	—	(5,290)	(10,334)
Expense (income) from transition services agreement, net[1]	69	(4,255)	(6,260)
Total operating expenses	412,332	246,595	159,097
Operating (loss) income	(9,331)	5,457	(10,627)
Other income (expense), net:
Interest income	3,200	168	753
Interest expense[1]	(21,565)	(24,032)	(28,683)
Other, net	115,405	22,332	692,335
Other income (expense), net	97,040	(1,532)	664,405
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	87,709	3,925	653,778
Benefits from (provision for) income taxes	8,383	(7,314)	(57,817)
Equity in earnings (losses) of unconsolidated investees	2,272	—	—
Net income (loss) from continuing operations	98,364	(3,389)	595,961
(Loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees[1]	(51,729)	(46,046)	(126,811)
Benefits from (provision for) income taxes	640	2,048	3,258
Equity in (losses) earnings of unconsolidated investees	—	—	(586)
Net (loss) income from discontinued operations	(51,089)	(43,998)	(124,139)
Net income (loss)	47,275	(47,387)	471,822
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,676)	145	1,187
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	539	(165)
Net (income) loss attributable to noncontrolling interests	(4,426)	684	1,022
Net income (loss) from continuing operations attributable to stockholders	93,688	(3,244)	597,148
Net (loss) income from discontinued operations attributable to stockholders	(50,839)	(43,459)	(124,304)
Net income (loss) attributable to stockholders	$42,849	$(46,703)	$472,844

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.54	$(0.02)	$3.52
Discontinued operations	$(0.29)	$(0.25)	$(0.73)
Net income (loss) per share - basic	$0.25	$(0.27)	$2.79

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.54	$(0.02)	$3.10
Discontinued operations	$(0.29)	$(0.25)	$(0.63)
Net income (loss) per share - diluted	$0.25	$(0.27)	$2.47

Weighted-average shares:
Basic	173,919	172,436	169,801
Diluted	174,603	175,116	197,242

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (gain) loss from business divestitures, net,” “operating expenses: expense (income) from transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees” financial statement line items in our consolidated statements of operations (see Note 4, Note 11, and Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(As Restated)	(As Restated)	(As Restated)
Net income (loss)	$47,275	$(47,387)	$471,822
Components of other comprehensive income (loss):
Translation adjustment	(44)	(15)	2,783
Net change in derivatives	—	570	(741)
Net gain (loss) on long-term pension liability adjustment	444	1,798	(1,123)
Benefit from (provision for) income taxes	—	16	(15)
Total other comprehensive income (loss)	400	2,369	904
Total comprehensive income (loss)	47,675	(45,018)	472,726
Comprehensive (loss) income attributable to noncontrolling interests	(4,426)	684	1,022
Comprehensive income (loss) attributable to stockholders	$43,249	$(44,334)	$473,748
The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 29, 2019 (as reported)	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,449,679)	$10,163	$11,336	$21,499
Cumulative restatement adjustments	—	—	—	—	—	5,128	5,128	—	5,128
Balances at December 29, 2019 (as restated)	168,121	$168	$2,661,819	$(192,633)	$(9,512)	$(2,444,551)	$15,291	$11,336	$26,627
Net income (loss)	—	—	—	—	—	472,844	472,844	(1,022)	471,822
Other comprehensive income	—	—	—	—	904	—	904	—	904
Issuance of restricted stock to employees, net of cancellations	3,597	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	24,101	—	—	—	24,101	—	24,101
Purchases of treasury stock	(1,290)	(1)	—	(12,843)	—	—	(12,844)	—	(12,844)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,392)	(1,392)
Contributions to non-controlling interests	—	—	—	—	—	—	—	22	22
Issuance of Maxeon Solar green convertible notes	—	—	52,167	—	—	—	52,167	—	52,167
Impact of Maxeon Solar Spin-Off	—	—	(52,167)	—	17,407	(110,615)	(145,375)	(6,625)	(152,000)
Balances at January 3, 2021 (as restated)	170,428	$170	$2,685,920	$(205,476)	$8,799	$(2,082,322)	$407,091	$2,319	$409,410
Net income (loss)	—	—	—	—	—	(46,703)	(46,703)	(684)	(47,387)
Other comprehensive income	—	—	—	—	2,369	—	2,369	—	2,369
Issuance of restricted stock to employees, net of cancellations	2,905	3	—	—	—	—	3	—	3
Issuance of common stock to executive[1]	101	—	2,999	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	—	25,511	—	—	—	25,511	—	25,511
Bond/debentures conversion	4	—	159	—	—	—	159	—	159
Purchases of treasury stock	(387)	—	—	(9,739)	—	—	(9,739)	—	(9,739)
Other adjustments	—	—	(89)	(25)	—	392	278	—	278
Balances at January 2, 2022 (as restated)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,128,633)	$381,968	$1,635	$383,603

SunPower Corporation
Consolidated Statements of Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at January 2, 2022 (as restated)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,128,633)	$381,968	$1,635	$383,603
Net income (loss)	—	—	—	—	—	42,849	42,849	4,426	47,275
Other comprehensive income	—	—	—	—	400	—	400	—	400
Issuance of restricted stock to employees, net of cancellations	1,835	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	26,434	—	—	—	26,434	—	26,434
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,201)	(9,201)
Purchases of treasury stock	(617)	—	—	(11,406)	—	—	(11,406)	—	(11,406)
Gain on sale of C&I Solutions business, net of tax[2]	—	—	112,290	—	—	—	112,290	3,943	116,233
Income taxes[3]	—	—	2,706	—	—	—	2,706	—	2,706
Balances at January 1, 2023 (as restated)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,085,784)	$555,242	$803	$556,045

1 Refer to Note 13. Related-Party Transactions for details.

2 As TotalEnergies Renewables is a subsidiary of TotalEnergies SE, our parent company, the sale of our C&I Solutions business was a transaction under common control. As such, total gain on sale of our C&I Solutions business was included in Additional Paid-in-Capital within our consolidated statements of equity. Refer to Note 3. Discontinued Operations for further details.

3 Relates to a reduction of income tax liability resulting from utilization of carryover R&D credits on book to tax difference on interest on convertible debt.

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$47,275	$(47,387)	$471,822
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,291	11,863	48,660
Amortization of cloud computing arrangements	5,339	72	—
Stock-based compensation	26,434	25,902	24,817
Amortization of debt issuance costs	3,664	5,042	6,562
Equity in (earnings) losses of unconsolidated investees	(2,271)	—	586
(Gain) loss on equity investments	(114,710)	(21,712)	(692,100)
(Gain) loss on retirement of convertible debt	—	—	(2,182)
(Gain) loss on sale of investments	—	(1,162)	—
(Gain) loss on business divestitures, net	—	(224)	(10,334)
Unrealized (gain) loss on derivatives	(2,293)	—	—
Dividend from equity method investees	120	—	—
Deferred income taxes	(13,973)	5,688	19,241
(Gain) loss on sale and impairment of residential lease assets	—	(226)	1,024
Other, net:	1,209	(670)	196
Changes in operating assets and liabilities:
Accounts receivable	(59,969)	(16,792)	98,466
Contract assets	(14,174)	36,260	(12,483)
Inventories	(90,227)	(5,363)	(29,808)
Project assets	295	4,398	(8,187)
Prepaid expenses and other assets	(200,687)	(32,726)	(5,639)
Operating lease right-of-use assets	11,445	11,262	10,552
Advances to suppliers	(11,915)	(462)	13,482
Accounts payable and other accrued liabilities	120,518	(10,298)	(77,135)
Contract liabilities	97,900	9,155	(34,530)
Operating lease liabilities	(15,168)	(13,010)	(10,401)
Net cash (used in) provided by operating activities	(180,897)	(40,390)	(187,391)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(48,807)	(10,024)	(14,577)
Investments in software development costs	(5,690)	(3,519)	—
Proceeds from sale of property, plant and equipment	—	900	—
Cash paid for solar power systems	—	(635)	(6,528)
Purchases of marketable securities	—	—	(1,338)
Proceeds from maturities of marketable securities	—	—	6,588
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds	—	—	(131,136)
Cash received from sale of investments	—	1,200	—
Proceeds from business divestitures, net of de-consolidated cash	—	10,516	15,418
Cash received from C&I Solutions sale, net of de-consolidated cash	146,303	—	—
Cash paid for acquisitions, net of cash acquired	—	(124,200)	—
Cash paid for equity investments under the Dealer Accelerator Program and other	(30,920)	—	—
Proceeds from sale of equity investment	440,108	177,780	253,039
Proceeds from return of capital from equity investments	—	2,276	7,724
Cash paid for investments in unconsolidated investees	(8,173)	—	—
Dividend from equity method investee, in excess of cumulative earnings	150	—	—
Net cash provided by (used in) investing activities	492,971	54,294	129,190
Cash flows from financing activities:
Proceeds from bank loans and other debt	146,211	152,081	216,483
Repayment of bank loans and other debt	(182,340)	(180,869)	(227,677)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	—	—	14,789
Repayment of non-recourse residential and commercial financing	—	(9,798)	(9,044)
Contributions from noncontrolling interests attributable to residential projects	—	—	22
Distributions to noncontrolling interests attributable to residential projects	(9,201)	—	(1,392)
Repayment of convertible debt	—	(62,757)	(334,732)
Proceeds from issuance of Maxeon Solar green convertible debt	—	—	200,000
Payments for financing leases	(1,432)	(2)	—
Receipt of contingent asset of a prior business combination	—	—	2,245
Settlement of contingent consideration arrangement of a prior business combination	—	—	(776)
Issuance of common stock to executive	—	2,998	—
Equity offering costs paid	—	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(11,405)	(9,762)	(12,842)
Net cash (used in) provided by financing activities	(58,167)	(108,109)	(153,852)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	200
Net increase (decrease) in cash, cash equivalents, and restricted cash	253,907	(94,205)	(211,853)
Cash, cash equivalents, and restricted cash, beginning of period	152,599	246,804	458,657
Cash, cash equivalents, and restricted cash, end of period	$406,506	$152,599	$246,804

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$377,026	$127,130	$232,765
Restricted cash and cash equivalents, current portion	10,668	4,874	5,518
Restricted cash and cash equivalents, net of current portion	18,812	20,595	8,521
Total cash, cash equivalents, and restricted cash	$406,506	$152,599	$246,804

Supplemental disclosure of non-cash activities:
Costs of solar power systems funded by liabilities	$—	$—	$635
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$12,380	$1,368	$866
Right-of-use assets obtained in exchange for lease obligations	$14,452	$20,838	$22,794
Net working capital settlement related to C&I Solutions sale	$7,005	$—	$—
Deconsolidation of right-of-use assets and lease obligations	$—	$3,340	$—
Debt repaid in sale of commercial projects	$—	$5,585	$—
Assumption of liabilities in connection with business divestitures	$—	$—	$9,056
Holdbacks in connection with business divestitures	$—	$—	$7,199
Costs of solar power systems sourced from existing inventory	$—	$—	$1,018
Fair value of contingent consideration for business combination	$—	$11,100	$—
Supplemental cash flow disclosures:
Cash paid for interest	$21,064	$25,289	$31,704
Cash paid for income taxes	$7,437	$22,825	$18,708

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

SunPower was a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings France SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of the majority of SunPower common stock (see Note 4. Transactions with Total and TotalEnergies SE).

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

On February 6, 2022, we signed an Equity Purchase Agreement (the “Definitive Agreement”) with TotalEnergies Renewables USA, LLC (“TotalEnergies Renewables”), a Delaware limited liability company and wholly owned subsidiary of TotalEnergies SE, for the sale of our Commercial and Industrial Solutions (“C&I Solutions”) business for a preliminary purchase price of $190.0 million, subject to the terms and considerations set forth in the Definitive Agreement. The transaction closed on May 31, 2022, and upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. Refer to Note 3. Discontinued Operations for more details on the transaction.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-K, as of October 1, 2023, we breached a financial covenant and a reporting covenant of the Credit Agreement (see Note 12. Debt and Credit Sources). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023, the Company obtained the Amendment and Waiver amending the Credit Agreement, and as amended by the First Amendment to Credit Agreement, dated as of January 26, 2023 (together and as amended, the “Amended Credit Agreement”) by and among the Company, certain of its subsidiaries as guarantors, Bank of America, N.A. (“Bank of America”), BMO Bank, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. as the lenders and L/C issuers party thereto (together, the “Existing Lenders”), and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth in the Loan and Security Agreement, dated June 30, 2022, entered into by a wholly owned indirect subsidiary of the Company, the lenders party thereto from time to time, Atlas Securitized Products Holdings, L.P., as administrative agent and Computershare Trust Company, National Association, as paying agent (as amended, the “Loan Facility with Credit Suisse AG,” the “Credit Suisse Warehouse Loan,” or the “Atlas Credit Agreement”) (see Note 12. Debt and Credit Sources) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders under the Credit Agreement and the Atlas Credit Agreement were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern.

To address our liquidity needs, management is currently seeking additional waivers and evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, which may include related parties, the capital markets, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The outcome of these matters cannot be predicted with any certainty at this time.

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

Restatement of Previously Issued Consolidated Financial Statements

As described in Note 2. Restatement of Previously Issued Consolidated Financial Statements, our consolidated financial statements for fiscal years 2022, 2021, and 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (this “Amendment No.1”, this “Annual Report” or this “Form 10-K/A”) to reflect the corrections related to the value of consignment inventory of microinverter (“MI”) components at certain warehouse and third-party locations and corrections related to reclassification of certain expenses in our statements of operations, along with other immaterial corrections. The restated consolidated financial statements are indicated as “Restated” in the audited consolidated financial statements and accompanying notes, as applicable. See Note 2. Restatement of Previously Issued Consolidated Financial Statements for further discussion.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. During fiscal 2022, we recorded a fair value adjustment of $1.8 million related to our equity investments with Fair Value Option (“FVO”). The fair value adjustment was included within “equity in losses of unconsolidated investees” in our consolidated statements of operations for the years ended January 1, 2023 (see Note 8. Fair Value Measurements).

In addition, we have derivative financial instruments which are carried at fair value based on observable price changes in orderly transactions for financial instruments with similar characteristics. Changes in fair value of our derivative financial instruments are recognized immediately, and included in “interest expense” in our consolidated statements of operations (see Note 8. Fair Value Measurements).

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

Our classification of our inventory as current inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months. All of our inventory was classified as current as of January 1, 2023. (See Note 6. Balance Sheet Components).

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

As of January 1, 2023, we had no customers that accounted for at least 10% of our accounts receivable balance. As of January 2, 2022, one customer accounted for 12.1% of our accounts receivable balance. As of January 1, 2023, we reported $169.7 million of accounts receivable, net of allowances of $14.8 million. Based on the aging analysis as of January 1, 2023, 74% of our trade accounts receivable was outstanding less than 60 days. Refer to Note 6. Balance Sheet Components for more details on changes in allowance for credit losses. We have not seen significant changes to the recovery rate of our accounts receivables as a result of the COVID-19 pandemic and more recent inflationary pressures and economic downturn, but we are continuing to actively monitor the impact on our expected credit losses.

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

Solar Power Systems and Component Sales

A majority of our revenue is generated by sales of fully functioning solar power systems to our customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site. Our costs to obtain and fulfill contracts associated with systems sales are expensed as sales, general, and administrative expense and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system. In addition, we expense sales commissions when incurred if the amortization period is one year or less, and record within sales, general, and administrative expense in our consolidated statements of operations.

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

In measuring the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, includes assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our total external market capitalization to validate the appropriateness of its assumptions and such reporting unit values are adjusted, if appropriate. These assumptions also consider the current industry environment and the resulting impact on our expectations for the performance of our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Refer to Note 7. Goodwill and Other Intangible Assets for additional details on our goodwill impairment test performed during fiscal 2022.

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

Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets, and contingent consideration at fair value. The initial recording of goodwill, other intangible assets, and contingent consideration requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Note 7. Goodwill and Other Intangible Assets). We charge acquisition related costs that are not part of the consideration to sales, general, and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the consolidated balance sheets, statements of operations, and statements of cash flows for the fiscal years included in the Original Form 10-K. The consolidated statements of comprehensive income (loss) and statements of equity for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 have also been restated for the correction to net income (loss).

The audited consolidated financial statements for fiscal year 2022 have been restated to reflect the corrections related to the value of consignment inventory of MI components at certain warehouse and third-party locations, and reclassification of certain expenses on our consolidated statements of operations as further described below, along with other immaterial items pertaining to fiscal years 2022, 2021 and 2020. The effects of the restatement, including the related income tax impacts are reflected in the impacted tables and footnotes throughout these consolidated financial statements in this Amendment No. 1. The restatement adjustments and their impacts on the previously issued consolidated financial statements included in the Original Form 10-K are described below.

Description of Restatement Adjustments

The categories of the restatement adjustments and their impact on the previously reported consolidated financial statements included in the Original Form 10-K are described below.

a.Inventory-Related Adjustments - In the third quarter of fiscal year 2023, while reviewing our inventory account reconciliations, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. This resulted in an overstatement of MI costs included in finished goods inventory, and an understatement of cost of revenues for the impacted periods. The impact of the correction is to recognize an increase in cost of revenues for the relevant MI costs, with a corresponding reduction to our finished goods inventory and increase in accrued liabilities related to additional accruals for sales and use taxes. In addition, we also identified other immaterial miscellaneous inventory-related misstatements during fiscal year 2022, pertaining to the physical inventory counts and classifications between financial statement line items related to inventories.
•The aggregated impact to the consolidated statements of operations for fiscal year 2022 is an increase to total cost of revenues of $14.6 million. The impact to the consolidated balance sheets as of January 1, 2023 is a decrease in inventories of $19.7 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, an increase in accounts payable of $0.8 million, and an increase in accrued liabilities of $0.4 million.

b.Classification of Expense in the Statements of Operations - In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses. This resulted in the reclassification of certain expenses from cost of revenues to selling, general, and administrative expense for the fiscal years 2022, 2021 and 2020.
•The aggregated impact to the consolidated statements of operations for fiscal year 2022 is a decrease to total cost of revenues of $49.1 million and an increase to sales, general, and administrative expenses of $49.1 million.
•The aggregated impact to the consolidated statements of operations for fiscal year 2021 is a decrease to total cost of revenues of $26.8 million and an increase to sales, general, and administrative expenses of $26.8 million.

•The aggregated impact to the consolidated statements of operations for fiscal year 2020 is a decrease to total cost of revenues of $18.1 million and an increase to sales, general, and administrative expenses of $18.1 million.

c.Discontinued Operations - We determined that certain charges for changes in estimates related to indemnifications on warranty obligations and legal costs we have retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables should have been classified as discontinued operations instead of continuing operations in the consolidated statements of operations for fiscal year 2022.
•The impact to the consolidated statements of operations for fiscal year 2022 is a decrease to total cost of revenues of $3.5 million and a decrease to sales, general, and administrative expenses of $1.1 million, with an increase to discontinued operations by the total amount.

d.Timing of Revenue Recognition for Certain Revenue Contracts - In the fourth quarter of fiscal year 2022, we determined that a portion of revenue earned from sales through our New Homes channel were incorrectly deferred. We concluded that our performance obligations related to these contracts had been satisfied and revenue should have been recognized.
•The impact to the consolidated statements of operations for fiscal year 2022 is an increase to total revenues of $4.6 million and an increase to total cost of revenues of $2.9 million. The impact to the consolidated balance sheets as of January 1, 2023 is an increase in contract assets of $6.4 million and a decrease in prepaid expenses and other current assets of $4.0 million.
•The impact to the consolidated statements of operations for fiscal year 2021 is a decrease to total revenues of $1.4 million and a decrease to total cost of revenues of $0.7 million. The impact to the consolidated balance sheets as of January 2, 2022 is an increase in contract assets of $1.8 million and a decrease in prepaid expenses and other current assets of $1.1 million.
•The impact to the consolidated statements of operations for fiscal year 2020 is a decrease to total revenues of $4.6 million and a decrease to total cost of revenues of $2.3 million.

e.Other Restatement Adjustments - There are other restatement adjustments otherwise not described in items (a) to (d) above, which are individually and in the aggregate insignificant for fiscal years 2022, 2021, and 2020.

Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued consolidated financial statements as of fiscal years 2022 and 2021, and for fiscal years 2022, 2021, and 2020, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts.

Summary of Restatement - Consolidated Balance Sheets

	January 1, 2023				January 2, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$377,026	$—		$377,026	$123,735	$—		$123,735
Restricted cash and cash equivalents, current portion	9,855	813	e	10,668	691	717	e	1,408
Short-term investments	132,480	—		132,480	365,880	—		365,880
Accounts receivable, net	174,577	(4,903)	e	169,674	121,268	(1,261)	e	120,007
Contract assets	50,692	6,378	d	57,070	25,994	1,821	d	27,815
Inventories	316,815	(21,084)	a, e	295,731	214,432	38	e	214,470
Advances to suppliers, current portion	9,309	2,750	a	12,059	462	—		462
Prepaid expenses and other current assets	197,760	51	a, d, e	197,811	100,212	(1,049)	d, e	99,163

Current assets of discontinued operations	—	—		—	120,792	—		120,792
Total current assets	1,268,514	(15,995)		1,252,519	1,073,466	266		1,073,732

Restricted cash and cash equivalents, net of current portion	15,151	3,661	e	18,812	14,887	3,269	e	18,156
Property, plant and equipment, net	74,522	1,951	e	76,473	33,560	1,254	e	34,814
Operating lease right-of-use assets	36,926	—		36,926	31,654	1,205	e	32,859
Solar power systems leased, net	41,779	—		41,779	45,502	—		45,502
Goodwill	126,338	(340)	e	125,998	126,338	(340)	e	125,998
Other intangible assets, net	24,192	—		24,192	24,879	—		24,879
Other long-term assets	192,585	(5,658)	e	186,927	156,994	(1,142)	e	155,852
Long-term assets of discontinued operations	—	—		—	47,526	—		47,526
Total assets	$1,780,007	$(16,381)		$1,763,626	$1,554,806	$4,512		$1,559,318

Liabilities and Equity
Current liabilities:
Accounts payable	$242,229	$910	a, e	$243,139	$138,514	$1,708	e	$140,222
Accrued liabilities	145,229	2,890	a, e	148,119	101,980	2,163	e	104,143
Operating lease liabilities, current portion	11,356	—		11,356	10,753	1,114	e	11,867
Contract liabilities, current portion	144,209	(2,346)	e	141,863	62,285	(861)	e	61,424
Short-term debt	82,404	(164)	e	82,240	109,568	(98)	e	109,470
Convertible debt, current portion	424,919	—		424,919	—	—		—
Current liabilities of discontinued operations	—	—		—	86,496	—		86,496
Total current liabilities	1,050,346	1,290		1,051,636	509,596	4,026		513,622

Long-term debt	308	—		308	380	—		380
Convertible debt, net of current portion	—	—		—	423,677	—		423,677
Operating lease liabilities, net of current portion	29,347	—		29,347	28,566	92	e	28,658
Contract liabilities, net of current portion	11,555	33	e	11,588	18,705	1,233	e	19,938
Other long-term liabilities	112,797	1,905	e	114,702	141,197	5,582	e	146,779
Long-term liabilities of discontinued operations	—	—		—	42,661	—		42,661
Total liabilities	1,204,353	3,228		1,207,581	1,164,782	10,933		1,175,715
Commitments and contingencies
Equity:
Common stock	174	—		174	173	—		173
Additional paid-in capital	2,855,930	—		2,855,930	2,714,500	—		2,714,500
Accumulated deficit	(2,066,175)	(19,609)	a, d, e	(2,085,784)	(2,122,212)	(6,421)	d, e	(2,128,633)
Accumulated other comprehensive income (loss)	11,568	—		11,568	11,168	—		11,168
Treasury stock, at cost	(226,646)	—		(226,646)	(215,240)	—		(215,240)
Total stockholders' equity	574,851	(19,609)		555,242	388,389	(6,421)		381,968
Noncontrolling interests in subsidiaries	803	—		803	1,635	—		1,635
Total equity	575,654	(19,609)		556,045	390,024	(6,421)		383,603

Total liabilities and equity	$1,780,007	$(16,381)	$1,763,626	$1,554,806	$4,512	$1,559,318

Summary of Restatement - Consolidated Statements of Operations

	Fiscal Year Ended January 1, 2023				Fiscal Year Ended January 2, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Total revenues	$1,741,072	$871	d, e	$1,741,943	$1,132,029	$(3,671)	d, e	$1,128,358
Total cost of revenues	1,377,169	(38,227)	a-e	1,338,942	902,718	(26,412)	b, d, e	876,306
Gross profit	363,903	39,098		403,001	229,311	22,741		252,052
Operating expenses:
Research and development	24,759	—		24,759	15,711	100	e	15,811
Sales, general, and administrative	339,323	47,937	b, c, e	387,260	204,166	31,938	b, e	236,104
Restructuring charges (credits)	244	—		244	4,519	—		4,519
(Gain) loss on sale and impairment of residential lease assets	—	—		—	(294)	—		(294)
(Gain) loss on business divestitures, net	—	—		—	(5,290)	—		(5,290)
Expense (income) from transition services agreement, net	69	—		69	(4,255)	—		(4,255)
Total operating expenses	364,395	47,937		412,332	214,557	32,038		246,595
Operating (loss) income	(492)	(8,839)		(9,331)	14,754	(9,297)		5,457
Other income (expense), net:
Interest income	3,200	—		3,200	168	—		168
Interest expense	(21,566)	1	e	(21,565)	(24,031)	(1)	e	(24,032)
Other, net	115,405	—		115,405	22,332	—		22,332
Other income (expense), net	97,039	1		97,040	(1,531)	(1)		(1,532)
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	96,547	(8,838)		87,709	13,223	(9,298)		3,925
Benefits from (provision for) income taxes	8,164	219	e	8,383	(7,267)	(47)	e	(7,314)
Equity in earnings (losses) of unconsolidated investees	2,323	(51)	e	2,272	—	—		—
Net income (loss) from continuing operations	107,034	(8,670)		98,364	5,956	(9,345)		(3,389)
(Loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees	(47,155)	(4,574)	c	(51,729)	(46,046)	—		(46,046)
Benefits from (provision for) income taxes	584	56	e	640	2,048	—		2,048
Net (loss) income from discontinued operations	(46,571)	(4,518)		(51,089)	(43,998)	—		(43,998)
Net income (loss)	60,463	(13,188)		47,275	(38,042)	(9,345)		(47,387)
Net (income) loss from continuing operations attributable to noncontrolling interests	(4,676)	—		(4,676)	145	—		145
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	—		250	539	—		539
Net (income) loss attributable to noncontrolling interests	(4,426)	—		(4,426)	684	—		684
Net income (loss) from continuing operations attributable to stockholders	102,358	(8,670)		93,688	6,101	(9,345)		(3,244)

Net (loss) income from discontinued operations attributable to stockholders	(46,321)	(4,518)		(50,839)	(43,459)	—		(43,459)
Net income (loss) attributable to stockholders	$56,037	$(13,188)		$42,849	$(37,358)	$(9,345)		$(46,703)

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.59	$(0.05)	a, c, d, e	$0.54	$0.03	$(0.05)	d, e	$(0.02)
Discontinued operations	$(0.27)	$(0.02)	c, e	$(0.29)	$(0.25)	$—		$(0.25)
Net income (loss) per share - basic	$0.32	$(0.07)	a, d, e	$0.25	$(0.22)	$(0.05)	d, e	$(0.27)

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.59	$(0.05)	a, c, d, e	$0.54	$0.03	$(0.05)	d, e	$(0.02)
Discontinued operations	$(0.27)	$(0.02)	c, e	$(0.29)	$(0.25)	$—		$(0.25)
Net income (loss) per share - diluted	$0.32	$(0.07)	a, d, e	$0.25	$(0.22)	$(0.05)	d, e	$(0.27)

Weighted-average shares:
Basic	173,919	—		173,919	172,436	—		172,436
Diluted	174,603	—		174,603	175,116	—		175,116

	Fiscal Year Ended January 3, 2021
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Total revenues	$870,017	$(6,528)	d, e	$863,489
Total cost of revenues	733,371	(18,352)	b, d, e	715,019
Gross profit	136,646	11,824		148,470
Operating expenses:
Research and development	19,322	(100)	e	19,222
Sales, general, and administrative	138,815	15,005	b, e	153,820
Restructuring charges (credits)	2,604	—		2,604
Loss (gain) on sale and impairment of residential lease assets	45	—		45
(Gain) loss on business divestitures, net	(10,334)	—		(10,334)
(Income) expense from transition services agreement, net	(6,260)	—		(6,260)
Total operating expenses	144,192	14,905		159,097
Operating (loss) income	(7,546)	(3,081)		(10,627)
Other income (expense), net:
Interest income	753	—		753
Interest expense	(28,683)	—		(28,683)
Other, net	692,335	—		692,335
Other income (expense), net	664,405	—		664,405
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	656,859	(3,081)		653,778
(Provision for) benefits from income taxes	(57,665)	(152)	e	(57,817)
Net income (loss) from continuing operations	599,194	(3,233)		595,961
(Loss) income from discontinued operations before income taxes and equity in (losses) earnings of unconsolidated investees[1]	(127,889)	1,078	e	(126,811)
Benefits from (provision for) income taxes	3,307	(49)	e	3,258
Equity in (losses) earnings of unconsolidated investees	(586)	—		(586)
Net (loss) income from discontinued operations	(125,168)	1,029		(124,139)
Net income (loss)	474,026	(2,204)		471,822

Net loss (income) from continuing operations attributable to noncontrolling interests	1,187	—		1,187
Net (income) loss from discontinued operations attributable to noncontrolling interests	(165)	—		(165)
Net loss (income) attributable to noncontrolling interests	1,022	—		1,022
Net income (loss) from continuing operations attributable to stockholders	600,381	(3,233)		597,148
Net (loss) income from discontinued operations attributable to stockholders	(125,333)	1,029		(124,304)
Net income (loss) attributable to stockholders	$475,048	$(2,204)		$472,844

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$3.54	$(0.02)	d, e	$3.52
Discontinued operations	$(0.74)	$0.01	e	$(0.73)
Net income (loss) per share - basic	$2.80	$(0.01)	d, e	$2.79

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$3.12	$(0.02)	d, e	$3.10
Discontinued operations	$(0.64)	$0.01	e	$(0.63)
Net income (loss) per share - diluted	$2.48	$(0.01)	d, e	$2.47

Weighted-average shares:
Basic	169,801	—		169,801
Diluted	197,242	—		197,242

Summary of Restatement - Consolidated Statements of Cash Flows

	Fiscal Year Ended January 1, 2023				Fiscal Year Ended January 2, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$60,463	$(13,188)	a, d, e	$47,275	$(38,042)	$(9,345)	d, e	$(47,387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29,485	806	e	30,291	11,434	429	e	11,863
Amortization of cloud computing arrangements	5,115	224	e	5,339	72	—		72
Stock-based compensation	26,434	—		26,434	25,902	—		25,902
Amortization of debt issuance costs	3,664	—		3,664	5,042	—		5,042
Equity in (earnings) losses of unconsolidated investees	(2,323)	52	e	(2,271)	—	—		—
(Gain) loss on equity investments	(114,710)	—		(114,710)	(21,712)	—		(21,712)
(Gain) loss on sale of investments	—	—		—	(1,162)	—		(1,162)
(Gain) loss on business divestitures, net	—	—		—	(224)	—		(224)
Unrealized (gain) loss on derivatives	(2,293)	—		(2,293)	—	—		—
Dividend from equity method investees	120	—		120	—	—		—
Deferred income taxes	(13,973)	—		(13,973)	5,688	—		5,688

(Gain) loss on sale and impairment of residential lease assets	—	—		—	(226)	—		(226)
Other, net	1,209	—		1,209	(5,670)	5,000	e	(670)
Changes in operating assets and liabilities:
Accounts receivable	(63,611)	3,642	e	(59,969)	(18,549)	1,757	e	(16,792)
Contract assets	(9,617)	(4,557)	d	(14,174)	34,850	1,410	d	36,260
Inventories	(111,349)	21,122	a, e	(90,227)	(5,325)	(38)	e	(5,363)
Project assets	295	—		295	4,398	—		4,398
Prepaid expenses and other assets	(202,474)	1,787	a, d, e	(200,687)	(32,701)	(25)	d, e	(32,726)
Operating lease right-of-use assets	11,257	188	e	11,445	11,257	5	e	11,262
Advances to suppliers	(9,165)	(2,750)	a	(11,915)	(462)	—		(462)
Accounts payable and other accrued liabilities	122,986	(2,468)	a, e	120,518	(16,269)	5,971	e	(10,298)
Contract liabilities	100,584	(2,684)	e	97,900	10,229	(1,074)	e	9,155
Operating lease liabilities	(13,579)	(1,589)	e	(15,168)	(13,006)	(4)	e	(13,010)
Net cash (used in) provided by operating activities	(181,482)	585		(180,897)	(44,476)	4,086		(40,390)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(48,807)	—		(48,807)	(10,024)	—		(10,024)
Investments in software development costs	(5,690)	—		(5,690)	(3,519)	—		(3,519)
Proceeds from sale of property, plant and equipment	—	—		—	900	—		900
Cash paid for solar power systems	—	—		—	(635)	—		(635)
Cash received from sale of investments	—	—		—	1,200	—		1,200
Proceeds from business divestiture, net of de-consolidated cash	—	—		—	10,516	—		10,516
Cash received from C&I Solutions sale, net of de-consolidated cash	146,303	—		146,303	—	—		—
Cash paid for acquisitions, net of cash acquired	—	—		—	(124,200)	—		(124,200)
Cash paid for equity investments under the Dealer Accelerator Program and other	(30,920)	—		(30,920)	—	—		—
Proceeds from sale of equity investment	440,108	—		440,108	177,780	—		177,780
Proceeds from return of capital from equity investments	—	—		—	2,276	—		2,276
Cash paid for investments in unconsolidated investees	(8,173)	—		(8,173)	—	—		—
Dividend from equity method investee, in excess of cumulative earnings	150	—		150	—	—		—
Net cash provided by (used in) investing activities	492,971	—		492,971	54,294	—		54,294
Cash flows from financing activities:
Proceeds from bank loans and other debt	146,211	—		146,211	152,081	—		152,081

Repayment of bank loans and other debt	(182,274)	(66)	e	(182,340)	(180,771)	(98)	e	(180,869)
Repayment of non-recourse residential and commercial financing	—	—		—	(9,798)	—		(9,798)
Distributions to noncontrolling interests attributable to residential projects	(9,201)	—		(9,201)	—	—		—
Repayment of convertible debt	—	—		—	(62,757)	—		(62,757)
Payments for financing leases	(1,401)	(31)	e	(1,432)	—	(2)	e	(2)
Issuance of common stock to executive	—	—		—	2,998	—		2,998
Purchases of stock for tax withholding obligations on vested restricted stock	(11,405)	—		(11,405)	(9,762)	—		(9,762)
Net cash (used in) provided by financing activities	(58,070)	(97)		(58,167)	(108,009)	(100)		(108,109)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	$—	$—		$—	$—	$—		$—
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	253,419	488		253,907	(98,191)	3,986		(94,205)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	148,613	3,986	e	152,599	246,804	—		246,804
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$402,032	$4,474		$406,506	$148,613	$3,986		$152,599

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$377,026	$—		$377,026	$127,130	$—		$127,130
Restricted cash and cash equivalents, current portion	9,855	813	e	10,668	4,157	717	e	4,874
Restricted cash and cash equivalents, net of current portion	15,151	3,661	e	18,812	17,326	3,269	e	20,595
Total cash, cash equivalents, and restricted cash	$402,032	$4,474		$406,506	$148,613	$3,986		$152,599

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$12,428	$(48)	e	$12,380	$1,320	$48	e	$1,368
Right-of-use assets obtained in exchange for lease obligations	$15,469	$(1,017)	e	$14,452	$19,628	$1,210	e	$20,838
Working capital adjustment related to C&I Solutions sale	$7,005	$—		$7,005	$—	$—		$—
Deconsolidation of right-of-use assets and lease obligations	$—	$—		$—	$3,340	$—		$3,340
Debt repaid in sale of commercial projects	$—	$—		$—	$5,585	$—		$5,585
Fair value of contingent consideration for business combination	$—	$—		$—	$11,100	$—		$11,100
Supplemental cash flow disclosures:

Cash paid for interest	$21,064	$—	$21,064	$25,289	$—	$25,289
Cash paid for income taxes	$7,437	$—	$7,437	$22,825	$—	$22,825

	Fiscal Year Ended January 3, 2021
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$474,026	$(2,204)	d, e	$471,822
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48,304	356	e	48,660
Stock-based compensation	24,817	—		24,817
Amortization of debt issuance costs	6,562	—		6,562
Equity in losses (earnings) of unconsolidated investees	586	—		586
(Gain) loss on equity investments	(692,100)	—		(692,100)
(Gain) loss on retirement of convertible debt	(2,182)	—		(2,182)
(Gain) loss on business divestitures, net	(10,334)	—		(10,334)
Deferred income taxes	19,241	—		19,241
Loss (gain) on sale and impairment of residential lease assets	1,024	—		1,024
Other, net	534	(338)		196
Changes in operating assets and liabilities:
Accounts receivable	98,962	(496)	e	98,466
Contract assets	(12,063)	(420)	e	(12,483)
Inventories	(29,808)	—		(29,808)
Project assets	(8,187)	—		(8,187)
Prepaid expenses and other assets	(6,161)	522	e	(5,639)
Operating lease right-of-use assets	10,552	—		10,552
Advances to suppliers	13,482	—		13,482
Accounts payable and other accrued liabilities	(78,269)	1,134	e	(77,135)
Contract liabilities	(35,976)	1,446	e	(34,530)
Operating lease liabilities	(10,401)	—		(10,401)
Net cash (used in) provided by operating activities	(187,391)	—		(187,391)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,577)	—		(14,577)
Cash paid for solar power systems	(6,528)	—		(6,528)
Purchases of marketable securities	(1,338)	—		(1,338)
Proceeds from maturities of marketable securities	6,588	—		6,588
Cash outflow upon Maxeon Solar Spin-Off, net of proceeds	(131,136)	—		(131,136)
Proceeds from business divestiture, net of deconsolidated cash	15,418	—		15,418
Proceeds from sale of equity investment	253,039	—		253,039
Proceeds from return of capital from equity investments	7,724	—		7,724
Net cash provided by (used in) investing activities	129,190	—		129,190
Cash flows from financing activities:
Proceeds from bank loans and other debt	216,483	—		216,483
Repayment of bank loans and other debt	(227,677)	—		(227,677)
Proceeds from issuance of non-recourse residential and commercial financing, net of issuance costs	14,789	—		14,789
Repayment of non-recourse residential and commercial financing	(9,044)	—		(9,044)
Contributions from noncontrolling interests attributable to residential projects	22	—		22

Distributions to noncontrolling interests attributable to residential projects	(1,392)	—	(1,392)
Repayment of convertible debt	(334,732)	—	(334,732)
Proceeds from issuance of Maxeon Solar green convertible debt	200,000	—	200,000
Receipt of contingent asset of a prior business combination	2,245	—	2,245
Settlement of contingent consideration arrangement of a prior business combination	(776)	—	(776)
Equity offering costs paid	(928)	—	(928)
Purchases of stock for tax withholding obligations on vested restricted stock	(12,842)	—	(12,842)
Net cash (used in) provided by financing activities	(153,852)	—	(153,852)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	200	—	200
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(211,853)	—	(211,853)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	458,657	—	458,657
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$246,804	$—	$246,804

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$232,765	$—	$232,765
Restricted cash and cash equivalents, current portion	5,518	—	5,518
Restricted cash and cash equivalents, net of current portion	8,521	—	8,521
Total cash, cash equivalents, and restricted cash	$246,804	$—	$246,804

Supplemental disclosure of non-cash activities:
Costs of solar power systems funded by liabilities	$635	$—	$635
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$866	$—	$866
Right-of-use assets obtained in exchange for lease obligations	$22,794	$—	$22,794
Assumption of liabilities in connection with business divestiture	$9,056	$—	$9,056
Holdbacks in connection with business divestiture	$7,199	$—	$7,199
Costs of solar power systems sourced from existing inventory	$1,018	$—	$1,018
Supplemental cash flow disclosures:
Cash paid for interest	$31,704	$—	$31,704
Cash paid for income taxes	$18,708	$—	$18,708

Note 3. DISCONTINUED OPERATIONS

On February 6, 2022, we signed the Definitive Agreement with TotalEnergies Renewables for the sale of our C&I Solutions business. The transaction closed on May 31, 2022 pursuant to the terms of the Definitive Agreement, and TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the Closing Statement, which was recorded within “accrued liabilities” on our consolidated balance sheets. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement. We and TotalEnergies Renewables subsequently engaged in discussions, which were unsuccessful in resolving the areas of disagreement. Accordingly, as set forth in the Definitive Agreement, we have appointed an independent accountant to adjudicate the amount owed under the Closing Statement. TotalEnergies Renewables has asserted that the payable should be approximately $52.0 million, however we continue to believe no adjustment is required to the working capital provision of $7.0 million that we previously recorded, as it reflects our books and records at the time of close in accordance with GAAP and the Definitive Agreement.

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

In accordance with the accounting guidance, the C&I Solutions business is presented as discontinued operations for the period up to and including the date of the sale, including the first quarter of fiscal 2022 as the signing of the Definitive Agreement had occurred and the sale represented a strategic shift in our business with major impacts on our current and historical financial results. As such, for all periods presented, the financial results of C&I Solutions are presented as net earnings from discontinued operations on the consolidated statements of operations, as well as assets and liabilities of discontinued operations on the consolidated balance sheets.

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

The following table presents financial results of C&I Solutions presented as discontinued operations in the consolidated statements of operations in the corresponding periods:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
	(As Restated)
Total revenues	$36,710	$191,464	$254,811
Total cost of revenues	63,353	199,168	224,331
Gross (loss) profit	(26,643)	(7,704)	30,480
Operating expenses	23,212	34,512	28,947
Operating (loss) income	(49,855)	(42,216)	1,533
Other (expense) income, net	(1,874)	(3,830)	(3,823)
(Loss) earnings before income taxes	(51,729)	(46,046)	(2,290)
Benefits from (provision for) income taxes	640	2,048	116
Net (loss) income from discontinued operations	(51,089)	(43,998)	(2,174)
Net loss (income) from discontinued operations attributable to noncontrolling interests	250	539	1,148
Net (loss) income from discontinued operations attributable to stockholders	$(50,839)	$(43,459)	$(1,026)

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Depreciation and amortization	$85	$2,592	$6,494
Stock-based compensation	21	2,970	2,365
(Gain) loss on change in valuation of equity method investments	—	(726)	—
(Gain) loss on sale of investments	—	(1,162)	—
Loss (gain) on business divestiture	—	5,066	(10,334)

Note 4. TRANSACTIONS WITH TOTAL AND TOTALENERGIES SE

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

On September 12, 2022, Sellers closed the Transaction. In connection with the completion of the Transaction, TotalEnergies Renewables, GIP Sol, and HoldCo entered into a Letter Agreement, dated September 12, 2022, concerning certain governance rights with respect to HoldCo and the shares of our common stock held directly by HoldCo. Specifically, TotalEnergies Renewables and GIP Sol agreed to, among other things, take all actions necessary to cause HoldCo to designate and elect to our Board such individuals as HoldCo is entitled to appoint pursuant to the Affiliation Agreement; provided, however, that for so long as HoldCo is entitled to appoint at least five directors to our Board, GIP Sol shall have the right to appoint two of such five directors. The Letter Agreement also contained certain provisions on voting and on the transfer of HoldCo interests and common stock of the Company.

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

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	January 1, 2023	January 2, 2022
Accounts receivable	$489	$238
Prepaid expenses and other current assets	2,898	—
Other long-term assets	1,284	—
Accrued liabilities	8,033	—

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Other income:
Gain on early retirement of convertible debt	$—	$—	$1,857
(Income) expense from transition services agreement, net	(281)	—	—
Sublease income (recorded in sales, general, and administrative expense)	(499)	—	—
Interest expense:
Guarantee fees incurred under the Credit Support Agreement	—	—	13
Interest expense incurred on the 0.875% debentures due 2021	—	—	1,238
Interest expense incurred on the 4.00% debentures due 2023	4,000	4,000	4,000

Note 5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables represent disaggregated revenue from contracts with customers for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Solar power systems sales	$1,341,277	$783,037	$534,162
Component sales	337,076	240,911	185,858
Light commercial sales	46,543	72,126	97,136
Services and other	17,047	32,284	46,333
Total revenues	$1,741,943	$1,128,358	$863,489

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

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Contract assets	$57,379	$33,746
Contract liabilities	153,451	81,362
1 As of January 1, 2023, we had indemnifications of $1.1 million retained in connection with our C&I Solutions sale, which are presented within “contract liabilities, net of current portion” on our consolidated balance sheets.

During the year ended January 1, 2023, the increase in contract assets of $23.6 million was primarily driven by an increase in residential cash projects that have met revenue recognition based on applicable milestones, but have not yet been billed to customers. The increase in contract liabilities of $72.1 million, during the year ended January 1, 2023, was primarily due to an increase in invoiced contracts related to our cash and loan projects waiting for revenue recognition, as well as an increase in customer advances.

During the year ended January 2, 2022, the decrease in contract assets of $25.6 million was primarily driven by a settlement for milestone achievement for one legacy power plant project, as well as a collection of variable consideration on a power plant development project sold in prior years. The increase in contract liabilities of $5.7 million, during the year ended January 2, 2022, was primarily due to an increase in invoiced contracts waiting for revenue recognition, as well as an increase in billings in excess of cost.

During the year ended January 1, 2023, we recognized revenue of $42.5 million that was included in contract liabilities as of January 2, 2022. During the year ended January 2, 2022, we recognized revenue of $35.6 million that was included in contract liabilities as of January 3, 2021.

As of January 1, 2023, we have entered into contracts with customers for sales of solar power systems and components for an aggregate transaction price of $986.3 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Accounts receivable, gross	$184,733	$134,651
Less: allowance for credit losses	(14,750)	(14,375)
Less: allowance for sales returns	(309)	(269)
Accounts receivable, net	$169,674	$120,007

Allowance for Credit Losses

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Additions (Deductions)	Balance at End of Period
Allowance for credit losses:
Year ended January 1, 2023	$14,375	$2,706	$(2,331)	$14,750
Year ended January 2, 2022	13,850	2,447	(1,922)	14,375
Year ended January 3, 2021	15,148	2,375	(3,673)	13,850
Allowance for sales returns:
Year ended January 1, 2023	$269	$40	$—	$309
Year ended January 2, 2022	181	88	—	269
Year ended January 3, 2021	285	(104)	—	181

Inventories

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Photo-voltaic modules	$136,006	$130,671
Microinverters	48,645	24,040
Energy Storage	62,861	26,849
Other solar power system component materials	48,219	32,910
Inventories[1]	$295,731	$214,470

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Deferred project costs	$125,604	$51,010
Deferred costs for solar power systems	34,124	18,834
Related-party receivables	3,959	3,851
Other	34,124	25,468
Prepaid expenses and other current assets	$197,811	$99,163

Property, Plant and Equipment, Net

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Testing equipment and tools	$1,157	$3,848
Leasehold improvements	16,960	31,085
Solar power systems	10,271	6,500
Computer equipment	14,411	23,112
Internal-use software	71,477	34,083
Furniture and fixtures	8,088	8,582
Transportation equipment	3,941	2,220
Vehicle finance leases	12,316	—
Work-in-progress	5,958	4,076
Property, plant and equipment, gross	144,579	113,506
Less: accumulated depreciation and impairment [2]	(68,106)	(78,692)
Property, plant and equipment, net[1,2]	$76,473	$34,814

1 Property, plant and equipment is predominantly located in the U.S.

2 For fiscal years 2022, 2021, and 2020, we recorded depreciation expense, including accretion expense related to our asset retirement obligations, of $21.3 million, $13.2 million and $15.6 million, respectively.

Other Long-term Assets

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Equity investments with readily determinable fair value	$—	$91,473
Equity investments without readily determinable fair value	31,699	807
Equity investments with fair value option	18,346	8,374
Cloud computing arrangements implementation costs[1]	7,934	11,692
Deposits with related parties	7,329	11,000
Retail installment contract receivables, net of current portion[2]	98,001	—
Long-term deferred project costs	3,109	4,542
Long-term prepaid taxes	—	4,145
Derivative assets	2,293	—
Debt issuance cost	3,556	—
Other	14,660	23,819
Other long-term assets	$186,927	$155,852

1 For fiscal years 2022 and 2021, we recorded amortization expense of $5.3 million and $0.1 million, respectively, related to the amortization of our capitalized CCA costs.

2 Our long-term retail installment contract receivables are presented net of the significant financing component of $22.5 million, and allowance of credit losses of $0.4 million as of January 1, 2023.

Accrued Liabilities

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Employee compensation and employee benefits	$36,452	$15,641
Interest payable	8,549	8,005
Short-term warranty reserves	29,677	24,164
Restructuring reserve	2	2,137
Legal expenses	2,681	9,052
Taxes payable	9,641	5,571
Payable to related parties	11,239	—
Short-term finance lease liabilities	2,949	11
Indemnification obligations retained from C&I Solutions sale[1]	20,781	—
Short-term asset retirement obligation liability	1,396	1,127
Other	24,752	38,435
Accrued liabilities	$148,119	$104,143

1 As of January 1, 2023, we had a total of $13.5 million and $7.3 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables.

Other Long-term Liabilities

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Deferred revenue	$35,864	$40,321
Long-term warranty reserves	23,931	56,428
Unrecognized tax benefits	12,295	14,689
Long-term pension liability	3,683	3,758
Long-term deferred tax liabilities	1,137	15,834
Long-term taxes payable	—	866
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	7,878	35
Indemnification obligations retained from C&I Solutions sale[1]	11,385	—
Long-term asset retirement obligation liability	2,395	1,972
Other	14,676	11,418
Other long-term liabilities	$114,702	$146,779

1 As of January 1, 2023, we had a total of $7.6 million and $3.8 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables.

Accumulated Other Comprehensive Income

	As of
(In thousands)	January 1, 2023	January 2, 2022
Cumulative translation adjustment	$9,576	$9,620
Net gain on long-term pension liability obligation	1,992	1,548
Accumulated other comprehensive income	$11,568	$11,168

Note 7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting unit to the book value (including goodwill). We have performed a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. After assessing the totality of events and circumstances, we concluded that as of October 2, 2022, the date our qualitative test was performed, it is more likely than not the fair value of our reporting unit with goodwill is greater than the book value and, therefore, that there is no goodwill impairment.

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

Equity investments with fair value option (“FVO”)

We have elected the FVO in accordance with the guidance in ASC 825, Financial Instruments, for our investment in the SunStrong, Dorado DevCo, and SunStrong Partners joint ventures, to mitigate volatility in reported earnings that results from the use of different measurement attributes (see Note 11. Equity Investments). We initially computed the fair value for our investments consistent with the methodology and assumptions that market participants would use in their estimates of fair value with the assistance of a third-party valuation specialist. The fair value computation is updated using the same methodology on an annual basis, during the third fiscal quarter, considering material changes in the business of SunStrong, Dorado DevCo, and SunStrong Partners or other inputs. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using the income approach based on the discounted cash flow method which considered estimated future financial performance, including assumptions for, among others, forecasted contractual lease income, lease expenses, residual value of these lease assets and long-term discount rates, and forecasted default rates over the lease term and discount rates, some of which require significant judgment by management and are not based on observable inputs.

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

1 During the year ended January 1, 2023, we recorded a fair value adjustment of $1.8 million as a result of our assessment of the fair value of our equity investments with FVO during the year. The fair value adjustment was recorded within “Equity in earnings (losses) of unconsolidated investees” in our consolidated statements of operations.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of January 1, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2022
Assets:	Fair value	Valuation Technique	Unobservable Input	Range[1]	Weighted Average[1]
Other long-term assets:
Equity investments	$18,346	Discounted cash flows	Discount rate Residual value	12.5%-13% 6.3%-12.9%	12.7% 8.2%
Total assets	$18,346

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ: ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities. For fiscal 2022 and 2021, we recorded a gain of $115.2 million and a gain of $21.0 million, respectively, within “other, net” in our consolidated statements of operations. During the year ended January 1, 2023, we sold two million shares of Enphase common stock in open market transactions for cash proceeds of $440.1 million. During the year ended January 2, 2022, we sold one million of shares of Enphase common stock in open market transactions for cash proceeds of $177.8 million. As of January 1, 2023, we retained 0.5 million shares of Enphase common stock.

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

As of January 1, 2023, we recorded derivative assets of $2.3 million, within “other long-term assets” in our consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $72.1 million as of January 1, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately and recorded a gain of $2.3 million within “interest expense” in our consolidated statements of operations for fiscal 2022.

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

Note 9. RESTRUCTURING

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

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

We lease certain facilities under non-cancellable operating leases from third parties. Our operating leases are subject to renewal options for periods ranging from one year to ten years. We also lease certain vehicle finance leases which are cancellable with a fee and subject to renewal options of month-to-month after the initial term, and recorded and presented within “property, plant, and equipment, net” on our consolidated balance sheets (see Note 6. Balance Sheet Components).

We have disclosed quantitative information related to the lease contracts we have entered into as a lessee by aggregating the information based on the nature of asset such that the assets of similar characteristics and lease terms are shown within one single financial statement line item.

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)
Operating lease expense	$13,979	$12,787	$13,563
Finance lease expense:
Amortization expense	1,432	2	—
Interest expense on lease liabilities	312	—	—
Sublease income	(1,365)	(437)	(271)
Total	$14,358	$12,352	$13,292

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,702	$14,535	$18,984
Operating cash flows for finance leases	$312	$—	$—
Financing cash flows for finance leases	$1,432	$2	$—

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$14,452	$20,838	$22,794
Finance leases	$11,293	$48	$—

	As of
	January 1, 2023	January 2, 2022
Weighted-average remaining lease term (in years):
Operating leases	3.7	3.6
Finance leases	3.4	—
Weighted-average discount rate:
Operating leases	8.0%	8.5%
Finance leases	7.0%	—%

The future minimum lease payments to be paid under non-cancellable leases in effect as of January 1, 2023, are as follows:

	Operating Leases	Finance Leases
As of January 1, 2023	(In thousands)
2023	$14,296	$3,569
2024	12,122	3,402
2025	8,394	3,211
2026	6,994	1,751
2027	4,225	214
Thereafter	1,794	—
Total lease payments	47,825	12,147
Less: imputed interest	(7,122)	(1,320)
Total	$40,703	$10,827

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 1, 2023 are as follows:

(In thousands)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$367,054	$184,926	$159,929	$778	$784	$3,745	$717,216

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

Product Warranties

The following table summarizes accrued warranty activities for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Balance at the beginning of the period	$80,592	$64,332	$85,762
Accruals for warranties issued during the period	16,108	46,205	4,391
Settlements and adjustments during the period	(21,949)	(29,945)	(25,821)
Balance at the end of the period	$74,751	$80,592	$64,332

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

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. During the fiscal year ended January 1, 2023, we recorded an additional $3.5 million of warranty expenses related to our indemnifications of TotalEnergies Renewables, which is included within “net (loss) income from discontinued operations attributable to stockholders” on our consolidated statements of operations.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of January 1, 2023, and January 2, 2022, our provision was $8.2 million and $8.8 million, respectively, primarily for tax related indemnifications. In addition, as of January 1, 2023, we retained an additional $4.9 million of tax-related indemnifications with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which was recorded within “accrued liabilities,” “contract liabilities,” and “other long-term liabilities” on our consolidated balance sheets.

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

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we have agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. As such, we have retained $21.1 million of warranty reserves related to our indemnifications as of January 1, 2023, which are included within “accrued liabilities” and “other long-term liabilities” on our consolidated balance sheets.

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

Note 11. EQUITY INVESTMENTS

Our equity investments consist of equity investments with readily determinable fair value, investments without readily determinable fair value, and equity investments accounted for using the fair value option.

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as “Equity in earnings (losses) of unconsolidated investees” in our consolidated statements of operations. Mark-to-market gains and losses on equity investments with readily determinable fair value are reflected as “other, net” under other income (expense), net in our consolidated statements of operations. The carrying value of our equity investments, classified as “short-term investments” and “other long-term assets” on our consolidated balance sheets, are as follows:

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$132,480	$457,352
Total equity investments with readily determinable fair value	132,480	457,352
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	—
Equity method investments under the Dealer Accelerator Program	26,419	—
Other equity investments without readily determinable fair value	280	807
Total equity investments without readily determinable fair value	31,699	807
Equity investments with fair value option:
SunStrong Capital Holdings, LLC	9,871	8,371
Dorado Development Partners, LLC	8,173	—
SunStrong Partners, LLC	302	3
Total equity investment with fair value option	18,346	8,374
Total equity investments	$182,525	$466,533

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

Summarized Financial Information of Unconsolidated VIEs

The following tables present summarized consolidated financial statements for SunStrong, a significant investee, based on unaudited information provided to us by the investee:1

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

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
	January 1, 2023	January 2, 2022
(In thousands)		(As Restated)
Accounts receivable	$33,864	$22,089
Prepaid expenses and other current assets	3,959	2,222
Other long-term assets	6,549	11,000
Accounts payable	165	53
Accrued liabilities	97	676
Contract liabilities	63,504	17,442

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Revenues and fees received from investees for products/services	$251,265	$202,386	$201,130
(Gain) loss on business divestitures, net	—	(224)	—

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

In September 2019, we entered into the Solar Sail and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”) joint ventures with Hannon Armstrong, to finance the purchase of 200 megawatts (“MW's”) of panel inventory in accordance with IRS safe harbor guidance, to preserve the 30% federal ITC, under the current law for third-party owned systems. The companies expected to increase the volume in later years, for which Hannon Armstrong extended a secured financing of up to $112.6 million; however, no additional amount was borrowed as of January 1, 2023 (Refer to Note 12. Debt and Credit Sources for other terms and conditions of this facility). The portion of the value of the safe harbored panels was funded by equity contributions in the joint venture of $6.0 million each by SunPower and Hannon Armstrong.

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

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our consolidated balance sheets:

	January 1, 2023				January 2, 2022
	(As Restated)				(As Restated)
(In thousands)	Face Value	Short-term	Long-term	Total[1]	Face Value	Short-term	Long-term	Total[1]
Recourse Debt:
4.00% debentures due 2023[2,5]	$424,991	$424,919	$—	$424,919	$424,991	$—	$423,677	$423,677
Asset-Backed Loan[4]	—	—	—	—	60,800	60,579	—	60,579
Safe Harbor Loan[3]	—	—	—	—	48,529	47,894	—	47,894
Other Debt	11,733	11,733	—	11,733	917	917	—	917
Total recourse debt	$436,724	$436,652	$—	$436,652	$535,237	$109,390	$423,677	$533,067
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$71,577	$70,443	$—	$70,443	$—	$—	$—	$—
Other Debt	371	64	308	372	460	80	380	460
Total non-recourse debt	$71,948	$70,507	$308	$70,815	$460	$80	$380	$460
Total	$508,672	$507,159	$308	$507,467	$535,697	$109,470	$424,057	$533,527

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

5 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of January 1, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands) (as restated)	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$508,365	$65	$70	$74	$78	$20	$508,672

Convertible Debt

The following table summarizes our outstanding convertible debt:

	January 1, 2023			January 2, 2022
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
4.00% debentures due 2023	$424,919	$424,991	$431,720	$423,677	$424,991	$501,489
	$424,919	$424,991	$431,720	$423,677	$424,991	$501,489
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

Note 13. RELATED-PARTY TRANSACTIONS

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

The below table summarizes our transactions with Maxeon Solar for the fiscal year ended January 1, 2023, January 2, 2022, and January 3, 2021:

	Fiscal Year Ended
(In thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Purchases of photo-voltaic modules (recorded in cost of revenues)	$190,633	$224,576	$96,217
Research and development expenses reimbursement received	18,626	33,475	12,473
Income (expense) from transition services agreement, net	(350)	5,876	6,260
Sublease income (recorded in sales, general, and administrative expense)	639	—	—

The Company had the following balances related to transactions with Maxeon Solar as of January 1, 2023 and January 2, 2022:

	As of
	January 1, 2023	January 2, 2022
		(As Restated)
Prepaid and other current assets	$607	$1,928
Accrued liabilities	11,239	7,493
Accounts payable	38,486	29,130
Other long-term liabilities	1,458	1,458

Refer to Note 4. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 11. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 14. INCOME TAXES

In the year ended January 1, 2023, our income tax benefit of $8.4 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $87.7 million was primarily due to the reversal of deferred taxes previously accrued for California due to the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments. In the year ended January 2, 2022, our income tax provision of $7.3 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $3.9 million was primarily due to deferred tax liability related to mark-to-market unrealized gains on equity investments and state taxes on the sale of investments, partially offset by the benefit from stock-based compensation windfall deduction and true-up of prior year estimated state tax liability. In the year ended January 3, 2021, our income tax provision of $57.8 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $653.8 million was primarily due to state tax expenses arising from the taxable gains related to the Spin-Off transaction, withholding taxes from foreign dividend distributions, sale of equity investments, and deferred tax liability related to mark-to-market unrealized gain on equity investments.

In the year ended January 1, 2023, our income tax benefit of $0.6 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $51.7 million was primarily due to the state tax benefit of operating losses of the C&I Solutions business prior to the sale of the business. In the year ended January 2, 2022, our income tax benefit of $2.0 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $46.0 million was primarily due to the state tax benefits related to discontinued operations. In the year ended January 3, 2021, our income tax benefit of $3.3 million on a loss from discontinued operations before income taxes and equity in earnings of unconsolidated investees of $126.8 million was primarily related to the Maxeon spin-off and the allocation of state tax benefit related to discontinued operations, offset by foreign taxes in foreign jurisdictions that were profitable.

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

The geographic distribution of income (loss) from continuing operations before income taxes and equity earnings (losses) of unconsolidated investees and the components of provision for income taxes are summarized below:

	Fiscal Year
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$89,082	$828	$659,238
Non-U.S. income (loss)	(1,373)	3,097	(5,460)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	$87,709	$3,925	$653,778
Provision for income taxes:
Current tax (expense) benefit
Federal	$2,322	$(125)	$(846)
State	(7,783)	(4,142)	(35,652)
Foreign	(493)	568	(7,900)
Total current tax (expense) benefit	(5,954)	(3,699)	(44,398)
Deferred tax benefit (expense)
Federal	(438)	—	—
State	15,162	(3,022)	(13,715)
Foreign	(387)	(593)	296
Total deferred tax benefit (expense)	14,337	(3,615)	(13,419)
Benefit from (provision for) income taxes	$8,383	$(7,314)	$(57,817)

The benefit from (provision for) for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Fiscal Year
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Statutory rate	21%	21%	21%
Tax benefit (expense) at U.S. statutory rate	$(18,421)	$(824)	$(137,309)
Foreign rate differential	(1,272)	(222)	(3,694)
State income taxes, net of benefit	7,581	(4,532)	(44,217)
Section 956 and Subpart F	—	(493)	(2,431)
Tax credits (investment tax credit and other)	(331)	1,661	1,323
Change in valuation allowance	16,915	(11,398)	201,510
Unrecognized tax benefits	2,273	(2,105)	(6,977)
Non-controlling interest & nontaxable income	844	740	—
Global intangible low-taxed income (“GILTI”)	—	(355)	(794)
Section 163L interest	(630)	(840)	(1,189)
Maxeon Spin-Off taxable gain	—	—	(54,537)
Excess tax benefit on stock-based compensation	2,380	13,789	711
Non-deductible executive compensation	(151)	(2,734)	(1,256)
Other, net	(805)	(1)	(8,957)
Total	$8,383	$(7,314)	$(57,817)

	As of
	January 1, 2023	January 2, 2022
(In thousands)	(As Restated)	(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$90,639	$164,133
Tax credit carryforwards	25,293	53,101
Reserves and accruals	37,732	60,108
Stock-based compensation stock deductions	4,675	3,187
Basis difference on third-party project sales	28,658	35,013
Identified intangible assets	13,002	5,644
Other	2,475	2,638
Total deferred tax assets	202,474	323,824
Valuation allowance	(126,656)	(175,008)
Total deferred tax assets, net of valuation allowance	75,818	148,816
Deferred tax liabilities:
Fixed asset basis difference	(18,713)	(15,031)
Investments	(36,456)	(118,885)
Other	(21,163)	(29,697)
Total deferred tax liabilities	(76,332)	(163,613)
Net deferred tax liabilities	$(514)	$(14,797)

As of January 1, 2023, we had federal net operating loss carryforwards of $168.7 million for tax purposes, of which $26.1 million was generated prior to 2018 and will expire at various dates from 2033 to 2035. The remaining federal net operating loss carryforward of $142.6 million was generated in fiscal year 2018 and after and can be carried forward indefinitely under the Tax Cuts and Job Acts of 2017 (“The Tax Act”). As of January 1, 2023, we had California state net operating loss carryforwards of approximately $648.5 million for tax purposes, of which $59.5 million relates to debt issuance and the tax benefit of which will be recorded to equity when realized. These California net operating loss carryforwards will expire at various dates from 2029 to 2039. We also had gross credit carryforwards of approximately $74.0 million for federal tax purposes, of which $16.6 million relate to debt issuance and will benefit equity when realized. We had gross California credit carryforwards of $2.4 million for state tax purposes, of which $1.1 million relate to debt issuance and will benefit equity when realized. These federal credit carryforwards will expire at various dates from 2024 to 2042, and the California credit carryforwards do not expire. Our ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon our being able to generate taxable income in future periods or being able to carryback net operating losses to prior year tax returns. Our ability to utilize net operating losses may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

Valuation Allowance

Our valuation allowance is related to deferred tax assets in the United States and Mexico and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction-by-jurisdiction basis, we believe that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, the limited capacity of carrybacks to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, we are unable to assert that it is more likely than not that we will generate sufficient taxable income to realize the U.S. net deferred tax assets. Should we achieve a certain level of profitability in the future, we may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for continuing operations for fiscal 2022 and 2021 was $48.4 million and $34.2 million, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to stockholders:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
(In thousands, except per share amounts)	(As Restated)	(As Restated)	(As Restated)
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders - continuing operations	$93,688	$(3,244)	$597,148
Net (loss) income attributable to stockholders - discontinued operations	(50,839)	(43,459)	(124,304)
Net income (loss) attributable to stockholders	$42,849	$(46,703)	$472,844
Denominator:
Basic weighted-average common shares	173,919	172,436	169,801

Basic net income (loss) per share - continuing operations	$0.54	$(0.02)	$3.52
Basic net (loss) income per share - discontinued operations	(0.29)	(0.25)	(0.73)
Basic net income (loss) per share	$0.25	$(0.27)	$2.79

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders - continuing operations	$93,688	$(3,244)	$597,148
Add: Interest expense on 0.875% debentures due 2021, net of tax	—	—	1,824
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	—	12,499
Net income (loss) available to common stockholders - continuing operations	93,688	(3,244)	611,471
Net (loss) income available to common stockholders - discontinued operations	$(50,839)	$(43,459)	$(124,304)
Denominator:
Basic weighted-average common shares	173,919	172,436	169,801
Effect of dilutive securities:
Restricted stock units	684	2,680	318
0.875% debentures due 2021	—	—	10,055
4.00% debentures due 2023	—	—	17,068
Dilutive weighted-average common shares:	174,603	175,116	197,242

Dilutive net income (loss) per share - continuing operations	$0.54	$(0.02)	$3.10
Dilutive net (loss) income per share - discontinued operations	(0.29)	(0.25)	(0.63)
Dilutive net income (loss) per share	$0.25	$(0.27)	$2.47

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

RESTATED SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:1

	Three Months Ended
	January 1, 2023			October 2, 2022			July 3, 2022			April 3, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Total revenues	$497,312	$656	$497,968	$475,711	$682	$476,393	$417,772	$(308)	$417,464	$350,277	$(159)	$350,118
Gross profit	$104,648	$9,116	$113,764	$105,447	$11,218	$116,665	$81,499	$9,228	$90,727	$72,309	$9,536	$81,845
Net income (loss) from continuing operations	$8,618	$(2,554)	$6,064	$142,632	$(1,756)	$140,876	$(41,711)	$657	$(41,054)	$(2,505)	$(5,017)	$(7,522)
Net (loss) income from discontinued operations	$—	$(1,634)	$(1,634)	$—	$(2,037)	$(2,037)	$(20,616)	$(837)	$(21,453)	$(25,955)	$(10)	$(25,965)
Net income (loss)	$8,618	$(4,188)	$4,430	$142,632	$(3,793)	$138,839	$(62,327)	$(180)	$(62,507)	$(28,460)	$(5,027)	$(33,487)
Net income (loss) from continuing operations attributable to stockholders	$7,613	$(2,554)	$5,059	$139,407	$(1,756)	$137,651	$(42,496)	$657	$(41,839)	$(2,166)	$(5,017)	$(7,183)
Net (loss) income from discontinued operations attributable to stockholders	$—	$(1,634)	$(1,634)	$—	$(2,037)	$(2,037)	$(20,616)	$(837)	$(21,453)	$(25,705)	$(10)	$(25,715)
Net income (loss) attributable to stockholders	$7,613	$(4,188)	$3,425	$139,407	$(3,793)	$135,614	$(63,112)	$(180)	$(63,292)	$(27,871)	$(5,027)	$(32,898)

Net income (loss) per share attributable to stockholders - basic:[2]
Continuing operations	$0.04	$(0.01)	$0.03	$0.80	$(0.01)	$0.79	$(0.24)	$—	$(0.24)	$(0.01)	$(0.03)	$(0.04)
Discontinued operations	—	(0.01)	(0.01)	—	(0.01)	(0.01)	(0.12)	—	(0.12)	(0.15)	—	(0.15)
Net income (loss) per share - basic	0.04	(0.02)	0.02	0.80	(0.02)	0.78	(0.36)	—	(0.36)	(0.16)	(0.03)	(0.19)

Net income (loss) per share attributable to stockholders - diluted:[2]
Continuing operations	$0.04	$(0.01)	$0.03	$0.74	$(0.01)	$0.73	$(0.24)	$—	$(0.24)	$(0.01)	$(0.03)	$(0.04)
Discontinued operations	—	(0.01)	(0.01)	—	(0.01)	(0.01)	(0.12)	—	(0.12)	(0.15)	—	(0.15)
Net income (loss) per share - diluted	0.04	(0.02)	0.02	0.74	(0.02)	0.72	(0.36)	—	(0.36)	(0.16)	(0.03)	(0.19)

	Three Months Ended
	January 2, 2022			October 3, 2021			July 4, 2021			April 4, 2021
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Total revenues	$347,830	$(115)	$347,715	$283,312	$(852)	$282,460	$260,751	$(858)	$259,893	$240,136	$(1,846)	$238,290
Gross profit	$60,245	$6,158	$66,403	$62,389	$5,537	$67,926	$60,711	$5,384	$66,095	$45,966	$5,662	$51,628
Net income (loss) from continuing operations	$39,037	$(1,917)	$37,120	$(72,444)	$(934)	$(73,378)	$87,105	$(1,289)	$85,816	$(47,742)	$(5,205)	$(52,947)
Net (loss) income from discontinued operations	$(18,043)	$—	$(18,043)	$(11,863)	$808	$(11,055)	$(12,336)	$(808)	$(13,144)	$(1,756)	$—	$(1,756)
Net income (loss)	$20,994	$(1,917)	$19,077	$(84,307)	$(126)	$(84,433)	$74,769	$(2,097)	$72,672	$(49,498)	$(5,205)	$(54,703)
Net income (loss) from continuing operations attributable to stockholders	$38,861	$(1,917)	$36,944	$(72,707)	$(934)	$(73,641)	$87,094	$(1,289)	$85,805	$(47,147)	$(5,205)	$(52,352)
Net (loss) income from discontinued operations attributable to stockholders	$(18,665)	$—	$(18,665)	$(11,669)	$808	$(10,861)	$(11,887)	$(808)	$(12,695)	$(1,238)	$—	$(1,238)
Net income (loss) attributable to stockholders	$20,196	$(1,917)	$18,279	$(84,376)	$(126)	$(84,502)	$75,207	$(2,097)	$73,110	$(48,385)	$(5,205)	$(53,590)

Net income (loss) per share attributable to stockholders - basic:[2]
Continuing operations	$0.22	$(0.01)	$0.21	$(0.42)	$(0.01)	$(0.43)	$0.50	$—	$0.50	$(0.28)	$(0.03)	$(0.31)
Discontinued operations	(0.11)	—	(0.11)	(0.07)	0.01	(0.06)	(0.07)	—	(0.07)	(0.01)	—	(0.01)
Net income (loss) per share - basic	0.11	(0.01)	0.10	(0.49)	—	(0.49)	0.43	—	0.43	(0.29)	(0.03)	(0.32)

Net income (loss) per share attributable to stockholders - diluted:[2]
Continuing operations	$0.22	$(0.01)	$0.21	$(0.42)	$(0.01)	$(0.43)	$0.46	$0.04	$0.50	$(0.28)	$(0.03)	$(0.31)
Discontinued operations	(0.11)	—	(0.11)	(0.07)	0.01	(0.06)	(0.07)	—	(0.07)	(0.01)	—	(0.01)
Net income (loss) per share - diluted	0.11	(0.01)	0.10	(0.49)	—	(0.49)	0.39	0.04	0.43	(0.29)	(0.03)	(0.32)

1 During fiscal 2022, we completed the sale of our C&I Solutions business which resulted in material retrospective changes to our consolidated statements of operations. Refer to Note 3. Discontinued Operations for further details.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected.

At the time the Original Form 10-K was filed on March 10, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 1, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of January 1, 2023:

1. Inventory Related Matters:

In connection with the preparation of the financial statements for the third quarter of fiscal year 2023, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. We also identified deficiencies relating to the reconciliations of inventory at our PPI dealer locations. In light of these matters, management concluded that our internal controls around the review of certain inventory reconciliations were not operating effectively. This material weakness resulted in a net overstatement of costs included in inventory, and a net understatement of cost of revenues for the impacted periods.

2. Classification of Expenses in the Statement of Operations:

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statement of operations. We further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our consolidated statements of operations for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 as well as unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended January 1, 2023 and January 2, 2022. Additionally, these material weaknesses could result in misstatements that would not be prevented or detected in our accounts and disclosures, resulting in a material misstatement to the annual or interim consolidated financial statements. Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows for the periods presented.

In Management’s Report on Internal Control Over Financial Reporting, included in our original Annual Report on Form 10-K for the fiscal year ended January 1, 2023, our management previously concluded that we maintained effective internal control over financial reporting as of January 1, 2023. Our management subsequently concluded that the material weaknesses described above existed as of January 1, 2023. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of January 1, 2023. Accordingly, our management has restated this report on internal control over financial reporting in order to disclose the material weaknesses described herein.

The effectiveness of our internal control over financial reporting as of January 1, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. of Part II of this Annual Report on Form 10-K/A.

Remediation Plan

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until such remediation is complete. Management intends to remediate the material weaknesses described above primarily by:

•improving the consistency of execution for inventory control procedures by providing additional training to ensure that our accounting and finance personnel identify, escalate and resolve reconciling items including those that could impact recognition of cost of revenues in each reporting period;
•implementing automated inventory processes which will reduce the number of manual reconciling adjustments and reconciling items; and
•instituting a monitoring control to review and approve account mapping to ensure the mapping of expenses to the appropriate financial statement line items within the statements of operations is in line with applicable presentation and disclosure guidance.

We believe these measures will remediate the material weaknesses in internal control over financial reporting described above. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while helping ensure that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During fiscal year 2022, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system.

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to our proxy statement for the 2023 annual meeting of stockholders.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.7
Amendment No. 6 to Affiliation Agreement, dated October 29, 2021, by and among SunPower Corporation, TotalEnergies Solar INTL SAS, and TotalEnergies Gaz & Electricité Holdings SAS (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2021).

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

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023 is formatted in Inline XBRL.

^ Director and/or officer compensatory arrangements.

* Filed herewith.

** Furnished herewith.

† Subject to a request for confidential treatment filed with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: December 18, 2023	By:	/S/ ELIZABETH EBY

Elizabeth Eby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER FARICY	Chief Executive Officer and Director	December 18, 2023
Peter Faricy	(Principal Executive Officer)
/S/ ELIZABETH EBY	Chief Financial Officer	December 18, 2023
Elizabeth Eby	(Principal Financial Officer and Principal Accounting Officer)

*	Director	December 18, 2023
Nathalie Portes-Laville
*	Director	December 18, 2023
Vincent Stoquart
*	Director	December 18, 2023
Jonathan Fieldsend
*	Director	December 18, 2023
Jonathan Bram
*	Director	December 18, 2023
Nathaniel Anschuetz
*	Director	December 18, 2023
Vinayak Hegde
*	Director	December 18, 2023
Audrey Zibelman
*	Director	December 18, 2023
Steven Louden

* By:  /S/ ELIZABETH EBY
Elizabeth Eby
Power of Attorney