Form 10-Q/A
period 2023-04-02
SUNPOWER CORP
filed 2023-12-18
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

1414 Harbour Way South, Suite 1901, Richmond, California, 94804
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

EXPLANATORY NOTE

SunPower Corporation (“we”, “SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2023 (“Original Form 10-Q”). This Amendment No. 1 includes the restated condensed consolidated balance sheet as of January 1, 2023, derived from the restated consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on December 18, 2023, and the unaudited restated condensed consolidated financial statements as of April 2, 2023 and for the three months ended April 2, 2023 and April 3, 2022.

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Original Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on October 24, 2023, we identified certain misstatements in prior periods’ condensed consolidated financial statements relating to the accounting treatment for the value of consignment inventory of microinverter (“MI”) components at certain third-party locations.

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

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations and we further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our condensed consolidated statements of operations for the three months ended April 2, 2023 and April 3, 2022.

This Amendment No. 1 includes the unaudited restated condensed consolidated balance sheet as of January 1, 2023, and the unaudited restated condensed consolidated financial statements as of April 2, 2023 and for the three months ended April 2, 2023 and April 3, 2022. In addition, the restated condensed consolidated financial information also includes adjustments to correct certain other previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate. For additional information, see Note 2. “Restatement of Previously Issued Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements.

The Company’s management has concluded that in light of the findings described above, the Company’s disclosure controls and procedures as of April 2, 2023 were not effective because of material weaknesses in its internal control over financial reporting. Refer to “Item 4. Controls and Procedures” for additional details.

2

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the restatement and revision of the relevant periods:

•Part I, Item 1-Financial Statements (unaudited);
•Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part I, Item 4-Controls and Procedures;
•Part II, Item 1A-Risk Factors; and
•Part II, Item 6-Exhibits.

The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the Original Form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.
3

SunPower Corporation
Form 10-Q for the quarterly period ended April 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	April 2, 2023	January 1, 2023
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$116,478	$377,026
Restricted cash and cash equivalents, current portion	10,471	10,668
Short-term investments	—	132,480
Accounts receivable, net[1]	197,498	169,674
Contract assets	58,610	57,070
Inventories	360,452	295,731
Advances to suppliers, current portion	15,258	12,059
Prepaid expenses and other current assets[1]	213,820	197,811
Total current assets	972,587	1,252,519

Restricted cash and cash equivalents, net of current portion	18,910	18,812
Property, plant and equipment, net	84,077	76,473
Operating lease right-of-use assets	36,302	36,926
Solar power systems leased, net	40,768	41,779
Goodwill	125,998	125,998
Other intangible assets, net	22,435	24,192
Other long-term assets[1]	176,940	186,927
Total assets	$1,478,017	$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$223,694	$243,139
Accrued liabilities[1]	167,435	148,119
Operating lease liabilities, current portion	11,589	11,356
Contract liabilities, current portion[1]	162,343	141,863
Short-term debt	125,344	82,240
Convertible debt, current portion[1]	—	424,919
Total current liabilities	690,405	1,051,636

Long-term debt	155,969	308
Operating lease liabilities, net of current portion	28,362	29,347
Contract liabilities, net of current portion	11,339	11,588
Other long-term liabilities[1]	112,214	114,702
Total liabilities	998,289	1,207,581
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of April 2, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 189,246 shares issued and 174,901 shares outstanding as of April 2, 2023; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023	175	174
Additional paid-in capital	2,839,233	2,855,930
Accumulated deficit	(2,140,420)	(2,085,784)
Accumulated other comprehensive income	11,573	11,568
Treasury stock, at cost: 14,345 shares of common stock as of April 2, 2023; 14,018 shares of common stock as of January 1, 2023	(231,717)	(226,646)
Total stockholders' equity	478,844	555,242
Noncontrolling interests in subsidiaries	884	803
Total equity	479,728	556,045
Total liabilities and equity	$1,478,017	$1,763,626

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” and “other long-term liabilities” financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 8, Note 9, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(As Restated)	(As Restated)
Total revenues[1]	$434,267	$350,118
Total cost of revenues[1]	353,229	268,273
Gross profit	81,038	81,845
Operating expenses:
Research and development[1]	7,247	5,171
Sales, general, and administrative[1]	104,318	87,867
Restructuring charges (credits)	—	627
(Income) expense from transition services agreement, net[1]	(224)	266
Total operating expenses	111,341	93,931
Operating (loss) income	(30,303)	(12,086)
Other (expense) income, net:
Interest income	831	42
Interest expense[1]	(5,678)	(5,051)
Other, net	(10,983)	1,444
Other (expense) income, net	(15,830)	(3,565)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(46,133)	(15,651)
(Provision for) benefits from income taxes	(1,328)	8,129
Equity in earnings (losses) of unconsolidated investees	188	—
Net (loss) income from continuing operations	(47,273)	(7,522)
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees[1]	(7,360)	(26,298)
Benefits from (provision for) income taxes from discontinued operations	78	333
Net (loss) income from discontinued operations	(7,282)	(25,965)
Net (loss) income	(54,555)	(33,487)
Net (income) loss from continuing operations attributable to noncontrolling interests	(81)	339
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	250
Net (income) loss attributable to noncontrolling interests	(81)	589
Net (loss) income from continuing operations attributable to stockholders	(47,354)	(7,183)
Net (loss) income from discontinued operations attributable to stockholders	(7,282)	(25,715)
Net (loss) income attributable to stockholders	$(54,636)	$(32,898)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.27)	$(0.04)
Discontinued operations	$(0.04)	$(0.15)
Net (loss) income per share - basic and diluted	$(0.31)	$(0.19)

Weighted-average shares:
Basic	174,528	173,376
Diluted	174,528	173,376

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: (income) expense from transition services agreement, net,” “other income (expense), net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 3, Note 9, and Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(As Restated)	(As Restated)
Net (loss) income	$(54,555)	$(33,487)
Components of other comprehensive income (loss):
Translation adjustment	5	2
Total other comprehensive income (loss)	5	2
Total comprehensive (loss) income	(54,550)	(33,485)
Comprehensive (income) loss attributable to noncontrolling interests	(81)	589
Comprehensive (loss) income attributable to stockholders	$(54,631)	$(32,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 1, 2023 (as reported)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654
Cumulative restatement adjustments	—	—	—	—	—	(19,609)	(19,609)	—	(19,609)
Balances at January 1, 2023 (as restated)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,085,784)	$555,242	$803	$556,045
Net (loss) income	—	—	—	—	—	(54,636)	(54,636)	81	(54,555)
Other comprehensive income	—	—	—	—	5	—	5	—	5
Issuance of restricted stock to employees, net of cancellations	959	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,877	—	—	—	6,877	—	6,877
Purchases of treasury stock	(327)	—	—	(5,071)	—	—	(5,071)	—	(5,071)
Net working capital settlement related to the sale of our C&I Solutions business, net of taxes of $0.3 million	—	—	(23,574)	—	—	—	(23,574)	—	(23,574)
Balances at April 2, 2023 (as restated)	174,901	$175	$2,839,233	$(231,717)	$11,573	$(2,140,420)	$478,844	$884	$479,728

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022 (as reported)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Cumulative restatement adjustments	—	—	—	—	—	(6,421)	(6,421)	—	(6,421)
Balances at January 2, 2022 (as restated)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,128,633)	$381,968	$1,635	$383,603
Net (loss) income	—	—	—	—	—	(32,898)	(32,898)	(589)	(33,487)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022 (as restated)	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,161,531)	$347,167	$1,046	$348,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(54,555)	$(33,487)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,269	4,313
Amortization of cloud computing arrangements	1,740	517
Stock-based compensation	6,877	5,427
Amortization of debt issuance costs	617	726
Equity in (earnings) losses of unconsolidated investees	(188)	—
Loss (gain) on equity investments	10,805	(1,315)
Unrealized loss (gain) on derivatives	3,334	—
Dividend from equity method investees	371	—
Deferred income taxes	(815)	(14,167)
Other, net:	91	845
Changes in operating assets and liabilities:
Accounts receivable	(27,915)	(12,530)
Contract assets	(1,540)	(6,939)
Inventories	(64,721)	(32,544)
Project assets	—	2,892
Prepaid expenses and other assets	(12,933)	(81,266)
Operating lease right-of-use assets	2,710	2,642
Advances to suppliers	(3,198)	(2,222)
Accounts payable and other accrued liabilities	(27,340)	40,211
Contract liabilities	20,230	22,064
Operating lease liabilities	(2,838)	(3,244)
Net cash (used in) provided by operating activities	(138,999)	(108,077)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,943)	(9,213)
Investment in software development costs	(891)	(1,521)
Cash paid for equity investments under the Dealer Accelerator Program and other	—	(7,000)
Proceeds from sale of equity investment	121,675	149,830
Cash paid for investments in unconsolidated investees	(1,454)	(154)
Dividend from equity method investee, in excess of cumulative earnings	149	—
Net cash provided by (used in) investing activities	107,536	131,942
Cash flows from financing activities:
Proceeds from bank loans and other debt	245,764	21,458
Repayment of bank loans and other debt	(44,112)	(23,866)
Repayment of convertible debt	(424,991)	—
Payments for financing leases	(775)	(11)
Purchases of stock for tax withholding obligations on vested restricted stock	(5,070)	(7,332)
Net cash (used in) provided by financing activities	(229,184)	(9,751)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(260,647)	14,114
Cash, cash equivalents, and restricted cash, beginning of period	406,506	152,599
Cash, cash equivalents, and restricted cash, end of period	$145,859	$166,713

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets, including discontinued operations:
Cash and cash equivalents	$116,478	$142,250
Restricted cash and cash equivalents, current portion	10,471	1,428
Restricted cash and cash equivalents, net of current portion	18,910	16,259
Cash, cash equivalents, and restricted cash from discontinued operations	—	6,776
Total cash, cash equivalents, and restricted cash	$145,859	$166,713

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$3,505	$1,833
Right-of-use assets obtained in exchange for lease obligations	$2,086	$392
Net working capital settlement related to C&I Solutions sale	$23,880	$—
Supplemental cash flow disclosures:
Cash paid for interest	$11,969	$9,874
Cash paid for income taxes	$184	$250

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

SunPower was a majority-owned subsidiary of TotalEnergies Solar INTL SAS (“Total,” formerly Total Solar International SAS) and TotalEnergies Gaz & Electricité Holdings France SAS (“Total Gaz,” formerly Total Gaz Electricité Holdings France SAS), each a subsidiary of TotalEnergies SE (“TotalEnergies SE,” formerly Total SE). On September 12, 2022, Total and Total Gaz sold to GIP III Sol Acquisition, LLC (“GIP Sol”) 50% less one unit of the equity interests in a newly formed Delaware limited liability company, Sol Holding, LLC (“HoldCo”), which is now the record holder of all of the shares of SunPower common stock (see Note 3. Transactions with Total and TotalEnergies SE).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-Q, as of October 1, 2023, we breached a financial covenant and a reporting covenant of our Credit Agreement, dated as of September 12, 2022 (as amended, the “Credit Agreement”) (see Note 10. Debt and Credit Sources). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023 (the “Amendment Effective Date”), the Company obtained a waiver and amendment to the Credit Agreement (the “Amendment and Waiver”) as amended by the First Amendment to Credit Agreement, dated as of January 26, 2023 (together and as amended, the “Amended Credit Agreement”) by and among the Company, certain of its subsidiaries as guarantors, Bank of America, N.A. (“Bank of America”), BMO Bank, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. as the lenders and L/C issuers party thereto (together, the “Existing Lenders”), and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth in the Loan and Security Agreement, dated June 30, 2022, entered into by a wholly owned indirect subsidiary of the Company, the lenders party thereto from time to time, Atlas Securitized Products Holdings, L.P., as administrative agent and Computershare Trust Company, National Association, as paying agent (as amended, the “Loan Facility with Credit Suisse AG,” the “Credit Suisse Warehouse Loan,” or the “Atlas Credit Agreement”) (see “Note 10. Debt and Credit Sources”), due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders under the Credit Agreement and the Atlas Credit Agreement were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern.

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

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 1, 2023 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023, as filed with the Securities and Exchange Commission (“SEC”) on December 18, 2023, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023. The operating results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described in Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of April 2, 2023 and January 1, 2023, and for the three months ended April 2, 2023 and April 3, 2022 (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (this “Amendment No. 1”, this “Quarterly Report,” or this “Form 10-Q/A”) to reflect the corrections related to the value of consignment inventory of microinverter ("MI") components at certain warehouse and third-party locations and corrections related to reclassification of certain expenses in our statements of operations, along with other immaterial corrections. The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.

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

Summary of Selected Significant Accounting Policies

The following significant accounting policies are updates to our significant accounting policies from our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023. Refer to our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 for the full list of our significant accounting policies. There have been no material changes to our significant accounting policies disclosed in the Form 10-K/A.

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Original Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the periods included in the Original Form 10-Q. The consolidated statements of comprehensive income (loss) and statements of equity for the three months ended April 2, 2023 and April 3, 2022 have also been restated for the correction to net income (loss).

The unaudited condensed consolidated balance sheet as of January 1, 2023, and the unaudited condensed consolidated financial statements as of April 2, 2023 and for the three months ended April 2, 2023 and April 3, 2022, have been restated to reflect the corrections related to the value of consignment inventory of MI components at certain warehouse and third-party locations, and reclassification of certain expenses in our condensed consolidated statements of operations as further described below, along with other immaterial items pertaining to the periods noted above. The effects of the restatement, including the related income tax impacts, have been reflected in the impacted tables and footnotes throughout these condensed consolidated financial statements in this Amendment No. 1. The restatement adjustments and their impacts on the previously issued condensed consolidated financial statements included in the Original Q1 2023 Form 10-Q are described below.

Description of Restatement Adjustments

The categories of the restatement adjustments and their impact on the previously reported condensed consolidated financial statements included in the Original Q1 2023 Form 10-Q are described below.

a.Inventory Related Adjustments - In the third quarter of fiscal year 2023, while reviewing our inventory account reconciliations, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. This resulted in an overstatement of MI costs included in finished goods inventory, and an understatement of cost of revenues for the impacted periods. The impact of the correction is to recognize an increase in cost of revenues for the relevant MI costs, with a corresponding reduction to our finished goods inventory and increase in accrued liabilities related to additional accruals for sales and use taxes. In addition, we also identified other immaterial miscellaneous inventory-related misstatements during the first quarters of fiscal years 2023 and 2022, pertaining to the physical inventory counts and classifications between financial statement line items related to inventories.
•The aggregated impact to the condensed consolidated statements of operations for the three months ended April 2, 2023 is a decrease to total cost of revenues of $0.3 million. The impact to the condensed consolidated balance sheets as of April 2, 2023 is a decrease in inventories of $19.4 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable of $1.4 million, and an increase in accrued liabilities of $0.6 million.
•The aggregated impact to the condensed consolidated statements of operations for the three months ended April 3, 2022 is an increase to total cost of revenues of $3.1 million. The impact to the condensed consolidated balance sheets as of January 1, 2023 is a decrease in inventories of $19.7 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, an increase in accounts payable of $0.8 million, and an increase in accrued liabilities of $0.4 million.

b.Classification of Expense in the Statements of Operations - In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses. This resulted in the reclassification of certain expenses from cost of revenues to selling, general, and administrative expense for the three months ended April 2, 2023 and April 3, 2022.
•The aggregated impact to the condensed consolidated statements of operations for the three months ended April 2, 2023 is a decrease to total cost of revenues of $13.9 million and an increase to sales, general, and administrative expenses of $13.9 million.
•The aggregated impact to the condensed consolidated statements of operations for the three months ended April 3, 2022 is a decrease to total cost of revenues of $10.8 million and an increase to sales, general, and administrative expenses of $10.8 million.

c.Discontinued Operations - We determined that certain charges for changes in estimates related to indemnifications of warranty obligations and legal costs we have retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables should have been classified as discontinued operations instead of continuing operations in the condensed consolidated statements of operations for fiscal year 2022.
•The impact to the condensed consolidated statements of operations for the three months ended April 2, 2023 is a decrease to total cost of revenues of $6.8 million and a decrease to sales, general and administrative expenses of $0.5 million, with an increase to discontinued operations by the total amount.

d.Timing of Revenue Recognition for Certain Revenue Contracts - In the fourth quarter of fiscal year 2022, we determined that a portion of revenue earned from sales through our New Homes channel were incorrectly deferred. We concluded that our performance obligations related to these contracts had been satisfied and revenue should have been recognized.
•The impact to the condensed consolidated statements of operations for the three months ended April 2, 2023 is a decrease in total revenues of $6.4 million and a decrease in total cost of revenues of $4.0 million.
•The impact to the condensed consolidated balance sheets as of January 1, 2023 is an increase in contract assets of $6.4 million and a decrease in prepaid expenses and other current assets of $4.0 million.

e.Other Restatement Adjustments - There are other restatement adjustments otherwise not described in items (a) through (d) above, which are individually and in the aggregate insignificant for the periods of the three months ended April 2, 2023 and April 3, 2022.

Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements as of April 2, 2023 and January 1, 2023, and for the three months ended April 2, 2023 and April 3, 2022 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these periods to the restated and revised amounts.

Summary of Restatement - Condensed Consolidated Balance Sheets

	April 2, 2023				January 1, 2023
(In thousands)	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$116,478	$—		$116,478	$377,026	$—		$377,026
Restricted cash and cash equivalents, current portion	9,634	837	e	10,471	9,855	813	e	10,668
Short-term investments	—	—		—	132,480	—		132,480
Accounts receivable, net	194,231	3,267	e	197,498	174,577	(4,903)	e	169,674
Contract assets	58,610	—		58,610	50,692	6,378	d	57,070
Inventories	381,847	(21,395)	a, e	360,452	316,815	(21,084)	a, e	295,731
Advances to suppliers, current portion	12,508	2,750	a	15,258	9,309	2,750	a	12,059
Prepaid expenses and other current assets	212,970	850	a, e	213,820	197,760	51	a, d, e	197,811
Total current assets	986,278	(13,691)		972,587	1,268,514	(15,995)		1,252,519

Restricted cash and cash equivalents, net of current portion	15,158	3,752	e	18,910	15,151	3,661	e	18,812
Property, plant and equipment, net	82,117	1,960	e	84,077	74,522	1,951	e	76,473
Operating lease right-of-use assets	36,302	—		36,302	36,926	—		36,926
Solar power systems leased, net	40,768	—		40,768	41,779	—		41,779
Goodwill	126,338	(340)	e	125,998	126,338	(340)	e	125,998
Other intangible assets, net	22,435	—		22,435	24,192	—		24,192
Other long-term assets	183,015	(6,075)	e	176,940	192,585	(5,658)	e	186,927
Total assets	$1,492,411	$(14,394)		$1,478,017	$1,780,007	$(16,381)		$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable	$225,143	$(1,449)	a	$223,694	$242,229	$910	a, e	$243,139
Accrued liabilities	164,210	3,225	a, e	167,435	145,229	2,890	a, e	148,119
Operating lease liabilities, current portion	11,589	—		11,589	11,356	—		11,356
Contract liabilities, current portion	161,289	1,054	e	162,343	144,209	(2,346)	e	141,863
Short-term debt	121,473	3,871	e	125,344	82,404	(164)	e	82,240
Convertible debt, current portion	—	—		—	424,919	—		424,919
Total current liabilities	683,704	6,701		690,405	1,050,346	1,290		1,051,636

Long-term debt	155,969	—		155,969	308	—		308
Operating lease liabilities, net of current portion	28,362	—		28,362	29,347	—		29,347

Contract liabilities, net of current portion	11,305	34	e	11,339	11,555	33	e	11,588
Other long-term liabilities	109,782	2,432	e	112,214	112,797	1,905	e	114,702
Long-term liabilities of discontinued operations	—	—		—	—	—		—
Total liabilities	989,122	9,167		998,289	1,204,353	3,228		1,207,581
Commitments and contingencies (Note 8)
Equity:
Preferred stock	—	—		—	—	—		—
Common stock	175	—		175	174	—		174
Additional paid-in capital	2,839,233	—		2,839,233	2,855,930	—		2,855,930
Accumulated deficit	(2,116,859)	(23,561)	a, d, e	(2,140,420)	(2,066,175)	(19,609)	a, d, e	(2,085,784)
Accumulated other comprehensive income	11,573	—		11,573	11,568	—		11,568
Treasury stock, at cost	(231,717)	—		(231,717)	(226,646)	—		(226,646)
Total stockholders' equity	502,405	(23,561)		478,844	574,851	(19,609)		555,242
Noncontrolling interests in subsidiaries	884	—		884	803	—		803
Total equity	503,289	(23,561)		479,728	575,654	(19,609)		556,045
Total liabilities and equity	$1,492,411	$(14,394)		$1,478,017	$1,780,007	$(16,381)		$1,763,626

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended
	April 2, 2023				April 3, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Total revenues	$440,878	$(6,611)	d, e	$434,267	$350,277	$(159)	e	$350,118
Total cost of revenues	376,767	(23,538)	a-e	353,229	277,968	(9,695)	a, b, e	268,273
Gross profit	64,111	16,927		81,038	72,309	9,536		81,845
Operating expenses:
Research and development	7,247	—		7,247	5,010	161	e	5,171
Sales, general, and administrative	90,881	13,437	b, c, e	104,318	76,996	10,871	b, e	87,867
Restructuring charges (credits)	—	—		—	627	—		627
(Income) expense from transition services agreement, net	(224)	—		(224)	266	—		266
Total operating expenses	97,904	13,437		111,341	82,899	11,032		93,931
Operating (loss) income	(33,793)	3,490		(30,303)	(10,590)	(1,496)		(12,086)
Other (expense) income, net:
Interest income	831	—		831	42	—		42
Interest expense	(5,678)	—		(5,678)	(5,044)	(7)	e	(5,051)
Other, net	(10,983)	—		(10,983)	1,444	—		1,444
Other (expense) income, net	(15,830)	—		(15,830)	(3,558)	(7)		(3,565)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(49,623)	3,490		(46,133)	(14,148)	(1,503)		(15,651)
(Provision for) benefits from income taxes	(1,227)	(101)	e	(1,328)	11,643	(3,514)	e	8,129
Equity in earnings (losses) of unconsolidated investees	247	(59)	e	188	—	—		—
Net (loss) income from continuing operations	(50,603)	3,330		(47,273)	(2,505)	(5,017)		(7,522)

(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	—	(7,360)	c	(7,360)	(26,298)	—		(26,298)
Benefits from (provision for) income taxes from discontinued operations	—	78	e	78	343	(10)	e	333
Net (loss) income from discontinued operations	—	(7,282)		(7,282)	(25,955)	(10)		(25,965)
Net (loss) income	(50,603)	(3,952)		(54,555)	(28,460)	(5,027)		(33,487)
Net (income) loss from continuing operations attributable to noncontrolling interests	(81)	—		(81)	339	—		339
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—		—	250	—		250
Net (income) loss attributable to noncontrolling interests	(81)	—		(81)	589	—		589
Net (loss) income from continuing operations attributable to stockholders	(50,684)	3,330		(47,354)	(2,166)	(5,017)		(7,183)
Net (loss) income from discontinued operations attributable to stockholders	—	(7,282)		(7,282)	(25,705)	(10)		(25,715)
Net (loss) income attributable to stockholders	$(50,684)	$(3,952)		$(54,636)	$(27,871)	$(5,027)		$(32,898)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.29)	$0.02	a, c, d, e	$(0.27)	$(0.01)	$(0.03)	a, e	$(0.04)
Discontinued operations	$—	$(0.04)	c, e	$(0.04)	$(0.15)	$—	e	$(0.15)
Net (loss) income per share - basic and diluted	$(0.29)	$(0.02)	a, d, e	$(0.31)	$(0.16)	$(0.03)	a, e	$(0.19)

Weighted-average shares:
Basic	174,528	—		174,528	173,376	—		173,376
Diluted	174,528	—		174,528	173,376	—		173,376

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 2, 2023				April 3, 2022
(In thousands)	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Cash flows from operating activities:
Net (loss) income	$(50,603)	$(3,952)	a, d, e	$(54,555)	$(28,460)	$(5,027)	a, e	$(33,487)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,989	280	e	10,269	4,170	143	e	4,313
Amortization of cloud computing arrangements	1,673	67	e	1,740	495	22	e	517
Stock-based compensation	6,877	—		6,877	5,427	—		5,427
Amortization of debt issuance costs	617	—		617	726	—		726
Equity in (earnings) losses of unconsolidated investees	(247)	59	e	(188)	—	—		—

Loss (gain) on equity investments	10,805	—		10,805	(1,315)	—		(1,315)
Unrealized loss (gain) on derivatives	3,334	—		3,334	—	—		—
Dividend from equity method investees	371	—		371	—	—		—
Deferred income taxes	(815)	—		(815)	(13,750)	(417)	e	(14,167)
Other, net	91	—		91	845	—		845
Changes in operating assets and liabilities:
Accounts receivable	(19,745)	(8,170)	e	(27,915)	(12,354)	(176)	e	(12,530)
Contract assets	(7,918)	6,378	d	(1,540)	(6,519)	(420)	d	(6,939)
Inventories	(65,032)	311	a, e	(64,721)	(35,081)	2,537	a, e	(32,544)
Project assets	—	—		—	2,892	—		2,892
Prepaid expenses and other assets	(12,199)	(734)	a, d, e	(12,933)	(86,502)	5,236	a, d, e	(81,266)
Operating lease right-of-use assets	2,710	—		2,710	2,415	227	e	2,642
Advances to suppliers	(3,198)	—		(3,198)	(2,222)	—		(2,222)
Accounts payable and other accrued liabilities	(26,557)	(783)	a, e	(27,340)	41,444	(1,233)	a, e	40,211
Contract liabilities	16,830	3,400	e	20,230	22,066	(2)	e	22,064
Operating lease liabilities	(2,063)	(775)	e	(2,838)	(3,027)	(217)	e	(3,244)
Net cash (used in) provided by operating activities	(135,080)	(3,919)		(138,999)	(108,750)	673		(108,077)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,943)	—		(11,943)	(8,636)	(577)	e	(9,213)
Investments in software development costs	(891)	—		(891)	(1,521)	—		(1,521)
Cash paid for equity investments under the Dealer Accelerator Program and other	—	—		—	(7,000)	—		(7,000)
Proceeds from sale of equity investment	121,675	—		121,675	149,830	—		149,830
Cash paid for investments in unconsolidated investees	(1,454)	—		(1,454)	(154)	—		(154)
Dividend from equity method investee, in excess of cumulative earnings	149	—		149	—	—		—
Net cash provided by (used in) investing activities	107,536	—		107,536	132,519	(577)		131,942
Cash flows from financing activities:
Proceeds from bank loans and other debt	245,764	—		245,764	21,458	—		21,458
Repayment of bank loans and other debt	(48,146)	4,034	e	(44,112)	(23,944)	78	e	(23,866)
Repayment of convertible debt	(424,991)	—		(424,991)	—	—		—
Payments for financing leases	(775)	—		(775)	—	(11)	e	(11)
Purchases of stock for tax withholding obligations on vested restricted stock	(5,070)	—		(5,070)	(7,332)	—		(7,332)
Net cash (used in) provided by financing activities	(233,218)	4,034		(229,184)	(9,818)	67		(9,751)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(260,762)	115		(260,647)	13,951	163		14,114
Cash, cash equivalents, and restricted cash, beginning of period	402,032	4,474	e	406,506	148,613	3,986	e	152,599
Cash, cash equivalents, and restricted cash, end of period	$141,270	$4,589		$145,859	$162,564	$4,149		$166,713

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$116,478	$—		$116,478	$142,250	$—		$142,250
Restricted cash and cash equivalents, current portion	9,634	837	e	10,471	681	747	e	1,428
Restricted cash and cash equivalents, net of current portion	15,158	3,752	e	18,910	12,857	3,402	e	16,259
Cash, cash equivalents, and restricted cash from discontinued operations	—	—		—	6,776	—		6,776
Total cash, cash equivalents, and restricted cash	$141,270	$4,589		$145,859	$162,564	$4,149		$166,713

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$3,505	$—		$3,505	$922	$911	e	$1,833
Right-of-use assets obtained in exchange for lease obligations	$2,086	$—		$2,086	$877	$(485)	e	$392
Working capital adjustment related to C&I Solutions sale	$23,880	$—		$23,880	$—	$—		$—
Supplemental cash flow disclosures:
Cash paid for interest	$11,969	$—		$11,969	$9,874	$—		$9,874
Cash paid for income taxes	$184	$—		$184	$250	$—		$250

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

Sale of C&I Solutions Business

On May 31, 2022, pursuant to the terms of the Definitive Agreement we signed with TotalEnergies Renewables on February 6, 2022, TotalEnergies Renewables acquired all of the issued and outstanding common stock of our C&I Solutions business. The preliminary purchase price of $190.0 million was subject to certain adjustments, including cash, indebtedness, and an estimated closing date working capital adjustment. Upon closing, we received net cash consideration of $149.2 million based on the estimated net assets of the business on that date. As of the third quarter of fiscal 2022, we recorded a payable of $7.0 million to Total, based on our review of the closing date working capital and our submission of the Closing Statement. On October 25, 2022, we received a notice of disagreement from TotalEnergies Renewables with respect to the Closing Statement. As set forth in the Definitive Agreement, we appointed an independent accountant to adjudicate the amount owed under the Closing Statement. On April 12, 2023, the independent accountant issued its final and binding determination with respect to the disputed items and an additional $23.9 million was deemed in favor of TotalEnergies Renewables. We have recorded a payable of $30.9 million within “accrued liabilities” in our condensed consolidated balance sheets as of April 2, 2023, and such amount was paid on April 19, 2023.

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

Related-Party Transactions with Total and Its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	April 2, 2023	January 1, 2023
Accounts receivable	$489	$489
Prepaid expenses and other current assets	2,756	2,898
Other long-term assets	505	1,284
Accrued liabilities	31,055	8,033

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)		(As Restated)
Other income:
(Income) expense from transition services agreement, net	$(249)	$—
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	171	1,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)	(As Restated)	(As Restated)
Solar power systems sales	$341,905	$271,485
Component sales	86,531	59,877
Light commercial sales	552	14,196
Services and other	5,279	4,560
Total revenues	$434,267	$350,118

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

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Contract assets	$58,919	$57,379
Contract liabilities	$173,682	$153,451

1 As of April 2, 2023 and January 1, 2023, we had indemnifications of $1.1 million retained in connection with our C&I Solutions sale, which are presented within “contract liabilities, net of current portion” on our condensed consolidated balance sheets.

During the three months ended April 2, 2023, we recognized revenue of $74.2 million that was included in contract liabilities as of January 1, 2023. During the three months ended April 3, 2022, we recognized revenue of $34.2 million that was included in contract liabilities as of January 2, 2022.

As of April 2, 2023, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $806.1 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Accounts receivable, gross	$211,403	$184,733
Less: allowance for credit losses	(13,596)	(14,750)
Less: allowance for sales returns	(309)	(309)
Accounts receivable, net	$197,498	$169,674

Allowance for Credit Losses

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Balance at beginning of period	$14,750	$14,375
Provision for credit losses	442	1,300
Write-offs	(1,596)	(494)
Balance at end of period	$13,596	$15,181

Inventories

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Photo-voltaic modules	$184,761	$136,006
Microinverters	65,387	48,645
Energy Storage Systems	59,983	62,861
Other solar power system component materials	50,321	48,219
Inventories[1]	$360,452	$295,731

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Deferred project costs	$121,214	$125,604
Deferred costs for solar power systems	53,708	34,124
Related-party receivables	5,018	3,959
Derivative assets	1,384	—
Other	32,496	34,124
Prepaid expenses and other current assets	$213,820	$197,811

Property, Plant and Equipment, Net

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Testing equipment and tools	$1,507	$1,157
Leasehold improvements	17,184	16,960
Solar power systems	10,701	10,271
Computer equipment	15,410	14,411
Internal-use software	76,640	71,477
Furniture and fixtures	8,092	8,088
Transportation equipment	4,451	3,941
Vehicle finance leases	14,744	12,316
Work-in-progress	10,769	5,958
Property, plant and equipment, gross	159,498	144,579
Less: accumulated depreciation and impairment	(75,421)	(68,106)
Property, plant, and equipment, net[1,2]	$84,077	$76,473

1 Property, plant, and equipment is predominantly located in the U.S.

2 For the three months ended April 2, 2023, we recorded depreciation expense, including accretion expense related to our asset retirement obligations, of $9.5 million. For the three months ended April 3, 2022, we recorded depreciation expense of $3.6 million.

Other Long-term Assets

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Equity investments without readily determinable fair value	$31,346	$31,699
Equity investments with fair value option (“FVO”)	19,800	18,346
Cloud computing arrangements (“CCA”) implementation costs, net of current portion[1]	5,944	7,934
Deposits with related parties	6,549	7,329
Retail installment contract receivables, net of current portion[2,3]	94,254	98,001
Long-term deferred project costs	3,018	3,109
Derivative assets	—	2,293
Debt issuance costs	—	3,556
Other	16,029	14,660
Other long-term assets	$176,940	$186,927

1 For the three months ended April 2, 2023 and April 3, 2022, we recorded $1.7 million and $0.5 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs.

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

Accrued Liabilities

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Employee compensation and employee benefits	$30,467	$36,452
Interest payable	351	8,549
Short-term warranty reserves	31,274	29,677
Legal expenses	3,413	2,681
Taxes payable	9,286	9,641
Payable to related parties	8,004	11,239
Short-term finance lease liabilities	3,422	2,949
Derivative liabilities	2,425	—
Indemnification obligations retained from C&I Solutions sale[1]	51,426	20,781
Short-term asset retirement obligation liability	1,510	1,396
Other	25,857	24,754
Accrued liabilities	$167,435	$148,119

1 As of April 2, 2023, we had a total of $20.3 million and $31.1 million of warranty reserves and other indemnification, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $13.5 million and $7.3 million of warranty reserves and other indemnifications, respectively.

Other Long-term Liabilities

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Deferred revenue	$34,749	$35,864
Long-term warranty reserves	21,308	23,931
Unrecognized tax benefits	12,699	12,295
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	9,050	7,878
Indemnification obligations retained from C&I Solutions sale[1]	11,333	11,385
Long-term asset retirement obligation liability	2,570	2,395
Other	19,047	19,496
Other long-term liabilities	$112,214	$114,702

1 As of April 2, 2023, we had a total of $7.6 million and $3.7 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $7.6 million and $3.8 million of warranty reserves and other indemnifications, respectively.

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

The following table summarizes our assets and liabilities measured and recorded at fair value on a recurring basis as of April 2, 2023 and January 1, 2023:

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

2023
Assets:	Fair value	Valuation Technique	Unobservable Input	Range[1]	Weighted Average[1]
Other long-term assets:
Equity investments with FVO	$19,800	Discounted cash flows	Discount rate Residual value	12.5%-13% 6.3%-12.9%	12.7% 8.2%
Total assets	$19,800

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

On January 5, 2023, we sold our remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million, which was recorded within “other, net” in our condensed consolidated statements of operations for the three months ended April 2, 2023. During the three months ended April 3, 2022, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $149.8 million, and recorded a gain of $1.3 million.

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

As of April 2, 2023, we recorded derivative assets of $1.4 million, within “prepaid expenses and other current assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $70.0 million as of April 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately and recorded a loss of $0.9 million within “interest expense” in our condensed consolidated statements of operations for the three months ended April 2, 2023.

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

As of April 2, 2023, we recorded derivative liabilities of $2.4 million, within “accrued liabilities” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives had an aggregate notional value of $93.5 million as of April 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately and record such changes within “total revenues” in our condensed consolidated statements of operations. We recorded a loss of $2.4 million for the three months ended April 2, 2023.

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

Note 8. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)	(As Restated)	(As Restated)
Operating lease expense	$3,621	$3,215
Finance lease expense:
Amortization expense	775	11
Interest expense on lease liabilities	189	16
Sublease income	(746)	(87)
Total	$3,839	$3,155

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,749	$3,817
Operating cash flows for finance leases	$189	$16
Financing cash flows for finance leases	$775	$11

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$2,086	$392
Finance leases	$2,435	$911

	As of
	April 2, 2023	January 1, 2023
Weighted-average remaining lease term (in years):
Operating leases	3.6	3.7
Finance leases	3.4	3.4
Weighted-average discount rate:
Operating leases	7.9%	8.0%
Finance leases	7.0%	7.0%

The future minimum lease payments to be paid under non-cancellable leases in effect as of April 2, 2023, are as follows:

	Operating Leases	Finance Leases
As of April 2, 2023	(In thousands)
2023 (remaining nine months)	$11,038	$3,121
2024	12,654	4,027
2025	8,940	3,851
2026	7,468	2,404
2027	4,679	546
Thereafter	1,855	39
Total lease payments	46,634	13,988
Less: imputed interest	(6,683)	(1,516)
Total	$39,951	$12,472

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 2, 2023 are as follows:

(In thousands)	Fiscal 2023 (remaining nine months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$267,184	$184,926	$159,929	$778	$784	$3,745	$617,346

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

Product Warranties

The following table summarizes accrued warranty activities for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)	(As Restated)	(As Restated)
Balance at the beginning of the period	$74,751	$80,592
Accruals for warranties issued during the period	10,829	757
Settlements and adjustments during the period	(5,078)	(4,843)
Balance at the end of the period	$80,502	$76,506

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. During the three months ended April 2, 2023, we recorded an additional $6.8 million of warranty expenses related to our indemnifications of TotalEnergies Renewables, respectively, which is included within “net (loss) income from discontinued operations attributable to stockholders” on our condensed consolidated statements of operations.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of April 2, 2023 and January 1, 2023, our provision was $8.2 million, primarily for tax-related indemnifications. In addition, as of April 2, 2023 and January 1, 2023, we retained an additional $4.9 million of tax-related indemnifications with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which is included within “accrued liabilities,” “contract liabilities,” and “other long-term liabilities” on our consolidated balance sheets.

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

In addition, as of April 2, 2023, we have retained a total of $27.9 million of warranty reserves related to our indemnification with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which are included within “accrued liabilities” and “other long-term liabilities” on our condensed consolidated balance sheets.

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

Our share of earnings (losses) from equity investments accounted for under the equity method is reflected as “Equity in earnings (losses) of unconsolidated investees” in our condensed consolidated statements of operations. Mark-to-market gains and losses on equity investments with readily determinable fair value are reflected as “other, net” under other income (expense), net in our condensed consolidated statements of operations. The carrying value of our equity investments, classified as “short-term investments” and “other long-term assets” on our condensed consolidated balance sheets, are as follows:

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$—	$132,480
Total equity investments with readily determinable fair value	—	132,480
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	5,000
Equity method investments under the Dealer Accelerator Program	26,066	26,419
Other equity investments without readily determinable fair value	280	280
Total equity investments without readily determinable fair value	31,346	31,699
Equity investments with FVO:
SunStrong Capital Holdings, LLC	9,871	9,871
Dorado Development Partners, LLC	9,626	8,173
SunStrong Partners, LLC	302	302
Total equity investment with FVO	19,799	18,346
Total equity investments	$51,145	$182,525

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

We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct activities that most significantly impact the investees' economic performance, including powers granted to the investees' governing board and, to a certain extent, a company's economic interest in the investee. We analyze our investments in VIEs and classify them as either unconsolidated VIEs or consolidated VIEs (refer to our Form 10-K/A for the fiscal year ended January 1, 2023 for further details on our various VIE arrangements).

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

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	April 2, 2023	January 1, 2023
Accounts receivable	$30,922	$33,864
Prepaid expenses and other current assets	4,239	3,959
Other long-term assets	6,549	6,549
Accounts payable	299	165
Accrued liabilities	178	97
Contract liabilities	93,792	63,504

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)		(As Restated)
Revenues and fees received from investees for products/services	$85,291	$42,122

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

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	April 2, 2023				January 1, 2023
	(As Restated)				(As Restated)
(In thousands)	Face Value	Short-term	Long-term	Total[1]	Face Value	Short-term	Long-term	Total[1]
Recourse Debt:
4.00% convertible debentures due 2023[2]	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Revolver and Term Loan Facility	193,750	33,920	155,674	189,594	—	—	—	—
Other Debt	22,930	22,930	—	22,930	11,733	11,733	—	11,733
Total recourse debt	$216,680	$56,850	$155,674	$212,524	$436,724	$436,652	$—	$436,652
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$69,298	$68,429	$—	$68,429	$71,577	$70,443	$—	$70,443
Other Debt	360	65	295	360	371	64	308	372
Total non-recourse debt	69,658	68,494	295	68,789	71,948	70,507	308	70,815
Total	$286,338	$125,344	$155,969	$281,313	$508,672	$507,159	$308	$507,467

1 Refers to the total carrying value of the outstanding debt arrangement.

2 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of April 2, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands) (as restated)	Fiscal 2023 (remaining nine months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$96,025	$5,068	$5,071	$5,075	$175,079	$20	$286,338

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

As of April 2, 2023, we had $69.3 million borrowings outstanding under the term loan facility, of which $0.0 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the condensed consolidated balance sheets as of April 2, 2023. All borrowings outstanding under the term loan facility have a weighted average interest rate of between 5.4% to 6.4%.

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

The below table summarizes our transactions with Maxeon Solar for the three months ended April 2, 2023:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Purchases of photo-voltaic modules (recorded in cost of revenues)	$70,458	$72,459
Research and development expenses reimbursement received	464	9,474
Income (expense) from transition services agreement, net	(25)	(266)
Sublease income (recorded in sales, general, and administrative expense)	468	—

We had the following balances related to transactions with Maxeon Solar as of April 2, 2023:

	As of
	April 2, 2023	January 1, 2023
(In thousands)	(As Restated)
Prepaid and other current assets	$445	$607
Accrued liabilities	8,004	11,239
Accounts payable	43,355	38,486
Other long-term liabilities	1,458	1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 9. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 12. INCOME TAXES

In the three months ended April 2, 2023, our income tax provision of $1.3 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $46.1 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.1 million in the three months ended April 3, 2022 on a loss from continuing operations before income taxes of $15.7 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

During the three months ended April 2, 2023, in accordance with FASB guidance for interim reporting of income tax, our annual effective tax rate was computed based on year-to-date results. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarter.

Our income tax benefit on the loss from discontinued operations before income taxes of $7.4 million for the three months ended April 2, 2023, was $0.1 million. In the three months ended April 3, 2022, our income tax benefit of $0.3 million on a loss from discontinued operations before income taxes of $26.3 million was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business.

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to stockholders:

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands, except per share amounts)	(As Restated)	(As Restated)
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations[1]	$(47,354)	$(7,183)
Net (loss) income attributable to stockholders - discontinued operations	(7,282)	(25,715)
Net (loss) income attributable to stockholders	$(54,636)	$(32,898)
Denominator:
Basic weighted-average common shares	174,528	173,376

Basic and dilutive net (loss) income per share - continuing operations	$(0.27)	$(0.04)
Basic and dilutive net (loss) income per share - discontinued operations	(0.04)	(0.15)
Basic and dilutive net (loss) income per share	$(0.31)	$(0.19)

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

Note 15. SUBSEQUENT EVENTS

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission (“SEC”) on December 18, 2023, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q/A include, but are not limited to, our ability to continue as a going concern, our ability to raise additional capital or obtain financing, our ability to obtain additional waivers or amendments under our debt agreements, comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our plan and ability to remediate the material weaknesses in our internal control over financial reporting; expectations related to any restated items disclosed herein; our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction measures, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and availability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, the impact on our business of the COVID-19 pandemic and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q/A and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 filed on December 18, 2023, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which end on the Sunday closest to the calendar month end. Unless the context otherwise requires, all references to “SunPower,” the “Company,” “we,” “us,” or “our” refer to SunPower Corporation and its subsidiaries.

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q/A, we have restated our previously issued condensed consolidated financial statements as of April 2, 2023 and January 1, 2023, and for the three months ended April 2, 2023 and April 3, 2022. Refer to the “Explanatory Note” preceding “Item 1. Financial Statements (unaudited)” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of April 2, 2023 and January 1, 2023, and for the three months ended April 2, 2023 and April 3, 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the restatement.

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

For more information about our business, please refer to the section titled “Part I. Item 1. Business” in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023.

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

Results of Operations (As Restated)

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	April 2, 2023		April 3, 2022
	(As Restated)		(As Restated)
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$434,267	100	$350,118	100
Total cost of revenues	353,229	81	268,273	77
Gross profit	81,038	19	81,845	23
Research and development	7,247	2	5,171	1
Sales, general, and administrative	104,318	24	87,867	25
Restructuring charges (credits)	—	—	627	—
(Income) expense from transition services agreement, net	(224)	—	266	—
Operating (loss) income	(30,303)	(7)	(12,086)	(3)
Other (expense) income, net	(15,830)	(4)	(3,565)	(1)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(46,133)	(11)	(15,651)	(4)
(Provision for) benefits from income taxes	(1,328)	—	8,129	2
Equity in earnings (losses) of unconsolidated investees	188	—	—	—
Net (loss) income from continuing operations	(47,273)	(11)	(7,522)	(2)
Net (income) loss from continuing operations attributable to noncontrolling interests	(81)	—	339	—
Net (loss) income from continuing operations attributable to stockholders	$(47,354)	(11)	$(7,183)	(2)

Total Revenues (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Total revenues	$434,267	$350,118	24%
Our total revenues during the three months ended April 2, 2023 increased by 24% or $84.1 million as compared to the three months ended April 3, 2022, as compared to the three months ended April 3, 2022, primarily due to higher volume in our SunPower Direct and non-installing dealer channels driven by strong momentum and bookings during the first quarter of fiscal 2023 prior to the transition to a new net energy metering program (“NEM 3.0”) in California in April 2023 and despite slowdowns of installations of solar power systems in California due to severe weather. This volume increase contributed to a total increase in revenues of $84.7 million. In addition, our Blue Raven business saw an increase in revenue of $13.4 million driven by higher mega-watts recognized and an increase in average selling price of their systems. These increases were partially offset by a reduction in revenue of $13.7 million due to the continued wind-down of our Light Commercial business during fiscal 2023.

One customer accounted for approximately 13% and 10% of total revenues for the three months ended April 2, 2023 and April 3, 2022, respectively, primarily within solar power systems sales revenue category.

Total Cost of Revenues and Gross Margin (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Cost of Revenues
Total cost of revenues	$353,229	$268,273	32%

Gross Margin
Total gross margin	19%	23%	(4)%

Our total cost of revenues increased by 32% or $85.0 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, as a result of revenue growth in Blue Raven and our other sales channels of $81.2 million, increasing material, labor, and other costs of $2.2 million that occurred during the second and third quarters of fiscal 2022 and had a continued effect during the first quarter of fiscal 2023.

Our gross margin decreased by 4 percentage points during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to a decrease in margin from lower revenue growth of $84.7 million compared to the corresponding increase in cost of revenues from volume $87.2 million.

Research and Development (“R&D”) (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
R&D	$7,247	$5,171	40%
As a percentage of revenues	2%	1%

R&D expense increased by $2.1 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to higher labor and personnel-related costs from continued increase in headcount to support our business growth strategy and ongoing projects during the first quarter of fiscal 2023.

Sales, General, and Administrative (“SG&A”) (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
SG&A	$104,318	$87,867	19%
As a percentage of revenues	24%	25%

SG&A expenses increased by $16.5 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to increased strategic hiring across digital and business functions to support our growth strategy of $6.3 million, increased commissions and fees aligned with increased revenue of $3.3 million, as well as increased depreciation for new purchases of property, plant, and equipment of $3.2 million.

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

Other (Expense) Income, Net (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Interest income	$831	$42	1879%
Interest expense	(5,678)	(5,051)	12%
Other (expense) income:
Other, net	(10,983)	1,444	861%
Other (expense) income, net	$(15,830)	$(3,565)	(344)%
As a percentage of revenues	(4)%	(1)%

Interest income increased by $0.8 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to interest earned from our money market fund investments.

Interest expense increased by $0.6 million during the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to the draw down of our new revolver and term loan facility during fiscal 2023.

Other expense increased by $12.4 million in the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to a loss of $10.8 million on our equity investment with readily determinable fair value in the three months ended April 2, 2023, as compared to a gain of $1.3 million in the three months ended April 3, 2022.

Income Taxes (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
(Provision for) benefits from income taxes	$(1,328)	$8,129	(116)%
As a percentage of revenues	—%	2%

In the three months ended April 2, 2023, our income tax provision of $1.3 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $46.1 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.1 million in the three months ended April 3, 2022 on a loss from continuing operations before income taxes of $15.7 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

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

Equity in earnings (losses) of unconsolidated investees (As Restated)

	Three Months Ended
(In thousands, except percentages)	April 2, 2023	April 3, 2022	% Change
Equity in earnings (losses) of unconsolidated investees	$188	$—	—%
As a percentage of revenues	—%	—%

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended April 2, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023.

Liquidity and Capital Resources

Liquidity (As Restated)

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
(In thousands)	(As Restated)	(As Restated)
Net cash (used in) provided by operating activities	$(138,999)	$(108,077)
Net cash provided by (used in) investing activities	$107,536	$131,942
Net cash (used in) provided by financing activities	$(229,184)	$(9,751)

Operating Activities (As Restated)

The $30.9 million increase in cash used in operations in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022, was primarily due to changes in operating assets and liabilities. Cash used in operations increased year over year due to higher accounts receivable, inventories, and net payment for accounts payable and other accrued liabilities, partially offset by lower prepaid expenses and other current assets.

Investing Activities (As Restated)

The $24.4 million decrease in net cash provided by investing activities in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022 primarily resulted from lower proceeds from the sale of our equity investments in Enphase in fiscal 2023 as compared to fiscal 2022, partially offset by higher purchases of property, plant, and equipment in fiscal 2023.

Financing Activities (As Restated)

The $219.4 million increase in net cash used in financing activities in the three months ended April 2, 2023 compared to the corresponding three months ended April 3, 2022 primarily resulted from repayment of our convertible debt in fiscal 2023, partially offset by higher net proceeds from bank loans and other debt than in the three months ended April 3, 2022.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-Q, as of October 1, 2023, we breached a financial covenant and a reporting covenant of the Credit Agreement (see “Item 1. Financial Statements—Note 10. Debt and Credit Sources”). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023, the Company obtained the Amendment and Waiver amending the Amended Credit Agreement by and among the Company, certain of its subsidiaries as guarantors, the Existing Lenders, and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitment through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth under the Atlas Credit Agreement (see “Item 1. Financial Statements—Note 10. Debt and Credit Sources”) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default,thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under (on behalf of the lenders thereunder) that certain credit agreement, dated as of March 31, 2022, by and among (inter alia) Dorado 1 Senior Borrower, LLC and Dorado 1 Senior Pledgor, LLC (each of which are non-wholly owned subsidiaries of Company), Bank of America N.A., as administrative agent, Computershare Trust Company, National Association, as the collateral agent and the financial institutions party thereto from time to time as lenders (as amended, the “Dorado Credit Agreement”) as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

To address our liquidity needs, management is currently seeking additional waivers and evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, which may include related parties, the capital markets, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The outcome of these matters cannot be predicted with any certainty at this time. Please see “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q/A.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements—Note 10. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

In addition, see “Risk Factors—Substantial doubt exists about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements” in this Quarterly Report on Form 10-Q/A.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of April 2, 2023:

		Payments Due by Fiscal Period
(In thousands) (as restated)	Total	2023	2024-2025	2026-2027	Beyond 2027
Other debt, including interest[1]	$289,304	$98,955	$10,164	$180,164	$21
Operating lease commitments[2]	46,634	11,038	21,594	12,147	1,855
Supply agreement commitments and other[3]	617,346	267,184	344,855	1,562	3,745
Total	$953,284	$377,177	$376,613	$193,873	$5,621

1 Other debt, including interest, primarily relates to our Revolver and Term Loan facilities, non-recourse financing and other debt arrangements as described in Note 10. Debt and Credit Sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting SunPower, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023, except as disclosed below.

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

We are also exposed to credit risk from customers and their potential payment delinquencies on our retail installment contracts. These retail installment contracts have a typical term of 20 - 25 years and require customers to make monthly payments. As of April 2, 2023 and January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 and 740, respectively, which are each generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, existing and future customers’ credit profiles may decline due to economic headwinds. Our retail installment contract portfolio has not experienced any customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

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

At the time the Original Form 10-Q was filed on May 3, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 2, 2023 because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of April 2, 2023:

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

2. Classification of Expenses in the Statements of Operations:

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations. We further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our condensed consolidated statements of operations for the three months ended April 2, 2023 and April 3, 2022.

These material weaknesses resulted in the restatement of our condensed consolidated financial statements as of April 2, 2023 and January 1, 2023, and for the three months ended April 2, 2023 and April 3, 2022. Additionally, these material weaknesses could result in misstatements that would not be prevented or detected in our accounts and disclosures, resulting in a material misstatement to the annual or interim consolidated financial statements. Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows for the periods presented.

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
•implementing automated inventory processes which will reduce the number of manual adjustments and reconciling items; and
•instituting a monitoring control to review and approve account mapping to ensure the mapping of expenses to the appropriate financial statement line items within the statement of operations is in line with applicable presentation and disclosure guidance.

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

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under “Item 1. Financial Statements—Note 8. Commitments and Contingencies—Legal Matters” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 filed with the SEC on December 18, 2023.

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

Ernst & Young LLP, our independent registered public accounting firm, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the period ended January 1, 2023 included in our Annual Report on Form 10-K/A filed with the SEC on December 18, 2023, indicating that substantial doubt exists about our ability to continue as a going concern. Although we have improved our liquidity position by obtaining the Amendment and Waiver, if we are unable to continue to do so, including by receiving a full waiver and raising additional capital, we will continue to be in breach of our financial covenants under the Credit Agreement, which may impact conditions that could lead to future events of default under our other debt agreements, and we may not be able to continue as a going concern. Further, we also breached a financial covenant set forth under the Atlas Credit Agreement due to delay in delivery of the quarterly financials for the third quarter of 2023, which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of the borrowings outstanding or exercise other remedies. We are currently in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under the Dorado Credit Agreement as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

Although we are seeking additional sources of financing, there can be no assurance that such financing would be available to us on acceptable terms or at all. Any financing that we are able to obtain could entail substantial dilution to stockholders, onerous interest rates or covenants, or other terms that are unfavorable to us and the holders of our common stock. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. The failure to obtain sufficient capital on acceptable terms may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations would be materially adversely affected. In addition, the perception that we may not be able to continue as a going concern may cause customers and other business partners to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations. The accompanying condensed consolidated financial statements to this Quarterly Report on Form 10-Q/A do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our disclosure controls and procedures were not effective as of April 2, 2023. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock. Also, as a result of such material weaknesses and the related restatements of our financial statements, we currently face, and may continue to be subject to litigation or other disputes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS

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

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPOWER CORPORATION

Dated:	December 18, 2023	By:	/S/ ELIZABETH EBY
Elizabeth Eby
Executive Vice President and Chief Financial Officer