Form 10-Q/A
period 2023-07-02
SUNPOWER CORP
filed 2023-12-18
CIK 867773

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

EXPLANATORY NOTE

SunPower Corporation (“we,” “SunPower” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2023 (the “Original Form 10-Q”). This Amendment No. 1 includes the restated condensed consolidated balance sheet as of January 1, 2023, derived from the restated consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on December 18, 2023, and the unaudited restated condensed consolidated financial statements as of July 2, 2023 and for the three and six months ended July 2, 2023 and July 3, 2022.

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Original Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

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

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations and we further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our consolidated statements of operations for the three and six months ended July 2, 2023 and July 3, 2022.

This Amendment No. 1 includes the unaudited restated condensed consolidated balance sheet as of January 1, 2023, and the unaudited restated condensed consolidated financial statements as of July 2, 2023 and for the three and six months ended July 2, 2023 and July 3, 2022, correcting the misstatements described above. In addition, the restated condensed consolidated financial information also includes adjustments to correct certain other previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate. For additional information,, see Note 2. “Restatement of Previously Issued Condensed Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements.

The Company’s management has concluded that in light of the findings described above, the Company’s disclosure controls and procedures as of July 2, 2023 were not effective because of material weaknesses in its internal control over financial reporting. Refer to “Item 4. Controls and Procedures” for additional details.

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
3

SunPower Corporation
Form 10-Q for the quarterly period ended July 2, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	July 2, 2023	January 1, 2023
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$114,104	$377,026
Restricted cash and cash equivalents, current portion	2,075	10,668
Short-term investments	—	132,480
Accounts receivable, net[1]	220,196	169,674
Contract assets	49,357	57,070
Loan receivables held for sale, net	11,947	—
Inventories	402,375	295,731
Advances to suppliers, current portion	4,645	12,059
Prepaid expenses and other current assets[1]	228,874	197,811
Total current assets	1,033,573	1,252,519

Restricted cash and cash equivalents, net of current portion	19,679	18,812
Property, plant and equipment, net	95,785	76,473
Operating lease right-of-use assets	35,219	36,926
Solar power systems leased, net	39,767	41,779
Goodwill	125,998	125,998
Other intangible assets, net	20,682	24,192
Other long-term assets[1]	185,999	186,927
Total assets	$1,556,702	$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$227,386	$243,139
Accrued liabilities[1]	133,530	148,119
Operating lease liabilities, current portion	11,501	11,356
Contract liabilities, current portion[1]	223,846	141,863
Short-term debt	48,054	82,240
Convertible debt, current portion[1]	—	424,919
Total current liabilities	644,317	1,051,636

Long-term debt	305,709	308
Operating lease liabilities, net of current portion	26,873	29,347
Contract liabilities, net of current portion	11,057	11,588
Other long-term liabilities[1]	112,771	114,702
Total liabilities	1,100,727	1,207,581
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of July 2, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 189,644 shares issued and 175,173 shares outstanding as of July 2, 2023; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023	175	174
Additional paid-in capital	2,847,884	2,855,930
Accumulated deficit	(2,171,628)	(2,085,784)
Accumulated other comprehensive income	11,586	11,568
Treasury stock, at cost: 14,471 shares of common stock as of July 2, 2023; 14,018 shares of common stock as of January 1, 2023	(232,940)	(226,646)
Total stockholders' equity	455,077	555,242
Noncontrolling interests in subsidiaries	898	803
Total equity	455,975	556,045
Total liabilities and equity	$1,556,702	$1,763,626

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” and “other long-term liabilities” financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 9, Note 10, and Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total revenues[1]	$463,360	$417,464	$897,627	$767,582
Total cost of revenues[1]	389,431	326,737	742,660	595,010
Gross profit	73,929	90,727	154,967	172,572
Operating expenses:
Research and development[1]	6,508	7,182	13,755	12,353
Sales, general, and administrative[1]	90,498	105,360	194,816	193,227
Restructuring charges (credits)	—	(494)	—	133
Expense (income) from transition services agreement, net[1]	84	(494)	(140)	(228)
Total operating expenses	97,090	111,554	208,431	205,485
Operating (loss) income	(23,161)	(20,827)	(53,464)	(32,913)
Other (expense) income, net:
Interest income	329	92	1,160	134
Interest expense[1]	(5,786)	(6,460)	(11,464)	(11,511)
Other, net	289	(14,652)	(10,694)	(13,208)
Other (expense) income, net	(5,168)	(21,020)	(20,998)	(24,585)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(28,329)	(41,847)	(74,462)	(57,498)
(Provision for) benefits from income taxes	(378)	793	(1,706)	8,922
Equity in earnings (losses) of unconsolidated investees	232	—	420	—
Net (loss) income from continuing operations	(28,475)	(41,054)	(75,748)	(48,576)
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees[1]	(2,796)	(21,560)	(10,156)	(47,858)
Benefits from (provision for) income taxes from discontinued operations	77	107	155	440
Net (loss) income from discontinued operations	(2,719)	(21,453)	(10,001)	(47,418)
Net (loss) income	(31,194)	(62,507)	(85,749)	(95,994)
Net (income) loss from continuing operations attributable to noncontrolling interests	(14)	(785)	(95)	(446)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—	—	250
Net (income) loss attributable to noncontrolling interests	(14)	(785)	(95)	(196)
Net (loss) income from continuing operations attributable to stockholders	(28,489)	(41,839)	(75,843)	(49,022)
Net (loss) income from discontinued operations attributable to stockholders	(2,719)	(21,453)	(10,001)	(47,168)
Net (loss) income attributable to stockholders	$(31,208)	$(63,292)	$(85,844)	$(96,190)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.16)	$(0.24)	(0.43)	$(0.28)
Discontinued operations	$(0.02)	$(0.12)	(0.06)	$(0.27)
Net (loss) income per share - basic and diluted	$(0.18)	$(0.36)	(0.49)	$(0.55)

Weighted-average shares:
Basic	175,042	173,951	174,785	173,664
Diluted	175,042	173,951	174,785	173,664

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

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net (loss) income	$(31,194)	$(62,507)	$(85,749)	$(95,994)
Components of other comprehensive income (loss):
Translation adjustment	13	(31)	18	(29)
Total other comprehensive income (loss)	13	(31)	18	(29)
Total comprehensive (loss) income	(31,181)	(62,538)	(85,731)	(96,023)
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(785)	(95)	(196)
Comprehensive (loss) income attributable to stockholders	$(31,195)	$(63,323)	$(85,826)	$(96,219)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 1, 2023 (as reported)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654
Cumulative restatement adjustments	—	—	—	—	—	(19,609)	(19,609)	—	(19,609)
Balances at January 1, 2023 (as restated)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,085,784)	$555,242	$803	$556,045
Net (loss) income	—	—	—	—	—	(54,636)	(54,636)	81	(54,555)
Other comprehensive income	—	—	—	—	5	—	5	—	5
Issuance of restricted stock to employees, net of cancellations	959	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,877	—	—	—	6,877	—	6,877
Purchases of treasury stock	(327)	—	—	(5,071)	—	—	(5,071)	—	(5,071)
Net working capital settlement related to the sale of our C&I Solutions business, net of taxes of $0.3 million	—	—	(23,574)	—	—	—	(23,574)	—	(23,574)
Balances at April 2, 2023 (as restated)	174,901	$175	$2,839,233	$(231,717)	$11,573	$(2,140,420)	$478,844	$884	$479,728
Net (loss) income	—	—	—	—	—	(31,208)	(31,208)	14	(31,194)
Other comprehensive income	—	—	—	—	13	—	13	—	13
Issuance of restricted stock to employees, net of cancellations	399	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,659	—	—	—	8,659	—	8,659
Purchases of treasury stock	(127)	—	—	(1,223)	—	—	(1,223)	—	(1,223)
Other adjustments	—	—	(8)	—	—	—	(8)	—	(8)
Balances at July 2, 2023 (as restated)	175,173	$175	$2,847,884	$(232,940)	$11,586	$(2,171,628)	$455,077	$898	$455,975

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022 (as reported)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Cumulative restatement adjustments	—	—	—	—	—	(6,421)	(6,421)	—	(6,421)
Balances at January 2, 2022 (as restated)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,128,633)	$381,968	$1,635	$383,603
Net (loss) income	—	—	—	—	—	(32,898)	(32,898)	(589)	(33,487)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022 (as restated)	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,161,531)	$347,167	$1,046	$348,213
Net income (loss)	—	—	—	—	—	(63,292)	(63,292)	785	(62,507)
Other comprehensive income	—	—	—	—	(31)	—	(31)	—	(31)
Issuance of restricted stock to employees, net of cancellations	359	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,071	—	—	—	7,071	—	7,071
Purchases of treasury stock	(123)	—	—	(2,256)	—	—	(2,256)	—	(2,256)
Gain on sale of C&I Solutions business, net of tax	—	—	113,030	—	—	—	113,030	3,943	116,973
Balances at July 3, 2022 (as restated)	174,081	$174	$2,840,028	$(224,829)	$11,139	$(2,224,823)	$401,689	$5,774	$407,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(85,749)	$(95,994)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	23,212	15,523
Amortization of cloud computing arrangements	2,812	1,992
Stock-based compensation	15,536	12,499
Amortization of debt issuance costs	1,163	1,559
Equity in (earnings) losses of unconsolidated investees	(420)	—
(Gain) loss on equity investments	10,805	13,940
Unrealized (gain) loss on derivatives	(294)	504
Dividend from equity method investees	596	—
Loss (gain) on loan receivables held for sale	25	—
Deferred income taxes	(532)	(11,185)
Other, net:	575	949
Changes in operating assets and liabilities:
Accounts receivable	(51,101)	(37,739)
Contract assets	7,713	6,053
Inventories	(106,644)	(8,860)
Project assets	—	295
Loan receivables held for sale	(11,972)	—
Prepaid expenses and other assets	(19,504)	(166,415)
Operating lease right-of-use assets	5,516	5,619
Advances to suppliers	7,414	(2,072)
Accounts payable and other accrued liabilities	(32,639)	42,900
Contract liabilities	81,452	66,319
Operating lease liabilities	(6,134)	(7,878)
Net cash (used in) provided by operating activities	(158,170)	(161,991)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,283)	(23,997)
Investments in software development costs	(2,320)	(2,725)
Cash paid for working capital settlement related to C&I Solutions sale	(30,892)	—
Cash received from C&I Solutions sale, net of de-consolidated cash	—	146,303
Cash paid for equity investments under the Dealer Accelerator Program and other	(7,500)	(16,420)
Proceeds from sale of equity investment	121,675	149,830
Cash paid for investments in unconsolidated investees	(7,677)	(3,318)
Dividend from equity method investee, in excess of cumulative earnings	149	—
Net cash provided by (used in) investing activities	47,152	249,673
Cash flows from financing activities:
Proceeds from bank loans and other debt	439,101	100,276
Repayment of bank loans and other debt	(165,641)	(97,891)
Repayment of convertible debt	(424,991)	—
Payments for financing leases	(1,806)	(149)
Purchases of stock for tax withholding obligations on vested restricted stock	(6,293)	(9,588)
Net cash (used in) provided by financing activities	(159,630)	(7,352)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(270,648)	80,330
Cash, cash equivalents, and restricted cash, beginning of period	406,506	152,599
Cash, cash equivalents, and restricted cash, end of period	$135,858	$232,929

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$114,104	$206,355
Restricted cash and cash equivalents, current portion	2,075	1,798
Restricted cash and cash equivalents, net of current portion	19,679	24,776
Total cash, cash equivalents, and restricted cash	$135,858	$232,929

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$8,717	$4,587
Right-of-use assets obtained in exchange for lease obligations	$3,809	$509
Net working capital settlement related to C&I Solutions sale	$—	$6,265
Supplemental cash flow disclosures:
Cash paid for interest	$18,004	$11,186
Cash paid for income taxes	$1,236	$2,500

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-Q, as of October 1, 2023, we breached a financial covenant and a reporting covenant of our Credit Agreement, dated as of September 12, 2022 (as amended, the “Credit Agreement”) (see Note 11. Debt and Credit Sources). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023 (the “Amendment Effective Date”), the Company obtained a waiver and amendment to the Credit Agreement (the “Amendment and Waiver”) as amended by the First Amendment to Credit Agreement, dated as of January 26, 2023 (together and as amended, the “Amended Credit Agreement”) by and among the Company, certain of its subsidiaries as guarantors, Bank of America, N.A. (“Bank of America”), BMO Bank, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. as the lenders and L/C issuers party thereto (together, the “Existing Lenders”), and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth in the Loan and Security Agreement, dated June 30, 2022, entered into by a wholly owned indirect subsidiary of the Company, the lenders party thereto from time to time, Atlas Securitized Products Holdings, L.P., as administrative agent and Computershare Trust Company, National Association, as paying agent (as amended, the “Loan Facility with Credit Suisse AG,” the “Credit Suisse Warehouse Loan,” or the “Atlas Credit Agreement”) (see Note 11. Debt and Credit Sources), due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders under the Credit Agreement and the Atlas Credit Agreement were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described in Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of July 2, 2023 and January 1, 2023, and for the three and six months ended July 2, 2023 and July 3, 2022 (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (this “Amendment No. 1”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related to the value of consignment inventory of microinverter (“MI") components at certain warehouse and third-party locations and corrections related to reclassification of certain expenses in our statements of operations, along with other immaterial corrections. The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.

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

Summary of Selected Significant Accounting Policies

The following significant accounting policies are updates to our significant accounting policies from our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023. Refer to our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 for the full list of our significant accounting policies. There have been no material changes or updates to our significant accounting policies disclosed in the Form 10-K/A except as updated below.

Revenue Recognition

We recognize revenue from contracts with customers when we have completed our performance obligations under an identified contract. The revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the goods and services transferred.

Solar Power Systems and Component Sales

A majority of our revenue is generated by sales of fully functioning solar power systems to our customers. We sell our products through a network of installing and non-installing dealers and resellers, as well as our internal sales team. Usually, our performance obligation is to design and install a fully functioning solar energy system. We recognize revenue when the solar power system is fully installed and the final permit is received from the authority having jurisdiction, as we deem our performance obligation under the contract to be complete at such time, and the customer retains all of the significant risks and rewards of ownership of the solar power system. In situations when we are not responsible for construction and installation of solar power systems, usually when the sales are made by one of our installing dealers or resellers, we recognize revenue when the components of the solar power system are delivered at the customer site. Our costs to obtain and fulfill contracts associated with systems sales are expensed as sales, general, and administrative expense and cost of revenue, respectively. In addition, incentives we provide to our customers, such as discounts and rebates, are recorded net to the revenue we have recognized on the solar power system. In addition, we expense sales commissions when incurred if the amortization period is one year or less, and record within sales, general, and administrative expense in our condensed consolidated statements of operations.

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

These agreements to sell solar loan receivables to third-parties are accounted for in accordance with ASC 860, Transfers and Servicing. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860 (see Note 10. Equity Investments for a discussion of our conclusion under ASC 810).

Under ASC 860, for our loan receivables that are held for sale and the transfer of the financial assets to be considered a sale, the asset must be legally isolated from the transferor and the transferee must have actual and effective control of the asset. When the sale criteria are met, we, as the transferor, derecognize the lower of cost or fair value of the financial asset transferred and recognize a net gain or loss on the sale based on the difference between proceeds received (less any transaction costs) over the carrying value or fair value. Even though we serve as the primary or master servicer of the special-purpose entity, which represents a form of continuing involvement under ASC 860, this does not preclude sale accounting, because as the servicer, we do not have the power to make significant decisions or any other form of control impacting the performance of the entity. We do not retain actual or effective control in the transferred loan receivables, and therefore, the transfers are accounted for as a sale with the gain or loss from the sales included in our condensed consolidated statements of operations. The gain or loss, and cash proceeds, related to the sales of the financial assets are classified as operating activities in our condensed consolidated statements of cash flows.

Our loan receivables are held for sale and recorded at the net present value of the loan payments upon loan origination, adjusted for the significant financing component using the same interest rate that the Company would use if it was to enter into a separate financing transaction with the customer. We subsequently measure our loan receivables held for sale at the lower of cost or fair value on a loan-by-loan basis until the loan receivables are sold. Our loan receivables held for sale are typically sold within 30 days of origination. If the purchased loans do not meet the eligibility criteria to be sold, the loan receivables are transferred to held to maturity and included at amortized cost within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. These loan receivable agreements held to maturity have a term of typically 20 - 25 years and relate to loans that our customers enter into to pay for their solar power systems.

The sale of loan receivables that are outside of the scope of ASC 860 is accounted for as the sale of future revenues. The upfront payments received from third-party purchasers are classified as deferred income until revenue is recognized, and are presented within “contract liabilities” on our condensed consolidated balance sheets.

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On October 19, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company, based upon the recommendation of management, determined that our (i) audited consolidated financial statements included in our Annual Report on Form 10-K for the period ended January 1, 2023, filed with the SEC on March 10, 2023 (the “Original Form 10-K”), (ii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, filed with the SEC on May 3, 2023 (the “Q1 2023 Form 10-Q”), and (iii) unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, filed with the SEC on August 2, 2023 (the “Original Q2 2023 Form 10-Q,” and collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on such consolidated financial statements, should no longer be relied upon, and that the previously issued financial statements for the Affected Periods should be restated.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the periods included in the Original Form 10-Q. The consolidated statements of comprehensive income (loss) and statements of equity for the three and six months ended July 2, 2023 and July 3, 2022 have also been restated for the correction to net income (loss).

The unaudited condensed consolidated balance sheet as of January 1, 2023, and the unaudited condensed consolidated financial statements as of July 2, 2023 and for the three and six months ended July 2, 2023 and July 3, 2022, have been restated to reflect the corrections related to the value of consignment inventory of MI costs at certain warehouse and third-party locations, and reclassification of certain expenses in our condensed consolidated statements of operations as further described below, along with other immaterial items pertaining to the periods noted above. The effects of the restatement, including the related income tax impacts have been reflected in the impacted tables and footnotes throughout these condensed consolidated financial statements in this Amendment No. 1. The restatement adjustments and their impacts on the previously issued condensed consolidated financial statements included in the Original Q2 2023 Form 10-Q are described below.

Description of Restatement Adjustments

The categories of the restatement adjustments and their impact on the previously reported condensed consolidated financial statements included in the Original Q2 2023 Form 10-Q are described below.

a.Inventory Related Adjustments - In the third quarter of fiscal year 2023, while reviewing our inventory account reconciliations, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. This resulted in an overstatement of MI costs included in finished goods inventory, and an understatement of cost of revenues for the impacted periods. The impact of the correction is to recognize an increase in cost of revenues for the relevant MI costs, with a corresponding reduction to our finished goods inventory and increase in accrued liabilities related to additional accruals for sales and use taxes. In addition, we also identified other immaterial miscellaneous inventory-related misstatements during the first and second quarters of fiscal years 2023 and 2022, pertaining to the physical inventory counts and classifications between financial statement line items related to inventories.
•The aggregated impact to the condensed consolidated statements of operations for the three and six months ended July 2, 2023 is an increase to total cost of revenues of $1.1 million and $0.9 million, respectively. The impact to the condensed consolidated balance sheets as of July 2, 2023 is a decrease in inventories of $20.5 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in accounts payable of $1.6 million, and an increase in accrued liabilities of $0.6 million.
•The aggregated impact to the condensed consolidated statements of operations for the three and six months ended July 3, 2022 is an increase to total cost of revenues of $4.3 million and $7.5 million, respectively. The impact to the condensed consolidated balance sheets as of January 1, 2023 is a decrease in inventories of $19.7 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, an increase in accounts payable of $0.8 million, and an increase in accrued liabilities of $0.4 million.

b.Classification of Expense in the Statements of Operations - In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses. This resulted in the reclassification of certain expenses from cost of revenues to selling, general, and administrative expense for the three and six months ended July 2, 2023 and July 3, 2022.
•The aggregated impact to the condensed consolidated statements of operations for the three and six months ended July 2, 2023 is a decrease to total cost of revenues of $9.7 million and $23.5 million, respectively, and an increase to sales, general, and administrative expenses of $9.7 million and $23.5 million, respectively.
•The aggregated impact to the condensed consolidated statements of operations for the three and six months ended July 3, 2022 is a decrease to total cost of revenues of $14.8 million and $25.6 million, respectively, and an increase to sales, general, and administrative expenses of $14.8 million and $25.6 million, respectively.

c.Timing of Revenue Recognition for Certain Revenue Contracts - In the fourth quarter of fiscal year 2022, we determined that a portion of revenue earned from sales through our New Homes channel were incorrectly deferred. We concluded that our performance obligations related to these contracts had been satisfied and revenue should have been recognized.
•There was no impact to the condensed consolidated statements of operations for the three months ended July 2, 2023. For the six months ended July 2, 2023, the impact to the condensed consolidated statements of operations is a decrease to total revenues of $6.4 million and a decrease to total cost of revenues of $4.0 million.
•The impact to the condensed consolidated balance sheets as of January 1, 2023 is an increase in contract assets of $6.4 million and a decrease in prepaid expenses and other current assets of $4.0 million.

d.Other Restatement Adjustments - There are other restatement adjustments otherwise not described in items (a) through (c) above, which are individually and in the aggregate insignificant for the periods of the three and six months ended July 2, 2023 and July 3, 2022.

Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements as of July 2, 2023 and January 1, 2023, and for the three and six months ended July 2, 2023 and July 3, 2022 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these periods to the restated and revised amounts.

Summary of Restatement - Condensed Consolidated Balance Sheets

	July 2, 2023				January 1, 2023
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$114,104	$—		$114,104	$377,026	$—		$377,026
Restricted cash and cash equivalents, current portion	1,233	842	d	2,075	9,855	813	d	10,668
Short-term investments	—	—		—	132,480	—		132,480
Accounts receivable, net	214,378	5,818	d	220,196	174,577	(4,903)	d	169,674
Contract assets	49,357	—		49,357	50,692	6,378	c	57,070
Loan receivables held for sale, net	12,917	(970)	d	11,947	—	—		—
Inventories	424,040	(21,665)	a, d	402,375	316,815	(21,084)	a, d	295,731
Advances to suppliers, current portion	1,895	2,750	a	4,645	9,309	2,750	a	12,059
Prepaid expenses and other current assets	228,283	591	a, d	228,874	197,760	51	a, c, d	197,811
Total current assets	1,046,207	(12,634)		1,033,573	1,268,514	(15,995)		1,252,519

Restricted cash and cash equivalents, net of current portion	15,937	3,742	d	19,679	15,151	3,661	d	18,812
Property, plant and equipment, net	95,715	70	d	95,785	74,522	1,951	d	76,473
Operating lease right-of-use assets	35,219	—		35,219	36,926	—		36,926
Solar power systems leased, net	39,767	—		39,767	41,779	—		41,779
Goodwill	126,338	(340)	d	125,998	126,338	(340)	d	125,998
Other intangible assets, net	20,682	—		20,682	24,192	—		24,192
Other long-term assets	193,912	(7,913)	d	185,999	192,585	(5,658)	d	186,927
Total assets	$1,573,777	$(17,075)		$1,556,702	$1,780,007	$(16,381)		$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable	$229,008	$(1,622)	a	$227,386	$242,229	$910	a, d	$243,139
Accrued liabilities	131,694	1,836	a, d	133,530	145,229	2,890	a, d	148,119
Operating lease liabilities, current portion	11,501	—		11,501	11,356	—		11,356
Contract liabilities, current portion	223,302	544	d	223,846	144,209	(2,346)	d	141,863
Short-term debt	42,285	5,769	d	48,054	82,404	(164)	d	82,240
Convertible debt, current portion	—	—		—	424,919	—		424,919
Total current liabilities	637,790	6,527		644,317	1,050,346	1,290		1,051,636

Long-term debt	305,709	—		305,709	308	—		308
Operating lease liabilities, net of current portion	26,873	—		26,873	29,347	—		29,347

Contract liabilities, net of current portion	11,024	33	d	11,057	11,555	33	d	11,588
Other long-term liabilities	114,705	(1,934)	d	112,771	112,797	1,905	d	114,702
Long-term liabilities of discontinued operations	—	—		—	—	—		—
Total liabilities	1,096,101	4,626		1,100,727	1,204,353	3,228		1,207,581
Commitments and contingencies (Note 9)
Equity:
Preferred stock	—	—		—	—	—		—
Common stock	175	—		175	174	—		174
Additional paid-in capital	2,847,884	—		2,847,884	2,855,930	—		2,855,930
Accumulated deficit	(2,149,927)	(21,701)	a, c, d	(2,171,628)	(2,066,175)	(19,609)	a, c, d	(2,085,784)
Accumulated other comprehensive income	11,586	—		11,586	11,568	—		11,568
Treasury stock, at cost	(232,940)	—		(232,940)	(226,646)	—		(226,646)
Total stockholders' equity	476,778	(21,701)		455,077	574,851	(19,609)		555,242
Noncontrolling interests in subsidiaries	898	—		898	803	—		803
Total equity	477,676	(21,701)		455,975	575,654	(19,609)		556,045
Total liabilities and equity	$1,573,777	$(17,075)		$1,556,702	$1,780,007	$(16,381)		$1,763,626

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended
	July 2, 2023				July 3, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Total revenues	$463,851	$(491)	d	$463,360	$417,772	$(308)	d	$417,464
Total cost of revenues	399,724	(10,293)	a, b, d	389,431	336,273	(9,536)	a, b, d	326,737
Gross profit	64,127	9,802		73,929	81,499	9,228		90,727
Operating expenses:
Research and development	6,508	—		6,508	7,405	(223)	d	7,182
Sales, general, and administrative	82,709	7,789	b, d	90,498	93,043	12,317	b, d	105,360
Restructuring charges (credits)	—	—		—	(494)	—		(494)
Expense (income) from transition services agreement, net	84	—		84	(494)	—		(494)
Total operating expenses	89,301	7,789		97,090	99,460	12,094		111,554
Operating (loss) income	(25,174)	2,013		(23,161)	(17,961)	(2,866)		(20,827)
Other (expense) income, net:
Interest income	329	—		329	92	—		92
Interest expense	(5,786)	—		(5,786)	(5,964)	(496)	d	(6,460)
Other, net	289	—		289	(14,652)	—		(14,652)
Other (expense) income, net	(5,168)	—		(5,168)	(20,524)	(496)		(21,020)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(30,342)	2,013		(28,329)	(38,485)	(3,362)		(41,847)
(Provision for) benefits from income taxes	(227)	(151)	d	(378)	(3,226)	4,019	d	793
Equity in earnings (losses) of unconsolidated investees	311	(79)	d	232	—	—		—
Net (loss) income from continuing operations	(30,258)	1,783		(28,475)	(41,711)	657		(41,054)

(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	(2,796)	—		(2,796)	(20,857)	(703)	d	(21,560)
Benefits from (provision for) income taxes from discontinued operations	—	77	d	77	241	(134)	d	107
Net (loss) income from discontinued operations	(2,796)	77		(2,719)	(20,616)	(837)		(21,453)
Net (loss) income	(33,054)	1,860		(31,194)	(62,327)	(180)		(62,507)
Net (income) loss from continuing operations attributable to noncontrolling interests	(14)	—		(14)	(785)	—		(785)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—		—	—	—		—
Net (income) loss attributable to noncontrolling interests	(14)	—		(14)	(785)	—		(785)
Net (loss) income from continuing operations attributable to stockholders	(30,272)	1,783		(28,489)	(42,496)	657		(41,839)
Net (loss) income from discontinued operations attributable to stockholders	(2,796)	77		(2,719)	(20,616)	(837)		(21,453)
Net (loss) income attributable to stockholders	$(33,068)	$1,860		$(31,208)	$(63,112)	$(180)		$(63,292)

Net (loss) income per share attributable to stockholders - basic and diluted:
Continuing operations	$(0.17)	$0.01	a, d	$(0.16)	$(0.24)	$—	a, d	$(0.24)
Discontinued operations	$(0.02)	$—	d	$(0.02)	$(0.12)	$—	d	$(0.12)
Net (loss) income per share - basic and diluted	$(0.19)	$0.01	a, d	$(0.18)	$(0.36)	$—	a, d	$(0.36)

Weighted-average shares:
Basic	175,042	—		175,042	173,951	—		173,951
Diluted	175,042	—		175,042	173,951	—		173,951

	Six Months Ended
	July 2, 2023				July 3, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Total revenues	$904,729	$(7,102)	c, d	$897,627	$768,049	$(467)	d	$767,582
Total cost of revenues	769,667	(27,007)	a-d	742,660	614,241	(19,231)	a, b, d	595,010
Gross profit	135,062	19,905		154,967	153,808	18,764		172,572
Operating expenses:
Research and development	13,755	—		13,755	12,415	(62)	d	12,353
Sales, general, and administrative	173,054	21,762	b, d	194,816	170,039	23,188	b, d	193,227
Restructuring charges (credits)	—	—		—	133	—		133
(Income) expense from transition services agreement, net	(140)	—		(140)	(228)	—		(228)
Total operating expenses	186,669	21,762		208,431	182,359	23,126		205,485
Operating (loss) income	(51,607)	(1,857)		(53,464)	(28,551)	(4,362)		(32,913)
Other (expense) income, net:

Interest income	1,160	—		1,160	134	—		134
Interest expense	(11,464)	—		(11,464)	(11,008)	(503)	d	(11,511)
Other, net	(10,694)	—		(10,694)	(13,208)	—		(13,208)
Other (expense) income, net	(20,998)	—		(20,998)	(24,082)	(503)		(24,585)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(72,605)	(1,857)		(74,462)	(52,633)	(4,865)		(57,498)
(Provision for) benefits from income taxes	(1,454)	(252)	d	(1,706)	8,417	505	d	8,922
Equity in earnings (losses) of unconsolidated investees	558	(138)	d	420	—	—		—
Net (loss) income from continuing operations	(73,501)	(2,247)		(75,748)	(44,216)	(4,360)		(48,576)
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	(10,156)	—		(10,156)	(47,155)	(703)	d	(47,858)
Benefits from (provision for) income taxes from discontinued operations	—	155	d	155	584	(144)	d	440
Net (loss) income from discontinued operations	(10,156)	155		(10,001)	(46,571)	(847)		(47,418)
Net (loss) income	(83,657)	(2,092)		(85,749)	(90,787)	(5,207)		(95,994)
Net (income) loss from continuing operations attributable to noncontrolling interests	(95)	—		(95)	(446)	—		(446)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—		—	250	—		250
Net (income) loss attributable to noncontrolling interests	(95)	—		(95)	(196)	—		(196)
Net (loss) income from continuing operations attributable to stockholders	(73,596)	(2,247)		(75,843)	(44,662)	(4,360)		(49,022)
Net (loss) income from discontinued operations attributable to stockholders	(10,156)	155		(10,001)	(46,321)	(847)		(47,168)
Net (loss) income attributable to stockholders	$(83,752)	$(2,092)		$(85,844)	$(90,983)	$(5,207)		$(96,190)

Net (loss) income per share attributable to stockholders – basic and diluted:
Continuing operations	$(0.42)	$(0.01)	a, c, d	$(0.43)	$(0.26)	$(0.02)	a, d	$(0.28)
Discontinued operations	$(0.06)	$—	d	$(0.06)	$(0.27)	$—	d	$(0.27)
Net (loss) income per share – basic and diluted	$(0.48)	$(0.01)	a, c, d	$(0.49)	$(0.53)	$(0.02)	a, d	$(0.55)

Weighted-average shares:
Basic	174,785	—		174,785	173,664	—		173,664
Diluted	174,785	—		174,785	173,664	—		173,664

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

Six Months Ended

	July 2, 2023				July 3, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net (loss) income	$(83,657)	$(2,092)	a, c, d	$(85,749)	$(90,787)	$(5,207)	a, d	$(95,994)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,224	(2,012)	d	23,212	15,155	368	d	15,523
Amortization of cloud computing arrangements	2,678	134	d	2,812	1,893	99	d	1,992
Stock-based compensation	15,536	—		15,536	12,499	—		12,499
Amortization of debt issuance costs	1,163	—		1,163	1,559	—		1,559
Equity in (earnings) losses of unconsolidated investees	(558)	138	d	(420)	—	—		—
Loss (gain) on equity investments	10,805	—		10,805	13,940	—		13,940
Unrealized (gain) loss on derivatives	(294)	—		(294)	—	504	d	504
Dividend from equity method investees	596	—		596	—	—		—
Loss (gain) on loan receivables held for sale	2,163	(2,138)	d	25	—	—		—
Deferred income taxes	(532)	—		(532)	(11,196)	11	d	(11,185)
Other, net	575	—		575	949	—		949
Changes in operating assets and liabilities:
Accounts receivable	(40,380)	(10,721)	d	(51,101)	(37,939)	200	d	(37,739)
Contract assets	1,335	6,378	c	7,713	7,333	(1,280)	c	6,053
Inventories	(107,225)	581	a, d	(106,644)	(17,059)	8,199	a, d	(8,860)
Project assets	—	—		—	295	—		295
Loan receivables held for sale	(15,081)	3,109	d	(11,972)	—	—		—
Prepaid expenses and other assets	(24,841)	5,337	a, c, d	(19,504)	(169,798)	3,383	a, c, d	(166,415)
Operating lease right-of-use assets	5,516	—		5,516	5,432	187	d	5,619
Advances to suppliers	7,414	—		7,414	(2,072)	—		(2,072)
Accounts payable and other accrued liabilities	(25,213)	(7,426)	a, d	(32,639)	46,518	(3,618)	a, d	42,900
Contract liabilities	78,562	2,890	d	81,452	66,273	46	d	66,319
Operating lease liabilities	(6,134)	—		(6,134)	(7,572)	(306)	d	(7,878)
Net cash (used in) provided by operating activities	(152,348)	(5,822)		(158,170)	(164,577)	2,586		(161,991)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,283)	—		(26,283)	(21,583)	(2,414)	d	(23,997)
Investments in software development costs	(2,320)	—		(2,320)	(2,725)	—		(2,725)
Cash paid for working capital settlement related to C&I Solutions sale	(30,892)	—		(30,892)	—	—		—

Cash received from C&I Solutions sale, net of de-consolidated cash	—	—		—	146,303	—		146,303
Cash paid for equity investments under the Dealer Accelerator Program and other	(7,500)	—		(7,500)	(16,420)	—		(16,420)
Proceeds from sale of equity investment	121,675	—		121,675	149,830	—		149,830
Cash paid for investments in unconsolidated investees	(7,677)	—		(7,677)	(3,318)	—		(3,318)
Dividend from equity method investee, in excess of cumulative earnings	149	—		149	—	—		—
Net cash provided by (used in) investing activities	47,152	—		47,152	252,087	(2,414)		249,673
Cash flows from financing activities:
Proceeds from bank loans and other debt	439,101	—		439,101	100,276	—		100,276
Repayment of bank loans and other debt	(171,573)	5,932	d	(165,641)	(98,044)	153	d	(97,891)
Repayment of convertible debt	(424,991)	—		(424,991)	—	—		—
Payments for financing leases	(1,806)	—		(1,806)	(118)	(31)	d	(149)
Purchases of stock for tax withholding obligations on vested restricted stock	(6,293)	—		(6,293)	(9,588)	—		(9,588)
Net cash (used in) provided by financing activities	(165,562)	5,932		(159,630)	(7,474)	122		(7,352)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(270,758)	110		(270,648)	80,036	294		80,330
Cash, cash equivalents, and restricted cash, beginning of period	402,032	4,474		406,506	148,613	3,986		152,599
Cash, cash equivalents, and restricted cash, end of period	$131,274	$4,584		$135,858	$228,649	$4,280		$232,929

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$114,104	$—		$114,104	$206,355	$—		$206,355
Restricted cash and cash equivalents, current portion	1,233	842	d	2,075	1,024	774	d	1,798
Restricted cash and cash equivalents, net of current portion	15,937	3,742	d	19,679	21,270	3,506	d	24,776
Total cash, cash equivalents, and restricted cash	$131,274	$4,584		$135,858	$228,649	$4,280		$232,929

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$8,717	$—		$8,717	$4,635	$(48)	d	$4,587
Right-of-use assets obtained in exchange for lease obligations	$3,809	$—		$3,809	$1,526	$(1,017)	d	$509
Working capital adjustment related to C&I Solutions sale	$—	$—		$—	$6,265	$—		$6,265

Supplemental cash flow disclosures:
Cash paid for interest	$18,004	$—	$18,004	$11,186	$—	$11,186
Cash paid for income taxes	$1,236	$—	$1,236	$2,500	$—	$2,500

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

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	July 2, 2023	January 1, 2023
Accounts receivable	$489	$489
Prepaid expenses and other current assets	2,924	2,898
Other long-term assets	—	1,284
Accrued liabilities	158	8,033

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Other income:
(Income) expense from transition services agreement, net	$59	$(518)	$(190)	$(518)
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	—	1,000	171	2,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Solar power systems sales	$369,579	$319,986	$711,484	$591,471
Component sales	88,281	74,542	174,812	134,419
Light commercial sales	60	24,569	612	38,765
Services and other	5,440	(1,633)	10,719	2,927
Total revenues	$463,360	$417,464	$897,627	$767,582

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

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Contract assets	$49,666	$57,379
Contract liabilities[1]	$234,903	$153,451

1 As of July 2, 2023 and January 1, 2023, we had indemnifications of $1.1 million retained in connection with our C&I Solutions sale, which are presented within “contract liabilities, net of current portion” on our condensed consolidated balance sheets.

During the three and six months ended July 2, 2023, we recognized revenue of $82.1 million and $91.4 million that was included in contract liabilities as of April 2, 2023 and January 1, 2023, respectively. During the three and six months ended July 3, 2022, we recognized revenue of $40.0 million and $37.9 million that was included in contract liabilities as of April 3, 2022 and January 2, 2022.

As of July 2, 2023, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $755.4 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Accounts receivable, gross	$234,233	$184,733
Less: allowance for credit losses	(13,871)	(14,750)
Less: allowance for sales returns	(166)	(309)
Accounts receivable, net	$220,196	$169,674

Allowance for Credit Losses

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Balance at beginning of period	$13,596	$15,181	$14,750	$14,375
Provision for credit losses	865	628	1,307	1,928
Write-offs	(590)	(150)	(2,186)	(644)
Balance at end of period	$13,871	$15,659	$13,871	$15,659

Inventories

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Photovoltaic modules	$222,145	$136,006
Microinverters	68,832	48,645
Energy storage systems	58,753	62,861
Other solar power system component materials	52,645	48,219
Inventories[1]	$402,375	$295,731

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Deferred project costs	$101,224	$125,604
Deferred costs for solar power systems	86,637	34,124
Related-party receivables	10,119	3,959
Derivative assets	80	—
Other	30,814	34,124
Prepaid expenses and other current assets	$228,874	$197,811

Property, Plant and Equipment, Net

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Testing equipment and tools	$1,804	$1,157
Leasehold improvements	17,201	16,960
Solar power systems	11,100	10,271
Computer equipment	15,576	14,411
Internal-use software	92,939	71,477
Furniture and fixtures	8,105	8,088
Transportation equipment	5,160	3,941
Vehicle finance leases	20,402	12,316
Work-in-progress	7,589	5,958
Property, plant and equipment, gross[2]	179,876	144,579
Less: accumulated depreciation and impairment[2,3]	(84,091)	(68,106)
Property, plant, and equipment, net[1,3]	$95,785	$76,473

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

3 For the three and six months ended July 2, 2023, we recorded depreciation expense, including accretion expense related to our asset retirement obligations, of $9.5 million and $19.1 million, respectively. For the three and six months ended July 3, 2022, we recorded depreciation expense of $4.4 million and $7.9 million, respectively.

Other Long-term Assets

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Equity investments without readily determinable fair value	$38,990	$31,699
Equity investments with fair value option (“FVO”)	26,023	18,346
Cloud computing arrangements (“CCA”) implementation costs, net of current portion[1]	4,131	7,934
Deposits with related parties	6,549	7,329
Retail installment contract receivables, net of current portion[2,3]	91,203	98,001
Long-term deferred project costs	2,925	3,109
Derivative assets	2,507	2,293
Debt issuance costs	—	3,556
Loan receivables held to maturity, net of current portion[3]	1,057	—
Other	12,614	14,660
Other long-term assets	$185,999	$186,927

1 For the three and six months ended July 2, 2023, we recorded $1.1 million and $2.8 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs. For the three and six months ended July 3, 2022, we recorded $1.5 million and $2.0 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs.

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

Accrued Liabilities

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Employee compensation and employee benefits	$18,959	$36,452
Interest payable	595	8,549
Short-term warranty reserves	33,658	29,677
Legal expenses	4,857	2,681
Taxes payable	8,725	9,641
Payable to related parties	7,887	11,239
Short-term finance lease liabilities	4,724	2,949
Indemnification obligations retained from C&I Solutions sale[1]	23,544	20,781
Short-term asset retirement obligation liability	1,525	1,396
Other	29,056	24,754
Accrued liabilities	$133,530	$148,119

1 As of July 2, 2023, we had a total of $22.5 million and $1.0 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $13.5 million and $7.3 million of warranty reserves and other indemnifications, respectively.

Other Long-term Liabilities

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)	(As Restated)
Deferred revenue	$33,642	$35,864
Long-term warranty reserves	19,674	23,931
Unrecognized tax benefits	12,939	12,295
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	12,376	7,878
Indemnification obligations retained from C&I Solutions sale[1]	10,946	11,385
Long-term asset retirement obligation liability	2,599	2,395
Other	19,137	19,496
Other long-term liabilities	$112,771	$114,702

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

Note 6. LOAN RECEIVABLES HELD FOR SALE

The following table summarizes the activity in the balance of loan receivables held for sale, net, reported at the lower of costs or fair value for the three and six months ended July 2, 2023:

Three and Six Months Ended
July 2, 2023
(In thousands)	(As Restated)
Balance at beginning of period	$—
Additions[1]	42,958
Proceeds from sales	(31,352)
Gain (loss) on sale[2]	366
(Increase) decrease in valuation allowance[3]	(25)
Balance at end of period	$11,947

1 In the three and six months ended July 2, 2023, we capitalized $5.4 million of transaction costs related to the structuring of the sale of receivables, which are presented within “prepaid expenses and other current assets” in our condensed consolidated balance sheets.

2 In the three and six months ended July 2, 2023, we recognized a gain of $0.4 million recorded within our condensed consolidated statements of operations related to the loan receivables held for sale that were transferred and derecognized during the periods. In addition, we recorded an unrealized loss of $0.1 million from contracts sold during the three and six months ended July 2, 2023 but not yet recognized as revenue, which was deferred and recorded within “contract liabilities” in our condensed consolidated balance sheets.

3 In the three and six months ended July 2, 2023, we recorded a valuation allowance related to the write-down of our loan receivables held for sale to fair value in our condensed consolidated balance sheets.

Note 7. GOODWILL AND INTANGIBLE ASSETS

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis:

	July 2, 2023
	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
(In thousands)	(As Restated)
Assets
Cash and cash equivalents:
Money market funds	$45,000	$45,000	$—	$—	$45,000
Loan receivables held for sale, net	11,947	12,917	—	12,917	—
Prepaid expenses and other current assets:
Interest rate swaps	80	80	—	80	—
Other long-term assets:
Equity investments with FVO	26,023	26,023	26,023	—	—
Equity investments with readily determinable fair value	—	—	—	—	—
Interest rate swaps	2,507	2,507	—	2,507	—
Total assets	$85,557	$86,527	$26,023	$15,504	$45,000

	January 1, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$297,474	$297,474	$—	$—	$297,474
Other long-term assets:
Equity investments with FVO	18,346	18,346	18,346	—	—
Equity investments with readily determinable fair value	132,480	132,480	—	—	132,480
Interest rate swaps	2,293	2,293	—	2,293	—
Total assets	$450,593	$450,593	$18,346	$2,293	$429,954

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

Loan receivables held for sale, net

Loan receivables held for sale are recorded in the condensed consolidated balance sheets at the net present value when originated, and subsequently measured at lower of cost or fair value on a loan-by-loan basis until the loan receivables are sold. Fair value of our loan receivables held for sale is determined based on the anticipated sale price of the solar loan receivables to third-parties. The loan receivables held for sale are classified within Level 2 of the fair value hierarchy, as the primary component of the price is obtained from observable values of loan receivables with similar terms and characteristics.

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

2023
Assets:	Fair value	Valuation Technique	Unobservable Input	Range[1]	Weighted Average[1]
Other long-term assets:
Equity investments with FVO	$26,023	Discounted cash flows	Discount rate Residual value	12.5%-13% 6.3%-12.9%	12.7% 8.2%
Total assets	$26,023

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

On January 5, 2023, we sold our remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million, which was recorded within “other, net” in our condensed consolidated statements of operations for the six months ended July 2, 2023. During the six months ended July 3, 2022, we sold one million shares of Enphase common stock in open market transactions for net cash proceeds of $149.8 million, and recorded a gain of $1.3 million.

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

As of July 2, 2023, we recorded derivative assets of $2.5 million, within “other long-term assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $67.9 million as of July 2, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately and recorded a gain of $1.1 million and $0.2 million within "interest expense" in our condensed consolidated statements of operations for the three and six months ended July 2, 2023. During the six months ended July 3, 2022, we recorded a loss of $0.5 million for changes in the fair value of the interest rate swaps.

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

Note 9. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operating lease expense	$3,661	$3,364	$7,282	$6,580
Finance lease expense:
Amortization expense	1,031	138	1,806	149
Interest expense on lease liabilities	274	15	463	31
Sublease income	(295)	(104)	(1,041)	(191)
Total	$4,671	$3,413	$8,510	$6,569

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,151	$5,021	$7,900	$8,839
Operating cash flows for finance leases	274	15	463	31
Financing cash flows for finance leases	1,031	138	1,806	149

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$1,723	$117	$3,809	$509
Finance leases	5,689	3,277	8,124	4,188

	As of
	July 2, 2023	January 1, 2023
Weighted-average remaining lease term (in years):
Operating leases	3.5	3.7
Finance leases	3.4	3.4
Weighted-average discount rate:
Operating leases	7.8%	8.0%
Finance leases	7.0%	7.0%

The future minimum lease payments to be paid under non-cancellable leases in effect as of July 2, 2023, are as follows:

	Operating Leases	Finance Leases
As of July 2, 2023	(In thousands)
2023 (remaining six months)	$7,212	$2,872
2024	13,121	5,653
2025	9,422	5,490
2026	7,799	3,999
2027	4,906	1,069
Thereafter	2,091	61
Total lease payments	44,551	19,144
Less: imputed interest	(6,177)	(2,044)
Total	$38,374	$17,100

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 2, 2023 are as follows:

(In thousands)	Fiscal 2023 (remaining six months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$134,002	$184,926	$159,929	$778	$784	$3,745	$484,164

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

Product Warranties

The following table summarizes accrued warranty activities for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance at the beginning of the period	$80,502	$76,506	$74,751	$80,592
Accruals for warranties issued during the period	10,188	3,570	21,017	4,326
Settlements and adjustments during the period	(7,589)	(4,263)	(12,667)	(9,105)
Balance at the end of the period	$83,101	$75,813	$83,101	$75,813

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of July 2, 2023 and January 1, 2023, our provision was $8.2 million, primarily for tax-related indemnifications. In addition, as of July 2, 2023 and January 1, 2023, we retained an additional $4.9 million of tax-related indemnifications with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which is included in “current liabilities of discontinued operations” and “long-term liabilities of discontinued operations” on our consolidated balance sheets.

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

	As of
(In thousands)	July 2, 2023	January 1, 2023
	(As Restated)	(As Restated)
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$—	$132,480
Total equity investments with readily determinable fair value	—	132,480
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	5,000
Equity method investments under the Dealer Accelerator Program	33,710	26,419
Other equity investments without readily determinable fair value	280	280
Total equity investments without readily determinable fair value	38,990	31,699
Equity investments with FVO:
SunStrong Capital Holdings, LLC	10,431	9,871
Dorado Development Partners, LLC	15,289	8,173
SunStrong Partners, LLC	303	302
Total equity investment with FVO	26,023	18,346
Total equity investments	$65,013	$182,525

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

All of these equity investments were accounted for as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.2 million and $0.4 million during the three and six months ended July 2, 2023, as compared to insignificant losses from equity method investments during the three and six months ended July 3, 2022. In addition, during the three and six months ended July 2, 2023, we received a dividend from one of our investees in the amount of $0.2 million and $0.7 million.

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

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	July 2, 2023	January 1, 2023
Accounts receivable	$29,538	$33,864
Loan receivables held for sale, net	12,917	—
Prepaid expenses and other current assets	4,171	3,959
Other long-term assets	6,549	6,549
Accounts payable	742	165
Accrued liabilities	2,162	97
Contract liabilities	157,803	63,504

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands)		(As Restated)		(As Restated)
Revenues and fees received from investees for products/services	$117,453	$50,739	$202,744	$92,861

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

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	July 2, 2023				January 1, 2023
	(As Restated)				(As Restated)
(In thousands)	Face Value	Short-term	Long-term	Total[1]	Face Value	Short-term	Long-term	Total[1]
Recourse Debt:
4.00% convertible debentures due 2023[2]	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Revolver and Term Loan Facility	277,500	34,047	239,409	273,456	—	—	—	—
Other debt	13,942	13,942	—	13,942	11,733	11,733	—	11,733
Total recourse debt	$291,442	$47,989	$239,409	$287,398	$436,724	$436,652	$—	$436,652
Non-Recourse Debt:
Credit Suisse Warehouse Loan	$67,417	$—	$66,020	$66,020	$71,577	$70,443	$—	$70,443
Other debt	352	65	280	345	371	64	308	372
Total non-recourse debt	67,769	65	66,300	66,365	71,948	70,507	308	70,815
Total	$359,211	$48,054	$305,709	$353,763	$508,672	$507,159	$308	$507,467

1 Refers to the total carrying value of the outstanding debt arrangement.

2 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

As of July 2, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands)	Fiscal 2023 (remaining six months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$16,475	$5,069	$5,073	$72,493	$260,080	$21	$359,211

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

The below table summarizes our transactions with Maxeon Solar for the three and six months ended July 2, 2023:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Purchases of photovoltaic modules (recorded in cost of revenues)	$78,432	$62,602	$148,890	$135,061
Research and development expenses reimbursement received	542	8,061	1,006	17,535
Sublease income (recorded in sales, general, and administrative expense)	468	—	936	—
Income (expense) from transition services agreement, net	(25)	(24)	(50)	(290)

We had the following balances related to transactions with Maxeon Solar as of July 2, 2023:

	As of
	July 2, 2023	January 1, 2023
(In thousands)	(As Restated)
Prepaid and other current assets	$419	$607
Accrued liabilities	7,887	11,239
Accounts payable	46,948	38,486
Other long-term liabilities	1,458	1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 10. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 13. INCOME TAXES

In the three months ended July 2, 2023, our income tax provision of $0.4 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $28.3 million was primarily due to the accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $0.8 million in the three months ended July 3, 2022 on a loss from continuing operations before income taxes of $41.8 million was primarily due to the decrease in deferred tax liability due to mark-to-market unrealized losses on equity investments.

In the six months ended July 2, 2023, our income tax provision of $1.7 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $74.5 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.9 million in the six months ended July 3, 2022 on a loss from continuing operations before income taxes of $57.5 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

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

Our income tax benefit on the loss from discontinued operations before income taxes of $2.8 million and $10.2 million, for the three and six months ended July 2, 2023, was $0.1 million and $0.2 million, respectively. In the three and six months ended July 3, 2022, our income tax benefit of $0.1 million and $0.4 million on a loss from discontinued operations before income taxes of $21.6 million and $47.9 million, respectively, was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business.

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

Note 14. NET (LOSS) INCOME PER SHARE

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to stockholders:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
(In thousands, except per share amounts)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations[1]	$(28,489)	$(41,839)	$(75,843)	$(49,022)
Net (loss) income attributable to stockholders - discontinued operations	(2,719)	(21,453)	(10,001)	(47,168)
Net (loss) income attributable to stockholders	$(31,208)	$(63,292)	$(85,844)	$(96,190)
Denominator:
Basic weighted-average common shares	175,042	173,951	174,785	173,664

Basic and dilutive net (loss) income per share - continuing operations	$(0.16)	$(0.24)	$(0.43)	$(0.28)
Basic and dilutive net (loss) income per share - discontinued operations	(0.02)	(0.12)	(0.06)	(0.27)
Basic and dilutive net (loss) income per share	$(0.18)	$(0.36)	$(0.49)	$(0.55)

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

Note 16. SUBSEQUENT EVENTS

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q/A, we have restated our previously issued condensed consolidated financial statements as of July 2, 2023 and January 1, 2023 and for the three and six months ended July 2, 2023 and July 3, 2022. Refer to the “Explanatory Note” preceding “Item 1. Financial Statements (unaudited)” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of July 2, 2023 and January 1, 2023 and for the three and six months ended July 2, 2023 and July 3, 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the restatement.

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

Results of Operations (As Restated)

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	July 2, 2023		July 3, 2022
	(As Restated)		(As Restated)
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$463,360	100	$417,464	100
Total cost of revenues	389,431	84	326,737	78
Gross profit	73,929	16	90,727	22
Research and development	6,508	1	7,182	2
Sales, general, and administrative	90,498	20	105,360	25
Restructuring charges (credits)	—	—	(494)	—
Expense (income) from transition services agreement, net	84	—	(494)	—
Operating (loss) income	(23,161)	(5)	(20,827)	(5)
Other (expense) income, net	(5,168)	(1)	(21,020)	(5)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(28,329)	(6)	(41,847)	(10)
(Provision for) benefits from income taxes	(378)	—	793	—
Equity in earnings (losses) of unconsolidated investees	232	—	—	—
Net (loss) income from continuing operations	(28,475)	(6)	(41,054)	(10)
Net (income) loss from continuing operations attributable to noncontrolling interests	(14)	—	(785)	—
Net (loss) income from continuing operations attributable to stockholders	$(28,489)	(6)	$(41,839)	(10)

	Six Months Ended
	July 2, 2023		July 3, 2022
	(As Restated)		(As Restated)
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$897,627	100	$767,582	100
Total cost of revenues	742,660	83	595,010	78
Gross profit	154,967	17	172,572	22
Research and development	13,755	2	12,353	2
Sales, general, and administrative	194,816	22	193,227	25
Restructuring charges (credits)	—	—	133	—
(Income) expense from transition services agreement, net	(140)	—	(228)	—
Operating (loss) income	(53,464)	(6)	(32,913)	(4)
Other (expense) income, net	(20,998)	(2)	(24,585)	(3)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(74,462)	(8)	(57,498)	(7)
(Provision for) benefits from income taxes	(1,706)	—	8,922	1
Equity in earnings (losses) of unconsolidated investees	420	—	—	—
Net (loss) income from continuing operations	(75,748)	(8)	(48,576)	(6)
Net (income) loss from continuing operations attributable to noncontrolling interests	(95)	—	(446)	—
Net (loss) income from continuing operations attributable to stockholders	$(75,843)	(8)	$(49,022)	(6)

Total Revenues (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Total revenues	$463,360	$417,464	11%	$897,627	$767,582	17%
Our total revenues during the three months ended July 2, 2023 increased by 11% or $45.9 million, as compared to the three months ended July 3, 2022, of which $38.3 million was related to increased volume in our Blue Raven, SunPower Direct and dealer channels, as a result of increased demand for solar energy systems in the market, partially fueled by the grandfathering of the net energy metering program (“NEM 2.0”) in California that was superseded by the new program (“NEM 3.0”) in April 2023, and expanding capacity of our SunPower Residential Installer (“SPRI”) team. In addition, we saw an increase of $19.3 million of revenue due to increases in the average selling price of systems primarily in our Blue Raven, SunPower Direct, and non-installing dealer channels. This was partially offset by a reduction in revenue of $24.9 million from the continued wind-down of our Light Commercial business during fiscal 2023.

Our total revenues during the six months ended July 2, 2023 increased by 17% or $130.0 million, as compared to the six months ended July 3, 2022, of which $106.7 million was related primarily to increased volume in our SunPower Direct and dealer channels, as a result of increased demand for solar energy systems in the market primarily prior to the transition to NEM 3.0 in California in April 2023, and expanding capacity of our SPRI team. In addition, we saw an increase of $60.9 million of revenue due to increases in the average selling price of systems. This was partially offset by a reduction in revenue of $38.2 million from the continued wind-down of our Light Commercial business during fiscal 2023.

One customer accounted for approximately 20% and 17% of total revenues for the three and six months ended July 2, 2023, respectively, primarily within solar power systems sales revenue category. We did not have any customers that accounted for greater than 10% of total revenues for the three and six months ended July 3, 2022.

Total Cost of Revenues and Gross Margin (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Cost of Revenues
Total cost of revenues	$389,431	$326,737	19%	$742,660	$595,010	25%

Gross Margin
Total gross margin	16%	22%	(6)%	17%	22%	(5)%

Our total cost of revenues increased by 19% and 25% during the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, respectively, primarily as a result of revenue volume growth from increased demand for solar energy products during the first and second quarters of fiscal 2023 primarily in our Blue Raven, SunPower Direct, and dealer channels. This contributed to an increase in total cost of revenues of $43.1 million and $98.7 million in the three and six months ended July 2, 2023 as compared to the three and six months ended July 3, 2022, respectively. In addition, the rising costs of material and labor contributed to an increase of $31.8 million and $74.6 million for the three and six months ended July 2, 2023 compared to July 3, 2022, respectively, partly due to the absorption of cost over lower than expected volumes. This was partially offset by a decrease in cost of revenues related to the wind-down of our Light Commercial business of $19.7 million and $32.3 million for the three and six months ended July 2, 2023 compared to July 3, 2022, respectively.

Our gross margin decreased by 6 and 5 percentage points during the three and six months ended July 2, 2023, respectively, as compared to the three and six months ended July 3, 2022, primarily due to cost increases of $31.8 million and $74.6 million which were not commensurate with the corresponding increases in the average selling price of our systems of $19.3 million and $60.9 million, for the three and six months ended July 2, 2023 as compared to the three and six months ended July 3, 2022, respectively.

Research and Development (“R&D”) (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
R&D	$6,508	$7,182	(9)%	$13,755	$12,353	11%
As a percentage of revenues	1%	2%		2%	2%

R&D expense decreased by $0.7 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to a loss recorded during the second quarter of fiscal 2022 related to the transfer of certain assets to Maxeon Solar in connection with the amendment of the cross license agreement and other ancillary agreements, which did not occur in fiscal 2023.

R&D expense increased by $1.4 million during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to a continued increase in labor and personnel-related costs of $2.6 million to support our business growth strategy and ongoing projects during the second quarter of fiscal 2023, partially offset by a loss recorded of $1.2 million due to the transfer of certain assets to Maxeon Solar that occurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements.

Sales, General, and Administrative (“SG&A”) (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
SG&A	$90,498	$105,360	(14)%	$194,816	$193,227	1%
As a percentage of revenues	20%	25%		22%	25%

SG&A expenses decreased by $14.9 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to a lower variable compensation of $4.7 million, a decrease of $2.4 million related to digital consulting and license fees spend, and a decrease of $2.2 million related to the reclassification of certain expenses from cost of revenues to SG&A compared to fiscal 2022. In addition, we had a $5.2 million net decrease due to various fees incurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements entered into with Maxeon Solar and the settlement of litigation and disputed claims, which did not occur in fiscal 2023. This was partially offset by an increase of $3.6 million in labor and personnel-related costs, including additional headcount and stock-based compensation incurred to support our business growth strategy.

SG&A expenses increased by $1.6 million during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to the growth of our residential business, including $9.8 million increase in depreciation expense due to new purchases of property, plant, and equipment and an increase of $6.1 million in personnel-related costs, including additional headcount and stock-based compensation, which were incurred to support our business growth strategy. This was partially offset by a lower variable compensation of $7.0 million and a decrease in transaction-related costs incurred of $1.4 million during fiscal 2023 as compared to fiscal 2022. In addition, we had a $5.2 million net decrease due to various fees incurred during the second quarter of fiscal 2022 in connection with the amendment of the cross license agreement and other ancillary agreements entered into with Maxeon Solar and the settlement of litigation and disputed claims.

Expense (income) from transition services agreement, net

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Expense (income) from transition services agreement, net	$84	$(494)	(117)%	$(140)	$(228)	(39)%
As a percentage of revenues	—%	—%		—%	—%

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

Other (Expense) Income, Net (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Interest income	$329	$92	258%	$1,160	$134	766%
Interest expense	(5,786)	(6,460)	(10)%	(11,464)	(11,511)	—%
Other (expense) income:
Other, net	289	(14,652)	102%	(10,694)	(13,208)	19%
Other (expense) income, net	$(5,168)	$(21,020)	75%	$(20,998)	$(24,585)	15%
As a percentage of revenues	(1)%	(5)%		(2)%	(3)%

Interest income increased by $0.2 million and $1.0 million during the three and six months ended July 2, 2023, as compared to the three and six months ended July 3, 2022, primarily due to interest earned from our money market fund investments.

Interest expense decreased by $0.7 million during the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to lower interest expense, net of an unrealized gain on our Credit Suisse interest rate swap. In particular, we incurred $6.2 million of interest expense on our term loan, revolver, and Credit Suisse warehouse debt facilities in the second quarter of fiscal 2023, partially offset by $1.1 million of unrealized gain on our Credit Suisse interest rate swap. This was as compared to $5.3 million interest expense incurred during the second quarter of fiscal 2022 on our 2023 convertible debentures and Safe Harbor loans, which were repaid in the first quarter of fiscal 2023 and the second quarter of fiscal 2022, respectively, and $0.5 million of unrealized loss on our Credit Suisse interest rate swap in the second quarter of fiscal 2022.

Interest expense remained constant during the six months ended July 2, 2023, as compared to the six months ended July 3, 2022.

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

Income Taxes (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
(Provision for) benefits from income taxes	$(378)	$793	(148)%	$(1,706)	$8,922	(119)%
As a percentage of revenues	—%	—%		—%	1%

In the three months ended July 2, 2023, our income tax provision of $0.4 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $28.3 million, was primarily due to the accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $0.8 million in the three months ended July 3, 2022 on a loss from continuing operations before income taxes of $41.8 million was primarily due to the decrease in deferred tax liability due to mark-to-market unrealized losses on equity investments.

In the six months ended July 2, 2023, our income tax provision of $1.7 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $74.5 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $8.9 million in the six months ended July 3, 2022 on a loss from continuing operations before income taxes of $57.5 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored the ability to utilize net operating losses in 2022.

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

Equity in earnings (losses) of unconsolidated investees (As Restated)

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Equity in earnings (losses) of unconsolidated investees	$232	$—	100%	$420	$—	100%
As a percentage of revenues	—%	—%		—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $0.2 million and $0.4 million for the three and six months ended July 2, 2023, primarily due to earnings recorded from our equity method investees during the first and second quarters of fiscal 2023, which began during the third quarter of fiscal 2022.

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

Liquidity and Capital Resources

Liquidity (As Restated)

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022
Net cash (used in) provided by operating activities	$(158,170)	$(161,991)
Net cash provided by (used in) investing activities	47,152	249,673
Net cash (used in) provided by financing activities	(159,630)	(7,352)

Operating Activities (As Restated)

The $3.8 million decrease in cash used in operations in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022, was primarily due to changes in operating assets and liabilities. Cash used in operations decreased year over year due to higher accounts receivable and inventories, partially offset by net payment for accounts payable and other accrued liabilities, and contract liabilities.

Investing Activities (As Restated)

The $202.5 million decrease in net cash provided by investing activities in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022 primarily resulted from cash proceeds received from the sale of our C&I Solutions business during the six months ended July 3, 2022, as well as lower proceeds from the sale of our equity investments in Enphase in fiscal 2023 as compared to fiscal 2022.

Financing Activities (As Restated)

The $152.3 million increase in net cash used in financing activities in the six months ended July 2, 2023 compared to the corresponding six months ended July 3, 2022 primarily resulted from repayment of our convertible debt and bank loans and other debt in fiscal 2023, partially offset by higher net proceeds from bank loans and other debt than in the six months ended July 3, 2022.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Subsequent to the filing of our Original Form 10-Q, as of October 1, 2023, we breached a financial covenant and a reporting covenant of the Credit Agreement (see “Item 1. Financial Statements—Note 11. Debt and Credit Sources”). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment of $246.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023, the Company obtained the Amendment and Waiver amending the Amended Credit Agreement by and among the Company, certain of its subsidiaries as guarantors, the Existing Lenders, and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth under the Atlas Credit Agreement (see “Item 1. Financial Statements—Note 11. Debt and Credit Sources”) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment of $65.3 million borrowings outstanding as of October 1, 2023, or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under (on behalf of the lenders thereunder) that certain credit agreement, dated as of March 31, 2022, by and among (inter alia) Dorado 1 Senior Borrower, LLC and Dorado 1 Senior Pledgor, LLC (each of which are non-wholly owned subsidiaries of Company), Bank of America N.A., as administrative agent, Computershare Trust Company, National Association, as the collateral agent and the financial institutions party thereto from time to time as lenders (as amended, the “Dorado Credit Agreement”) as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

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

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements—Note 11. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

In addition, see “Risk Factors—Substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements” in this Quarterly Report on Form 10-Q/A.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of July 2, 2023:

		Payments Due by Fiscal Period
(In thousands) (as restated)	Total	2023	2024-2025	2026-2027	Beyond 2027
Other debt, including interest[1]	$372,149	$18,632	$18,762	$334,734	$21
Operating lease commitments[2]	44,551	7,212	22,543	12,705	2,091
Supply agreement commitments and other[3]	484,164	134,002	344,855	1,562	3,745
Total	$900,864	$159,846	$386,160	$349,001	$5,857

1 Other debt, including interest, primarily relates to our Revolver and Term Loan facilities, non-recourse financing, and other debt arrangements as described in Note 11. Debt and Credit Sources.

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

We are also exposed to credit risk from customers and their potential payment delinquencies on our retail installment contracts and solar loan receivable agreements that are held to maturity. These retail installment contracts and solar loan receivable agreements have a typical term of 20 - 25 years and require customers to make monthly payments. As of July 2, 2023 and January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 and 740, respectively, which are each generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of July 2, 2023, the average FICO score of our customers under a solar loan receivable remained at or above 600, which is generally categorized as a “Fair” credit profile. However, existing and future customers’ credit profiles may decline due to economic headwinds. Our retail installment contract and solar loan receivables held to maturity portfolios have not experienced a significant number of customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience a significant number of customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our condensed consolidated financial statements.

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

At the time the Original Form 10-Q was filed on August 2, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2023 because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of July 2, 2023:

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

2. Classification of Expenses in the Statement of Operations:

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations. We further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our consolidated statements of operations for the three and six months ended July 2, 2023 and July 3, 2022.

These material weaknesses resulted in the restatement of our condensed consolidated financial statements as of July 2, 2023 and January 1, 2023, and for the three and six months ended July 2, 2023 and July 3, 2022. Additionally, these material weaknesses could result in misstatements that would not be prevented or detected in our accounts and disclosures, resulting in a material misstatement to the annual or interim consolidated financial statements. Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows for the periods presented.

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

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantial doubt exists doubts about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a full waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements.

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

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our disclosure controls and procedures were not effective as of July 2, 2023. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock. Also, as a result of such material weaknesses and the related restatements of our financial statements, we currently face, and may continue to be subject to litigation or other disputes.

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

ITEM 6. EXHIBITS

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